Form 10-Q
period 1996-06-30
AMERICAN HOMEPATIENT INC
filed 1996-08-14
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

CHECK ONE                         FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1996
                                                -------------
                                     OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSACTION PERIOD FROM _________ TO _________.

                           AMERICAN HOMEPATIENT, INC.
                           --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                    0-19532                  62-1474680
- -------------------------------       ------------           -------------------
(STATE OR OTHER JURISDICTION OF       (COMMISSION              (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)        FILE NUMBER)           IDENTIFICATION NO.)


      5200 MARYLAND WAY, SUITE 400, BRENTWOOD, TENNESSEE        37027
- --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (615) 221-8884
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
- --------------------------------------------------------------------------------
            (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                       IF CHANGED SINCE LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO
                                                ---      ---

                                   14,210,602
- --------------------------------------------------------------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 7, 1996)

                         PART I.  FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS



ASSETS
                                                                     December 31,       June 30,
                                                                         1995             1996
                                                                     ------------     ------------
                                                                                       (unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                           $  4,224,000     $  6,849,000
 Restricted cash                                                          375,000          375,000
 Accounts receivable, less allowance for doubtful accounts of
  $12,383,000 and $16,916,000, respectively                            47,251,000       65,273,000
 Inventories                                                           12,974,000       17,289,000
 Prepaid expenses and other assets                                      2,089,000        3,268,000
 Deferred tax asset                                                     5,000,000        4,955,000
                                                                     ------------     ------------
    Total current assets                                               71,913,000       98,009,000
                                                                     ------------     ------------

PROPERTY AND EQUIPMENT, at cost                                        62,258,000       84,366,000
 Less accumulated depreciation and amortization                       (21,597,000)     (33,297,000)
                                                                     ------------     ------------
    Net property and equipment                                         40,661,000       51,069,000
                                                                     ------------     ------------

OTHER ASSETS
 Excess of cost over fair value of net assets acquired, net           107,234,000      162,666,000
 Investment in unconsolidated joint ventures                            7,245,000       11,681,000
 Deferred costs, net                                                    2,074,000        2,846,000
 Other assets                                                           3,389,000        3,580,000
                                                                     ------------     ------------
    Total other assets                                                119,942,000      180,773,000
                                                                     ------------     ------------

                                                                     $232,516,000     $329,851,000
                                                                     ============     ============

                                  (Continued)

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    December 31,         June 30,
                                                                        1995               1996
                                                                    ------------       ------------
                                                                                        (unaudited)
CURRENT LIABILITIES
 Current portion of long-term debt and capital leases               $  8,999,000       $ 11,297,000
 Trade accounts payable                                                4,815,000          5,863,000
 Income taxes payable                                                  1,459,000          1,235,000
 Other payables                                                          767,000            720,000
 Accrued expenses:
  Payroll and related benefits                                         4,722,000          4,702,000
  Other                                                                4,879,000          6,282,000
                                                                    ------------       ------------
    Total current liabilities                                         25,641,000         30,099,000
                                                                    ------------       ------------

NONCURRENT LIABILITIES
 Long-term debt and capital leases, less current portion              84,607,000        101,608,000
 Deferred income taxes                                                 2,049,000          2,101,000
 Other noncurrent liabilities                                            788,000            972,000
                                                                    ------------       ------------
    Total noncurrent liabilities                                      87,444,000        104,681,000
                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value; authorized 5,000,000
  shares; none issued and outstanding                                        ---                ---
 Common stock, $.01 par value; authorized 35,000,000
  shares; issued and outstanding, 11,487,000 and 14,207,000
  shares, respectively                                                   115,000            142,000
 Paid-in capital                                                      85,802,000        154,944,000
 Retained earnings                                                    33,514,000         39,985,000
                                                                    ------------       ------------
    Total stockholders' equity                                       119,431,000        195,071,000
                                                                    ------------       ------------
                                                                    $232,516,000       $329,851,000
                                                                    ============       ============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these balance sheets.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                           Three Months Ended June 30               Six Months Ended June 30
                                                         ------------------------------         -------------------------------
                                                             1995              1996                 1995                1996
                                                             ----              ----                 ----                ----
REVENUES
 Sales and related service revenues                      $16,806,000        $26,330,000         $29,367,000         $50,812,000
 Rentals and other revenues                               20,691,000         34,480,000          36,580,000          63,924,000
 Earnings from joint ventures                                960,000          1,608,000           1,787,000           2,736,000
                                                         -----------        -----------         -----------         -----------
    Total revenues                                        38,457,000         62,418,000          67,734,000         117,472,000
                                                         -----------        -----------         -----------         -----------

EXPENSES
 Cost of sales and related services, excluding
  depreciation and amortization                            8,299,000         12,717,000          13,998,000          25,015,000
 Operating                                                18,997,000         32,060,000          34,131,000          59,995,000
 General and administrative                                2,989,000          4,132,000           5,432,000           7,381,000
 Depreciation and amortization                             3,230,000          5,604,000           5,563,000          10,549,000
 Interest                                                  1,008,000          2,138,000           1,786,000           3,993,000
                                                         -----------        -----------         -----------         -----------
    Total expenses                                        34,523,000         56,651,000          60,910,000         106,933,000
                                                         -----------        -----------         -----------         -----------


INCOME FROM OPERATIONS BEFORE INCOME TAXES                 3,934,000          5,767,000           6,824,000          10,539,000

PROVISION FOR INCOME TAXES                                 1,570,000          2,226,000           2,730,000           4,068,000
                                                         -----------        -----------         -----------         -----------

NET INCOME                                               $ 2,364,000        $ 3,541,000         $ 4,094,000         $ 6,471,000
                                                         ===========        ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                  11,096,000         13,307,000           9,945,000          12,609,000
                                                         ===========        ===========         ===========         ===========

INCOME PER SHARE                                         $      0.21        $      0.27         $      0.41         $      0.51
                                                         ===========        ===========         ===========         ===========

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                       For the Six Months Ended June 30
                                                                       --------------------------------
                                                                            1995               1996
                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income from operations                                             $ 4,094,000        $ 6,471,000
 Adjustments to reconcile net income from operations
  to net cash provided from (used in) operating activities:
   Depreciation and amortization                                          5,563,000         10,549,000
   Equity in earnings of unconsolidated joint ventures                     (922,000)        (1,402,000)
   Minority interest                                                         91,000             84,000

 Change in assets and liabilities, net of effects
  from acquisitions:
   Receivables, net                                                      (2,395,000)        (7,545,000)
   Inventories                                                           (1,084,000)          (545,000)
   Prepaid expenses and other                                            (1,545,000)          (647,000)
   Income taxes payable                                                  (5,964,000)             3,000
   Trade accounts payable, accrued expenses
    and other current liabilities                                        (2,338,000)        (3,533,000)
   Other assets                                                            (197,000)          (138,000)
                                                                        -----------        -----------
     Net cash provided from (used in) operating activities               (4,697,000)         3,297,000
                                                                        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions, net of cash acquired                                     (55,708,000)       (51,964,000)
 Additions to property and equipment, net                                (7,454,000)        (9,470,000)
 Distributions to unconsolidated joint ventures,
  net of advances                                                           (91,000)        (2,394,000)
 Distributions to minority interest owners                                  (54,000)            (9,000)
                                                                        -----------        -----------
     Net cash used in investing activities                              (63,307,000)       (63,837,000)
                                                                        ===========        ===========

                                  (Continued)

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (Continued)

                                                             For the Six Months Ended June 30
                                                             --------------------------------
                                                                   1995              1996
                                                                   ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on debt and capital leases                 (1,553,000)      (60,145,000)
 Proceeds from issuance of debt                                19,315,000        55,800,000
 Proceeds from exercise of stock options                        1,787,000         2,146,000
 Deferred financing costs                                        (613,000)         (860,000)
 Proceeds from equity offering, net                            47,353,000        66,224,000
                                                              -----------       -----------
    Net cash provided from financing activities                66,289,000        63,165,000
                                                              -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                   (1,715,000)        2,625,000

CASH AND CASH EQUIVALENTS, beginning of period                  3,704,000         4,224,000
                                                              -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                      $ 1,989,000       $ 6,849,000
                                                              ===========       ===========

SUPPLEMENTAL INFORMATION:
 Cash payments of interest                                    $ 1,729,000       $ 3,640,000
                                                              ===========       ===========

Cash payments of income taxes                                 $ 8,974,000       $ 4,292,000
                                                              ===========       ===========

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995



1.  ORGANIZATION AND BACKGROUND:

The registrant is a health care services company engaged in the provision of home health care services. The Company's home health care services consist primarily of the provision of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the six months ended June 30, 1996, such services represented 51%, 18% and 31%, respectively, of net revenues. As of June 30, 1996, the Company provided these services to patients primarily in the home through 283 centers in Alabama, Arizona, Arkansas, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.

2. INCOME PER SHARE:

Net income per share is based on the weighted average number of the Company's common and common equivalent shares outstanding or subscribed which pertain to the respective operations included in each period. Common stock equivalents result from stock options issued to management, employees, and directors as well as from warrants to acquire common shares issued by the Company.

3.  BASIS OF FINANCIAL STATEMENTS:

The interim condensed consolidated financial statements of the Company for the three and six months ended June 30, 1996 and 1995 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at June 30, 1996 and the results of operations and cash flows for the three and six months ended June 30, 1996 and 1995.

The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.  ACQUISITIONS:

During 1996 and effective through June 30, 1996, the Company acquired 73 home health care centers for total consideration of approximately $81 million, including cash, satisfaction of certain liabilities, and notes payable issued to sellers with combined annualized revenue of approximately $75 million.

Since January 1, 1995 and effective through the filing date of this Form 10-Q, American HomePatient has acquired 152 home health care centers.

The terms of the 1995 and 1996 acquisitions, including the consideration paid, were the result of arm's-length negotiations. The acquisitions were funded via a combination of cash from Company reserves, seller-financed notes, and draws on the Company's line of credit.

On May 1, 1996, the Company entered into a second amended and restated Bank Credit Facility to increase commitments thereunder to $225.0 million. This Facility includes a $100.0 million five-year term loan and a $125.0 million five-year revolving line of credit. The various financial and operating covenants are substantially similar to those under the first amended and restated Bank Credit Facility. Borrowings under the Bank Credit Facility may be used for acquisitions and other general corporate purposes, subject to the terms and conditions of the respective credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of stockholders' equity, leverage ratios, and interest coverage ratios.

5.  SECONDARY OFFERING OF COMMON STOCK:

In May 1996, the Company issued 1,650,000 shares of its common stock (on a pre-split basis; see Note 6) to the public (the "Secondary Offering") at a price of $42.00 per share before underwriting discounts and expenses. Net of discounts and expenses, the Company realized approximately $66 million from the Secondary Offering. Of the Secondary Offering proceeds, approximately $59 million was applied to reduce outstanding borrowings under the Secured Revolving Line of Credit and the remainder was used to fund acquisitions.

6.  3-FOR-2 STOCK SPLIT DIVIDEND:

The Company completed a 3-for-2 common stock split dividend effective with a record date at the close of trading on June 28, 1996. All amounts shown in the financial statements in this Form 10-Q related to common shares outstanding, weighted average common shares outstanding, and income per share have been adjusted to reflect this stock split.

7.  IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS:

In 1995, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards Number 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of SFAS 121 is required for fiscal years beginning after December 15, 1995. The Company has adopted SFAS 121 in 1996, and the adoption did not have a material effect on the Company's financial position.

In October 1995, the FASB issued Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation." This statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The Company will adopt the disclosure requirements of SFAS 123 in 1996.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's home health care services consist primarily of the provision of home respiratory therapy, the provision of home infusion therapy and the rental and sale of home medical equipment and supplies. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. The following table sets forth the percentage of the Company's net revenues represented by each line of business for the periods presented:



                                                    Six Months Ended June 30,
                                                    -------------------------
                                                        1995         1996
                                                        ----         ----
Home respiratory therapy services...............         53%          51%
Home infusion therapy services..................         20           18
Home medical equipment and medical supplies.....         27           31
                                                        ---          ---
    Total.......................................        100%         100%
                                                        ===          ===

The Company reports its net revenues as follows: (i) sales and related services; (ii) rentals and other; and (iii) earnings from hospital joint ventures. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. Because the Company's hospital joint ventures are not consolidated for financial statement reporting purposes, earnings from joint ventures represent the Company's equity in earnings and management and administrative fees for unconsolidated hospital joint ventures. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Operating expenses include center labor costs, delivery expenses, occupancy costs, costs related to rentals other than depreciation, billing center costs, other operating costs and provision for doubtful accounts. General and administrative expenses include corporate, area and regional management expenses and costs.

Since its inception, the Company has experienced substantial growth. This growth is primarily attributable to the Company's pursuit of an acquisition strategy targeting successful, operating home health care businesses, through both 100% ownership and joint venture partnerships. Since the Company's initial public offering in November 1991, the Company has expanded operations from 24 home health care centers in four states to 283 home health care centers in 31 states as of June 30, 1996. The Company acquired 79 centers during 1995 and 73 centers during the six months ended June 30, 1996. The Company continues its integration of recently acquired home health care centers. The Company's experience and management expertise is applied wherever possible to improve the operating efficiency of the new centers. Quality methods and ideas from the acquired centers become part of the systems and procedures of the combined Company. Profitable services that were not formerly provided are being added where such opportunities exist. As the Company grows, economies of scale can be realized in its purchasing of goods and services used in its business and, to some extent, its management of overhead expenses.

RESULTS OF OPERATIONS

The following table and discussion set forth, for the periods indicated, the percentage of net revenues represented by the respective financial items:

                           PERCENTAGE OF NET REVENUES


                                                      Three Months        Six Months
                                                      Ended June 30      Ended June 30
                                                      -------------      -------------
                                                      1995     1996      1995     1996
                                                      ----     ----      ----     ----
Net Revenues                                         100.0%   100.0%    100.0%   100.0%

Costs and expenses:

 Cost of sales and related services                   21.6     20.4      20.7     21.3
 Operating expenses                                   49.4     51.4      50.4     51.1
 General and administrative                            7.8      6.6       8.0      6.2
 Depreciation and amortization                         8.4      9.0       8.2      9.0
 Interest                                              2.6      3.4       2.6      3.4
                                                     -----    -----     -----    -----
    Total costs and expenses                          89.8%    90.8%     89.9%    91.0%
                                                     -----    -----     -----    -----

 Income from operations before income taxes           10.2%     9.2%     10.1%     9.0%
                                                     =====    =====     =====    =====

The operations of acquired centers are included in the operations of the Company from the effective date of each acquisition. Because of the substantial acquisition activity, the comparison of the results of operations between 1996 and 1995 is materially impacted by the operations of these acquired businesses. For comparative purposes, the Company separates operations into "same-store" and "acquisitions." An acquired center becomes "same-store" beginning with its thirteenth month of operations as part of the Company.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

NET REVENUES. Net revenues increased from $38,457,000 for the quarter ended June 30, 1995 to $62,418,000 for the same period in 1996, an increase of $23,961,000, or 62%. Same-store net revenues, including net revenues of same-store hospital joint ventures managed by the Company and accounted for under the equity method, increased 10%. Net revenues of same-store hospital joint ventures contributed 5% of this total same-store growth rate. Following is a discussion of the components of net revenues:

     Sales and Related Services Revenues. Sales and related services revenues increased from $16,806,000 for the quarter ended June 30, 1995 to $26,330,000 for the same period in 1996, an increase of $9,524,000, or 57%. This increase is primarily attributable to the acquired home health care businesses.

     Rentals and Other Revenue. Rentals and other revenues increased from $20,691,000 for the quarter ended June 30, 1995 to $34,480,000 for the same period in 1996, an increase of $13,789,000, or 67%. This increase is primarily attributable to the acquired home health care businesses.

     Earnings from Joint Ventures. Earnings from joint ventures increased from $960,000 for the quarter ended June 30, 1995 to $1,608,000 for the same period in 1996, an increase of $648,000, or 68%. Of this increase, $310,000 is attributable to net growth in the Company's existing hospital joint ventures. The remainder of the increase is primarily attributable to acquired joint ventures.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $8,299,000 for the quarter ended June 30, 1995 to $12,717,000 for the same period in 1996, an increase of $4,418,000. As a percentage of sales and related services revenues, cost of sales and related services decreased from 49% to 48%. This decrease is attributable to favorable pricing the Company has been able to negotiate with certain of its product vendors offset in part by a change in the mix of sales and related services revenue attributable primarily to the acquired home health care businesses.

OPERATING EXPENSES. Operating expenses increased from $18,997,000 for the quarter ended June 30, 1995 to $32,060,000 for the same period in 1996, an increase of $13,063,000, or 69%. This increase is primarily attributable to operating expenses associated with the acquired home health care businesses. As a percentage of net revenues, operating expenses increased from 49% to 51%.
This increase is primarily attributable to slightly higher bad debt expense as a percentage of net revenue in the quarter ended June 30, 1996 compared to the same period in 1995.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $2,989,000 for the quarter ended June 30, 1995 to $4,132,000 for the same period in 1996, an increase of $1,143,000, or 38%. This increase is primarily attributable to increases in expense associated with the acquired home health care businesses and to increases in corporate office general and administrative expenses. As a percentage of net revenues, general and administrative expenses have decreased from 8% to 7%.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $3,230,000 for the quarter ended June 30, 1995 to $5,604,000 for the same period in 1996, an increase of $2,374,000. This increase is primarily attributable to the acquired home health care businesses.

INTEREST. Interest expense increased from $1,008,000 for the quarter ended June 30, 1995 to $2,138,000 for the same period in 1996, an increase of $1,130,000.
The increase is due to additional interest expense associated with increased borrowings used to fund acquisitions of home health care businesses.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

NET REVENUES. Net revenues increased from $67,734,000 for the six months ended June 30, 1995 to $117,472,000 for the same period in 1996, an increase of $49,738,000, or 73%. Same-store net revenues, including net revenues of same-store hospital joint ventures managed by the Company and accounted for under the equity method, increased 11%. Same-store hospital joint ventures contributed 4% of this total same-store growth rate. Following is a discussion of the components of net revenues:

     Sales and Related Services Revenues. Sales and related services revenues increased from $29,367,000 for the six months ended June 30, 1995 to $50,812,000 for the same period in 1996, an increase of $21,445,000 or 73%. This increase is primarily attributable to the acquired home health care businesses.

     Rentals and Other Revenue. Rentals and other revenues increased from $36,580,000 for the six months ended June 30, 1995 to $63,924,000 for the same period in 1996, an increase of $27,344,000, or 75%. This increase is primarily attributable to the acquired home health care businesses.

     Earnings from Joint Ventures. Earnings from joint ventures increased from $1,787,000 for the six months ended June 30, 1995 to $2,736,000 for the same period in 1996, an increase of $949,000, or 53%. Of this increase, $683,000 is attributable to net growth in the existing hospital joint ventures. The remainder of the increase is attributable to acquired joint ventures.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $13,998,000 for the six months ended June 30, 1995 to $25,015,000 for the same period in 1996, an increase of $11,017,000, or 79%. As a percentage of sales and related services revenues, cost of sales and related services increased from 48% to 49%. This increase reflects a change in the mix of sales and related service revenues attributable primarily to acquisitions offset somewhat by favorable pricing the Company has been able to negotiate with certain of its product vendors.

OPERATING EXPENSES. Operating expenses increased from $34,131,000 for the six months ended June 30, 1995 to $59,995,000 for the same period in 1996, an increase of

$25,864,000, or 76%. This increase is primarily attributable to operating expenses associated with the acquired home health care businesses. As a percentage of net revenues, operating expenses increased from 50% to 51%. This increase is primarily attributable to slightly higher bad debt expense as a percentage of net revenue in the six months ended June 30, 1996 compared to the same period in 1995.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $5,432,000 for the six months ended June 30, 1995 to $7,381,000 for the same period in 1996, an increase of $1,949,000, or 36%. This increase is primarily attributable to increases in expense associated with the acquired home health care businesses and to increases in corporate office general and administrative expenses. As a percentage of net revenue, general and administrative expenses have decreased from 8% to 6%.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $5,563,000 for the six months ended June 30, 1995 to $10,549,000 for the same period in 1996, an increase of $4,986,000 or 90%. This increase is primarily attributable to the acquired home health care businesses.

INTEREST. Interest expense increased from $1,786,000 for the six months ended June 30, 1995 to $3,993,000 for the same period in 1996, an increase of $2,207,000. The increase is due to additional interest expense associated with increased borrowings used to fund acquisitions of home health care businesses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company's working capital is $67,910,000 and the current ratio is 3.3 as compared to working capital of $46,272,000 and a current ratio of 2.8 at December 31, 1995. The Company has current maturities of long-term debt of approximately $11,297,000 at June 30, 1996.

The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable, and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient (i) receiving a new medical therapy or (ii) covered by Medicare or Medicaid. Net patient accounts receivable were $44,348,000 and $61,061,000 at December 31, 1995 and June 30, 1996, respectively. This increase was primarily attributable to the acquisition of home health care businesses in the first and second quarters of 1996. This represented an average of approximately 91 and 90 days' sales in accounts receivable at December 31, 1995 and June 30, 1996, respectively.

Net cash used in operating activities was $4,697,000 for the six months ended June 30, 1995 and net cash provided from operating activities was $3,297,000 for the six months ended

June 30, 1996. These amounts primarily represent net income plus depreciation and amortization and provisions for doubtful accounts and changes in the various components of working capital. Also included in net cash used in operating activities for the six months ended June 30, 1995 was $5,500,000 for payment of taxes on the sale of discontinued operations. Net cash used in investing activities was $63,307,000 and $63,837,000 for the six months ended June 30, 1995 and 1996, respectively. These amounts primarily represent acquisitions of home health care businesses and property and equipment additions. Net cash provided from financing activities was $66,289,000 and $63,165,000 for the six months ended June 30, 1995 and 1996, respectively. These amounts primarily represent proceeds from the issuance of long-term debt, the issuance of common stock due to equity offering and stock option exercises, and principal repayments on debt.

The Company's principal capital requirements are for acquisitions of additional home health care companies and expansion of the services provided through its existing home health care centers. The Company has financed and intends to continue to finance these requirements, its net revenue growth, and working capital needs with net cash provided by operations and with borrowings under the Bank Credit Facility. On May 1, 1996, the Company amended and restated the Bank Credit Facility to increase commitments thereunder to $225.0 million. The Bank Credit Facility includes a $100.0 million five-year term loan and a $125.0 million five-year revolving line of credit. Borrowings under the Bank Credit Facility may be used to finance acquisitions and for other general corporate purposes, subject to the terms and conditions of the credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Bank Credit Facility), plus a margin from 0% to 1.00% and from 0.5% to 2.00%, respectively. The Company's ability to borrow under the Bank Credit Facility terminates on May 1, 2001, subject to exceptions set forth therein. As of June 30, 1996 the weighted average borrowing rate was 6.27%. A commitment fee of up to .375% per annum (.20% as of June 30, 1996) is payable by the Company on the undrawn balance. The interest rate and commitment fee vary depending on a financial ratio as defined in the Bank Credit Facility.

The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of stockholders' equity, leverage ratios and interest coverage ratios. The Company was in compliance with these covenants at June 30, 1996. The Bank Credit Facility also contains certain covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interest on the assets of the Company, the payment of dividends on and the redemption or repurchase of securities of the Company, investments, acquisitions, investments in joint ventures, capital expenditures and sales of Company assets.

The Company's capital expenditures consist of purchases of home health care rental equipment and routine capital purchases at its regional and corporate offices. Through June 30, 1996, $9,470,000 of capital expenditures had been incurred.

IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

In 1995, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards Number 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of SFAS 121 is required for fiscal years beginning after December 15, 1995. The Company has adopted SFAS 121 in 1996, and the adoption did not have a material effect on the Company's financial position.

In October 1995, the FASB issued Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation." This statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The Company will adopt the disclosure requirements of SFAS 123 in 1996.

Summary

Management believes that available cash, the funding available under the Bank Credit Facility, and funds generated from operations will be sufficient for the Company to satisfy its capital expenditures, acquisition activities, working capital and debt requirements for the next twelve months.

                         PART II.  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

(B) Reports on Form 8-K. Forms 8-K/A and 8-K/A2 each dated April 28, 1995 were filed with respect to the acquisition of ConPharma Home HealthCare, Inc. and related financial statements.

Form 8-K dated July 29, 1996 was filed with respect to the acquisition of Miller Medical Service, Inc. by merger and a related Form 8-K/A1 dated August 8, 1996 was filed with respect to such transaction to correct a typographical error appearing in the original Form 8-K.

Form 8-K dated May 16, 1996 was filed with respect to the acquisitions of Delcrest Medical Products, Inc. and HomeCare USA and related financial statements.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            AMERICAN HOMEPATIENT, INC.


August 14, 1996             By: /s/Mary Ellen Rodgers
                                ------------------------------------------------
                                Mary Ellen Rodgers
                                Chief Financial Officer and An Officer Duly
                                Authorized to Sign on Behalf of the Registrant

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBITS

 3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-42777 on Form S-1).
 3.2 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-42777 on Form S-1).
 3.3 Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Registration Statement on Form S-8 dated February 16, 1993).
 3.4 Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-89568 on Form S-2).
 3.5 Certificate of Amendment to the Certificate of Incorporation of the Company dated July 18, 1996.
10.1 1991 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement No. 33-89568 on Form S-2).
10.2       Amendment No. 5 to 1991 Non-Qualified Stock Option Plan.
10.3 Second Amended and Restated Credit Agreement by and among American HomePatient, Inc., the Banks named therein and Bankers Trust Company, as the Agent dated as of May 1, 1996.
10.4 Form of Underwriting Agreement (incorporated by reference to Exhibit 1 to the Company's Registration Statement No. 333-3964 on Form S-3).
10.5       Lock-up Agreement dated May 22, 1996 of Morris A. Perlis
10.6       Lock-up Agreement dated May 22, 1996 of Edward K. Wissing
10.7       Lock-up Agreement dated May 22, 1996 of Mary Ellen Rodgers
10.8       Lock-up Agreement dated May 22, 1996 of Thomas E. Mills
10.9       Lock-up Agreement dated May 22, 1996 of Allan C. Silber
10.10      Lock-up Agreement dated May 22, 1996 of Henry T. Blackstock
10.11      Lock-up Agreement dated May 22, 1996 of Joseph F. Furlong III
10.12      Lock-up Agreement dated May 22, 1996 of Thomas A. Dattilo
10.13      Lock-up Agreement dated May 22, 1996 of Edward Sonshine.
10.14      Lock-up Agreement dated May 22, 1996 of Mark Manner.
10.15 Miller Medical Merger Agreement (incorporated by reference to the Company's Form 8-K dated July 29, 1996).
27         Financial Data Schedule (for SEC use only)