Form 10-Q/A
period 1996-06-30
AMERICAN HOMEPATIENT INC
filed 1996-08-29
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ________________

                                  FORM 10-Q/A

                         AMENDMENT TO QUARTERLY REPORT
                    FILED PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19532

                           AMERICAN HOMEPATIENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                AMENDMENT NO. 1


         The undersigned Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996 (the "Form 10-Q"), as set forth in the pages attached hereto:

         1. The Registrant hereby modifies the cover page of the Form 10-Q filed August 14, 1996 as follows:

                 (i) The outstanding shares of the issuer's common stock as of August 7, 1996 is 14,657,062.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN HOMEPATIENT, INC.
                                        (Registrant)



Date: August 28, 1996                   By:     /s/ Mary Ellen Rodgers
                                            ---------------------------------
                                               Mary Ellen Rodgers
                                               Senior Vice President
                                               and Chief Financial
                                               and Accounting Officer Duly
                                               Authorized to Sign on Behalf
                                               of the Registrant