Form 10-Q
period 1996-09-30
AMERICAN HOMEPATIENT INC
filed 1996-11-14
CIK 879181

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

CHECK ONE                        FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended: September 30, 1996
                                             ------------------

                                     OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the transaction period from           to          .
                                           ---------    ---------

                         American HomePatient, Inc.
                         --------------------------
           (exact name of registrant as specified in its charter)

           Delaware                      0-19532                62-1474680
-------------------------------        ------------         -------------------
(State or other jurisdiction of        (Commission            (IRS Employer
incorporation or organization)         File Number)         Identification No.)


          5200 Maryland Way, Suite 400, Brentwood, Tennessee  37027
         ----------------------------------------------------------
          (Address of Principal executive offices)       (Zip Code)

                               (615) 221-8884
                               --------------
            (Registrant's telephone number, including area code)

                                    None
-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ----     ----

                                 14,675,062
-------------------------------------------------------------------------------
  (Outstanding shares of the issuer's common stock as of October 31, 1996)

                       PART I.  FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                 AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS


 ASSETS
                                                                            December 31,       September 30,
                                                                               1995                1996
                                                                          --------------      --------------
                                                                                               (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                              $    4,224,000      $    2,318,000
   Restricted cash                                                               375,000             425,000
   Accounts receivable, less allowance for doubtful accounts of
       $12,383,000 and $19,003,000, respectively                              47,251,000          71,932,000
   Inventories                                                                12,974,000          19,602,000
   Prepaid expenses and other assets                                           2,089,000           2,634,000
   Deferred tax asset                                                          5,000,000           5,255,000
                                                                          --------------      --------------
            Total current assets                                              71,913,000         102,166,000
                                                                          --------------      --------------

PROPERTY AND EQUIPMENT, at cost                                               62,258,000          90,667,000
   Less accumulated depreciation and amortization                            (21,597,000)        (36,986,000)
                                                                          --------------      --------------
            Net property and equipment                                        40,661,000          53,681,000
                                                                          --------------      --------------

OTHER ASSETS
   Excess of cost over fair value of net assets acquired, net                107,234,000         183,352,000
   Investment in unconsolidated joint ventures                                 7,245,000          11,280,000
   Deferred costs, net                                                         2,074,000           2,951,000
   Other assets                                                                3,389,000           3,667,000
                                                                          --------------      --------------
            Total other assets                                               119,942,000         201,250,000
                                                                          --------------      --------------
                                                                          $  232,516,000      $  357,097,000
                                                                          ==============      ==============



                                  (Continued)

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                            December 31,      September 30,
                                                                                1995              1996
                                                                          --------------     ---------------
                                                                                               (unaudited)
CURRENT LIABILITIES
   Current portion of long-term debt and capital leases                   $    8,999,000     $     9,908,000
   Trade accounts payable                                                      4,815,000           6,973,000
   Income taxes payable                                                        1,459,000             645,000
   Other payables                                                                767,000             780,000
   Accrued expenses:
      Payroll and related benefits                                             4,722,000           4,535,000
      Other                                                                    4,879,000           5,589,000
                                                                          --------------     ---------------
            Total current liabilities                                         25,641,000          28,430,000
                                                                          --------------     ---------------

NONCURRENT LIABILITIES
   Long-term debt and capital leases, less current portion                    84,607,000         114,425,000
   Deferred income taxes                                                       2,049,000           2,213,000
   Other noncurrent liabilities                                                  788,000           1,079,000
                                                                           -------------     ---------------
            Total noncurrent liabilities                                      87,444,000         117,717,000
                                                                           -------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized 5,000,000
      shares; none issued and outstanding                                            ---                 ---
   Common stock, $.01 par value; authorized 35,000,000
      shares; issued and outstanding, 11,487,000 and 14,668,000
      shares, respectively                                                       115,000             147,000
   Paid-in capital                                                            85,802,000         166,514,000
   Retained earnings                                                          33,514,000          44,289,000
                                                                           -------------     ---------------
            Total stockholders' equity                                       119,431,000         210,950,000
                                                                           -------------     ---------------
                                                                           $ 232,516,000     $   357,097,000
                                                                           =============     ===============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these balance sheets.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                               Three Months Ended Sept. 30       Nine Months Ended Sept. 30
                                                               ---------------------------       --------------------------
                                                                   1995            1996            1995              1996
                                                                   ----            ----            ----              ----
REVENUES
   Sales and related service revenues                         $  19,729,000    $ 32,101,000    $ 49,096,000     $  82,916,000
   Rentals and other revenues                                    25,017,000      38,213,000      61,602,000       102,132,000
   Earnings from joint ventures                                   1,049,000       1,666,000       2,836,000         4,403,000
                                                              -------------    ------------    ------------     -------------
            Total revenues                                       45,795,000      71,980,000     113,534,000       189,451,000
                                                              -------------    ------------    ------------     -------------

EXPENSES

   Cost of sales and related services, excluding
       depreciation and amortization                             10,003,000      15,449,000      24,001,000        40,463,000
   Operating                                                     22,901,000      36,570,000      57,032,000        96,376,000
   General and administrative                                     3,009,000       4,475,000       8,442,000        12,044,000
   Depreciation and amortization                                  4,110,000       6,543,000       9,673,000        17,093,000
   Interest                                                       1,374,000       1,932,000       3,160,000         5,926,000
                                                              -------------    ------------    ------------     -------------
            Total expenses                                       41,397,000      64,969,000     102,308,000       171,902,000
                                                              -------------    ------------    ------------     -------------

INCOME FROM OPERATIONS BEFORE INCOME TAXES                        4,398,000       7,011,000      11,226,000        17,549,000


PROVISION FOR INCOME TAXES                                        1,758,000       2,706,000       4,487,000         6,774,000
                                                              -------------    ------------    ------------     -------------

NET INCOME                                                    $   2,640,000    $  4,304,000    $  6,739,000     $  10,775,000
                                                              =============    =============   ============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                         11,723,000      15,010,000      10,551,000        13,414,000
                                                              =============    ============    ============     =============

INCOME PER SHARE                                              $        0.23    $       0.29    $       0.64     $        0.80
                                                              =============    =============   ============     =============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                        For the Nine Months Ended September 30
                                                                        --------------------------------------
                                                                               1995               1996
                                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from operations                                             $    6,739,000      $  10,775,000
   Adjustments to reconcile net income from operations
      to net cash provided from (used in) operating activities:
         Depreciation and amortization                                         9,673,000         17,093,000
         Equity in earnings of unconsolidated joint ventures                  (1,469,000)        (2,340,000)
         Minority interest                                                       113,000            111,000

   Change in assets and liabilities, net of effects
      from acquisitions:
         Restricted cash                                                             ---            (50,000)
         Receivables, net                                                     (4,213,000)       (10,595,000)
         Inventories                                                            (868,000)        (1,465,000)
         Prepaid expenses and other                                           (1,122,000)            14,000
         Income taxes payable                                                 (4,514,000)          (547,000)
         Trade accounts payable, accrued expenses
            and other current liabilities                                     (5,359,000)        (7,377,000)
         Other assets                                                           (186,000)          (420,000)
                                                                          --------------      -------------
            Net cash provided from (used in) operating activities             (1,206,000)         5,199,000
                                                                          --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                        (82,214,000)       (74,302,000)
   Additions to property and equipment, net                                  (10,512,000)       (14,831,000)
   Distributions to unconsolidated joint ventures,
      net of advances                                                           (208,000)        (1,103,000)
   Distributions to minority interest owners                                    (114,000)            (9,000)
                                                                          --------------      -------------
            Net cash used in investing activities                            (93,048,000)       (90,245,000)
                                                                          --------------      -------------

                                  (Continued)

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (Continued)

                                                                       For the Nine Months Ended September 30
                                                                       --------------------------------------
                                                                             1995                  1996
                                                                             ----                  ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt and capital leases                          (2,288,000)            (9,248,000)
   Proceeds from issuance of debt                                         44,715,000             25,300,000
   Proceeds from exercise of stock options                                 3,442,000              2,365,000
   Deferred financing costs                                                 (613,000)            (1,309,000)
   Proceeds from equity offering, net                                     47,345,000             66,032,000
                                                                      --------------         --------------
            Net cash provided from financing activities                   92,601,000             83,140,000
                                                                      --------------         --------------
DECREASE IN CASH AND CASH
   EQUIVALENTS                                                            (1,653,000)            (1,906,000)

CASH AND CASH EQUIVALENTS, beginning of period                             3,704,000              4,224,000
                                                                      --------------         --------------
CASH AND CASH EQUIVALENTS, end of period                              $    2,051,000         $    2,318,000
                                                                      ==============         ==============

SUPPLEMENTAL INFORMATION:
   Cash payments of interest                                          $    2,964,000         $    6,058,000
                                                                      ==============         ==============

   Cash payments of income taxes                                      $    9,248,000         $    7,588,000
                                                                      ==============         ==============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1996 AND 1995



1.   ORGANIZATION AND BACKGROUND:

The registrant is a health care services company engaged in the provision of home health care services. The Company's home health care services consist primarily of the provision of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the nine months ended September 30, 1996, such services represented 50%, 18% and 32%, respectively, of net revenues. As of September 30, 1996, the Company provided these services to patients primarily in the home through 292 centers in Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and Wisconsin.

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

3.   BASIS OF FINANCIAL STATEMENTS:

The interim condensed consolidated financial statements of the Company for the three and nine months ended September 30, 1996 and 1995 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at September 30, 1996 and the results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995.

The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.   ACQUISITIONS:

During 1996 and effective through September 30, 1996, the Company acquired 88 home health care centers for total consideration of approximately $106 million, including cash, satisfaction of certain liabilities, and notes payable issued to sellers with combined annualized revenue of approximately $91 million.

Since January 1, 1995 and effective through the filing date of this Form 10-Q, American HomePatient has acquired 167 home health care centers.

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


                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                         1995                1996
                                                         ----                ----
Home respiratory therapy services . . . . . . . . .        53%                 50%
Home infusion therapy services  . . . . . . . . . .        20                  18
Home medical equipment and medical supplies . . . .        27                  32
                                                         ----                ----
     Total  . . . . . . . . . . . . . . . . . . . .       100%                100%
                                                         ====                ====

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

Since its inception, the Company has experienced substantial growth. This growth is primarily attributable to the Company's pursuit of an acquisition strategy targeting successful, operating home health care businesses, through both 100% ownership and joint venture partnerships. Since the Company's initial public offering in November 1991, the Company has expanded operations from 24 home health care centers in four states to 292 home health care centers in 32 states as of September 30, 1996. The Company acquired 79 centers during 1995 and 88 centers during the nine months ended September 30, 1996. The Company continues its integration of recently acquired home health care centers. The Company's experience and management expertise is applied wherever possible to improve the operating efficiency of the new centers. Quality methods and ideas from the acquired centers become part of the systems and procedures of the combined Company. Profitable services that were not formerly provided are being added where such opportunities exist. As the Company grows, economies of scale can be realized in its purchasing of goods and services used in its business and, to some extent, its management of overhead expenses.

MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

In the fall of 1995, Congress proposed certain reductions in the Medicare reimbursement rate for home oxygen therapy service and equipment, which legislation was vetoed by President Clinton. Despite the presidential veto, Congress continues to consider legislation affecting reimbursement of these items, and Medicare reimbursement rates for oxygen services and equipment could be reduced. The Company cannot be certain of the timing or level of reductions for Medicare oxygen reimbursement. Any such reductions could have an adverse effect on the Company's net revenues and net income.

RESULTS OF OPERATIONS

The following table and discussion set forth, for the periods indicated, the percentage of net revenues represented by the respective financial items:

                           PERCENTAGE OF NET REVENUES

                                                             Three Months                 Nine Months
                                                          Ended September 30           Ended September 30
                                                          ------------------           ------------------
                                                          1995          1996           1995          1996
                                                          ----          ----           ----          ----
NET REVENUES                                              100.0%        100.0%         100.0%        100.0%

Costs and expenses:

   Cost of sales and related services                      21.8          21.5           21.1          21.4
   Operating expenses                                      50.0          50.8           50.3          50.9
   General and administrative                               6.6           6.2            7.4           6.3
   Depreciation and amortization                            9.0           9.1            8.5           9.0
   Interest                                                 3.0           2.7            2.8           3.1
                                                         ------        ------         ------        ------
      Total costs and expenses                             90.4%         90.3%          90.1%         90.7%
                                                         ------        ------         ------        ------
   Income from operations before income taxes               9.6%          9.7%           9.9%          9.3%
                                                         ======        ======         ======        ======



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

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

NET REVENUES. Net revenues increased from $45,795,000 for the quarter ended September 30, 1995 to $71,980,000 for the same period in 1996, an increase of $26,185,000, or 57%. Same-store net revenues, including net revenues of same-store hospital joint ventures managed by the Company and accounted for under the equity method, increased 10%, excluding the ConPharma acquisition made in 1995. Including ConPharma, the Company recorded 6% same-store revenue growth for the quarter. Net revenues of same-store hospital joint ventures contributed 3% of this total same-store growth rate. Following is a discussion of the components of net revenues:

    Sales and Related Services Revenues. Sales and related services revenues increased from $19,729,000 for the quarter ended September 30, 1995 to $32,101,000 for the same period in 1996, an increase of $12,372,000, or 63%. This increase is primarily attributable to the acquired home health care businesses.

    Rentals and Other Revenue. Rentals and other revenues increased from $25,017,000 for the quarter ended September 30, 1995 to $38,213,000 for the same period in 1996, an increase of $13,196,000, or 53%. This increase is primarily attributable to the acquired home health care businesses.

    Earnings from Joint Ventures. Earnings from joint ventures increased from $1,049,000 for the quarter ended September 30, 1995 to $1,666,000 for the same period in 1996, an increase of $617,000, or 59%. Of this increase, $267,000 is attributable to net growth in the Company's existing hospital joint ventures. The remainder of the increase is primarily attributable to acquired and newly-formed joint ventures.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $10,003,000 for the quarter ended September 30, 1995 to $15,449,000 for the same period in 1996, an increase of $5,446,000, or 54%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 51% to 48%. This decrease is attributable to favorable pricing the Company has been able to negotiate with certain of its product vendors offset in part by a change in the mix of sales and related services revenue attributable primarily to the acquired home health care businesses.

OPERATING EXPENSES. Operating expenses increased from $22,901,000 for the quarter ended September 30, 1995 to $36,570,000 for the same period in 1996, an increase of $13,669,000, or 60%. This increase is primarily attributable to operating expenses associated with the acquired home health care businesses. As a percentage of net revenues, operating expenses increased from 50% to 51%.
This increase is primarily attributable to slightly higher field operating expenses as a percentage of net revenue in the quarter ended September 30, 1996 compared to the same period in 1995.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $3,009,000 for the quarter ended September 30, 1995 to $4,475,000 for the same period in 1996, an increase of $1,466,000, or 49%. This increase is primarily attributable to increases in expense associated with the acquired home health care businesses and to increases in corporate office general and administrative expenses. As a percentage of net revenues, general and administrative expenses have decreased from 7% to 6%.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $4,110,000 for the quarter ended September 30, 1995 to $6,543,000 for the same period in 1996, an increase of $2,433,000, or 59%. This increase is primarily attributable to the acquired home health care businesses.

INTEREST. Interest expense increased from $1,374,000 for the quarter ended September 30, 1995 to $1,932,000 for the same period in 1996, an increase of $558,000. The increase is due to additional interest expense associated with increased borrowings used to fund acquisitions of home health care businesses.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

NET REVENUES. Net revenues increased from $113,534,000 for the nine months ended September 30, 1995 to $189,451,000 for the same period in 1996, an increase of $75,917,000, or 67%. Same-store net revenues, including net revenues of same-store hospital joint ventures managed by the Company and accounted for under the equity method, increased 11%, excluding the ConPharma acquisition made in 1995. Including ConPharma, the Company reported 9% same-store revenue growth for the nine months. Same-store hospital joint ventures contributed 3% of this total same-store growth rate. Following is a discussion of the components of net revenues:

    Sales and Related Services Revenues. Sales and related services revenues increased from $49,096,000 for the nine months ended September 30, 1995 to $82,916,000 for the same period in 1996, an increase of $33,820,000 or 69%. This increase is primarily attributable to the acquired home health care businesses.

    Rentals and Other Revenue. Rentals and other revenues increased from $61,602,000 for the nine months ended September 30, 1995 to $102,132,000 for the same period in 1996, an increase of $40,530,000, or 66%. This increase is primarily attributable to the acquired home health care businesses.

    Earnings from Joint Ventures. Earnings from joint ventures increased from $2,836,000 for the nine months ended September 30, 1995 to $4,403,000 for the same period in 1996, an increase of $1,567,000, or 55%. Of this increase, $825,000 is attributable to net growth in the existing hospital joint ventures. The remainder of the increase is attributable to acquired and newly-formed joint ventures.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $24,001,000 for the nine months ended September 30, 1995 to $40,463,000 for the same period in 1996, an increase of $16,462,000, or 69%. As a percentage of sales and related services revenues, cost of sales and related services remained constant at 49%.

OPERATING EXPENSES. Operating expenses increased from $57,032,000 for the nine months ended September 30, 1995 to $96,376,000 for the same period in 1996, an increase of $39,344,000, or 69%. This increase is primarily attributable to operating expenses associated with the acquired home health care businesses. As a percentage of net revenues, operating expenses increased from 50% to 51%.
Even though field operating expenses remained constant, higher bad debt expense as a percentage of net revenue in the nine months ended September 30, 1996 compared to the same period in 1995 was the primary factor contributing to the overall operating expense increase.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $8,442,000 for the nine months ended September 30, 1995 to $12,044,000 for the same period in 1996, an increase of $3,602,000, or 43%. This increase is primarily attributable to increases in expense associated with the acquired home health care businesses and to increases in corporate office general and administrative expenses. As a percentage of net revenue, general and administrative expenses have decreased from 7% to 6%.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $9,673,000 for the nine months ended September 30, 1995 to $17,093,000 for the same period in 1996, an increase of $7,420,000 or 77%. This increase is primarily attributable to the acquired home health care businesses.

INTEREST. Interest expense increased from $3,160,000 for the nine months ended September 30, 1995 to $5,926,000 for the same period in 1996, an increase of $2,776,000. The increase is due to additional interest expense associated with increased borrowings used to fund acquisitions of home health care businesses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company's working capital is $73,736,000 and the current ratio is 3.6 as compared to working capital of $46,272,000 and a current ratio of 2.8 at December 31, 1995. The Company has current maturities of long-term debt of approximately $9,908,000 at September 30, 1996.

The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable, and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient (i) receiving a new medical therapy or (ii) covered by Medicare or Medicaid. Net patient accounts receivable were $44,348,000 and $67,960,000 at December 31, 1995 and September 30, 1996, respectively. This increase was primarily attributable to the acquisition of home health care businesses in 1996. This represented an average of approximately 91 and 89 days' sales in accounts receivable at December 31, 1995 and September 30, 1996, respectively.

Net cash used in operating activities was $1,206,000 for the nine months ended September 30, 1995 and net cash provided from operating activities was $5,199,000 for the nine months ended September 30, 1996. These amounts primarily represent net income plus depreciation and amortization and provisions for doubtful accounts and changes in the various components of working capital. Also included in net cash used in operating activities for the nine months ended September 30, 1995 was $5,500,000 for payment of taxes on the sale of discontinued operations. Net cash used in investing activities was $93,048,000 and $90,245,000 for the nine months ended September 30, 1995 and 1996, respectively. These amounts primarily represent acquisitions of home health care businesses and property and equipment additions. Net cash provided from financing activities was $92,601,000 and $83,140,000 for the nine months ended September 30, 1995 and 1996, respectively. These amounts primarily represent proceeds from the issuance of long-term debt, the issuance of common stock due to equity offering and stock option exercises, and principal repayments on debt.

The Company's principal capital requirements are for acquisitions of additional home health care companies and expansion of the services provided through its existing home health care centers. The Company has financed and intends to continue to finance these requirements, its net revenue growth, and working capital needs with net cash provided by operations, issuance of stock and borrowings under the Bank Credit Facility. On May 1, 1996, the Company amended and restated the Bank Credit Facility to increase commitments thereunder to $225.0 million. The Bank Credit Facility includes a $100.0 million five-year term loan and a $125.0 million five-year revolving line of credit. Borrowings under the Bank Credit Facility may be used to finance acquisitions and for other general corporate purposes, subject to the terms and conditions of the credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Bank Credit Facility), plus a margin from 0% to 1.00% and from 0.5% to 2.00%, respectively. The Company's ability to borrow under the Bank Credit Facility terminates on May 1, 2001, subject to exceptions set forth therein. As of September 30, 1996 the weighted average borrowing rate was 6.5%. A commitment fee of up to .375% per annum (.25% as of September 30, 1996) is payable by the Company on the undrawn balance. The interest rate and commitment fee vary depending on a financial ratio as defined in the Bank Credit Facility.

The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of stockholders' equity, leverage ratios and interest coverage ratios. The Company was in compliance with these covenants at September 30, 1996. The Bank Credit Facility also contains certain covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interest on the assets of the Company, the payment of dividends on and the redemption or repurchase of securities of the Company, investments, acquisitions, investments in joint ventures, capital expenditures and sales of Company assets.

The Company's capital expenditures consist of purchases of home health care rental equipment and routine capital purchases at its regional and corporate offices. Through September 30, 1996, $14,831,000 of capital expenditures had been incurred.

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



                             AMERICAN HOMEPATIENT, INC.

November 14, 1996            By:  /s/ Mary Ellen Rodgers
                                  ----------------------------------------------
                                  Mary Ellen Rodgers
                                  Chief Financial Officer and An Officer Duly
                                  Authorized to Sign on Behalf of the Registrant

                              INDEX TO EXHIBITS



 EXHIBIT
 NUMBER   DESCRIPTION OF EXHIBITS
 -------  ---------------------------------------------------------------------
  3.1     Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement
          No. 33-42777 on Form S-1).
  3.2     Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement
          No. 33-42777 on Form S-1).
  3.3     Certificate of Amendment to the Certificate of Incorporation of the
          Company (incorporated by reference to Registration Statement on
          Form S-8 dated February 16, 1993).
  3.4     Certificate of Ownership and Merger merging American
          HomePatient, Inc. into Diversicare Inc. dated May 11, 1994
          (incorporated by reference to Exhibit 4.4 to the Company's
          Registration Statement No. 33-89568 on Form S-2).
  3.5     Certificate of Amendment to the Certificate of Incorporation of
          the Company dated July 18, 1996 (incorporated by reference to
          Exhibit 3.5 to the Company's Form 10-Q filed on August 14, 1996).
 10.1     1991 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.25 to the Company's Registration
          Statement No. 33-89568 on Form S-2).
 10.2     Amendment No. 5 to 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on
          August 14, 1996).
 10.3     Stock Purchase of Miller Medical Service, Inc. and its subsidiary,
          Mid-Prairie, Inc. (incorporated by reference to the Company's
          Amendment to Form 8-K filed on July 31, 1996).
 10.4     Stock Purchase of Happy Harry's Health Care, Inc. dated September
          13, 1996, effective as of August 1, 1996.
 10.5     Stock Purchase of Penn Oxygen Services, Inc. dated October 4, 1996, effective as of September 1, 1996.
 27       Financial Data Schedule (for SEC use only)