Form 10-K
period 1996-12-31
AMERICAN HOMEPATIENT INC
filed 1997-03-31
CIK 879181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
CHECK ONE:

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ______
     TO _____.

                         COMMISSION FILE NUMBER 0-19532

                           AMERICAN HOMEPATIENT, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                         62-1474680
         (State or other jurisdiction of           (I.R.S. Employer
         Incorporation or organization)             Identification No.)

         5200  MARYLAND WAY, SUITE 400                37027-5018
         BRENTWOOD  TN                                (Zip Code)
         (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 221-8884

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                   WHICH REGISTERED
    -------------------                                   ----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                        Yes    X          No
                           --------          --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of March 20, 1997 was $324,458,310.

On March 20, 1997, 14,748,105 shares of the registrant's $0.01 par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: Portions of the Registrant's definitive proxy materials for its 1997 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  BUSINESS

                              INTRODUCTORY SUMMARY

         American HomePatient, Inc. (the "Company" or the "Registrant"), formerly Diversicare Inc., was incorporated in Delaware in September 1991. On October 1, 1991, Counsel Corporation, a publicly traded Ontario, Canada corporation (together with its subsidiaries, "Counsel"), transferred by capital contribution to the Company various assets related to its long-term care management business (the "Long-Term Care Management Business") and all of the outstanding capital stock of its home health care services business subsidiary. As of March 20, 1997, Counsel continued to have beneficial ownership of 3,843,625 common shares of the Company through an indirect wholly-owned subsidiary, AHOM Holdings Inc. ("AHOM"), which is a 100% owned subsidiary of DCAmerica Inc., a Delaware corporation. DCAmerica Inc. is a 100% owned subsidiary of Counselcare Ltd., which is a 100% owned subsidiary of Counsel Healthcare Assets, Inc., an Ontario, Canada corporation. Counsel Healthcare Assets, Inc. is a 100% owned subsidiary of Counsel.

         On May 10, 1994, the Company disposed of its Long-Term Care Management Business in exchange for approximately $22.3 million. The Company used the sale proceeds to expand its home health care services business. The Company changed its name to American HomePatient, Inc. effective May 16, 1994 to reflect its focus on home health care services. The Company's principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884.

                      MATERIAL 1996 CORPORATE DEVELOPMENTS.

         Changes to Bank Credit Facility. On May 1, 1996, the Company amended and restated its Bank Credit Facility (the "Bank Credit Facility") to increase commitments thereunder from $150.0 million to $225.0 million. The Facility includes a $100.0 million five-year term loan and a $125.0 million five-year revolving line of credit. Borrowings under the Bank Credit Facility may be used to finance acquisitions and for other general corporate purposes, subject to the terms and conditions of the credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

         Secondary Offering of Common Stock. In May 1996, the Company issued 1,650,000 shares of its common stock (on a pre-split basis) to the public (the "Secondary Offering") at a price of $42.00 per share before underwriting discounts and expenses. Net of discounts and expenses, the Company realized approximately $66.0 million from the Secondary Offering. Of the

Secondary Offering proceeds, approximately $59.0 million were applied to reduce outstanding borrowings under the Bank Credit Facility and the remainder was used to fund acquisitions.


         Stock Split. In June 1996, the Company effectuated a 3-for-2 split of its common stock. Distribution of shares pursuant to the stock split occurred in July 1996 and resulted in 14,207,103 shares then outstanding.

         Home Health Care Acquisitions. Effective in 1996, the Company acquired 40 home health care businesses consisting of 101 branches. The aggregate purchase price included cash of $88.9 million, assumed liabilities of $12.5 million, notes payable to sellers of $22.4 million and 446,460 shares of the Company's common stock. The cash amounts have been funded from operations, draws on the Bank Credit Facility and the Secondary Offering. Of the 101 branches acquired in 1996, the Company has consolidated 20 branches with other Company locations.

                                    BUSINESS

         The Company is a health care services company engaged in the provision of home health care services. The Company's home health care services are comprised of the provision of respiratory therapy services, provision of infusion therapy services and the rental and sale of home medical equipment and home health care supplies. For the year ended December 31, 1996, such services represented 49%, 18% and 33%, respectively, of net revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of December 31, 1996, the Company provided these services to patients primarily in the home through 300 centers in the following 32 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and Wisconsin. The Company had approximately 4,200 employees at December 31, 1996.

         The Company has significantly expanded its operations over the past three years through a combination of acquisitions, joint ventures and strategic alliances with integrated health care systems and same-store growth. During this period, the Company generated a compound annual growth rate of approximately 64% in net revenues, from $61.3 million in 1993 to $268.3 million in 1996, while expanding from 76 centers in 13 states at December 31, 1993 to 300 centers in 32 states at December 31, 1996.

         The acquisition of home health care companies in both existing and contiguous markets has been a key component of the Company's growth strategy. During 1996, the Company acquired 40 home health care companies, consisting of 101 centers with annualized net revenues of over $110 million , and entered 6 new states. Same-store growth in net revenues and operating income has been achieved by expanding the range of services offered, implementing branch level cost controls and aggressively seeking to increase the sources of patient referrals. Growth in same-store net revenues in 1994, 1995, and 1996 was 12%, 11%, and 9% respectively.

         The Company's objective is to be a leading provider of diversified home health care services in the markets in which it operates. Management seeks to establish a regional concentration of centers in order to develop the market penetration and critical mass necessary to position the Company as a cost-effective provider of comprehensive home health care services to managed care and other third-party payors. Management has placed particular emphasis on preparing the Company to compete for managed care business and, as a result, has developed a proprietary branch cost model that generates data to assist in pricing and efficiently managing the delivery of services. In 1996, the Company continued its strategy of developing joint venture relationships and strategic contractual alliances with hospitals and hospital systems in order to position the Company as a provider of home care services in integrated health care delivery networks.

SERVICES AND PRODUCTS

         The Company provides a diversified range of health care services and products for use in the home environment. The following table sets forth the percentage of net revenues represented by each line of business for the periods presented:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                         1994             1995          1996
                                                                         ----             ----          ----

      Home  respiratory  therapy services . . . . . . . . . . . . .        49%              53%           49%
      Home infusion  therapy services . . . . . . . . . . . . . . .        24               20            18
      Home medical equipment and medical supplies.  . . . . . . . .        27               27            33
                                                                         ----             ----          ----
                    Total                                                 100%             100%          100%
                                                                         ====             ====          ====


         Home Respiratory Therapy Services. The Company provides a wide variety of home respiratory services primarily to patients with severe and chronic pulmonary diseases. Industry analysts estimate that the United States home respiratory therapy market generated revenues of approximately $2.5 billion in 1995, or 9% of the total home health care market.

         Patients are referred to a Company center most often by primary care and pulmonary physicians as well as by hospital discharge planners and case managers. After reviewing pertinent medical records on the patient and confirming insurance coverage information, a Company respiratory therapist or technician visits the patient's home to deliver and to prepare the prescribed therapy or equipment. Company representatives coordinate the prescribed therapy with the patient's physician, train the patient and caregiver in the correct use of the equipment, and make periodic follow-up visits to the home to provide additional instructions, required equipment maintenance and oxygen and other supplies.

         The respiratory services that the Company provides include the following:

         -- Oxygen systems to assist patients with breathing. There are three types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary air to provide a continuous flow of oxygen; (ii) liquid oxygen systems, which are portable, thermally-insulated containers of liquid oxygen; and (iii) high pressure oxygen cylinders, which are used for portability with oxygen concentrators. Oxygen systems are used to treat patients with chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems.

         -- Nebulizers to deliver aerosol medications to patients. Nebulizers are used to treat patients with asthma, chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems.

         -- Home ventilators to sustain a patient's respiratory function mechanically in cases of severe respiratory failure when a patient can no longer breathe normally.

         -- Non-invasive positive pressure ventilation ("NPPV") to provide ventilation support via a face mask for patients with chronic respiratory failure. This new therapy enables patients to receive positive pressure ventilation without the invasive procedure of intubation.

         -- Continuous positive airway pressure ("CPAP") therapy to force air through respiratory passage-ways during sleep. This treatment is used on adults with sleep apnea, a condition in which a patient's normal breathing patterns are disturbed during sleep.

         -- Apnea monitors to monitor and to warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome.

         -- Home sleep screenings and studies to detect sleep disorders and the magnitude of such disorders.

         The provision of oxygen-related services and systems comprised approximately 64% of the Company's respiratory revenues with the balance generated from nebulizers and related aerosol medication services, home ventilators, CPAP therapy, home sleep studies and infant apnea monitors. The Company provides respiratory therapy services at all but one of its centers, and, until recently, has historically focused its acquisition strategy almost entirely on home respiratory services companies. The Company will continue to acquire home respiratory services companies but also expects to increasingly evaluate the acquisition of home infusion services companies.

         Home Infusion Therapy Services. The Company provides a wide range of home infusion therapy services. The Company estimates that the United States home infusion therapy market generated revenues of approximately $4.5 billion in 1995, or 16% of the total home health care market.

         Patients are referred to a Company center most often by primary care and specialist physicians (such as infectious disease physicians and oncologists) as well as by hospital discharge planners and case managers. After confirming the patient's treatment plan with the physician, the pharmacist mixes the medications and coordinates with the nurse the delivery of necessary equipment, medication and supplies to the patient's home. The Company provides the patient and caregiver with detailed instructions on the patient's prescribed medication, therapy, pump and supplies. The Company also schedules follow-up visits and deliveries in accordance with physicians' orders.

         Home infusion therapy involves the administration of nutrients, antibiotics and other medications intravenously (into the vein), subcutaneously (under the skin), intramuscularly (into the muscle), intrathecally or epidurally (via spinal routes) or through feeding tubes into the digestive tract. The primary infusion therapy services that the Company provides include the following:

         -- Enteral nutrition is the infusion of nutrients through a feeding tube inserted directly into the functioning portion of a patient's digestive tract. This long-term therapy is often prescribed for patients who are unable to eat or to drink normally as a result of a neurological impairment such as a stroke or a neoplasm (tumor).

         -- Antibiotic therapy is the infusion of antibiotic medications into a patient's bloodstream typically for two to four weeks to treat a variety of serious infections and diseases.

         -- Total parenteral nutrition ("TPN") is the long-term provision of nutrients through central vein catheters that are surgically implanted into patients who cannot absorb adequate nutrients enterally due to a chronic gastrointestinal condition.

         -- Pain management involves the infusion of certain drugs into the bloodstream of patients, primarily terminally or chronically ill patients, suffering from acute or chronic pain.

         Other infusion therapies provided by the Company include chemotherapy, hydration, growth hormone and immune globulin therapies. Enteral nutrition services account for approximately 36% of the Company's infusion revenues, while antibiotic therapy, TPN, and pain management and other medications accounted for approximately 21%, 10% and 14%, respectively. The Company's remaining infusion revenues were derived from the provision of infusion nursing services, prescription drug sales and other miscellaneous infusion therapies.

         Enteral nutrition services are provided at most of the Company's centers, and the Company currently provides other infusion therapies in 90 of its 300 centers. The Company added infusion services to nine of its existing centers in 1996 and expects to continue to acquire home infusion services companies in 1997 in order to increase net revenues attributable to infusion therapy services.

         Home Medical Equipment and Supplies. The Company provides a full line of equipment and supplies to serve the needs of home care patients. Revenues from home equipment services are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, patient lifts and rehabilitation equipment. In many of the Company's markets, the Company maintains a retail store and showroom where patients may purchase or rent supplies and miscellaneous equipment.

         The Company benefits from cross-selling opportunities to provide home medical equipment to its customers who also are receiving respiratory therapy or infusion therapy. Published reports estimate that home medical equipment market revenues were approximately $1.9 billion in 1995, or 7% of the total home health care market.

OPERATIONS

         Organization. The Company's operations are divided into three geographic areas, each headed by an area vice president. Each area vice president manages six to eight regional vice presidents or regional managers who each supervise the operations of six to ten centers. Management believes this regional organizational structure gives the Company expanded management flexibility and enables it to accommodate continued growth. Specifically, it provides for a greater focus on local market operations and control at the regional level, while enabling area vice presidents to concentrate on achieving the Company's strategic goals. Area vice presidents focus on consolidating certain cost control functions at the regional level, improving the Company's ability to identify and integrate new acquisitions and decentralizing certain management decisions to improve responsiveness in local markets.

         Each of the Company's centers typically is staffed with a general manager, a business office manager, a director of patient services (normally a registered nurse or respiratory therapist), registered nurses, clinical coordinators, respiratory therapists, service technicians and customer service representatives. In addition, the Company employs a licensed pharmacist in all centers that provide a significant amount of infusion therapy.

         The Company has achieved what management believes is a successful balance between centralized and decentralized management. Management believes that home care is a local business dependent in large part on personal relationships and, therefore, provides the Company's operating managers with a significant degree of autonomy to encourage prompt and effective responses to local market demands. In conjunction with this local operational authority, the Company provides, through its corporate office (the "Support Center"), sophisticated management support, marketing and managed care expertise, sales training and support, product development and financial and information systems that typically are not readily available to independent operators. The Company retains centralized control over those functions necessary to monitor quality of patient care and to maximize operational efficiency. Services performed at the corporate level include financial and accounting functions, clinical policy and procedure development, system design and corporate acquisitions and development.

         The Company has recently regionalized certain functions previously performed at the corporate or local level, such as quality improvement oversight and billing and collections, in an effort to maximize efficiencies and performance.

         Commitment to Quality. The Company's quality improvement programs are designed to ensure that its service standards are properly implemented. Management believes that the Company has developed and implemented service and procedure standards that not only comply with, but often exceed, the standards required by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). All of the Company's centers are JCAHO-accredited or are in the process of being reviewed for accreditation from the JCAHO. The Company's goal is for all newly-acquired centers to become accredited within one year of joining the Company. The Company has Quality Advisory Boards at many of its centers, and center general managers conduct quarterly quality improvement reviews. Regional quality improvement ("QI") specialists conduct quality compliance audits at each center to ensure compliance with state, JCAHO, FDA and internal standards. The QI specialist also helps train all new clinical personnel on the Company's policies and procedures. The Company's corporate philosophy for service excellence is its Personal Caring Service Promise, which characterizes the Company's standards for quality care and customer service. The Personal Caring Service Promise is as follows: We promise to serve our customers with personal caring service. We do this by treating them with dignity and respect, just like members of our own family, giving each of them the individual attention they deserve.

         Training and Retention of Quality Personnel. Management recognizes that home health care is by nature a localized business. In addition to retaining its existing management team, the Company also seeks to retain certain members of management from its acquisitions. General managers recruit knowledgeable local account executives capable of gaining new business from the local medical community. In addition, the Company provides training to all new nurses, respiratory therapists and pharmacy personnel as well as continuing education for existing employees. In preparation for the expansion of managed care, the Company also has implemented educational procedures designed to prepare employees to compete in a managed care environment.

         Management Information Systems. Management believes that an important factor in the Company's continuing success will be the periodic refinement and upgrading of its management information systems, which permit management to monitor closely the activities of the Company's centers. These systems provide monthly budget analyses, financial comparisons to prior periods and comparisons among Company centers, thus enabling management to identify areas for improvement. Medicare and many third-party payor claims are billed electronically, thereby facilitating the collection of accounts receivable. In addition, the Company's financial reporting system monitors certain key data for each center, such as accounts receivable, payor mix, cash collections, net revenues and operating trends. The Company also has focused upon quickly integrating the information systems of acquired centers as a part of its overall integration efforts.

         The Allowable Branch Cost Model (TM) is a productivity tool that allows local and regional managers to track the cost of delivering a specific product or service. This model is currently in use in 148 centers, which accounted for approximately 67% of the Company's revenues. Because of the Company's rapid growth, it is impractical to attempt to have all centers on the system, but it is the Company's goal to have at least the number of centers that account for 70% of its revenue using the Allowable Branch Cost Model by the end of 1997.

HOSPITAL JOINT VENTURES AND STRATEGIC ALLIANCES

         As of December 31, 1996, the Company had 18 home health care joint ventures with hospitals or hospital systems. The Company intends to continue forming joint ventures with hospitals and hospital systems in order to enter larger markets with reduced financial risk and capitalize on the trend toward integrated health care delivery networks that provide a full range of health care services, including physician services, in-patient hospital care, out-patient surgery, diagnostics and home health care.

         The Company's joint ventures with hospitals set forth below typically are 50/50% equity partnerships with an initial term of between three and ten years and with the following typical provisions: (i) the Company contributes assets of an existing business in the designated market or contributes cash to fund half of the initial working capital required for the hospital joint venture to commence operations; (ii) the hospital partner contributes an amount of cash equal to the Company's net contribution; (iii) the Company is the managing partner for the hospital joint venture and receives a monthly management and administrative fee; and (iv) distributions, to the extent made, are generally made on a quarterly basis and are consistent with each partners capital contributions. Within the hospital joint venture's designated market, all net revenues generated by the Company from the provision of those services for which the joint venture was formed are deemed to be net revenues of the hospital joint venture, including revenues from sources other than the hospital joint venture partner.

The following table lists the Company's hospital joint venture partners and locations:

                  HOSPITAL JOINT VENTURE PARTNER                    LOCATION
                  ------------------------------                    --------
                  Baptist Medical Center                         Montgomery, AL
                  Baptist Medical System (3 hospitals)           Little Rock, AR
                  Baylor Health System (10 hospitals)            Dallas, TX
                  Columbia/HCA                                   Columbia, SC
                  Columbia/HCA                                   Gainesville, FL
                  Columbia/HCA                                   Jackson, TN
                  Columbia/HCA (11 hospitals)                    Nashville, TN
                  Columbia/HCA (5 hospitals)                     Richmond, VA
                  Columbia/HCA                                   Roanoke, VA
                  Conway Hospital                                Conway, SC
                  Cooper Medical Center                          Camden, NJ
                  East Alabama Medical Center                    Opelika, AL
                  Fort Sanders Alliance (5 hospitals)            Knoxville, TN
                  High Plains Baptist Hospital                   Amarillo, TX
                  Otsego Memorial Hospital                       Gaylord, MI
                  Piedmont Medical Center                        Rock Hill, SC
                  Spruce Pine Community Hospital                 Spruce Pine, NC
                  Tolfree Memorial Hospital                      West Branch, MI

         To further its strategy of aligning with hospitals and hospital systems, the Company also has developed numerous multi-year strategic alliance contracts. These contracts enable the Company to be the preferred provider of home respiratory services, home infusion services and home medical equipment and supplies for certain hospitals in selected markets. Contracts developed in 1996 include Columbia/HCA North Florida Division (eight hospitals), Scottsdale, Arizona Memorial (two hospitals), Columbia/HCA Jacksonville, Florida (three hospitals), Columbia/HCA Treasure Coast, Florida (three hospitals), Columbia/HCA Oklahoma (nine hospitals) and Lubbock Methodist Hospital System (three hospitals).

REVENUES AND COLLECTIONS

         The Company derives substantially all of its net revenues from third-party payors, including Medicare, private insurers and Medicaid. Medicare is a federally funded and administered health insurance program that provides coverage for beneficiaries who require certain medical services and products. Medicaid is a state administered reimbursement program that provides reimbursement for certain medical services and products. In 1990, changes were made to Medicare Part B reimbursement, including a national standardization of Medicare rates for certain equipment categories and reductions in amounts paid for home medical equipment rentals.

         Congress is expected to propose reductions in the Medicare reimbursement rate for home oxygen in its 1997 budget. However, as of March, 1997, the budget reconciliation bill has not been passed. The Company is unable to predict whether this or similar legislation will ultimately be adopted or, if adopted, the effect it will have on the Company.

The following table sets forth the percentage of the Company's net revenues from each source indicated for the years presented:


                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------

                                                                         1994          1995          1996
                                                                         ----          ----          ----
       Medicare.  .  . . . . . . . . . . . . . . . . . . . . . . . .       50%           46%           46%
       Private pay, primarily private  insurance.  . . . . . . . . .       39            42            41
       Medicaid.  .  . . . . . . . . . . . . . . . . . . . . . . . .       11            12            13
                                                                         ----          ----          ----
                      Total                                               100%          100%          100%
                                                                         ====          ====          ====


         Managed care has assumed an increasingly significant role in the health care industry. The Company has implemented strategies designed to enable the Company to compete effectively for managed care contracts.

         The Company's significant growth in net revenues has been accompanied by corresponding growth in net accounts receivable. Net accounts receivable at December 31, 1996 were $79.5 million compared to net accounts receivable of $47.3 million at December 31, 1995. The Company attempts to minimize days' sales in outstanding net accounts receivable ("DSO") by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The table below shows the Company's DSO for the periods indicated:


                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                                  1994            1995        1996
                                                                  ----            ----        ----

               Days' sales  outstanding.  . . . . . . . .      80 days        91 days       93 days


         The increase in DSO between 1996 and 1995 is primarily attributable to slightly extended collection time frames for Medicare receivables associated with revised rules regarding physician completion of Certificates of Medical Necessity. The increase in DSO between 1995 and 1994 is primarily attributable to the accounts receivable acquired in the ConPharma acquisition. DSO for ConPharma was 145 days at December 31, 1995 as compared to 82 days for the Company without ConPharma. The Company maintained DSO at a relatively constant level during the period from November 1993 to July 1994 when HCFA transitioned from over 34 local carriers to four regional carriers to process all claims under Medicare Part B reimbursement primarily by increasing collection efforts with the Company's other payor sources.

SALES AND MARKETING

         Sales. The Company has recorded strong same-store sales over the past four years. However, in anticipation of the needs of a changing market, it recently reorganized its field sales function to provide greater support for the Company's marketing to its three key "trade channels"--traditional sources (physicians, hospital discharge planners, nursing agencies), strategic alliance/joint ventures and managed care. Several new sales positions have been created including Vice President of Sales, Area Sales Directors and Senior Account Executives. The Company's

Vice President of Managed Care was promoted to Vice President of Sales and is charged with leading the Company's strategic sales efforts.

         Managed Care Sales. The Company's approach to managed care sales utilizes its local operating and market strengths, supplemented by regional and corporate managed care expertise. As a result of this strategy, the Company increased the number of managed care contracts in 1996 from 200 to over 330. In addition, in 1996, the Company began utilizing the CURE(TM) Report (Comprehensive Utilization Report and Evaluation), the Company's managed care reporting system that provides a detailed accounting of home care utilization and cost indicators to keep managed care organizations informed of physician home care related practice patterns and costs.

         Hospital Joint Ventures and Strategic Alliances Development. In 1996, the Company established a senior level, experienced operating team to lead its efforts to develop additional hospital joint ventures and strategic alliances. An executive officer of the Company assumed the responsibilities of Senior Vice President -- Strategic Alliances in February 1996, and reports directly to the Chief Executive Officer. The team also consists of two operations vice-presidents and a financial analyst. In targeting hospital joint ventures and strategic alliances, this team markets arrangements to regional and senior executives in hospital systems and the chief executive and financial officers of hospitals. See -- "Hospital Joint Ventures and Strategic Alliances."

         Corporate Marketing Support. The Company's corporate marketing department provides product and services planning and development, market research, marketing communications, public and community relations and educational program development for all of the Company's centers. The Company has primarily expanded services by adding infusion, rehabilitation, pediatric and other services as well as repackaging and marketing existing services as branded products, such as the Company's Resource(TM), Aermeds(TM) and EnterCare(TM) programs. In 1996, the Company introduced its new NPPV program designed to treat chronic respiratory failure patients. This new therapy provides patients an innovative method of treatment that helps reduce hospitalization and improve the patients' quality of life. All marketing programs introduced by the corporate marketing department are designed to meet the needs of the Company's traditional referral sources as well as managed care organizations and integrated health care delivery networks. Another market initiative undertaken by the Company is the Professional Educational Series ("PES"), which provides support for local centers to conduct health care seminars, lectures and in-service programs which offer clinician credit hours.

COMPETITION

         In spite of the rapid consolidation occurring in the home health care industry, it is highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. Management believes that the competitive factors most important in the

Company's lines of business are quality of care and service, reputation with referring sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources, competitive prices, and the range of services offered. In addition, there are still relatively few barriers to entry in the local markets served by the Company, and it may encounter substantial competition from new market entrants.

         Competition within the industry has been affected by the decision of third party payors and their case managers to become more active in monitoring and directing the care delivered to their beneficiaries. Accordingly, relationships with such payors and their case managers and inclusion within preferred provider and other networks of approved or accredited providers has become a prerequisite, in many cases, to the Company's ability to serve many of the patients treated by it. Similarly, the ability of the Company and its competitors to align themselves with other health care service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services and geographic coverage.

BRANCH LOCATIONS

         Following is a list of the Company's 300 home health care centers as of December 31, 1996.

    ALABAMA         FLORIDA           Eddyville       St. Louis         Springfield      Florence          Virginia Beach
    ------------    --------
    Alexander City  Crawfordville     Elizabethtown   St. Robert        Twinsburg        Greenville
    Andalusia       Daytona Beach     Florence        Warrensburg       Wilmington       N. Charleston     WEST VIRGINIA
                                                                                                           -------------
    Birmingham      Ft. Meyers        Glasgow                           Zanesville       Rock Hill***      Bluefield
    Dothan          Ft. Walton Beach  Hyden           NEBRASKA                           Union***
                                                      --------------
    Eufaula         Gainesville       Jackson         Omaha             OKLAHOMA                           WISCONSIN
                                                                        -------------                      -------------
    Fairhope        Lake City         Lexington                         Bartlesville     TENNESSEE         Eau Claire
                                                                                         ---------
    Fayette         Naples            London          NEW JERSEY        Claremore        Chattanooga       La Crosse
                                                      --------------
    Florence        Palatka           Louisville      Cranbury          Grove            Cookeville        Marshfield
    Foley           Panama City  (2)  Mayfield        Flemington        Lawton           Dayton            Milwaukee
    Huntsville      Pensacola         Middlesboro     Princeton         McAlester        Jackson***        Minocqua
    Mobile          Port St. Lucie    Paducah                           Oklahoma City    Johnson City      Monona
    Montgomery***   Rockledge         Pikeville       NEW MEXICO        Tulsa            Kingsport         Racine
                                                      --------------
    Opelika***      St. Augustine     Scottsville     Alamogordo        Wagoner          Knoxville***      Wisconsin Rapids
    Russellville    Tallahassee       Somerset        Albuquerque                        Morristown
    Sylacauga(2)    Tampa                             Clovis            PENNSYLVANIA     Murfreesboro
                                                                        -------------
    Troy                              LOUISIANA       Farmington        Altoona          Nashville***
                                      -----------
    Tuscaloosa      GEORGIA           Bogalusa        Grants            Bedford          Oak Ridge***
                    --------
                    Albany            Hammond         Hobbs             Blue Bell        Oneida***
    ARIZONA         Americus          Slidell         Las Cruces        Brookville       Rogersville
    -----------
    Cottonwood      Brunswick                         Roswell           Carlisle         Union City
    Flagstaff       Camilla           MARYLAND                          Chambersburg
                                      -----------
    Globe           Dalton            Cumberland      NEW YORK          Clearfield       TEXAS
                                                      --------------                     ---------
    Kingman         Ft. Oglethorpe    Frederick       Albany            Crafton          Amarillo***
    Phoenix         Martinez/Augusta  Oakland         Buffalo           Erie(2)          Austin
    Prescott        Nashville         Salisbury       Corning           Hamburg          Bay City
    Safford         Savannah                          Geneva            Harrisburg       Borger***
    Sierra Vista**  Valdosta          MICHIGAN        Marcy             Hazelton         Conroe
                                      ----------
    Tucson**        Waycross          Gaylord***      Oneonta           Houtzdale        Corpus Christi
    Yuma**                            Lansing         Rochester(2)      Johnstown        Dallas***
                    ILLINOIS          West Branch***  Skanteateles      Lehighton        Early
                    --------
    ARKANSAS        Alsip                             Syracuse          Levittown        El Paso
    -----------
    Batesville      Arlington Heights MINNESOTA       Watertown         Lewistown        Ennis***
                                      -----------
    Berryville      Peoria            Rochester                         Lock Haven       Grand Prairie
    El Dorado***    Springfield                       NORTH CAROLINA    McKees Rock      Harlingen
                                                      --------------
    Hot Springs                       MISSISSIPPI     Asheboro          Mt. Pleasant     Houston
                                      -----------
    Jonesboro(2)    IOWA              Iuka            Asheville         Oil City         Irving***
                    --------
    Little Rock***  Cedar Rapids      Tupelo          Bakersville       Palmerton        Lake Jackson
    Paragould       Clarinda                          Charlotte         Phillipsburg     Laredo
    Springdale      Davenport         MISSOURI        Hickory           Philadelphia*    Longview
                                      -----------
                    Decorah           Cameron         Maiden            Pottsville       Lubbock
    COLORADO        Des Moines        Cape Girardeau  Marion            Reading          McAllen
    -----------
    Cortez          Dubuque           Columbia        Morehead City     Sharon           Mexia
    Durango         Iowa City         Eldon           Morganton         Shamokin         Pampa***
    Pagosa Springs  Marshalltown      Festus          Morrisville       Shenandoah       Paris
                    Mason City        Hannibal        Newland           State College    Plainview
    CONNECTICUT     Ottumwa           Ironton         Spruce Pine***    Tamaqua          San Angelo
    -----------
    Brookfield      Sioux City        Joplin          Sylva             Titusville       San Antonio
    Danielson       Waterloo          Kansas City     Wadesboro         Trevose          Temple
    New Britain                       Macon           Whiteville        Warminster       Victoria
    New Milford     KANSAS            Mexico          Winston-Salem     Waynesboro       Waco
                    --------
    Waterbury       Pittsburgh        Mountain Grove                    Warren
                                      Poplar Bluff    OHIO              York             VIRGINIA
                                                      --------------                     ---------
    DELAWARE        KENTUCKY          Potosi          Cambridge                          Farmville
    ------------    --------
    Dover           Bowling Green     Rolla           Athens            SOUTH CAROLINA   New Salem
                                                                        --------------
    Newark          Corbin            Salem           Chillicothe       Columbia         Onley
    Wilmington      Danville          Springfield     Dayton            Conway***        Richmond***

-------------------------
  * The Company owns an equity interest in a hospital joint venture in Camden, New Jersey which is serviced out of Company's owned Philadelphia center.
 **   Managed but not owned by the Company.
***   Owned by a joint venture.

SUPPLIES AND EQUIPMENT

         The Company purchases drugs, solutions and other materials and leases certain equipment required in connection with the Company's business from many suppliers. The Company has not experienced, and management does not anticipate that the Company will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell supplies or lease equipment to the Company, management believes that other suppliers are available to meet the Company's needs at comparable prices.

INSURANCE

         The Company's professional liability policies are on an occurrence basis and are renewable annually with per claim coverage limits of up to $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1,000,000 per occurrence with a $1,000,000 product liability annual aggregate and a $2,000,000 general liability annual aggregate. The Company also maintains excess liability coverage with a limit of $25,000,000 per occurrence and $25,000,000 in the aggregate. While management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as additional insured, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage. There can be no assurance that any of the Company's insurance will be sufficient to cover any judgments, settlements or cost relating to any pending or future legal proceedings or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. If the insurance carried by the Company is not sufficient to cover any judgments, settlements or cost relating to pending or future legal proceedings, the Company's business and financial condition could be materially, adversely affected. Subsequent to December 31, 1996, the Company increased its excess liability coverage to $50,000,000 per occurrence and $50,000,000 in the aggregate.

EMPLOYEES

         The retention of qualified employees is a high priority for the Company. At December 31, 1996, the Company employed approximately 3,067 full-time, 489 part-time and 594 PRN individuals. Of these individuals, approximately 125 were employed at the corporate support center. Management believes that the Company's employee relations are good. None of the Company's employees are represented by a labor union.

TRADEMARKS

         The Company owns and uses a variety of marks, including American HomePatient, AerMeds, EnterCare, Resource and Extracare, which have either been registered at the federal or state level, are currently being considered for such registration or are being used pursuant to common law rights. The Company does not believe any of its marks to be material to the continuation of its operations.

GOVERNMENT REGULATION

        The Company's business is subject to extensive federal, state and local regulation.

        The operations of the Company's home health care centers are subject to federal laws covering the repackaging and dispensing of drugs and regulating interstate motor-carrier transportation. Such centers also are subject to state laws governing pharmacies, nursing services and certain types of home health agency activities. Certain of the Company's employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing. Currently, the Company is licensed as a home health agency in Florida and New York.

        A series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") have been enacted and apply to the Company's operation. Periodic changes have occurred from time to time since the 1987 Act including reimbursement reduction and changes to payment rules.

        As a provider of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of Medicare or Medicaid patients. The Company may also be affected by the federal physician self-referral prohibition, known as the "Stark" law, which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial interest. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

        Health care is an area of extensive and dynamic regulatory change. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement by government and third-party payors. Furthermore, the Company will be required to comply with applicable regulations in each new state in which it desires to provide services.

        Management believes that the Company operations are in material compliance with applicable laws. The Company, however, is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future, how existing or future laws and regulations might be interpreted or whether the Company will be able to comply with such laws and regulations either in the markets in which it presently conducts, or wishes to commence, business. The Company also is subject to routine and periodic surveys and audits by various governmental agencies.

        In the fall of 1995, Congress proposed reductions in the Medicare reimbursement rate for home oxygen therapy service and equipment, which legislation was vetoed by President Clinton. Despite the presidential veto, Congress continues to consider legislation affecting reimbursement of these items, and President Clinton's proposed budget for 1998 includes a provision that would require Medicare to obtain competitive bidding for all clinical laboratory services, home medical equipment (including home oxygen) and orthotics. Consequently, Medicare reimbursement rates for oxygen services and equipment could be reduced. The Company cannot be certain of the timing or level of reductions for Medicare oxygen and equipment reimbursement. Any such reductions could have a material adverse effect on the operating results and cash flows of the Company.

ITEM 2.  PROPERTIES

         The Company owns a 15,500 square foot office building in Franklin, Tennessee, which served as the Company's executive offices through February, 1996. The Company also owns its center in Tallahassee, Florida, which consists of approximately 15,000 square feet and owns a 50% interest in its center in Little Rock, Arkansas, which consists of approximately 15,000 square feet. The Company leases the operating space required for its remaining 298 home health care centers. A typical center occupies between 2,000 and 6,000 square feet and generally combines showroom, office and warehouse space, with approximately two-thirds of the square footage consisting of warehouse space. Lease terms on most of the leased centers range from three to five years. Management believes that the Company's owned and leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

         In February 1996, the Company relocated its corporate headquarters from the property owned in Franklin, Tennessee to leased space of approximately 29,000 square feet in the Parklane Building, Maryland Farms, Brentwood, Tennessee. The lease has a seven year term with base monthly rent of $36,000, compared to total costs paid in the Franklin facility of approximately $17,000 per month. The costs per square foot are comparable between the new leased facility and the owned facility. The Company's rapid expansion necessitated the need for additional space. The Company plans to sell the Franklin property.

ITEM 3.  LEGAL PROCEEDINGS

         While the Company is engaged in routine litigation incidental to its business, there are no material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                     PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS

         The common stock of the Company is traded on the Nasdaq National Market System ("NASDAQ Stock Market") under the designation "AHOM". The following table sets forth representative bid quotations of the common stock for each quarter of calendar years 1995 and 1996 as provided by NASDAQ Stock Market. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. In June 1996 the Company effectuated a 3-for-2 split of its common stock.

                                                             BID QUOTATIONS
                                                             --------------

             FISCAL PERIOD                                HIGH                LOW
             -------------                               -----                ---
             1995 1st Quarter                            $19.08             $14.00
             1995 2nd Quarter                            $21.50             $18.17
             1995 3rd Quarter                            $23.50             $16.67
             1995 4th Quarter                            $20.33             $13.33


             1996 1st Quarter                            $26.17             $16.17
             1996 2nd Quarter                            $31.83             $25.33
             1996 3rd Quarter                            $30.38             $19.50
             1996 4th Quarter                            $27.50             $20.00


         The Company's common stock has been quoted on NASDAQ Stock Market since November 8, 1991. On March 20, 1997, the closing bid quotation for the common stock was $22.00 per share, as reported by NASDAQ Stock Market.

         On March 20, 1997, there were 774 holders of record of the common stock. Most of the Company's stockholders have their holdings in the street name of their broker/dealer. The Company believes that the total number of stockholders is approximately 3,000 individuals and entities.

         The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is prohibited from issuing dividends under its Bank Credit Facility. See -" Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         A Stock Purchase Warrant dated August 1, 1994 was issued to Robert A. Clasen granting him the right to purchase 15,000 shares of the Company's common stock at an exercise price of $12 per share. The Stock Purchase Warrant is exercisable in whole or in increments of 100 shares or more and expires August 1, 1997. The Stock Purchase Warrant was issued in connection with the Company's acquisition of the stock of Clasen Health Services, Inc. from Robert Clasen and other individuals. The Stock Purchase Warrant was issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended ("Securities Act") and upon Rule 505 of Regulation D.

         A Stock Purchase Warrant dated August 11, 1994 was issued to Colman Furlong & Co. granting it the right to purchase 40,017 shares of the Company's common stock at an exercise price of $7.33 per share. The Stock Purchase Warrant is exercisable in whole or in increments of 100 shares or more and expires August 11, 1999. The Stock Purchase Warrant was issued as compensation for broker services performed by Colman Furlong & Co. in connection with the Company's acquisition of the stock of Clasen Health Services, Inc. The Stock Purchase Warrant was issued in reliance upon Section 4(2) of the Securities Act and upon Rule 505 of Regulation D.

         A Stock Purchase Warrant dated March 31, 1994 was issued to Medical Environment Development Corp. granting it the right to purchase 41,250 shares of the Company's common stock at an exercise price of $10.33 per share. The Stock Purchase Warrant is exercisable in whole or in part and expires March 30, 1999. The Stock Purchase Warrant was issued in connection with the Company's acquisition of the assets of Health Star Medical, Inc. and its affiliates. The Stock Purchase Warrant was issued in reliance upon Section 4(2) of the Securities Act and upon Rule 505 of Regulation D.

         In each of the foregoing transactions the Stock Purchase Warrant was exercisable for less than $5,000,000 of the Company's common stock and no general solicitation or advertising was made. The Company determined that each investor, alone or with a purchaser representative, was sophisticated and had no present intention to resell the securities.

         On July 19, 1996, 446,460 shares of the Company's common stock were issued in connection with the merger of Miller Medical, Inc. with and into a wholly owned subsidiary of the Company. 94,828 shares of the Company's common stock were issued to each of Blaine Miller, Douglas Miller, John Miller and Richard Hanna. The remaining 67,148 shares of the Company's common stock were issued to the Miller Medical, Inc. Employee Stock Ownership Plan and Trust. The stock was issued in reliance upon Section 4(2) of the Securities Act and upon Rule 506 of Regulation D. No general solicitation or advertising was made and the Company determined that each non-accredited investor, alone or with a purchaser representative, was sophisticated and had no present intention to resell the securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL STATEMENTS PRESENTED AND DERIVATION OF INFORMATION

         The following selected financial data of the Company for each of the five years ended December 31, 1992, 1993, 1994, 1995 and 1996 has been derived from the audited financial statements of the Company and should be read in conjunction with those statements, including the related notes thereto. The addition of new operations through acquisitions during 1992, 1993, 1994, 1995 and 1996 materially affects the comparability of the financial data presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The historical operating data reflects the operations of the Company's home health care business as continuing operations and its long-term care management business as discontinued operations.


                                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------------

                                                        1992         1993           1994             1995             1996
                                                        ----         ----           ----             ----             ----
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net revenues                                     $  45,833    $  61,315      $  90,185       $  162,371       $  268,348
  Cost of sales and related services, excluding
      depreciation and amortization expense           10,702       13,677         17,445           34,031           58,575
  Operating expenses                                  22,876       31,307         47,081           81,718          135,813
  General and administrative expenses                  5,617        5,520          7,829           12,594           17,064
  Depreciation and amortization expense               3,174        4,532          6,656           14,081           23,845
  Interest expense                                       178          542          2,132            4,829            8,294
                                                   ---------    ---------      ---------         --------         --------

  Total expenses                                      42,547       55,578         81,143          147,253          243,591
                                                   ---------    ---------      ---------         --------         --------

  Income from continuing operations before taxes       3,286        5,737          9,042           15,118           24,757
  Provision for income taxes                           1,272        2,254          3,476            6,029            9,556
                                                   ---------    ---------      ---------         --------         --------

  Income from continuing operations                $   2,014   $    3,483      $   5,566       $    9,089       $   15,201
                                                   =========    =========      =========        =========          =======

  Income from continuing operations per share      $    0.27   $     0.46      $    0.67       $     0.84       $     1.10
                                                   =========    =========      =========        =========          =======

  Weighted average shares outstanding              7,569,000    7,622,000      8,352,000       10,842,000       13,761,000






                                                                                      DECEMBER 31,
                                                   -----------------------------------------------------------------------
                                                       1992          1993           1994           1995              1996
                                                       ----          ----           ----           ----              ----
                                                                             (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital                                  $ 14,855    $   14,961      $  20,848       $ 46,272          $ 84,012
  Total assets                                       37,647        60,065        110,965        232,516           395,611
  Total debt and capital leases, including            1,778        17,472         35,908         93,606           149,703
    current portion
  Shareholders' equity                               31,488        36,950         58,096        119,431           215,642

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         RISK FACTORS - IN CONNECTION WITH THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY HEREBY MAKES REFERENCE TO ITEMS SET FORTH UNDER THE HEADING "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-2, AS AMENDED (REGISTRATION NO. 33-89568). SUCH CAUTIONARY STATEMENTS IDENTIFY IMPORTANT FACTS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY IN THIS OR ANY OTHER SECTION OF THIS ANNUAL REPORT ON FORM 10-K.

         The Company has three principal services or product lines: home respiratory services, home infusion services and home medical equipment and supplies. Home respiratory services include oxygen systems, nebulizers and home ventilators and are provided primarily to patients with severe and chronic pulmonary diseases. Home infusion services are used to administer nutrients, antibiotics and other medications to patients with medical conditions such as neurological impairments, infectious diseases or cancer. The Company also sells and rents a variety of home medical equipment and supplies, including wheelchairs, hospital beds and ambulatory aids. The following table sets forth the percentage of the Company's net revenues represented by each line of business for the periods presented:


                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                         1994           1995        1996
                                                                         ----           ----        ----
             Home respiratory therapy services                            49%            53%         49%
             Home infusion therapy services                               24             20          18
             Home medical equipment and medical supplies                  27             27          33
                                                                         ---            ---         ---
                  Total                                                  100%           100%        100%
                                                                         ===            ===         ===

         The foregoing table reflects changes in the Company's business mix over the periods indicated, primarily resulting from the increase in medical equipment and medical supplies revenues generated by acquired operations. From 1992 through 1996, the Company acquired 76 home health care companies (2, 5, 12, 17 and 40 companies in 1992, 1993, 1994, 1995 and 1996, respectively). The Company's goal is to maintain a diversified offering of home health care services, including a higher percentage of infusion therapy services than it has currently in order to provide the comprehensive array of services that managed care organizations are likely to require.

         In conjunction with the foregoing, management continuously evaluates new products and services in an effort to diversify its business mix. For example, the Company added infusion services to nine of its existing centers in 1996 and expects to continue adding infusion services to additional centers. The Company also expects to begin evaluating the acquisition of home infusion service companies in 1997 in order to increase net revenues attributable to infusion therapy services. In addition, the Company continues to implement a variety of initiatives designed to lower its costs. The Company is currently focused upon: (i) leveraging corporate purchasing agreements to reduce supply and equipment costs; (ii) consolidating same-market and overlapping centers; (iii) decreasing collection periods and associated billing costs; and (iv) regionalizing certain functions.

         The Company reports its net revenues as follows: (i) sales and related services; (ii) rentals and other; and (iii) earnings from joint ventures. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. Earnings from joint ventures include equity in earnings and management and administrative fees for unconsolidated joint ventures. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Operating expenses include center labor costs, delivery expenses, occupancy costs, costs related to rentals other than depreciation, billing center costs, provision for doubtful accounts and other operating costs. General and administrative expenses include corporate, area and regional management expenses and costs.

         The Company annually evaluates the realizability of goodwill by utilizing an operating income realization test for the applicable businesses acquired. In addition, the Company considers the effects of external changes to the Company's business environment, including competitive pressures, market erosion and technological and regulatory changes. The Company believes its estimated goodwill life is reasonable given the continuing movement of patient care to noninstitutional settings, expanding demand due to demographic trends, the emphasis of the Company on establishing significant coverage in each local and regional market, the goodwill life recognized by other home care companies and other factors.

RESULTS OF OPERATIONS

         The Company's net revenues from continuing operations have grown at a compound annual growth rate of approximately 64% during the period from January 1, 1993 through December 31, 1996. In addition, since 1991, the Company has expanded its operations from 24 home health care centers in four states to 300 home health care centers in 32 states. This growth has been achieved through a combination of same-store growth, acquisitions, start-up operations, hospital joint ventures and strategic alliances. Growth in same-store net revenues (approximately 14%, 12%, 11% and 9% in 1993, 1994, 1995 and 1996, respectively)
resulted from the expansion of the range of services offered at the Company's centers and the increase in the Company's sources of patient referrals. The Company acquired 81 centers and 101 centers during 1995 and 1996, respectively. Throughout this expansion, the Company's earnings before interest, taxes, depreciation, and amortization ("EBITDA") margin has increased from 18% in 1993 to 21% in 1996.

         The following table sets forth, for the periods indicated, the percentage of net revenues represented by the respective financial items:


                                                                                    YEAR ENDED DECEMBER 31,
                                                                                ------------------------------
                                                                                1994         1995         1996
                                                                                ----         ----         ----

Net revenues                                                                     100%         100%           100%
Cost of sales and related services, excluding depreciation and
     amortization expense                                                         20           21             22
Operating expenses                                                                52           50             51
General and administrative expense                                                 9            8              6
Depreciation and amortization expense                                              7            9              9
Interest expense                                                                   2            3              3
                                                                             -------      -------        -------
             Total expenses                                                       90           91             91
                                                                             -------      -------        -------
Income from continuing operations before taxes                                    10            9              9
Provision for income taxes                                                         4            3              3
                                                                             -------      -------        -------
             Income from continuing operations                                     6            6              6
                                                                             =======      =======        =======
OTHER DATA:
EBITDA                                                                            20%          21%            21%


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         During 1996, the Company converted three previously wholly-owned centers to hospital joint ventures accounted for under the equity method. The effect of these transactions in the comparison of the 1996 period to the 1995 period is referred to as "dissolutions."

         NET REVENUES. Net revenues increased from $162.4 million in 1995 to $268.3 million in 1996, an increase of $105.9 million, or 65%. Same-store net revenues grew 11% in 1995 compared to 9% in 1996, including net revenue growth generated by the Company's 50%-owned joint ventures. This 2% decrease in same-store net revenue growth is attributable to the ConPharma centers acquired in May 1995. Excluding the ConPharma centers, same-store net revenue growth was 11% for 1996. Following is a discussion of the components of net revenues:

                       Sales and Related Services Revenues. Sales and related services revenues increased from $70.2 million in 1995 to $119.3 million in 1996, an increase of $49.1 million, or 70%. Of this increase, $47.4 million was attributable to acquisitions, net of dissolutions, and $1.7 million was attributable to net revenue growth in the Company's existing centers (excluding same-store joint ventures accounted for under the equity method). Increases in sales and related services revenues in the Company's existing centers were attributable primarily to growth in net revenues from the sale of home medical equipment and supplies.

                       Rentals and Other Revenues. Rentals and other revenues increased from $88.2 million in 1995 to $142.7 million in 1996, an increase of $54.5 million, or 62%. Of this increase, $49.5 million was attributable to acquisitions, net of dissolutions, and $5.0 million was attributable to net revenue growth in the Company's existing centers (excluding same-store joint ventures accounted for under the equity method). Increases in rentals and other revenues in the Company's existing centers were attributable primarily to growth in net revenues from the provision of respiratory therapies.

                       Earnings from Joint Ventures. Earnings from joint ventures increased from $4.0 million in 1995 to $6.4 million in 1996, an increase of $2.4 million. Of this increase, $1.2 million was attributable to acquired and newly-formed joint ventures, net of dissolutions, and $1.2 million was attributable to growth in the Company's existing joint ventures. On a same-store basis, net revenue of joint ventures grew 37% in 1996 compared to 1995, increasing the Company's total same-store growth rate by 4%.

         COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $34.0 million in 1995 to $58.6 million in 1996, an increase of $24.6 million, or 72%. This increase was attributable primarily to acquisitions, net of dissolutions. As a percentage of sales and related services revenues, cost of sales and related services increased from 48% in 1995 to 49% in 1996. This percentage increase was attributable primarily to the change in mix of sales and related service revenues of acquisitions made during 1996.

         OPERATING EXPENSES. Operating expenses increased from $81.7 million in 1995 to $135.8 million in 1996, an increase of $54.1 million, or 66%. This increase was attributable primarily to increased costs associated with the Company's increased net revenues. As a percentage of net revenues, operating expenses increased from 50% in 1995 to 51% in 1996. Even though field operating expenses remained constant as a percentage of net revenues, slightly higher bad debt expense as a percentage of net revenue was the primary factor contributing to the overall operating expense percentage increase.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $12.6 million in 1995 to $17.1 million in 1996, an increase of $4.5 million, or 36%. This increase was attributable primarily to increases in personnel expenses associated with providing support for acquisitions and continued growth. As a percentage of net revenues, general and administrative expenses decreased from 8% in 1995 to 6% in 1996.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased from $14.1 million in 1995 to $23.8 million in 1996, an increase of $9.7 million, or 69%. This increase was attributable primarily to depreciation expense and the amortization of goodwill recorded in connection with acquisitions.

         INTEREST EXPENSE. Interest expense increased from $4.8 million in 1995 to $8.3 million in 1996, an increase of $3.5 million. This increase was due primarily to interest expense on borrowings used under the Bank Credit Facility to fund acquisitions of home health care companies during 1995 and 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         During 1995, the Company converted three previously wholly-owned centers to hospital joint ventures accounted for under the equity method. The effect of these transactions in the comparison of the 1995 period to the 1994 period is referred to as "dissolutions."

         NET REVENUES. Net revenues increased from $90.2 million in 1994 to $162.4 million in 1995, an increase of $72.2 million, or 80%. Same-store net revenues grew 11% in 1995 compared to 12% in 1994, including net revenue growth generated by the Company's 50%-owned joint ventures. Following is a discussion of the components of net revenues:

                       Sales and Related Services Revenues. Sales and related services revenues increased from $38.7 million in 1994 to $70.2 million in 1995, an increase of $31.5 million, or 81%. Of this increase, $28.6 million was attributable to acquisitions, net of dissolutions, and $2.9 million was attributable to net revenue growth in the Company's existing centers (excluding same-store joint ventures accounted for under the equity method). Increases in sales and related services revenues in the Company's existing centers were attributable primarily to growth in net revenues from the provision of respiratory therapies and the sale of home medical equipment and supplies.

                       Rentals and Other Revenues. Rentals and other revenues increased from $47.9 million in 1994 to $88.2 million in 1995, an increase of $40.3 million, or 84%. Of this increase, $35.9 million was attributable to acquisitions, net of dissolutions, and $4.4 million was attributable to net revenue growth in the Company's existing centers (excluding same-store joint ventures accounted for under the equity method). Increases in rentals and other revenues in the Company's existing centers were attributable primarily to growth in net revenues from the provision of respiratory therapies, which increased 11% over the prior year.

                       Earnings from Joint Ventures. Earnings from joint ventures increased from $3.5 million in 1994 to $4.0 million in 1995, an increase of $500,000, which was attributable primarily to acquired and newly-formed joint ventures, net of dissolutions. On a same-store basis, net revenue of joint ventures grew 23% in 1995 compared to 1994, increasing the Company's total same-store growth rate by 2%.

         COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $17.4 million in 1994 to $34.0 million in 1995, an increase of $16.6 million, or 95%. Of this increase, $15 million was attributable primarily to acquisitions, net of dissolutions. As a percentage of sales and related services revenues, cost of sales and related services increased from 45% in 1994 to 48% in 1995. This percentage increase was attributable primarily to the change in the mix of sales and related service revenues of acquisitions made during 1995.

         OPERATING EXPENSES. Operating expenses increased from $47.1 million in 1994 to $81.7 million in 1995, an increase of $34.6 million, or 73%. This increase was attributable primarily to increased costs associated with the Company's increased net revenues. As a percentage of net revenues, operating expenses decreased from 52% in 1994 to 50% in 1995. This decrease is attributable primarily to lower operating expense levels of same-store centers and acquired businesses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $7.8 million in 1994 to $12.6 million in 1995, an increase of $4.8 million, or 62%. This increase was attributable primarily to increases in personnel expenses associated with providing support for acquisitions and continued growth. Approximately $700,000 of the increase is a result of the relocation of the corporate headquarters from Franklin, Tennessee to Brentwood, Tennessee due to the Company's rapid expansion and need for additional space. As a percentage of net revenues, general and administrative expenses decreased from 9% in 1994 to 8% in 1995.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased from $6.7 million in 1994 to $14.1 million in 1995, an increase of $7.4 million. This increase was attributable primarily to depreciation expense and the amortization of goodwill recorded in connection with acquisitions.

         INTEREST EXPENSE. Interest expense increased from $2.1 million in 1994 to $4.8 million in 1995, an increase of $2.7 million. This increase was attributable primarily to interest expense on borrowings under the Bank Credit Facility to fund acquisitions of home health care companies during 1994 and 1995.

DISCONTINUED OPERATIONS

         Sale of Long-Term Care Management Business. Prior to May 1994, the Company's long-term care management subsidiary, Diversicare Management Services Co. ("DMS"), provided management services to nursing homes and retirement centers in the United States and Canada (the "Long-Term Care Management Business"). As compensation for its services, the Company received a base management fee typically ranging from 3.5% to 7.0% of the net revenues of the facilities. In May 1994, the Company transferred the capital stock of DMS to Advocat Inc. ("Advocat"), a newly formed company, in exchange for proceeds of approximately $22.3 million before certain expenses and income taxes (all of the foregoing is herein referred to as the "Advocat Transaction"). The Advocat Transaction was approved by an independent committee of the Company's Board of Directors, which determined that the terms of the transaction and the proceeds the Company received were fair to the minority shareholders of the Company. The Company reported a gain of $7.9 million, net of income taxes, in connection with the Advocat Transaction.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had current assets of $118.8 million and current liabilities of $34.8 million, resulting in working capital of $84.0 million and a current ratio of 3.4x.

This compares to working capital of $45.8 million and a current ratio of 2.8x at December 31, 1995.

         The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company's accounts receivables are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $47.3 million and $79.5 million at December 31, 1995 and December 31, 1996, respectively. This increase is attributable primarily to the acquisitions of home health care businesses during 1996. Average days' sales in accounts receivable was approximately 91 and 93 days' sales outstanding at December 31, 1995, and December 31, 1996, respectively. This increase is attributable primarily to slightly extended collection time frames for Medicare receivables associated with revised rules regarding physician completion of Certificates of Medical Necessity.

         Net cash provided by continuing operating activities increased from $5.1 million in 1995 to $13.2 million in 1996, an increase of $8.1 million. This increase was attributable primarily to a $6.1 million increase in net income. Net cash used in continuing investing activities increased from $108.2 million in 1995 to $116.2 million in 1996, an increase of $8.0 million. Acquisition expenditures decreased from $94.4 million in 1995 to $93.8 million in 1996, a decrease of $600,000. Capital expenditures increased from $14.0 million in 1995 to $21.2 million in 1996, an increase of $7.2 million. Net cash provided from continuing financing activities increased from $103.6 million in 1995 to $106.1 million in 1996, an increase of $2.5 million. This increase was attributable primarily to proceeds from the sale of stock from the Secondary Offering in May, 1996. Discontinued operations provided net cash of $20.0 million in 1994, principally from the sale of the Company's Long-Term Care Management Business. See - "Discontinued Operations."

         The Company budgeted capital expenditures of approximately $24.5 million for 1996, primarily for purchases of home health care rental equipment and routine capital purchases at its corporate office. Capital expenditures of $21.2 million were incurred in 1996.

         The Company's principal capital requirements are for acquisitions of additional home health care companies and expansion of the services provided through its existing home health care centers. The Company has financed and intends to continue to finance these requirements, its net revenue growth, and working capital needs with net cash provided by operations and with borrowings under the Bank Credit Facility. On May 1, 1996, the Company amended and restated its Bank Credit Facility to increase commitments thereunder from $150.0 million to $225.0 million. The Facility includes a $100.0 million five-year term loan and a $125.0 million five-year revolving line of credit. Borrowings under the Bank Credit Facility may be used to finance acquisitions and for other general corporate purposes, subject to the terms and conditions of the credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Bank Credit Facility), plus a margin from 0% to 1.00% and from 0.5% to 2.00%, respectively. The Company's ability to borrow under the Bank Credit Facility terminates on May 1, 2001, subject to exceptions set forth therein. As of December 31, 1996, the total loans outstanding under the Bank Credit Facility were approximately $136.8 million and the weighted average borrowing rate was 6.845%. A commitment fee of up to .375% per annum (.25% as of December 31, 1996) is payable by the Company on the undrawn balance. The interest rate and commitment fee vary depending on the Company's leverage ratio, as defined in the Bank Credit Facility.

         The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of leverage, shareholders' equity, debt-to-equity ratios and interest coverage ratios. The Bank Credit Facility also contains certain covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interests on the assets of the Company, the payment of dividends on and the redemption or repurchase of securities of the Company, investments, acquisitions, investments in joint ventures, capital expenditures and sales of Company assets. The Company must generally obtain bank consent for any single acquisition with an aggregate purchase price of $20.0 million or more, and any acquisition which, when combined with all acquisitions completed in the prior 12 months, exceeds $80.0 million and certain other transactions. The Company was in compliance with the covenants at December 31, 1996.

IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

         In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of SFAS 121 is required for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 in 1996 resulting in no material effect on the Company's financial position or results of operations.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related Interpretations. Under APB Opinion No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant.

         Statement of Financial Accounting Standards, "Earnings per Share" ("SFAS 128") has been issued effective for fiscal periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 in the fourth quarter of 1997 and does not expect adoption thereof to have a material effect on the Company's financial position or results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are contained on pages 38 through 69 of this Report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement dated April 18, 1997 for the annual meeting of stockholders to be held on May 14, 1997.


ITEM 11. EXECUTIVE COMPENSATION

      Executive compensation information is incorporated by reference to the Company's definitive proxy statement dated April 18, 1997 for the annual meeting of stockholders to be held on May 14, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Security ownership of certain beneficial owners and management information is incorporated by reference to the Company's definitive proxy statement dated April 18, 1997 for the annual meeting of stockholders to be held on May 14, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions of the Company is incorporated by reference to the Company's definitive proxy statement dated April 18, 1997 for the annual meeting of stockholders to be held on May 14, 1997.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

     Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.


FINANCIAL STATEMENTS
                                                                                              FORM 10-K PAGES
                                                                                              ---------------

          Report of Independent Public Accountants                                                38
          Consolidated Balance Sheets, December 31, 1996 and 1995                                 39 AND  40
          Consolidated Statements of Income for the Years Ended December 31, 1996,                41 AND  42
               1995, and 1994
          Consolidated Statements of Shareholders' Equity for the Years Ended                     43 AND  44
               December 31, 1996, 1995, and 1994
          Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,            45 THRU 48
               1995, and 1994
          Notes to Consolidated Financial Statements, December 31, 1996                           49 THRU 69

FINANCIAL STATEMENT SCHEDULES

          Report of Independent Public Accountants                                                S-1
          Schedule II -- Valuation and Qualifying Accounts                                        S-2

EXHIBITS

         The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the financial statement schedules.

REPORTS ON FORM 8-K DURING THE LAST QUARTER OF THE YEAR ENDED DECEMBER 31, 1996.

A Form 8-K dated July 31, 1996 was filed with respect to the acquisition of Miller Medical Services, Inc. by merger, a related Form 8-K/A1 dated August 9, 1996 was filed with respect to such transaction to correct a typographical error and a related Form 8-K/A2 dated October 15, 1996 was filed with respect to such transaction to include financial statements.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AMERICAN HOMEPATIENT, INC.



                                            /s/EDWARD K. WISSING
                                           ------------------------------------
                                           Edward K. Wissing, President and
                                           Chief Executive Officer and Director




                                            /s/MARY ELLEN RODGERS
                                            -----------------------------------
                                            Mary Ellen Rodgers
                                            Chief Financial Officer

Date:    March 21, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Morris Perlis                            Chairman          March 21, 1997
---------------------------------
      Morris A. Perlis


/s/Allan Silber                             Director          March 21, 1997
---------------------------------
      Allan C. Silber


/s/Henry T. Blackstock                      Director          March 21, 1997
---------------------------------
      Henry T. Blackstock


/s/Joseph Furlong III                       Director          March 21, 1997
---------------------------------
      Joseph Furlong III


/s/Thomas Dattilo                           Director          March 21, 1997
---------------------------------
      Thomas Dattilo


/s/Edward Sonshine                          Director          March 21, 1997
---------------------------------
      Edward Sonshine


/s/Mark Manner                              Director          March 21, 1997
---------------------------------
      Mark Manner


/s/Edward K. Wissing                        Chief Executive   March 21, 1997
---------------------------------           Officer
     Edward K. Wissing


/s/Mary Ellen Rodgers                       Chief Financial   March 21, 1997
---------------------------------           Officer and
     Mary Ellen Rodgers                     Chief Accounting
                                            Officer


                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


       CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995

                                  TOGETHER WITH

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To American HomePatient, Inc.:


We have audited the accompanying consolidated balance sheets of AMERICAN HOMEPATIENT, INC. (a Delaware corporation), and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American HomePatient, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




Nashville, Tennessee
February 19, 1997

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                ASSETS                                                  1996              1995
-------------------------------------------                        -------------    -------------

CURRENT ASSETS:
    Cash and cash equivalents                                      $   7,299,000    $   4,224,000
    Restricted cash                                                      425,000          375,000
    Accounts receivable, less allowance for doubtful
      accounts of $18,755,000 and $12,383,000,
      respectively
                                                                      79,460,000       47,251,000
    Inventories                                                       21,921,000       12,974,000
    Prepaid expenses and other assets                                  1,353,000        1,630,000
    Income tax receivable                                                872,000               --
    Deferred tax asset                                                 7,470,000        5,000,000
                                                                   -------------    -------------
          Total current assets                                       118,800,000       71,454,000
                                                                   -------------    -------------

PROPERTY AND EQUIPMENT, at cost:                                      95,254,000       62,258,000
    Less accumulated depreciation and amortization                   (38,384,000)     (21,597,000)
                                                                   -------------    -------------
          Net property and equipment                                  56,870,000       40,661,000
                                                                   -------------    -------------

OTHER ASSETS:
    Excess of cost over fair value of net assets
       acquired, net                                                 198,193,000      107,234,000
    Investment in joint ventures                                      12,405,000        7,245,000
    Deferred financing costs, net                                      2,761,000        2,074,000
    Other assets                                                       6,582,000        3,848,000
                                                                   -------------    -------------
        Total other assets                                           219,941,000      120,401,000
                                                                   -------------    -------------
                                                                   $ 395,611,000    $ 232,516,000
                                                                   =============    =============


                                                        (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                   (Continued)

   LIABILITIES AND SHAREHOLDERS' EQUITY                                           1996           1995
   ------------------------------------                                       ------------   ------------
CURRENT LIABILITIES:
    Current portion of long-term debt and capital leases                      $ 10,245,000   $  8,999,000
    Trade accounts payable                                                       8,698,000      4,815,000
    Income taxes payable                                                                --      1,459,000
    Other payables                                                                 775,000        767,000
    Accrued expenses:
       Payroll and related benefits                                              6,672,000      4,722,000
       Other                                                                     8,398,000      4,879,000
                                                                              ------------   ------------
          Total current liabilities                                             34,788,000     25,641,000
                                                                              ------------   ------------

NONCURRENT LIABILITIES:
    Long-term debt and capital leases, less current portion                    139,458,000     84,607,000
    Deferred tax liabilities                                                     4,578,000      2,049,000
    Other noncurrent liabilities                                                 1,145,000        788,000
                                                                              ------------   ------------
          Total noncurrent liabilities                                         145,181,000     87,444,000
                                                                              ------------   ------------

COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 5,000,000 shares;
       none issued and outstanding                                                      --             --
    Common stock, $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 14,677,000 and 11,487,000 shares,
       respectively                                                                147,000        115,000
    Paid-in capital                                                            166,780,000     85,802,000
    Retained earnings                                                           48,715,000     33,514,000
                                                                              ------------   ------------
          Total shareholders' equity                                           215,642,000    119,431,000
                                                                              ------------   ------------
                                                                              $395,611,000   $232,516,000
                                                                              ============   ============


The accompanying notes are an integral part of these consolidated balance sheets.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         1996           1995            1994
                                                    ------------   -------------    ------------
REVENUES:
    Sales and related service revenues              $119,266,000   $  70,240,000    $ 38,747,000
    Rentals and other revenues                       142,660,000      88,170,000      47,900,000
    Earnings from joint ventures                       6,422,000       3,961,000       3,538,000
                                                    ------------   -------------    ------------
              Total revenues                         268,348,000     162,371,000      90,185,000
                                                    ------------   -------------    ------------

EXPENSES:
    Cost of sales and related services, excluding
      depreciation and amortization                   58,575,000      34,031,000      17,445,000
    Operating                                        135,813,000      81,718,000      47,081,000
    General and administrative                        17,064,000      12,594,000       7,829,000
    Depreciation and amortization                     23,845,000      14,081,000       6,656,000
    Interest                                           8,294,000       4,829,000       2,132,000
                                                    ------------   -------------    ------------
              Total expenses                         243,591,000     147,253,000      81,143,000
                                                    ------------   -------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES
                                                      24,757,000      15,118,000       9,042,000
                                                    ------------   -------------    ------------
PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                            8,866,000       7,378,000       4,481,000
    Deferred                                             690,000      (1,349,000)     (1,005,000)
                                                    ------------   -------------    ------------
                                                       9,556,000       6,029,000       3,476,000
                                                    ------------   -------------    ------------

INCOME FROM CONTINUING OPERATIONS                     15,201,000       9,089,000       5,566,000
                                                    ------------   -------------    ------------


                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   (Continued)

                                                                             1996                 1995                 1994
                                                                        ------------          ------------         ------------
GAIN ON SALE OF DISCONTINUED OPERATIONS, net of income
    tax provision of $5,216,627 in 1994                                 $          -          $          -         $   7,927,000

INCOME FROM DISCONTINUED OPERATIONS, net of income tax
    provision of $443,425 in 1994
                                                                                   -                     -               694,000
                                                                        ------------          ------------          ------------

NET INCOME                                                              $ 15,201,000          $  9,089,000          $ 14,187,000
                                                                        ============          ============          ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                  13,761,000            10,842,000             8,352,000
                                                                        ------------          ------------          ------------
NET INCOME PER SHARE:
       Continuing operations                                            $       1.10          $        .84          $        .67
       Gain on sale of discontinued operations                                     -                     -                   .95
       Discontinued operations                                                     -                     -                   .08
                                                                        ------------          ------------          ------------

                                                                        $       1.10          $        .84          $       1.70
                                                                        ============          ============          ============




  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                          COMMON STOCK          PAID-IN          NOTES
                                                   ------------------------
                                                      SHARES        AMOUNT      CAPITAL       RECEIVABLE
                                                   ----------    ----------   -----------     -----------
BALANCE, DECEMBER 31, 1993                          7,690,125    $   77,000   $27,157,000     $ (521,000)
                                                   ----------    ----------   -----------     ----------

   Issuance of shares through exercise of
      employee stock options                          468,750         4,000     2,814,000             --
   Issuance of shares through employee stock
      purchase plan                                    42,980            --       200,000             --
   Issuance of shares in connection with sale of
      discontinued operations                          22,609            --       237,000             --
   Issuance of shares in connection with an
      acquisition                                     150,740         2,000     2,039,000             --
   Tax benefit of stock options exercised                  --            --     1,141,000             --
   Collections of notes receivable                         --            --            --        521,000
   Net income                                              --            --            --             --
                                                   ----------    ----------   -----------     ----------
BALANCE, DECEMBER 31, 1994                          8,375,204        83,000    33,588,000             --
                                                   ----------    ----------   -----------     ----------

   Issuance of shares through exercise of
      employee stock options                          362,475         3,000     3,468,000             --
   Issuance of shares through employee stock
      purchase plan                                    26,486         2,000       245,000             --
   Tax benefit of stock options exercised                  --            --     1,297,000             --
   Issuance of shares, net of issuance costs        2,722,500        27,000    47,204,000             --
   Net income                                              --            --            --             --
                                                   ----------    ----------   -----------     ----------
BALANCE, DECEMBER 31, 1995                         11,486,665       115,000    85,802,000             --
                                                   ----------    ----------   -----------     ----------

                                                     RETAINED
                                                     EARNINGS         TOTAL
                                                   -----------   ------------
BALANCE, DECEMBER 31, 1993                         $10,238,000   $ 36,951,000
                                                   -----------   ------------
   Issuance of shares through exercise of
      employee stock options                                --      2,818,000
   Issuance of shares through employee stock
      purchase plan                                         --        200,000
   Issuance of shares in connection with sale of
      discontinued operations                               --        237,000
   Issuance of shares in connection with an
      acquisition                                           --      2,041,000
   Tax benefit of stock options exercised                   --      1,141,000
   Collections of notes receivable                          --        521,000
   Net income                                       14,187,000     14,187,000
                                                   -----------   ------------
BALANCE, DECEMBER 31, 1994                          24,425,000     58,096,000
                                                   -----------   ------------
   Issuance of shares through exercise of
      employee stock options                                --      3,471,000
   Issuance of shares through employee stock
      purchase plan                                         --        247,000
   Tax benefit of stock options exercised                   --      1,297,000
   Issuance of shares, net of issuance costs
                                                            --     47,231,000
   Net income                                        9,089,000      9,089,000
                                                   -----------   ------------
BALANCE, DECEMBER 31, 1995                          33,514,000    119,431,000
                                                   -----------   ------------


                                  (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   (Continued)

                                                         COMMON STOCK           PAID-IN           NOTES
                                                    -----------------------
                                                      SHARES        AMOUNT      CAPITAL        RECEIVABLE
                                                    ---------    ----------   -----------     -----------

BALANCE, DECEMBER 31, 1995                         11,486,665      $115,000   $ 85,802,000     $       --
                                                   ----------      --------   ------------     ----------
   Issuance of shares through exercise of
      employee stock options                          168,004         2,000      1,981,000             --
   Issuance of shares through employee stock
      purchase plan                                    34,007            --        423,000             --
   Issuance of shares through exercise of stock
      warrants                                         66,600            --        516,000             --
   Issuance of shares in connection with an
      acquisition                                     446,460         5,000     11,603,000             --
   Tax benefit of stock options exercised                  --            --        450,000             --
   Issuance of shares, net of issuance cost         2,475,000        25,000     66,005,000             --
   Net income                                              --            --             --             --
                                                   ----------      --------   ------------     ----------
BALANCE, DECEMBER 31, 1996                         14,676,736      $147,000   $166,780,000     $       --
                                                   ==========      ========   ============     ==========

                                                    RETAINED
                                                    EARNINGS       TOTAL
                                                ------------   -------------
BALANCE, DECEMBER 31, 1995                      $ 33,514,000   $ 119,431,000
                                                ------------   -------------
   Issuance of shares through exercise of
      employee stock options                               -       1,983,000

   Issuance of shares through employee stock
      purchase plan                                        -         423,000
   Issuance of shares through exercise of stock
      warrants                                             -         516,000
   Issuance of shares in connection with an
      acquisition                                          -      11,608,000
   Tax benefit of stock options exercised                  -         450,000
   Issuance of shares, net of issuance cost
                                                           -      66,030,000
   Net income                                     15,201,000      15,201,000
                                                ------------   -------------
BALANCE, DECEMBER 31, 1996                      $ 48,715,000   $ 215,642,000
                                                ============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                              1996            1995           1994
                                                                          ------------    ------------    -----------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
   Income from continuing operations                                      $ 15,201,000    $  9,089,000    $ 5,566,000
   Adjustments to reconcile income from continuing operations to net cash provided from continuing operating
      activities:
          Depreciation and amortization                                     23,845,000      14,081,000      6,656,000
          Equity in earnings of unconsolidated joint ventures               (3,375,000)     (2,138,000)    (1,683,000)
          Deferred income taxes                                                690,000      (1,349,000)    (1,005,000)
          Gain on sale of joint venture interest                                    --              --       (170,000)
          Minority interest                                                    161,000         135,000         83,000

   Change in assets and liabilities, net of acquisitions:
      Restricted cash                                                          (50,000)             --       (175,000)
      Accounts receivable, net                                             (14,920,000)     (5,956,000)       115,000
      Inventories                                                           (2,303,000)     (1,370,000)       251,000
      Prepaid expenses and other assets                                        348,000        (573,000)       271,000
      Trade accounts payable, accrued expenses and
         other current liabilities                                          (4,264,000)     (6,889,000)    (2,726,000)
      Deferred costs                                                           (30,000)        (55,000)       (48,000)
      Net change in affiliate accounts                                              --              --       (158,000)
      Other assets and liabilities                                          (2,153,000)        158,000       (136,000)
                                                                          ------------    ------------    -----------
                 Net cash provided from continuing operating activities     13,150,000       5,133,000      6,841,000
                                                                          ------------    ------------    -----------


                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   (Continued)

                                                                            1996             1995            1994
                                                                       -------------    -------------    ------------
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
       Acquisitions, net of cash acquired                              $ (93,800,000)   $ (94,353,000)   $(31,876,000)
       Additions to property and equipment, net                          (21,157,000)     (13,964,000)     (8,328,000)
       Distributions to minority interest owners                             (65,000)        (135,000)        (51,000)
       Distributions from (advances to) unconsolidated
          joint ventures, net                                             (1,193,000)         240,000         824,000
       Proceeds from sale of joint venture interest                               --               --         589,000
                                                                       -------------    -------------    ------------
              Net cash used in continuing investing activities          (116,215,000)    (108,212,000)    (38,842,000)
                                                                       -------------    -------------    ------------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
       Deferred financing costs                                           (1,299,000)      (1,255,000)     (1,034,000)
       Proceeds from long-term debt                                       47,196,000       56,765,000      33,328,000
       Principal payments on debt and capital leases                      (8,286,000)      (2,614,000)    (22,196,000)
       Proceeds from sale of stock, net of issuance costs                 68,529,000       50,703,000       3,540,000
                                                                       -------------    -------------    ------------
              Net cash provided from continuing financing activities     106,140,000      103,599,000      13,638,000
                                                                       -------------    -------------    ------------



                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   (Continued)

                                                                             1996             1995             1994
                                                                          ------------    ------------     ------------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
       Operating activities                                                       --               --           234,000
       Investing activities                                                       --               --          (185,000)
       Financing activities                                                       --               --                --
       Proceeds from sale of discontinued operations                              --               --        19,621,000
       Increase in cash balance, included in net assets of discontinued
          operations                                                              --               --           331,000
                                                                          ----------      -----------      ------------
              Net cash flows provided from discontinued operations                --               --        20,001,000
                                                                          ----------      -----------      ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                      3,075,000          520,000         1,638,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             4,224,000        3,704,000         2,066,000
                                                                          ----------      -----------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $7,299,000      $ 4,224,000      $  3,704,000
                                                                          ==========      ===========      ============
SUPPLEMENTAL INFORMATION:

    Cash payments of interest                                             $8,042,000      $ 4,171,000      $  2,055,000
                                                                          ==========      ===========      ============
    Cash payments of income taxes, including amounts related to           $9,866,000      $ 9,573,000      $  3,307,000
       discontinued operations                                            ==========      ===========      ============



                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   (Continued)

The Company accrued benefit plan liabilities of $259,000, $241,000, and $97,000, in 1996, 1995 and 1994, respectively.

The Company refinanced notes payable to banks of $5.0 million in 1994. The Company refinanced a line of credit of $17.6 million in 1994.

In connection with the acquisitions of home health care businesses, the Company issued 446,460 and 150,740 shares of common stock in 1996 and 1994, respectively, and debt of $22.4 million, $13.5 million and $13.4 million in 1996, 1995 and 1994, respectively.




The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.       ORGANIZATION AND BACKGROUND

         American HomePatient, Inc. and subsidiaries (the "Company" or "American HomePatient") is a health care services company engaged in the provision of home health care services. The Company's home health care services are comprised of the rental and sale of home medical equipment and home health care supplies, and the provision of infusion therapies and respiratory therapies. As of December 31, 1996, the Company provides these services to patients in the home through 300 branches in 32 states.


2.       DISCONTINUED OPERATIONS

         SALE OF LONG-TERM CARE BUSINESS

         On May 10, 1994, and effective for accounting purposes on April 30, 1994, the Company sold its long-term care management business through the sale of its interest in Advocat Inc. ("Advocat"). The Company sold its 2,398,000 shares of Advocat stock at a price of $9.50 per share (before deduction of offering expenses and underwriting discounts).

         The gross proceeds received by the Company from the sale of its Advocat stock and the repayment of the note from Advocat was approximately $22,300,000. The Company recorded a net gain of approximately $7,927,000 related to the sale after deduction of the cost of net assets sold, offering expenses, expenses related to the disposition of Diversicare Management Services, Co. ("DMS"), and income taxes.

         The accompanying financial statements reflect the results of operations of DMS as discontinued operations.

         The following summarizes certain selected financial data of DMS:


                                                          FOUR MONTHS
                                                             ENDED
                                                         APRIL 30, 1994
                                                         --------------
                Total revenues                            $3,480,000
                                                          ==========
                Income before taxes                       $1,137,000
                                                          ==========
                Net income                                $  694,000
                                                          ==========

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of companies and other entities acquired in purchase transactions are included from the effective dates of their respective acquisitions. Investments in 50% owned joint ventures are accounted for using the equity method.

         REVENUES

         The Company's principal continuing business is the operation of home health care centers. Approximately 59%, 58% and 61% of the Company's net revenues in 1996, 1995 and 1994, respectively, are from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based on a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Amounts earned under the Medicare and Medicaid programs are subject to review by such third party payors. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

         Sales and related service revenues are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol medications and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other patient revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapy.

         CASH EQUIVALENTS

         Cash equivalents consist of highly liquid investments that have a maturity of less than three months.

         ACCOUNTS RECEIVABLE

         The Company's accounts receivable, before allowances, consists of the following components:


                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                      1996          1995
                                                                   ------------   ------------
              Patient receivables:
                  Medicare                                         $ 31,388,000   $ 20,666,000
                  All other, principally commercial insurance        63,439,000     36,066,000
                                                                   ------------  -------------
                                                                     94,827,000     56,732,000
              Other receivables, principally due from vendors and
                  former owners                                       3,388,000      2,902,000
                                                                   ------------   ------------
                    Total                                          $ 98,215,000   $ 59,634,000
                                                                   ============   ============

         The Company provides credit for a substantial portion of its non-third party reimbursed revenues and continually monitors the creditworthiness and collectibility of amounts due from its clients. The Company is subject to accounting losses from uncollectible receivables in excess of its reserves.

         PROVISION FOR DOUBTFUL ACCOUNTS

         The Company includes provisions for doubtful accounts in operating expenses in the accompanying consolidated statements of income. The provisions for doubtful accounts included in continuing operations were $11,450,000, $5,934,000 and $2,658,000 in 1996, 1995 and 1994,
         respectively.

         INVENTORIES

         All inventories represent goods or supplies and are priced at the lower of cost (on a first-in, first-out basis) or net realizable value.

         PROPERTY AND EQUIPMENT

         Property and equipment are depreciated or amortized primarily using the straight-line method over the estimated useful lives of the assets for financial reporting purposes and the accelerated cost recovery method for income tax reporting purposes. Assets under capital leases are amortized over the term of the lease for financial reporting purposes. The estimated useful lives are as follows: buildings and improvements, 18-30 years; rental equipment, 3-7 years; furniture, fixtures and equipment, 4-5 years; leasehold improvements, 5 years; and delivery equipment, 3-5 years. The provision for depreciation includes the amortization of equipment and vehicles under capital leases.

         In 1996, 1995 and 1994, depreciation expense includes $15,059,000, $9,645,000 and $4,723,000, respectively, related to the depreciation of rental equipment.

         Maintenance and repairs are charged against income as incurred, and major betterments and improvements are capitalized. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of income.

         Property and equipment obtained through purchase acquisitions are stated at their estimated fair value determined on their respective dates of acquisition.

         EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

         The excess of cost over fair value of net assets acquired ("goodwill") is amortized over 40 years using the straight-line method. Accumulated amortization related to goodwill totaled $6,876,000 and $2,877,000, as of December 31, 1996 and 1995, respectively. The Company annually evaluates the realizability of goodwill by utilizing an operating income realization test for the applicable businesses acquired and by instituting plans and strategies to improve performance and realization. In addition, the Company considers the effects of external changes to the Company's business environment, including competitive pressures, market erosion and technological and regulatory changes. The Company believes its estimated goodwill life is reasonable given the continuing movement of patient care to noninstitutional settings, expanding demand due to demographic trends, the emphasis of the Company on establishing significant coverage in each local and regional market, the consistent practice with other home care companies and other factors.

         DEFERRED FINANCING COSTS

         Financing costs are amortized primarily using the straight-line method over the periods of the related indebtedness.

         OTHER ASSETS

         Non-compete agreements, net of accumulated amortization of $1,504,000 and $1,171,000 as of December 31, 1996 and 1995, respectively, are amortized over the lives of the agreements, generally periods of up to seven years. As of December 31, 1996 and 1995, the net amounts of non-compete agreements of $1,056,000 and $1,129,000, respectively, are reflected in other assets in the accompanying consolidated balance sheets.

         Other intangibles are amortized over their expected benefit period of two to three years. The net balance at December 31, 1996 and 1995 is $1,791,000 and $924,000, respectively, and is reflected in other assets in the accompanying consolidated balance sheets.

         LONG-LIVED ASSETS

         In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of SFAS 121 is required for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 in 1996 with no material effect on the Company's financial position or results of operations.

         INCOME TAXES

         The Company has adopted Statement of Financial Accounting Standards No. 109 which requires an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for differences between financial reporting and tax bases of assets and liabilities, with the primary differences related to the allowance for doubtful accounts and liability reserves, depreciation methods and periods and deferred cost amortization methods. See Note 9 for additional information related to the provisions for income taxes.

         STOCK BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related Interpretations. Under APB Opinion No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. See Note 8 for further discussion.

         NET INCOME PER SHARE

         The computation of net income per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares include stock options and warrants, and are determined using the treasury stock method.

         Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 in the fourth quarter of 1997 and does not expect adoption thereof to have a material effect on the Company's financial position or results of operations.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accruals approximate fair value because of the short-term nature of these items. Based on the current market rates offered for similar debt of the same maturities, the carrying amount of the Company's long-term debt, including current portion, also approximates fair value at December 31, 1996.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform to the 1996 presentation.


4.       INVESTMENT IN JOINT VENTURE PARTNERSHIPS

         The Company owns 50% of fifteen home health care businesses (the "Partnerships"). The remaining 50% of each business is owned by local hospitals within the same community as the joint ventures. The Company is solely responsible for the management of these businesses and receives management fees ranging from 3% to 15% based on revenues or cash collections.

         The Company provides accounting and receivable billing services to the Partnerships. The Partnerships are charged for their share of such costs based on contract terms. The Company's earnings from joint ventures include equity in earnings, management fees and fees for accounting and receivable billing services. The Company's investment in unconsolidated joint ventures includes receivables from joint ventures of $1,939,000 and $304,000 at December 31, 1996 and 1995, respectively.

         The Company guarantees a mortgage payable of one of the Partnerships. The balance of the guaranteed debt at December 31, 1996 is $485,000.

         Summarized financial information of the Partnerships from the respective effective dates on a combined basis is as follows:

                                                                      DECEMBER 31,     DECEMBER 31,
                                                                         1996             1995
                                                                    --------------   --------------

          Accounts receivable, net                                   $ 10,112,000     $  5,970,000
          Other current assets                                          1,682,000        3,033,000
          Property and equipment, net                                   9,351,000        6,526,000
          Other assets                                                    813,000          437,000
                                                                     ------------     ------------
                 Total assets                                        $ 21,958,000     $ 15,966,000
                                                                     ============     ============

          Accounts payable                                           $    740,000     $  1,315,000
          Accrued payroll and other                                     1,084,000        1,379,000
          Partners' capital                                            20,134,000       13,272,000
                                                                     ------------     ------------
                 Total liabilities and partners' capital             $ 21,958,000     $ 15,966,000
                                                                     ============     ============

          Net sales and rental revenues                              $ 34,756,000     $ 23,128,000
                                                                     ------------     ------------
          Cost of sales                                                 7,696,000        4,980,000
          Operating and management fees                                17,519,000       11,682,000
          Depreciation, amortization and interest expense               2,793,000        2,057,000
                                                                     ------------     ------------
                 Total expenses                                        28,008,000       18,719,000
                                                                     ------------     ------------
                    Net income                                       $  6,748,000     $  4,409,000
                                                                     ===========      ============


         The Company's ownership percentage of undistributed earnings of the Partnerships at December 31, 1996 and December 31, 1995 is $4,823,000 and $2,209,000, respectively. For federal and state income tax reporting purposes, each partner reports their share of the profits and losses of the Partnerships.

5.       ACQUISITIONS

         1996 ACQUISITIONS

         Effective in 1996, the Company acquired 40 home health care businesses consisting of 101 branches. The aggregate purchase price included cash of $88.9 million, assumed liabilities of $12.5 million, notes payable to sellers of $22.4 million and 446,460 shares of the Company's common stock. The cash amounts have been funded from operations, draws on the Bank Credit Facility (see discussion at Note 7) and the public offering of common shares (see discussion at Note 8). Of the 101 branches acquired in 1996, the Company has consolidated 20 branches with other Company locations.

         1995 ACQUISITIONS

         Effective January 1, 1995, the Company agreed to manage three home health care branches in Arizona, with an option to buy such branches from the current owner as well as an option for such owner to require the Company to purchase such managed branches at negotiated amounts through 1998. The Company also must reimburse the current owner for certain amounts of net losses, as defined. In return, the Company receives a management fee based on annual net profits, as defined, with a minimum monthly fee of $5,000.

         Effective in May 1995, the Company acquired the stock of ConPharma Home Healthcare, Inc. ("ConPharma") for $35.8 million in cash, funded primarily from the proceeds of the Company's public offering of common stock during 1995, and assumed liabilities of $3.1 million. ConPharma consisted of 32 branches, and of these branches, the Company consolidated one branch with another Company location.

         Additionally, effective in 1995, the Company acquired 16 other home health care businesses consisting of 49 branches. The aggregate purchase price included cash of $48.4 million, assumed liabilities of $5.2 million and notes payable to sellers of $13.5 million. The cash amounts were funded from operations and draws on the Secured Revolving Line of Credit (see discussion at Note 7). Of the 49 branches acquired in 1995, the Company has consolidated 5 branches with other Company locations.

         The allocation of the aggregate purchase price of the 1996 and 1995 acquisitions is summarized as follows:

                                                                   1996           1995
                                                               ------------   ------------

          Net current and other assets                         $ 25,959,000   $ 23,937,000

          Fixed assets                                           16,750,000     12,435,000

          Goodwill, noncompete agreements and other
              intangibles                                        92,795,000     72,010,000
                                                               ------------   ------------
                                                               $135,504,000   $108,382,000
                                                               ============   ============

         The purchase prices for the above acquisitions were allocated to the underlying assets based on their estimated relative fair values. Certain of the assets acquired in 1996 are currently being evaluated and final allocations of the purchase prices will be made in 1997. Management believes that the final allocations will not materially affect the Company's results of operations. The consolidated statements of income include the results of operations of the acquired businesses from the respective dates of acquisition of the controlling interests.

         The following unaudited pro forma information assumes the acquisitions described above had occurred as of the beginning of the respective periods:

                                                                    YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                  1996             1995
                                                              ---------------  ---------------
                                                              (in thousands except share data)
          Net revenues                                           $   319,561    $  299,063
                                                                 ===========    ==========
          Net income from continuing operations                  $    16,476    $   12,980
                                                                 ===========    ==========
          Net income from continuing operations per common       $      1.17    $     1.15
               share                                             ===========    ==========

          Weighted average common shares outstanding                  14,060        11,288
                                                                 ===========    ==========



6.       PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:


                                                                    YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                  1996             1995
                                                              ---------------  ---------------
          Land                                                   $   902,000    $   873,000
          Buildings and improvements                               6,207,000      4,702,000
          Rental equipment                                        74,234,000     48,158,000
          Furniture, fixtures and equipment                       11,053,000      6,406,000
          Delivery vehicles                                        2,858,000      2,119,000
                                                                 -----------    -----------
                                                                 $95,254,000    $62,258,000
                                                                 ===========    ===========


         Property and equipment under capital leases are included under the various equipment categories.

7.       LONG-TERM DEBT AND LEASE COMMITMENTS

         LONG-TERM DEBT AND CAPITAL LEASES

         Long-term debt and capital lease obligations consist of the following:


                                                                            YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                            1996             1995
                                                                       ---------------  ---------------

Secured Revolving Line of Credit                                        $  36,755,000    $ 79,991,000

Secured Term Loan                                                         100,000,000              --

First mortgage note payable, interest at 8.5%,
   principal and interest due monthly through
   2003, with call provisions beginning in 1998                               481,000         539,000

Notes payable, primarily secured with acquired assets, with interest rates primarily from 6.5% to 9.5%, principal and interest due
   monthly or quarterly, maturities through 2016                            2,583,000       4,612,000

Mortgage note payable, interest at 8%, principal and interest due
   monthly, with balloon payment of $442,000 due July 1, 2004                 602,000         617,000

Notes payable, primarily secured with acquired assets, with interest rates from 7% to 8%, interest due quarterly, principal payment due
   at maturity date, final maturities from 1997 to 1998                     7,156,000       4,145,000

Acquisition note payable, bears interest at 8.0%,
   principal and interest due on July 11, 1997                              1,500,000       3,000,000

Capital lease obligations, monthly principal and
   interest payments until 2001                                               626,000         702,000
                                                                        -------------    ------------
                                                                          149,703,000      93,606,000
Less current portion                                                      (10,245,000)     (8,999,000)
                                                                        -------------    ------------
                                                                        $ 139,458,000    $ 84,607,000
                                                                        =============    ============

         Principal payments required on long-term debt (excluding capital leases) for the next five years and thereafter beginning January 1, 1997 are as follows:


          1997                            $  10,020,000
          1998                                8,960,000
          1999                               20,101,000
          2000                               32,104,000
          2001                               76,860,000
          Thereafter                          1,032,000
                                          -------------
                                          $ 149,077,000
                                          =============

         On October 20, 1994, the Company obtained a $60 million 5-year secured revolving line of credit (the "Secured Revolving Line of Credit") from a syndicate of banks. The initial draw under the Secured Revolving Line of Credit was applied primarily to repay all outstanding borrowings under and cancel the Company's acquisition line of credit and the term loan arising from a previously converted acquisition line of credit. The Secured Revolving Line of Credit may be used for acquisitions and other general corporate purposes, subject to the terms and conditions of the respective credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Secured Revolving Line of Credit. On April 14, 1995, the Secured Revolving Line of Credit was increased from $60 million to $90 million. On October 26, 1995, the Secured Revolving Line of Credit was increased from $90 million to $150 million.

         On May 1, 1996, the Company entered into a second amended and restated Bank Credit Facility (the "Bank Credit Facility") to increase commitments thereunder to $225 million. This Facility includes a $100 million 5-year term loan (the "Term Loan") and a $125 million 5-year Secured Revolving Line of Credit.

         Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Bank Credit Facility), plus a margin from 0% to 1.00% and from 0.5% to 2.00%, respectively. As of December 31, 1996, borrowings under the Bank Credit Facility bore interest at the banks' Adjusted Eurodollar Rate plus 1.00%. The weighted average borrowing rate was 6.845%. A commitment fee of up to 0.375% per annum (.25% as of December 31, 1996) is payable by the Company on the undrawn balance. The interest rate and commitment fee are based on the Company's leverage ratio as defined in the Bank Credit Facility agreement.

         Subsequent to year end, the Company refinanced $14,855,000 of notes payable to shareholders of acquired companies using the Secured Revolving Line of Credit. The refinanced notes are classified in the consolidated balance sheet according to the terms of the Secured Revolving Line of Credit. The remaining notes to shareholders of acquired companies are classified according to the terms of the notes.

         Commencing on February 1, 1998, the Company shall make quarterly principal payments on the Term Loan of $2 million per quarter through and including November 1, 1998; $4 million per quarter through and including August 1, 1999; $8 million per quarter through and including November 1, 2000, and $20 million per quarter through and including May 1, 2001. The Secured Revolving Line of Credit does not require principal payments until maturity at May 1, 2001.

         The Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of leverage, shareholders' equity, debt-to-equity ratios and interest coverage ratios. The Bank Credit Facility also contains certain covenants which, among other restrictions, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interests on the assets of the Company, the payment of dividends on and the redemption or repurchase of securities of the Company, investments, acquisitions, advances, capital expenditures and sales of Company assets. The Company must generally obtain bank consent for (i) any single acquisition with an aggregate purchase price of $20 million or more or (ii) any acquisition which when combined with all acquisitions completed in the prior twelve months exceeds $80 million. The Company was in compliance with the covenants as of December 31, 1996.

         CAPITAL LEASE COMMITMENTS

         The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases for the next five years beginning January 1, 1997, less amounts representing interest, are as follows:

             1997                                                $  265,000
             1998                                                   213,000
             1999                                                    93,000
             2000                                                    76,000
             2001                                                    65,000
                                                                 ----------
                                                                    712,000
             Less amounts representing interest                     (86,000)
                                                                 ----------
                                                                 $  626,000
                                                                 ==========

         OPERATING LEASE COMMITMENTS

         The Company has noncancelable operating leases on certain land, vehicles, buildings and equipment. The approximate minimum future rental commitments on the operating leases for the next five years beginning January 1, 1997 are as follows:

             1997                                                $  8,524,000
             1998                                                   6,409,000
             1999                                                   4,701,000
             2000                                                   2,813,000
             2001                                                   1,593,000
             Thereafter                                             2,227,000
                                                                 ------------
                                                                 $ 26,267,000
                                                                 ============



         Rent expense for all operating leases included in continuing operations was approximately $8,356,000, $ 5,651,000 and $2,724,000 in 1996, 1995
         and 1994, respectively.

8.       SHAREHOLDERS' EQUITY AND STOCK PLANS

         NONQUALIFIED STOCK OPTION PLANS

         Effective September 5, 1991, the Company's Board of Directors and Counsel Corporation ("Counsel"), the owner of approximately 26% of the Company's common stock at December 31, 1996, approved the adoption of the 1991 Nonqualified Stock Option Plan (the "Plan"). Under the Plan, as amended, 2,762,475 shares of common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the Plan is ten years. Shares subject to options granted under the Plan which expire, terminate or are canceled without having been exercised in full become available again for future grants.

         The roll forward of stock options outstanding is as follows:

                                                                              WEIGHTED AVERAGE
                                                          OPTIONS             EXERCISE PRICE
                                                      ----------------       ----------------
OUTSTANDING AT DECEMBER 31, 1993                         594,750               $    6.05

Granted                                                  455,250               $   10.07
Exercised                                                468,750               $    6.03
Canceled                                                      --               $      --
                                                       ---------               ---------
OUTSTANDING AT DECEMBER 31, 1994                         581,250               $    9.21
Granted                                                  518,250               $   16.51
Exercised                                                362,475               $    9.28
Canceled                                                   1,125               $   16.50
                                                       ---------               ---------
OUTSTANDING AT DECEMBER 31, 1995                         735,900               $   14.16
Granted                                                1,011,500               $   18.10
Exercised                                                168,004               $   11.81
Canceled                                                   4,001               $   17.50
                                                       ---------               ---------
OUTSTANDING AT DECEMBER 31, 1996                       1,575,395
                                                       =========


EXERCISABLE AT DECEMBER 31, 1996                         810,437
                                                       =========

         35,738 options outstanding at December 31, 1996 have exercise prices of $6 and a weighted average remaining contractual life of 4.75 years. Each of these are exercisable at year end. 84,900 options outstanding at December 31, 1996 have exercise prices of $10 to $11.5, a weighted average exercise price of $10.06 and a weighted average remaining contractual life of 7.35 years. Each of these are exercisable at year end. 1,359,757 options outstanding at December 31, 1996 have exercise prices of $15.83 to $17.5, a weighted average exercise price of $17.15 and a weighted average remaining contractual life of 8.66 years. Of these, 653,132 are exercisable at year end and have a weighted average exercise price of $16.9. 95,000 options outstanding at December 31, 1996 have exercise prices of $20.67 to $26.92, a weighted average exercise price of $24.10 and a weighted average remaining contractual life of 9.39 years. Of these, 36,667 are exercisable at year end and have a weighted average exercise price of $23.63.

         The options granted prior to 1995 are fully vested and expire in ten years. Options granted during 1995 to all employees except officers and directors have a three year vesting period, and expire in ten years. Options granted during 1996 have a two year vesting period, and expire in ten years. As of December 31, 1996, 183,351 shares remain available for future grants of options under the Plan.

         Effective May 17, 1995, the Company's Board of Directors approved the adoption of the 1995 Nonqualified Stock Option Plan for Directors (the "1995 Plan"). Under the 1995 Plan, 300,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the 1995 Plan is ten years. Shares subject to options granted under the Plan which expire, terminate or are canceled without having been exercised in full become available for future grants. In 1995, the Company granted 31,500 shares of common stock under the 1995 Plan at exercise prices of $19.67 and $20.67. In 1996, the Company granted 24,000 shares of common stock at an exercise price of $26.25. The issued options are fully vested and expire in ten years.

         The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option and employee stock purchase plans been determined based on the fair value at the grant date of awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                       1996             1995
                                                    ------------     ----------
        Net income - as reported                    $ 15,201,000   $  9,089,000
        Net income - pro forma                        10,521,000      7,679,000
        Net income per share - as reported                  1.10            .84
        Net income per share - pro forma                     .76            .71

         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted were $11.07 and $10.82 for 1996 and 1995, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995: dividend yield of 0.0%; expected volatility of 38.0%; expected lives of 10 years; and risk-free interest rate range of 5.6% to 6.8% and 5.5% to 7.7% for 1996 and 1995, respectively.

         EMPLOYEE STOCK PURCHASE PLAN

         On November 5, 1992, the Company's Board of Directors approved the Company's 1993 Stock Purchase Plan and reserved 750,000 shares for issuance under the plan. The plan was approved by the Company's shareholders on May 7, 1993. Employees may purchase stock, subject to certain limitations, at 85% of the lower of the closing market price at the beginning or at the end of each plan year, which is the last day of February. As of December 31, 1996, 103,473 shares have been issued under this plan.

         WARRANTS

         The Company issued warrants in 1993 for 12,000 shares of common stock at $8.33 per share in relation to consulting services received by the Company. The Company issued stock warrants in 1994 for 96,267 shares of common stock at $7.33 to $12.00 per share in relation to 1994 acquisitions. In 1996, warrants were exercised for 66,600 shares at prices from $7.33 to $12.00.

         COMMON STOCK

         In May 1996, the Company issued 1,650,000 shares of its common stock (on a pre-split basis) to the public (the "1996 Secondary Offering") at a price of $42.00 per share before underwriting discounts and expenses. Net of discounts and expenses, the Company realized approximately $66 million from the 1996 Secondary Offering. Of the 1996 Secondary Offering proceeds, approximately $59 million was applied to reduce outstanding borrowings under the Secured Revolving Line of Credit and the remainder was used to fund acquisitions.

         In April 1995, the Company issued 1,815,000 shares of common stock (on a pre-split basis) to the public (the "Secondary Offering") at a price of $28.00 per share before underwriting discounts and expenses. Net of discounts and expenses, the Company realized approximately $47.2 million from the Secondary Offering. The proceeds were used in part to reduce outstanding borrowings under the Secured Revolving Line of Credit and to fund acquisitions.

         The Company completed a 3-for-2 common stock split dividend effective with a record date at close of trading on June 28, 1996. All amounts shown in the financial statements related to common shares outstanding, weighted average common shares outstanding, net income per share, stock options and warrants have been adjusted to reflect this stock split.

         PREFERRED STOCK

         The Company's certificate of incorporation was amended in 1996 to authorize the issuance of up to 5,000,000 shares of preferred stock. The Company's Board of Directors is authorized to establish the terms and rights of each such series, including the voting powers, designations, preferences and other special rights, qualifications, limitations or restrictions thereof.

9.       INCOME TAXES

         The provision (benefit) for income taxes for continuing operations is comprised of the following components:

                                                                                 FOR THE YEAR ENDED
                                                                                    DECEMBER 31,
                                                                  --------------------------------------------------
                                                                      1996              1995              1994
                                                                  -------------     -------------     --------------
Currently payable
   Federal                                                         $ 8,039,000       $ 6,527,000        $ 4,010,000
   State                                                               827,000           851,000            471,000
                                                                   -----------       -----------        -----------
                                                                     8,866,000         7,378,000          4,481,000
                                                                   -----------       -----------        -----------
Deferred tax provision (benefit)
   Federal                                                             626,000        (1,193,000)          (899,000)
   State                                                                64,000          (156,000)          (106,000)
                                                                   -----------       -----------        -----------
                                                                       690,000        (1,349,000)        (1,005,000)
                                                                   -----------       -----------        -----------
     Provision for income taxes for continuing operations          $ 9,556,000       $ 6,029,000        $ 3,476,000
                                                                   ===========       ===========        ===========

         A reconciliation of taxes computed at statutory income tax rates for continuing operations is as follows:


                                                                                 FOR THE YEAR ENDED
                                                                                    DECEMBER 31,
                                                                  --------------------------------------------------
                                                                        1996              1995             1994
                                                                  --------------    --------------   ---------------
     Provision for federal income taxes at statutory rate         $    8,665,000    $    5,216,000    $    3,074,000
     State income taxes, net of federal tax benefit                      371,000           545,000           362,000
     Other                                                               520,000           268,000            40,000
                                                                  --------------    --------------    --------------
          Provision for income taxes for continuing operations    $    9,556,000    $    6,029,000    $    3,476,000
                                                                  ==============    ==============    ==============

         The net deferred tax assets and liabilities of the continuing operations, at the respective income tax rates, are as follows:

                                                                                            DECEMBER 31,
                                                                                   -----------------------------
                                                                                        1996            1995
                                                                                   -------------   -------------
       Current deferred tax asset:
          Accounts receivable reserves                                             $   5,936,000   $   3,794,000
          Accrued liabilities and other                                                1,534,000       1,206,000
                                                                                   -------------   -------------
              Net current deferred tax asset                                       $   7,470,000   $   5,000,000
                                                                                   =============   =============

       Noncurrent deferred tax asset:
          Employee benefit plan deposits                                           $     101,000   $      94,000
          Financial reporting amortization in excess of tax
              amortization                                                               357,000         221,000
          Other                                                                          414,000          85,000
                                                                                   -------------   -------------
                                                                                         872,000         400,000
                                                                                   -------------   -------------
       Noncurrent deferred tax liability:
          Tax depreciation in excess of financial reporting
              depreciation                                                            (2,805,000)     (1,263,000)
          Acquisition costs                                                           (1,923,000)       (479,000)
          Conversion of cash to accrual method                                          (272,000)       (514,000)
          Other                                                                         (450,000)       (193,000)
                                                                                   -------------   -------------
                                                                                      (5,450,000)     (2,449,000)
                                                                                   -------------   -------------
              Net noncurrent deferred tax liability                                $  (4,578,000)  $  (2,049,000)
                                                                                   =============   =============

         In 1996 and 1995, the Company realized tax deductions resulting from employees' exercise of non-qualified stock options. Tax benefits of $450,000 and $1,297,000, respectively, have been recorded to paid-in capital.


10.      COMMITMENTS AND CONTINGENCIES

         LITIGATION

         There is certain known or possible litigation incidental to the Company's business which, in management's opinion, will not have a material adverse effect on the Company's results of operations or financial condition.

         Professional liability insurance up to certain limits is carried by the Company for coverage of such claims. See Note 11 for further discussion.

         EMPLOYMENT AND CONSULTING AGREEMENTS

         The Company has employment agreements with certain members of management which provide for the payment to these members of amounts up to one and one-half times their annual compensation in the event of a termination without cause, a constructive discharge (as defined) or upon a change in control of the Company (as defined). In addition, upon such an event, the members may elect to require the Company to purchase options granted to them for a purchase price equal to the difference between the fair market value of the Company's common stock at the date of termination and the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company. The maximum contingent liability under these agreements is approximately $5.3 million.

         The Company has consulting agreements with certain former owners of businesses acquired by the Company. These agreements require payments to be made to the former owners in the event of cancellation of the consulting agreements without cause. The maximum contingent liability under these agreements is approximately $443,000.

         CONTINGENCIES

         The Company is self-insured for the first $250,000, on a per claim basis, for workers' compensation claims and for the first $100,000 or $150,000 (depending on the plan chosen by the employee), on a per claim basis, for health insurance for substantially all employees. The Company provides reserves for the settlement of outstanding claims at amounts believed to be adequate. The differences between actual settlements and reserves are included in expense in the year finalized.

         LETTERS OF CREDIT

         The Company has in place a letter of credit totaling $375,000 securing obligations with respect to its workers' compensation self-insurance program. The letter of credit is secured by restricted cash.

         SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         The Company has established a Supplemental Executive Retirement Plan (the "SERP") to provide retirement benefits for officers and employees of the Company at the level of manager and above who have been designated for participation by the President of the Company. Participants in the SERP will be eligible to receive benefits thereunder after reaching normal retirement age which is defined in the SERP as either (i) age 65, (ii) age 60 and 10 years of service, or
         (iii) age 55 and 15 years of service.

         Under the SERP, participants can defer up to 6% of his or her base pay. The Company makes matching contributions of 100% of the amount deferred by each participant.

         Benefits under the SERP become fully vested upon the participant reaching normal retirement age or the participant's disability or death. In addition, if there is a change in control of the Company as defined in the SERP, all participants shall be fully vested and each participant shall be entitled to receive his or her benefits under the SERP upon termination of employment.

         The SERP trust funds are at risk of loss. Should the Company become insolvent, its creditors would be entitled to a claim to the funds superior to the claim of SERP participants.

         401K RETIREMENT SAVINGS PLAN

         The Company has a 401K Retirement Savings Plan (the "401K"), administered by Pan American Life Insurance Company, to provide a tax deferred retirement savings plan to its employees. To qualify, employees must be 21 years of age and over, with twelve months of continuous employment and must work at least twenty hours per week. The 401K is 100% employee funded with contributions limited to 1% to 15% of compensation each pay period.

         HEALTH CARE LEGISLATION

         The healthcare industry is subject to numerous laws and regulations of Federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Management believes that the Company is in compliance with fraud and abuse as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

         In the fall of 1995, Congress proposed reductions in the Medicare reimbursement rate for home oxygen therapy service and equipment, which legislation was vetoed by President Clinton. Despite the presidential veto, Congress continues to consider legislation affecting reimbursement of these items, and Medicare reimbursement rates for oxygen services and equipment could be reduced. The Company cannot be certain of the timing or level of reductions for Medicare oxygen reimbursement. Any such reductions could have a material adverse effect on the operating results and cash flows of the Company.


11.      PROFESSIONAL LIABILITY INSURANCE

         The Company's professional liability policies are on an occurrence basis and are renewable annually with per claim coverage limits of up to $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1,000,000 per occurrence with a $1,000,000 product liability annual aggregate and a $2,000,000 general liability annual aggregate. The Company also maintains excess liability coverage with a limit of $25,000,000 per occurrence and $25,000,000 in the aggregate. While management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as additional insured, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage. There can be no assurance that any of the Company's insurance will be sufficient to cover any judgments, settlements or cost relating to any pending or future legal proceedings or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. If the insurance carried by the Company is not sufficient to cover any judgments, settlements or cost relating to pending or future legal proceedings, the Company's business and financial condition could be materially, adversely affected. Subsequent to December 31, 1996, the Company increased its excess liability coverage to $50,000,000 per occurrence and $50,000,000 in the aggregate.


12.      RELATED PARTY TRANSACTIONS

         Colman Furlong & Co., a merchant banking firm ("Colman Furlong") of which a director of the Company is a partner, received $120,000 plus reimbursement of out-of-pocket expenses under an agreement to provide acquisition and corporate finance services to the Company in 1994. This agreement was terminated effective November 1, 1994. Colman Furlong also received a $240,000 advisory fee plus reimbursement of out-of-pocket expenses in connection with advising the Company on arranging an expanded bank revolving credit facility and received $390,000 from the Company plus reimbursement of out-of-pocket expenses and 22,610 shares of common stock of the Company in connection with advising the Company on the Advocat transaction. Colman Furlong also received a five year warrant to acquire up to 40,017 shares of common stock at $7.33 per share. During 1995, the Company engaged Colman Furlong to assist in the ConPharma acquisition and an increase in the Secured Revolving Line of Credit for which Colman Furlong was paid $617,000.

         Effective January 1, 1992 and for a term of one year, the Company entered into a consulting agreement with the then chairman of the Company and the chairman and chief executive officer of Counsel. The agreement has been renewed each year through 1997. The agreement provides for a base consulting fee of $20,000 per month, with additional compensation at the discretion of the Board of Directors of up to $60,000 per year. For each year of the agreement, the Company has paid $300,000 pursuant to this agreement. In May 1994, the president of Counsel became chairman of the Company and receives a consulting fee of $8,500 per month for his service as chairman. The Company paid $102,000, $102,000 and $68,000 under this agreement for 1996, 1995 and
         1994, respectively.

         A director of the Company is a partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. ("Harwell Howard") which the Company engaged during 1996 and 1995 to render legal advice in a variety of activities for which Harwell Howard was paid $1,400,000 and $1,100,000, respectively.

13.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                  FIRST     SECOND       THIRD    FOURTH
          1996                   QUARTER    QUARTER     QUARTER   QUARTER     TOTAL
--------------------------       -------    -------     -------   -------   --------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Revenues From
  Continuing Operations          $55,053    $62,418     $71,980   $78,897   $268,348
                                 =======    =======     =======   =======   ========
Net Income From
  Continuing Operations          $ 2,930    $ 3,541     $ 4,304   $ 4,426   $ 15,201
                                 =======    =======     =======   =======   ========
Net Income Per Share From
  Continuing Operations          $  0.24    $  0.27     $  0.29   $   0.30  $   1.10
                                 =======    =======     =======   =======   ========

                                  FIRST    SECOND      THIRD     FOURTH
          1995                   QUARTER   QUARTER    QUARTER   QUARTER    TOTAL
--------------------------       -------   -------    -------   -------  --------

                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Revenues From
  Continuing Operations          $29,253   $38,457   $45,795   $48,866   $162,371
                                 =======   =======   =======   =======   ========

Net Income From
  Continuing Operations          $ 1,730   $ 2,364   $ 2,640   $ 2,355   $  9,089
                                 =======   =======   =======   =======   ========
Net Income Per Share From
  Continuing Operations          $  0.20   $  0.21   $  0.23   $  0.20   $   0.84
                                 =======   =======   =======   =======   ========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To American HomePatient, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of American HomePatient, Inc. and have issued our report thereon dated February 19, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the index under Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  ARTHUR ANDERSEN LLP


Nashville, Tennessee
February 19, 1997

                           AMERICAN HOMEPATIENT, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1994, 1995 and 1996



                   Column A                   Column B             Column C                      Column D    Column E
                  ---------                   --------             --------                      --------    ---------
                                                                   Additions

                                                           Charged
                                              Balance at   to Costs   Charged                                Balance at
                                              Beginning      and      to other                   Deductions    End of
        Description                           of Period    Expenses   Accounts    Other (1)         (2)        Period
-------------------------------------         ---------    --------   --------    --------       ---------    ---------
For the year ended December 31, 1996:
Allowances for doubtful accounts              $12,383      $11,450    $ ----      $  6,540       $11,618      $18,755
                                              -------      -------    -------     --------       -------      -------
For the year ended December 31, 1995:
Allowances for doubtful accounts              $  5,961     $  5,934   $ ----      $  6,775       $  6,287     $12,383
                                              -------      -------    -------     --------       -------      -------
For the year ended December 31, 1994
Allowances for doubtful accounts              $  2,625     $  3,031   $ ----      $  3,264       $   2,959    $  5,961
                                              -------      -------    -------     --------       -------      -------
________________
(1) Amounts recorded in connection with acquisitions.
(2) Amounts written off as uncollectible accounts, net of recoveries.




                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBITS                                   PAGE
------                        -----------------------                                   ----

3.1  ---   Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No.
           33-42777 on Form S-1).

3.2  ---   Certificate of Amendment to the Certificate of Incorporation of the
           Company (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement No. 33-42777 on Form S-1).

3.3  ---   Certificate of Amendment to the Certificate of Incorporation of the
           Company (incorporated by reference to Registration Statement on Form
           S-8 dated February 16, 1993).

3.4  ---   Certificate of Ownership and Merger merging American HomePatient,
           Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No.
           33-89568 on Form S-2).

3.5  ---   Bylaws of the Company, as amended (incorporated by reference to
           Exhibit 3.3 to the Company's Registration Statement No. 33-42777 on
           Form S-1).

10.1 ---   Stock Exchange Agreement dated May 10, 1994, by and among Counsel
           Nursing Properties, Inc., Diversicare Inc., and Advocat Inc.
           (incorporated by reference to Exhibit 10.1 to the Company's
           Registration Statement No. 33-89568 on Form S-2).

10.2 ---   Asset Contribution Agreement dated May 10, 1994, by and among
           Counsel Corporation and certain of its direct and indirect subsidiaries (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-89568 on Form S-2).

10.3 --- Registration Rights Agreement dated September 30, 1993, by and among the Registrant, Counsel Corporation, Diversicare Corporation of
           America, and Montreal Trust Company of Canada (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1993).

10.4 ---   Revolving Note dated October 26, 1995, by and between Bankers Trust
           Company and American HomePatient, Inc. (incorporated by reference to
           Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.5 --- Revolving Note dated October 26, 1995, by and between NationsBank of Tennessee, N.A. and American HomePatient, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.6 ---   Revolving Note dated October 26, 1995, by and between The Boatmen's
           National Bank of St. Louis and American HomePatient, Inc.
           (incorporated by reference to Exhibit 10.10 to the Company's Annual
           Report on Form
           10-K for the year ended December 31, 1995).

10.7 ---   Revolving Note dated October 26, 1995, by and between Banque
           Paribas and American HomePatient, Inc. (incorporated by reference to
           Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.8 ---   Revolving Note dated October 26, 1995, by and between Rabobank
           Nederland, New York Branch and American HomePatient, Inc.
           (incorporated by reference to Exhibit 10.12 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1995).

10.9 ---   Revolving Note dated October 26, 1995, by and between PNC Bank,
           Kentucky, Inc. and American HomePatient , Inc. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1995).

10.10--- Revolving Note dated October 26, 1995, by and between AmSouth Bank of Alabama and American HomePatient, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.11---   Swing Line Note dated October 26, 1995, by and between Bankers
           Trust Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1995).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBITS                                   PAGE
------                        -----------------------                                   ----
10.12---   Subsidiary Security Agreement dated October 20, 1994 by and among
           Bankers Trust Company and certain direct and indirect subsidiaries of
           American HomePatient, Inc. (incorporated by reference to Exhibit
           10.17 to the Company's Registration Statement No. 33-89568 on Form
           S-2).

10.13---   Borrower Security Agreement dated October 20, 1994, by and between
           Bankers Trust Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement
           No. 33-89568 on Form S-2).

10.14---   Employment Agreement dated October 1, 1991, by and between the
           Company and Edward K. Wissing (incorporated by reference to Exhibit
           10.24 to Amendment No. 1 to the Company's Registration Statement No.
           33-42777 on Form S-1).

10.15--- Amendment No. 1 to Employment Agreement dated June 10, 1994, by and between the Company and Edward K. Wissing (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement No. 33-89568 on Form S-2).

10.16---   Employment Agreement dated February 8, 1995, by and between American
           HomePatient, Inc. and Thomas E. Mills (incorporated by reference to
           Exhibit 10.22 to the Company's Registration Statement No. 33-89568 on
           Form S-2).

10.17--- Amendment No. 2 to Employment Agreement dated December 1, 1995, by and between the Company and Edward K. Wissing (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.18--- Consulting Agreement dated April 27, 1992, by and between the Company and Allan C. Silber (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 33-89568 on Form S-2).

10.19--- 1991 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement
           No. 33-89568 on Form S-2).

10.20--- Amendment No. 4 to 1992 Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit A of Schedule 14A dated April 17,
           1995).

10.21--- 1995 Nonqualified Stock Option Plan for Directors (incorporated herein by reference to Exhibit B of Schedule 14A dated April 17, 1995).


10.22---   1993 Employee Stock Purchase Plan (incorporated by reference to
           Exhibit 10.26 to the Company's Registration Statement No. 33-89568 on
           Form S-2).

10.23--- Trust Agreement for the Company Master Plan dated January 1, 1992, by and between the Company and C&S/Sovran Trust Company (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1991).

10.24---   Restated Master Agreement and Supplemental Executive Retirement Plan
           (restated as of December 31, 1993) (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.25---   Form of Stock Purchase Warrant dated August 11, 1994, by and between
           Joseph F. Furlong, III, Kenneth B. Sawyer, and Robert S. Colman, respectively, and American HomePatient, Inc. (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement
           No. 33-89568 on Form S-2).

10.26---   Asset Purchase Agreement dated February 4, 1994, by and among American
           HomePatient, Inc., Health Star Medical, Inc., and its affiliates
           (incorporated by reference to Exhibit 2.1 to the Company's Current
           Report on Form 8-K dated February 17, 1994).

10.27---   Form of Stock Purchase Warrant dated August 11, 1993, by and between
           Diversicare Inc. and Age Wave, Inc. (incorporated by reference to
           Exhibit 10.41 to the Company's Registration Statement No. 33-89568 on
           Form S-2).

10.28---   Partnership Agreement dated November 1, 1994, by and between HCA Health
           Services of Tennessee, Inc. and American HomePatient Ventures, Inc.
           (incorporated by reference to Exhibit 10.42 to the Company's
           Registration Statement No. 33-89568 on Form S-2).

10.29---   Agreement of Partnership of Alliance Home Health Care Partnership d/b/a
           Medcenters Home Equipment dated January 1, 1994, by and between
           Medical Centers Home Equipment and American HomePatient Ventures,
           Inc. (incorporated by reference to Exhibit 10.43 to the Company's
           Registration Statement No. 33-89568 on Form S-2).


EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBITS                                   PAGE
------                        -----------------------                                   ----
10.30---   Agreement of Limited Partnership of Health Star DME, Ltd. dated May
           19, 1988, by and between Health Star Medical of Amarillo, Inc. and
           HPBH Enterprises, Inc. as amended by Amendment No. 1 to Certificate of Limited Partnership of Health Star DME, Ltd. dated February 4,
           1994, by AHP, L.P., D/B/A AHP Health, L.P. (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement No. 33-89568
           on Form S-2).

10.31--- Partnership Agreement of Paragon Home Medical Equipment Partnership dated January 15, 1990, by and between Baylor Medical Plaza Services
           Corporation and Healthstar Medical Equipment of Dallas, Inc. as amended by Amendment to Partnership Agreement dated January 15, 1990, by and between Baylor Medical Plaza Services Corporation and
           Healthstar Medical Equipment of Dallas and as amended by Amendment to Partnership Agreement dated March 31, 1994, by and between Medical
           Development Corp. and AHP, L.P. (incorporated by reference to Exhibit
           10.45 to the Company's Registration Statement No. 33-89568 on Form
           S-2).

 10.32---  Agreement of Partnership of Homelink Home Health Care
           Partnership dated February 28, 1985, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc., as amended by First Amendment to Agreement of Partnership of Homelink
           Home Health Care Partnership dated February 28, 1988, by and between
           Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care
           Services, Inc. and Second Amendment to Agreement of Partnership of
           Homelink Home Health Care Partnership dated October 1, 1988, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health
           Care Services, Inc. and Third Amendment to Agreement of Partnership of Homelink Health Care Partnership dated October 1, 1991, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health
           Care Services, Inc. (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement No. 33-89568 on Form S-2).

10.33---   Management Agreement dated December 27,1994, by and among Rural/Metro
           Corporation, Coronado Health Services, Inc. and American HomePatient,
           Inc. (incorporated by reference to Exhibit 10.49 to the Company's
           Registration Statement No. 33-89568 on Form S-2).

10.34---   Option Agreement dated December 27, 1994, by and among Rural/Metro
           Corporation, Coronado Health Services, Inc. and American HomePatient,
           Inc. (incorporated by reference to Exhibit 10.50 to the Company's
           Registration Statement No. 33-89568 on Form S-2).

10.35---   Form of Underwriting Agreement (incorporated by reference to Exhibit
           1 to the Company's Registration Statement No. 33-89568 on Form S-2).

10.36---   First Amendment to Credit Agreement by and among American HomePatient,
           Inc., The Banks Named Therein, and Bankers Trust Company, as the
           Agent (incorporated by reference to Exhibit 10.1 to the Company's
           Report on Form 10-Q for the quarter ending March 31, 1995).

10.37---   Stock Purchase Agreement dated March 3, 1995 among ConPharma Home
           Healthcare, Inc., Continental Pharma Cyrosan, Inc. and American
           HomePatient, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 28, 1995).

10.38----  Amended and Restated Credit Agreement by and among American
           HomePatient, Inc., the Banks Named Therein and Bankers Trust Company, as the Agent (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ending September 30,
           1995).

10.39---   Stock Purchase Warrant dated March 31, 1994, by and between
           Diversicare Inc. and Medical Environment Development Corp.
           (incorporated by reference to Exhibit 4.6 to the Company's
           Registration Statement No. 33-89568 on Form S-2).

10.40---   First Amendment to Amended and Restated Credit Agreement dated
           December 28, 1995, by and among the Company, Bankers Trust Company and the banks named therein (incorporated by reference to Exhibit
           10.68 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1995).

10.41--- Borrower Partnership Security Agreement dated December 28, 1995 by and between Bankers Trust Company and the Company (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1995).

10.42--- Subsidiary Partnership Security Agreement dated December 28, 1995 by and between Bankers Trust Company and certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit
           10.70 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1995).

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBITS                                   PAGE
------                        -----------------------                                   ----

10.43---   Amended and Restated Borrower Pledge Agreement dated December 28,
           1995 by and between Bankers Trust Company and the Company
           (incorporated by reference to Exhibit 10.71 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1995).

10.44---   Amended and Restated Subsidiary Pledge Agreement dated December 28,
           1995 by and among Bankers Trust Company and certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.45--- Subsidiary Guaranty dated October 20, 1994 by certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.46--- Second Amended and Restated Credit Agreement dated May 1, 1996 by and among American HomePatient, Inc., the Banks named Therein and
           Banker's Trust Company (incorporated herein by reference to Exhibit
           10.3 to the Company's Report on Form 10-Q for the quarter ending June
           30, 1996).

10.47--- Lease and addendum as amended dated October 25, 1995 by and between Principal Mutual Life Insurance Company and American HomePatient,
           Inc.

21   ---   Subsidiary List.

23.1 ---   Consent of Arthur Andersen LLP.

27   ---   Financial Data Schedule (for SEC use only)
