Form 10-Q
period 1997-03-31
AMERICAN HOMEPATIENT INC
filed 1997-05-15
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

CHECK ONE                           FORM 10-Q

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997
                                                 --------------
                                       OR

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSACTION PERIOD FROM _________ TO _________.

                           AMERICAN HOMEPATIENT, INC.
                           --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                            0-19532              62-1474680
------------------------------    -----------   -------------------------------
STATE OR OTHER JURISDICTION OF    (COMMISSION  (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)    FILE NUMBER)


            5200 MARYLAND WAY, SUITE 400, BRENTWOOD, TENNESSEE 37027
            --------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (615) 221-8884
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                      NONE
               --------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X    NO
                                                -----     -----

                                   14,781,064
        -----------------------------------------------------------------
       (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 7, 1997)


                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 18

                          PART I. FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                           AMERICAN HOMEPATIENT, INC.

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

ASSETS
                                                                     December 31,          March 31,
                                                                          1996               1997
                                                                     -------------       -------------
CURRENT ASSETS
   Cash and cash equivalents                                         $   7,299,000       $   3,025,000
   Restricted cash                                                         425,000              50,000
   Accounts receivable, less allowance for doubtful accounts of
       $18,755,000 and $22,324,000, respectively                        79,460,000          92,648,000
   Inventories                                                          21,921,000          25,167,000
   Prepaid expenses and other assets                                     1,353,000           2,283,000
   Income tax receivable                                                   872,000                --
   Deferred tax asset                                                    7,470,000           7,470,000
                                                                     -------------       -------------
            Total current assets                                       118,800,000         130,643,000
                                                                     -------------       -------------

PROPERTY AND EQUIPMENT, at cost                                         95,254,000         106,967,000
   Less accumulated depreciation and amortization                      (38,384,000)        (43,696,000)
                                                                     -------------       -------------
            Net property and equipment                                  56,870,000          63,271,000
                                                                     -------------       -------------

OTHER ASSETS
   Excess of cost over fair value of net assets acquired, net          198,193,000         220,255,000
   Investment in unconsolidated joint ventures                          12,405,000          14,038,000
   Deferred costs, net                                                   2,761,000           2,596,000
   Other assets                                                          6,582,000           8,841,000
                                                                     -------------       -------------
            Total other assets                                         219,941,000         245,730,000
                                                                     -------------       -------------

                                                                     $ 395,611,000       $ 439,644,000
                                                                     =============       =============


                                   (Continued)

                           AMERICAN HOMEPATIENT, INC.

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                     December 31,          March 31,
                                                                         1996                1997
                                                                     -------------       -------------
CURRENT LIABILITIES
   Current portion of long-term debt and capital leases              $  10,245,000       $   9,189,000
   Trade accounts payable                                                8,698,000           6,301,000
   Income taxes payable                                                       --               762,000
   Other payables                                                          775,000             760,000
   Accrued expenses:
      Payroll and related benefits                                       6,672,000           4,628,000
      Other                                                              8,398,000           7,211,000
                                                                     -------------       -------------
            Total current liabilities                                   34,788,000          28,851,000
                                                                     -------------       -------------

NONCURRENT LIABILITIES
   Long-term debt and capital leases, less current portion             139,458,000         182,967,000
   Deferred income taxes                                                 4,578,000           4,574,000
   Other noncurrent liabilities                                          1,145,000           1,153,000
                                                                     -------------       -------------
            Total noncurrent liabilities                               145,181,000         188,694,000
                                                                     -------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized 5,000,000
      shares; none issued and outstanding                                     --                  --
   Common stock, $.01 par value; authorized 35,000,000
      shares; issued and outstanding, 14,677,000 and 14,779,000
      shares, respectively                                                 147,000             148,000
   Paid-in capital                                                     166,780,000         168,598,000
   Retained earnings                                                    48,715,000          53,353,000
                                                                     -------------       -------------
            Total stockholders' equity                                 215,642,000         222,099,000
                                                                     -------------       -------------

                                                                     $ 395,611,000       $ 439,644,000
                                                                     =============       =============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                           AMERICAN HOMEPATIENT, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           Three Months Ended March 31
                                                         --------------------------------
                                                            1996                 1997
                                                            ----                 ----
REVENUES:
   Sales and related service revenues                   $  24,491,000       $  39,033,000
   Rentals and other revenues                              29,432,000          43,807,000
   Earnings from joint ventures                             1,130,000           1,746,000
                                                        -------------       -------------
            Total revenues                                 55,053,000          84,586,000
                                                        -------------       -------------

EXPENSES:
   Cost of sales and related services                      12,297,000          19,004,000
   Operating                                               27,747,000          43,965,000
   General and administrative                               3,437,000           3,852,000
   Depreciation and amortization                            4,945,000           7,229,000
   Interest                                                 1,855,000           2,908,000
                                                        -------------       -------------
            Total expenses                                 50,281,000          76,958,000
                                                        -------------       -------------

INCOME FROM OPERATIONS BEFORE INCOME TAX                    4,772,000           7,628,000

PROVISION FOR INCOME TAXES                                  1,842,000           2,990,000
                                                        -------------       -------------

NET INCOME                                              $   2,930,000       $   4,638,000
                                                        =============       =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                   11,993,000          15,065,000

INCOME PER SHARE                                        $        0.24       $        0.31
                                                        =============       =============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                           AMERICAN HOMEPATIENT, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Three Months Ended March 31
                                                                      --------------------------------
                                                                          1996                1997
                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from operations                                        $   2,930,000       $   4,638,000
   Adjustments to reconcile net income from operations
      to net cash provided from operating activities:
         Depreciation and amortization                                   4,945,000           7,229,000
         Equity in earnings of unconsolidated joint ventures              (661,000)           (938,000)
         Minority interest                                                  30,000              49,000

   Change in assets and liabilities, net of effects
     from acquisitions:
         Receivables, net                                               (4,303,000)         (8,249,000)
         Restricted cash                                                      --               375,000
         Inventories                                                       452,000            (487,000)
         Prepaid expenses and other                                       (916,000)           (901,000)
         Income taxes payable                                            1,608,000           1,804,000
         Trade accounts payable, accrued expenses
            and other current liabilities                               (3,658,000)         (6,810,000)
         Other assets                                                      (66,000)           (508,000)
                                                                     -------------       -------------
            Net cash provided from (used in) operating activities          361,000          (3,798,000)
                                                                     -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                  (18,402,000)        (29,426,000)
   Additions to property and equipment, net                             (4,932,000)         (7,704,000)
   Distributions from (advances to)
      unconsolidated joint ventures, net                                  (902,000)           (695,000)
   Distributions to minority interest owners                                  --               (41,000)
                                                                     -------------       -------------
      Net cash used in investing activities                            (24,236,000)        (37,866,000)
                                                                     -------------       -------------


                                   (Continued)

                           AMERICAN HOMEPATIENT, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (Continued)


                                                                        Three Months Ended March 31
                                                                     ---------------------------------
                                                                          1996                1997
                                                                          ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt and capital leases                        (1,308,000)         (3,176,000)
   Proceeds from issuance of debt                                       27,300,000          39,600,000
   Proceeds from exercise of stock options                               1,291,000             995,000
   Deferred financing costs                                                (62,000)            (29,000)
                                                                     -------------       -------------
            Net cash provided from financing activities                 27,221,000          37,390,000
                                                                     -------------       -------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                           3,346,000          (4,274,000)

CASH AND CASH EQUIVALENTS, beginning of period                           4,224,000           7,299,000
                                                                     -------------       -------------

CASH AND CASH EQUIVALENTS, end of period                             $   7,570,000       $   3,025,000
                                                                     =============       =============

SUPPLEMENTAL INFORMATION:
   Cash payments of interest                                         $   1,914,000       $   2,777,000
                                                                     =============       =============

   Cash payments of income taxes                                     $     461,000       $   1,786,000
                                                                     =============       =============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                           AMERICAN HOMEPATIENT, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1997 AND 1996


        1.    ORGANIZATION AND BACKGROUND:

        The registrant is a health care services company engaged in the provision of home health care services. The Company's home health care services consist primarily of the provision of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the three months ended March 31, 1997, such services represented 48%, 18% and 34%, respectively, of net revenues. As of March 31, 1997, the Company provided these services to patients primarily in the home through 312 centers in Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

        2.    NET INCOME PER SHARE:

        Net income per share is based on the weighted average number of the Company's common and common equivalent shares outstanding or subscribed which pertain to the respective operations included in each period. Common stock equivalents result from stock options issued to management, employees, and directors as well as from warrants to acquire common shares issued by the Company, and are determined using the treasury stock method.

        Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, convertible debt, options and warrants.

        The following pro forma amounts present the basic earnings per share and diluted earnings per share as if the Company had adopted SFAS 128 for the quarters presented:

                                                       (Unaudited Pro Forma)
                                                    ----------------------------
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1996           1997
                                                        ----           ----
          BASIC EARNINGS PER SHARE                      $0.25          $0.31
                                                        -----          -----
          DILUTED EARNINGS PER SHARE                    $0.24          $0.31
                                                        -----          -----

        3.    BASIS OF FINANCIAL STATEMENTS:

        The interim condensed consolidated financial statements of the Company for the three months ended March 31, 1997 and 1996 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at March 31, 1997 and the results of operations and the cash flows for the three months ended March 31, 1997 and 1996.

        The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        4.    ACQUISITIONS:

        During 1997 and effective through March 31, 1997, the Company acquired 10 home health care companies for total consideration of approximately $24.0 million, including cash, satisfaction of certain liabilities, and notes payable issued to sellers with combined annualized revenue of approximately $22.0 million.

        Since January 1, 1996 and effective through March 31, 1997, American HomePatient has acquired 50 home health care companies.

        The terms of the 1996 and 1997 acquisitions, including the consideration paid, were the result of arm's-length negotiations. The acquisitions were funded via a combination of cash from Company reserves, seller-financed notes, and draws on the Company's Bank Credit Facility (see below).

        On May 1, 1996, the Company entered into a Second Amended and Restated Bank Credit Facility ("Bank Credit Facility") to increase commitments thereunder to $225.0 million. This Facility includes a $100.0 million five-year term loan and a $125.0 million five-year revolving line of credit. The various financial and operating covenants are substantially similar to those under the first amended and restated Bank Credit Facility. Borrowings under the Bank Credit Facility may be used for acquisitions and other general corporate purposes, subject to the terms and conditions of the respective credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of shareholders' equity, leverage ratios, and interest coverage ratios.

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RISK FACTORS

        In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby values reference to items set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-2, as amended (Registration No. 33-89568). Such cautionary statements identify important facts that could cause the Company's actual results to differ materially from those projected in forward looking statements made by or on behalf of the Company in this or any other section of this Form 10-Q.

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

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                                1996        1997
          Home respiratory therapy services                      52%         48%
          Home infusion therapy services                         19          18
          Home medical equipment and medical supplies            29          34
                                                                 ----        ----
               Total                                             100%        100%
                                                                 ====        ====


        The Company reports its net revenues as follows: (i) sales and related services; (ii) rentals and other; and (iii) earnings from hospital joint ventures. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. Because the Company's hospital joint ventures are not consolidated for financial statement reporting purposes, earnings from hospital joint ventures represent the Company's equity in earnings and management and administrative fees for unconsolidated hospital joint ventures. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Operating expenses include center labor costs, delivery expenses, occupancy costs, costs related to rentals other than depreciation, billing center costs, other operating costs and provision for doubtful accounts. General and administrative expenses include corporate and area management expenses and costs.

        Since its inception, the Company has experienced substantial growth. This growth is primarily attributable to the Company's pursuit of an acquisition strategy targeting successful, operating home health care businesses, through both 100% ownership and joint venture partnerships. Since the Company's initial public offering in November 1991, the Company has expanded operations from 24 home health care centers in four states to 312 home health care centers in 32 states as of March 31, 1997. The Company acquired 40 home health care companies during 1996 and 10 companies during the three months ended March 31, 1997. The Company continues its integration of recently acquired home health care centers. The Company's experience and management expertise is applied wherever possible to improve the operating efficiency of the new centers. Quality methods and ideas from the acquired centers become part of the systems and procedures of the combined Company. Profitable services that were not formerly provided are being added where such opportunities exist. As the Company grows, economies of scale are realized in purchasing goods and services used in the Company's business and, to some extent, its management of overhead expenses.

        MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

        In the fall of 1995, Congress proposed reductions in the Medicare reimbursement rate for home oxygen therapy service and equipment, which legislation was vetoed by President Clinton. Despite the presidential veto, Congress continues to consider legislation affecting reimbursement of these items, and President Clinton's proposed budget for 1998 includes a provision that would require Medicare to obtain competitive bidding for all clinical laboratory services, home medical equipment (including home oxygen) and orthotics. Consequently, Medicare reimbursement rates for oxygen services and equipment could be reduced. The Company cannot be certain of the timing or level of reductions for Medicare oxygen reimbursement, if any. Any such reductions could have a material adverse effect on the operating results and cash flows of the Company.

        RESULTS OF OPERATIONS

        The following table and discussion set forth, for the periods indicated, the percentage of net revenues represented by the respective financial items:

                           PERCENTAGE OF NET REVENUES

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    1996             1997
                                                                    ----             ----
                  Net revenues                                     100.0%           100.0%

                  Costs and expenses:
                    Cost of sales and related services              22.3             22.5
                    Operating expenses                              50.4             52.0
                    General and administrative                       6.2              4.6
                    Depreciation and amortization                    9.0              8.5
                    Interest                                         3.4              3.4
                                                                   ------           ------
                           Total costs and expenses                 91.3%            91.0%
                                                                   ------           ------

                   Income from operations before income taxes        8.7%             9.0%
                                                                   ======           ======

        The operations of acquired centers are included in the operations of the Company from the effective date of each acquisition. Because of the substantial acquisition activity, the comparison of the results of operations between 1997 and 1996 is materially impacted by the operations of these acquired businesses. For comparative purposes, the Company separates operations into "same-store" and "acquisitions." An acquired center becomes "same-store" beginning with its thirteenth month of operations as part of the Company.

        THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

        NET REVENUES. Net revenues increased from $55.1 million for the quarter ended March 31, 1996 to $84.6 million for the same period in 1997, an increase of $29.5 million, or 54%. Same-store net revenues, including net revenues of same-store hospital joint ventures managed by the Company and accounted for under the equity method, increased 9%. Net revenues of same-store hospital joint ventures contributed 3% to this total same-store net revenue growth rate. Following is a discussion of the components of net revenues:

             Sales and Related Services Revenues. Sales and related services revenues increased from $24.5 million for the quarter ended March 31, 1996 to $39.0 million for the same period in 1997, an increase of $14.5 million, or 59%. This increase is primarily attributable to the acquisition of home health care businesses.

             Rentals and Other Revenue. Rentals and other revenues increased from $29.4 million for the quarter ended March 31, 1996 to $43.8 million for the same period in 1997, an increase of $14.4 million, or 49%. This increase is primarily attributable to the acquisition of home health care businesses.

             Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures increased from $1.1 million for the quarter ended March 31, 1996 to $1.7 million for the same period in 1997, an increase of $600,000, or 55%. Of this increase, $512,000 was attributable to net growth in the Company's existing hospital joint ventures.

        COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $12.3 million for the quarter ended March 31, 1996 to $19.0 million for the same period in 1997, an increase of $6.7 million, or 54%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 50% to 49%. This decrease is attributable to favorable pricing the Company has been able to negotiate with certain product vendors offset in part by a change in the mix of sales and related services revenues attributable primarily to the acquired home health care businesses.

        OPERATING EXPENSES. Operating expenses increased from $27.7 million for the quarter ended March 31, 1996 to $44.0 million for the same period in 1997, an increase of $16.3 million, or 59%. This increase was primarily attributable to increased costs associated with acquisitions.
        As a percentage of net revenues, operating expenses increased from 50.4% to 52.0%. This increase was attributable to the inclusion of certain expenses which were classified as general and administrative expenses for the quarter ended March 31, 1996 but were classified as operating expenses for the quarter ended March 31, 1997. As a percent of net revenue, combined operating and general and administrative expenses remained constant at 56.6%.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $3.4 million for the quarter ended March 31, 1996 to $3.9 million for the same period in 1997, an increase of $500,000, or 15%. This increase was primarily attributable to increases in expenses associated with the acquired home health care businesses and to increases in corporate office general and administrative expenses. As a percentage of net revenues, general and administrative expenses have decreased from 6.2% to 4.6%. This decrease was attributable to the exclusion of certain expenses which were classified as general and administrative for the quarter ended March 31, 1996 but were classified as operating expenses for the quarter ended March 31, 1997. As a percentage of net revenue, combined operating and general and administrative expenses remained constant at 56.6%.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $4.9 million for the quarter ended March 31, 1996 to $7.2 million for the same period in 1997, an increase of $2.3 million or 47%. This increase in depreciation and amortization expenses is primarily attributable to the acquired home health care businesses.

        INTEREST. Interest expense increased from $1.9 million for the quarter ended March 31, 1996 to $2.9 million for the same period in 1997, an increase of $1.0 million or 53%. The increase was primarily due to interest expense associated with increased borrowings used to fund acquisitions of home health care businesses.

        LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1997, the Company's working capital was $101.8 million and the current ratio was 4.5x as compared to working capital of $84.0 million and a current ratio of 3.4x at December 31, 1996. The Company had current maturities of long-term debt and capital leases of approximately $9.2 million at March 31, 1997.

        The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable, and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient (i) receiving a new medical therapy or (ii) covered by Medicare or Medicaid. Net patient accounts receivable were $76.1 million and $87.5 million at December 31, 1996 and March 31, 1997, respectively. This increase was primarily attributable to the acquisition of home health care businesses in the first quarter of 1997. This represented an average of approximately 93 and 96 days' sales in accounts receivable at December 31, 1996 and March 31, 1997, respectively.

        Net cash provided from operating activities was $361,000 and net cash used in operating activities was $3.8 million for the three months ended March 31, 1996 and 1997, respectively. These amounts primarily represent net income plus depreciation and amortization and provisions for doubtful accounts and changes in the various components of working capital. Net cash used in investing activities was $24.2 million and $37.9 million for the three months ended March 31, 1996 and 1997, respectively. These amounts primarily represent acquisitions of home health care businesses and property and equipment additions. Net cash provided from financing activities was $27.2 million and $37.4 million for the three months ended March 31, 1996 and 1997, respectively. These amounts primarily represent proceeds from the issuance of long-term debt, the issuance of common stock due to stock option exercises, and principal repayments on debt.

        The Company has budgeted capital expenditures of approximately $29.0 million for 1997 primarily for purchases of home health care rental equipment and routine capital purchases at its regional and corporate offices. Through March 31, 1997, $7.7 million of capital expenditures had been incurred.

        The Company's principal capital requirements are for acquisitions of additional home health care companies and expansion of the services provided through its existing home health care centers. The Company has financed and intends to continue to finance these requirements, its net revenue growth, and working capital needs with net cash provided by operations and with borrowings under the Bank Credit Facility. On May 1, 1996, the Company amended and restated the Bank Credit Facility to increase commitments thereunder to $225.0 million. The Bank Credit Facility includes a $100.0 million five-year term loan and a $125.0 million five-year revolving line of credit. Borrowings under the Bank Credit Facility may be used to finance acquisitions and for other general corporate purposes, subject to the terms and conditions of the credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Bank Credit Facility), plus a margin from 0% to 1.00% and from 0.5% to 2.00%, respectively. The Company's ability to borrow under the Bank Credit Facility terminates on May 1, 2001, subject to exceptions set forth therein. As of March 31, 1997 the weighted average borrowing rate was 6.78%. A commitment fee of up to .375% per annum (.25% as of March 31, 1997) is payable by the Company on the undrawn balance. The interest rate and commitment fee vary depending on the Company's ratio of total debt to adjusted pro forma earnings before interest, taxes, depreciation and amortization, as such ratio is defined in the Bank Credit Facility.

        The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of stockholders' equity, leverage ratios and interest coverage ratios. The Bank Credit Facility also contains certain covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interest on the assets of the Company, the payment of dividends on and the redemption or repurchase of securities of the Company, investments, acquisitions, investments in joint ventures, capital expenditures and sales of Company assets. The Company must generally obtain bank consent for any single acquisition with an aggregate purchase price of $20.0 million or more, and any acquisition which, when combined with all acquisitions completed in the prior 12 months, exceeds $80.0 million and certain other transactions. The Company was in compliance with these covenants at March 31, 1997.

        IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS 128 in the fourth quarter of 1997 and does not expect adoption thereof to have a material effect on the Company's financial position or results of operations.

        Summary

        Management believes that available cash, the funding available under the Bank Credit Facility and any expansion thereto, and funds generated from operations will be sufficient for the Company to satisfy its capital expenditures, acquisition activities, working capital and debt requirements for the next twelve months.

                           PART II. OTHER INFORMATION

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

        (B)   Reports on Form 8-K.  None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AMERICAN HOMEPATIENT, INC.

        May 14, 1997         By: /s/Mary Ellen Rodgers
                                 ----------------------------------------------
                                  Mary Ellen Rodgers
                                  Chief Financial Officer and An Officer Duly
                                  Authorized to Sign on Behalf of the registrant

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION OF EXHIBITS
-------               -----------------------
27                    Financial Data Schedule (for SEC use only)