Form 10-Q
period 1997-06-30
AMERICAN HOMEPATIENT INC
filed 1997-08-14
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

CHECK ONE                           FORM 10-Q

   [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997
                                                  -------------
                                       OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSACTION PERIOD FROM _________ TO _________.

                           AMERICAN HOMEPATIENT, INC.
             ----------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                 0-19532               62-1474680
 ------------------------------    ----------   -------------------------------
(STATE OR OTHER JURISDICTION OF   (COMMISSION  (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)   FILE NUMBER)


            5200 MARYLAND WAY, SUITE 400, BRENTWOOD, TENNESSEE 37027
            --------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (615) 221-8884
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                      NONE
               --------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                               -----     ------
                                  14,841,951
--------------------------------------------------------------------------------

     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 7, 1997)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 18

                          PART I. FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


ASSETS
                                                                    December 31,          June 30,
                                                                        1996               1997
                                                                    -------------      -------------
CURRENT ASSETS
   Cash and cash equivalents                                        $   7,299,000      $   7,735,000
   Restricted cash                                                        425,000             50,000
   Accounts receivable, less allowance for doubtful accounts of
       $18,755,000 and $27,129,000, respectively                       79,460,000        107,570,000
   Inventories                                                         21,921,000         29,125,000
   Prepaid expenses and other assets                                    1,353,000          2,546,000
   Income tax receivable                                                  872,000               --
   Deferred tax asset                                                   7,470,000          7,470,000
                                                                    -------------      -------------
            Total current assets                                      118,800,000        154,496,000
                                                                    -------------      -------------

PROPERTY AND EQUIPMENT, at cost                                        95,254,000        121,571,000
   Less accumulated depreciation and amortization                     (38,384,000)       (50,745,000)
                                                                    -------------      -------------
            Net property and equipment                                 56,870,000         70,826,000
                                                                    -------------      -------------

OTHER ASSETS
   Excess of cost over fair value of net assets acquired, net         198,193,000        265,425,000
   Investment in unconsolidated joint ventures                         12,405,000         14,524,000
   Deferred costs, net                                                  2,761,000          2,572,000
   Other assets                                                         6,582,000          8,715,000
                                                                    -------------      -------------
            Total other assets                                        219,941,000        291,236,000
                                                                    -------------      -------------

                                                                    $ 395,611,000      $ 516,558,000
                                                                    =============      =============



                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                    December 31,          June 30,
                                                                        1996               1997
                                                                    -------------      -------------
CURRENT LIABILITIES
   Current portion of long-term debt and capital leases             $  10,245,000      $   9,705,000
   Trade accounts payable                                               8,698,000         12,081,000
   Income taxes payable                                                      --            2,680,000
   Other payables                                                         775,000            941,000
   Accrued expenses:
      Payroll and related benefits                                      6,672,000          7,735,000
      Other                                                             8,398,000          8,165,000
                                                                    -------------      -------------
            Total current liabilities                                  34,788,000         41,307,000
                                                                    -------------      -------------

NONCURRENT LIABILITIES
   Long-term debt and capital leases, less current portion            139,458,000        241,877,000
   Deferred income taxes                                                4,578,000          4,574,000
   Other noncurrent liabilities                                         1,145,000          1,176,000
                                                                    -------------      -------------
            Total noncurrent liabilities                              145,181,000        247,627,000
                                                                    -------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized 5,000,000
      shares; none issued and outstanding                                    --                 --
   Common stock, $.01 par value; authorized 35,000,000
      shares; issued and outstanding, 14,677,000 and 14,825,000
      shares, respectively                                                147,000            148,000
   Paid-in capital                                                    166,780,000        169,221,000
   Retained earnings                                                   48,715,000         58,255,000
                                                                    -------------      -------------
            Total stockholders' equity                                215,642,000        227,624,000
                                                                    -------------      -------------

                                                                    $ 395,611,000      $ 516,558,000
                                                                    =============      =============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Three Months Ended June 30      Six Months Ended June 30
                                                    --------------------------    ----------------------------
                                                        1996          1997           1996            1997
                                                        ----          ----           ----            ----
REVENUES
   Sales and related service revenues               $26,330,000    $43,628,000    $ 50,812,000    $ 82,652,000
   Rentals and other revenues                        34,480,000     49,433,000      63,924,000      93,249,000
   Earnings from joint ventures                       1,608,000      1,727,000       2,736,000       3,474,000
                                                    -----------    -----------    ------------    ------------
            Total revenues                           62,418,000     94,788,000     117,472,000     179,375,000
                                                    -----------    -----------    ------------    ------------

EXPENSES
   Cost of sales and related services, excluding
       depreciation and amortization                 12,717,000     22,353,000      25,015,000      41,357,000
   Operating                                         32,060,000     48,217,000      59,806,000      92,182,000
   General and administrative                         4,132,000      3,778,000       7,569,000       7,631,000
   Depreciation and amortization                      5,604,000      8,284,000      10,549,000      15,513,000
   Interest                                           2,138,000      3,989,000       3,994,000       6,897,000
                                                    -----------    -----------    ------------    ------------
            Total expenses                           56,651,000     86,621,000     106,933,000     163,580,000
                                                    -----------    -----------    ------------    ------------

INCOME FROM OPERATIONS BEFORE INCOME TAXES            5,767,000      8,167,000      10,539,000      15,795,000


PROVISION FOR INCOME TAXES                            2,226,000      3,265,000       4,068,000       6,255,000
                                                    -----------    -----------    ------------    ------------

NET INCOME                                          $ 3,541,000    $ 4,902,000    $  6,471,000    $  9,540,000
                                                    ===========    ===========    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES             13,307,000     14,965,000      12,609,000      15,023,000
                                                    ===========    ===========    ============    ============

INCOME PER SHARE                                    $      0.27    $      0.33    $       0.51    $       0.64
                                                    ===========    ===========    ============    ============



The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                    For the Six Months Ended June 30
                                                                    --------------------------------
                                                                        1996                1997
                                                                        ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from operations                                       $   6,471,000      $   9,540,000
   Adjustments to reconcile net income from operations
      to net cash provided from (used in) operating activities:
         Depreciation and amortization                                 10,549,000         15,513,000
         Equity in earnings of unconsolidated joint ventures           (1,402,000)        (1,830,000)
         Minority interest                                                 84,000             49,000

   Change in assets and liabilities, net of effects
      from acquisitions:
         Receivables, net                                              (7,545,000)       (15,163,000)
         Restricted cash                                                     --              375,000
         Inventories                                                     (545,000)        (3,044,000)
         Prepaid expenses and other                                      (647,000)        (1,113,000)
         Income taxes payable                                               3,000          3,724,000
         Trade accounts payable, accrued expenses
            and other current liabilities                              (3,533,000)        (1,415,000)
         Other assets                                                    (138,000)        (1,560,000)
                                                                    -------------      -------------
            Net cash provided from operating activities                 3,297,000          5,076,000
                                                                    -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                 (51,964,000)       (56,054,000)
   Additions to property and equipment, net                            (9,470,000)       (16,004,000)
   Distributions to unconsolidated joint ventures,
      net of advances                                                  (2,394,000)          (289,000)
   Distributions to minority interest owners                               (9,000)           (18,000)
                                                                    -------------      -------------
            Net cash used in investing activities                     (63,837,000)       (72,365,000)
                                                                    -------------      -------------



                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (Continued)


                                                                    For the Six Months Ended June 30
                                                                    --------------------------------
                                                                        1996                1997
                                                                        ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt and capital leases                      (60,145,000)        (4,757,000)
   Proceeds from issuance of debt                                      55,800,000         71,000,000
   Proceeds from exercise of stock options                              2,146,000          1,617,000
   Deferred financing costs                                              (860,000)          (135,000)
   Proceeds from equity offering, net                                  66,224,000                  0
                                                                    -------------      -------------
            Net cash provided from financing activities                63,165,000         67,725,000
                                                                    -------------      -------------

INCREASE IN CASH AND CASH
   EQUIVALENTS                                                          2,625,000            436,000

CASH AND CASH EQUIVALENTS, beginning of period                          4,224,000          7,299,000
                                                                    -------------      -------------

CASH AND CASH EQUIVALENTS, end of period                            $   6,849,000      $   7,735,000
                                                                    =============      =============

SUPPLEMENTAL INFORMATION:
   Cash payments of interest                                        $   3,640,000      $   6,640,000
                                                                    =============      =============

   Cash payments of income taxes                                    $   4,292,000      $   2,703,000
                                                                    =============      =============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996


        1.    ORGANIZATION AND BACKGROUND:

        The registrant is a health care services company engaged in the provision of home health care services. The Company's home health care services consist primarily of the provision of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the six months ended June 30, 1997, such services represented 47%, 18% and 35%, respectively, of net revenues. As of June 30, 1997, the Company provided these services to patients primarily in the home through 320 centers in 34 states.

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

        The following pro forma amounts present the basic earnings per share and diluted earnings per share as if the Company had adopted SFAS 128 for the periods presented:

                                                            (Unaudited Pro Forma)
                                          ---------------------------------------------------------
                                          Three Months ended June 30,      Six Months Ended June 30,
                                          --------------------------       -------------------------
                                              1996          1997             1996             1997
                                              ----          ----             ----             ----
          BASIC EARNINGS PER SHARE          $   0.27      $   0.33         $   0.53         $   0.65
                                            --------      --------         --------         --------
          DILUTED EARNINGS PER SHARE        $   0.27      $   0.33         $   0.51         $   0.64
                                            --------      --------         --------         --------

        3.    BASIS OF FINANCIAL STATEMENTS:

        The interim condensed consolidated financial statements of the Company for the three and six months ended June 30, 1997 and 1996 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at June 30, 1997 and the results of operations and the cash flows for the three and six months ended June 30, 1997 and 1996.

        The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        4.    ACQUISITIONS:

        During 1997 and effective through June 30, 1997, the Company acquired 24 home health care companies for total consideration of approximately $87 million, including cash, satisfaction of certain liabilities, and notes payable issued to sellers with combined annualized revenue of approximately $72 million.

        Since January 1, 1996 and effective through June 30, 1997, American HomePatient has acquired 64 home health care companies.

        The terms of the 1996 and 1997 acquisitions, including the consideration paid, were the result of arm's-length negotiations. The acquisitions were funded via a combination of cash from Company reserves, seller-financed notes, and draws on the Company's Bank Credit Facility (see below).

        On June 6, 1997, the Company entered into a Third Amended and Restated Bank Credit Facility ("Bank Credit Facility") to increase commitments thereunder to $325.0 million. This Facility includes a $150.0 million five-year term loan and a $175.0 million five-year revolving line of credit. The various financial and operating covenants are substantially similar to those under the second amended and restated Bank Credit Facility. Borrowings under the Bank Credit Facility may be used for acquisitions and other general corporate purposes, subject to the terms and conditions of the respective credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of shareholders' equity, leverage ratios, and interest coverage ratios.

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

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                 1996           1997
                                                                 ----           ----
          Home respiratory therapy services                        51%           47%
          Home infusion therapy services                           18            18
          Home medical equipment and medical supplies              31            35
                                                                  ----          ----
               Total                                              100%          100%
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

        Since its inception, the Company has experienced substantial growth. This growth is primarily attributable to the Company's pursuit of an acquisition strategy targeting successful, operating home health care businesses, through both 100% ownership and joint venture partnerships. Since the Company's initial public offering in November 1991, the Company has expanded operations from 24 home health care centers in four states to 320 home health care centers in 34 states as of June 30, 1997. Effective during 1996, the Company acquired 40 home health care companies and effective during the six months ended June 30, 1997 the Company acquired 24 home health care companies. The Company continues its integration of recently acquired home health care centers. The Company's experience and management expertise is applied wherever possible to improve the operating efficiency of the new centers. Quality methods and ideas from the acquired centers become part of the systems and procedures of the combined Company. Profitable services that were not formerly provided are being added where such opportunities exist. As the Company grows, economies of scale are realized in purchasing goods and services used in the Company's business and, to some extent, its management of overhead expenses.


        Medicare Reimburesement for Oxygen Therapy Services

        The Balanced Budget Act of 1997, as amended (the "Budget Act") was signed by President Clinton on August 5, 1997. The Budget Act provides for reductions in Medicare reimbursement rates for oxygen and certain oxygen equipment. Oxygen reimbursement rates will be reduced to seventy-five percent (75%) of their 1997 levels beginning January 1, 1998 and to seventy percent (70%) of their 1997 levels beginning January 1, 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003. Approximately twenty-two percent (22%) of the Company's 1996 revenues were derived from Medicare oxygen reimbursement.

        The Company is currently analyzing the impact of the Budget Act on its operating plans, liquidity, cash flows and Bank Credit
        Facility and formulating plans to minimize the Budget Act's negative impact. The Company's future operating results could differ materially from those historically achieved or previously projected in forward looking statements made by or on behalf of the Company.

        RESULTS OF OPERATIONS

        The following table and discussion set forth items from the income statement as a percentage of net revenues for the periods indicated:

                          PERCENTAGE OF NET REVENUES

                                                                    Three Months                   Six Months
                                                                    Ended June 30                 Ended June 30
                                                                ---------------------         --------------------
                                                                 1996           1997           1996          1997
                                                                ------         ------         ------        ------
      Net Revenues                                              100.0%         100.0%         100.0%        100.0%

      Costs and expenses:
         Cost of sales and related services                      20.4           23.6           21.3          23.1
         Operating expenses                                      51.4           50.9           50.9          51.4
         General and administrative                               6.6            4.0            6.4           4.3
         Depreciation and amortization                            9.0            8.7            9.0           8.6
         Interest                                                 3.4            4.2            3.4           3.8
                                                                ------         ------         ------        ------
            Total costs and expenses                             90.8%          91.4%          91.0%         91.2%
                                                                ------         ------         ------        ------

         Income from operations before income taxes               9.2%           8.6%           9.0%          8.8%
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

        THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

        NET REVENUES. Net revenues increased from $62.4 million for the quarter ended June 30, 1996 to $94.8 million for the same period in 1997, an increase of $32.4 million, or 52%. Same-store net revenues, including net revenues of same-store hospital joint ventures managed by the Company and accounted for under the equity method, increased 11%. Net revenues of same-store hospital joint ventures contributed 1% to this total same-store net revenue growth rate. Following is a discussion of the components of net revenues:

             Sales and Related Services Revenues. Sales and related services revenues increased from $26.3 million for the quarter ended June 30, 1996 to $43.6 million for the same period in 1997, an increase of $17.3 million, or 66%. This increase is primarily attributable to the acquisition of home health care businesses.

             Rentals and Other Revenue. Rentals and other revenues increased from $34.5 million for the quarter ended June 30, 1996 to $49.4 million for the same period in 1997, an increase of $14.9 million or 43%. This increase is primarily attributable to the acquisition of home health care businesses.

             Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures increased from $1.6 million for the quarter ended June 30, 1996 to $1.7 million for the same period in 1997, an increase of $100,000, or 7%. This increase is primarily attributable to net growth in the Company's existing hospital joint ventures.

        COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $12.7 million for the quarter ended June 30, 1996 to $22.4 million for the same period in 1997, an increase of $9.7 million. As a percentage of sales and related services revenues, cost of sales and related services increased from 48% to 51%. This increase is attributable to a change in the mix of sales and related services revenues attributable primarily to the acquired home health care businesses.

        OPERATING EXPENSES. Operating expenses increased from $32.1 million for the quarter ended June 30, 1996 to $48.2 million for the same period in 1997, an increase of $16.1 million, or 50%. This increase is primarily attributable to operating expenses associated with the acquired home health care businesses. As a percentage of net revenues, operating expenses remained constant at 51% despite the fact that certain expenses which were classified as general and administrative expenses for the quarter ended June 30, 1996 were classified as operating expenses for the quarter ended June 30, 1997. As a percentage of net revenues, combined operating and general and administrative expenses have decreased from 58% to 55%. This decrease is primarily attributable to lower operating expense levels of the acquired home health care businesses.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased from $4.1 million for the quarter ended June 30, 1996 to $3.8 million for the same period in 1997, a decrease of $300,000. This decrease is primarily attributable to the exclusion of certain expenses which were classified as general and administrative for the quarter ended June 30, 1996 but were classified as operating expenses for the quarter ended June 30, 1997. As a percentage of net revenues, combined operating and general and administrative expenses have decreased from 58% to 55%. This decrease is primarily attributable to lower operating expense levels of the acquired home health care businesses.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $5.6 million for the quarter ended June 30, 1996 to $8.3 million for the same period in 1997, an increase of $2.7 million. This increase is primarily attributable to the acquired home health care businesses.

        INTEREST. Interest expense increased from $2.1 million for the quarter ended June 30, 1996 to $4.0 million for the same period in 1997, an increase of $1.9 million. The increase is due to additional interest expense associated with increased borrowings used to fund acquisitions of home health care businesses.


        SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED
        JUNE 30, 1997

        NET REVENUES. Net revenues increased from $117.5 million for the six months ended June 30, 1996 to $179.4 million for the same period in 1997, an increase of $61.9 million, or 53%. Same-store net revenues, including net revenues of same-store hospital joint ventures managed by the Company and accounted for under the equity method, increased 10%. Same-store hospital joint ventures contributed 2% of this total same-store growth rate. Following is a discussion of the components of net revenues:

             Sales and Related Services Revenues. Sales and related services revenues increased from $50.8 million for the six months ended June 30, 1996 to $82.7 million for the same period in 1997, an increase of $31.9 million or 63%. This increase is primarily attributable to the acquired home health care businesses.

             Rentals and Other Revenue. Rentals and other revenues increased from $63.9 million for the six months ended June 30, 1996 to $93.2 million for the same period in 1997, an increase of $29.3 million, or 46%. This increase is primarily attributable to the acquired home health care businesses.

             Earnings from Joint Ventures. Earnings from joint ventures increased from $2.7 million for the six months ended June 30, 1996 to $3.5 million for the same period in 1997, an increase of $800,000, or 27%. Of this increase, $600,000 is attributable to net growth in the existing hospital joint ventures. The remainder of the increase is attributable to acquired joint ventures.

        COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $25.0 million for the six months ended June 30, 1996 to $41.4 million for the same period in 1997, an increase of $16.4 million, or 66%. As a percentage of sales and related services revenues, cost of sales and related services increased from 49% to 50%. This increase reflects a change in the mix of sales and related service revenues attributable primarily to the acquired home health care businesses.

        OPERATING EXPENSES. Operating expenses increased from $59.8 million for the six months ended June 30, 1996 to $92.2 million for the same period in 1997, an increase of $32.4 million, or 54%. This increase is primarily attributable to operating expenses associated with the acquired home health care businesses. As a percentage of net revenues, operating expenses remained constant at 51% despite the fact that certain expenses which were classified as general and administrative expenses for the six months ended June 30, 1996 were classified as operating expenses for the six months ended June 30, 1997. As a percentage of net revenues, combined operating and general and administrative expenses decreased from 57% to 56%. This decrease is primarily attributable to lower operating expense levels of the acquired home health care businesses.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses remained constant at $7.6 million for the six months ended June 30, 1996 and for the same period in 1997. As a percentage of net revenue, general and administrative expenses have decreased from 6% to 4%. This decrease is attributable to the exclusion of certain expenses which were classified as general and administrative for the six months ended June 30, 1996 but were classified as operating expenses for the six months ended June 30, 1997. As a percentage of net revenues, combined operating and general and administrative expenses decreased from 57% to 56%. This decrease is primarily attributable to lower operating expense levels of the acquired home health care businesses.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $10.5 million for the six months ended June 30, 1996 to $15.5 million for the same period in 1997, an increase of $5.0 million, or 48%. This increase is primarily attributable to the acquired home health care businesses.

        INTEREST. Interest expense increased from $4.0 million for the six months ended June 30, 1996 to $6.9 million for the same period in 1997, an increase of $2.9 million. The increase is due to additional interest expense associated with increased borrowings used to fund acquisitions of home health care businesses.

        LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1997, the Company's working capital was $113.2 million and the current ratio was 3.7x as compared to working capital of $84.0 million and a current ratio of 3.4x at December 31, 1996. The Company had current maturities of long-term debt of approximately $9.7 million at June 30, 1997.

        The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable, and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient (i) receiving a new medical therapy or (ii) covered by Medicare or Medicaid. Net patient accounts receivable were $76.1 million and $101.2 million at December 31, 1996 and June 30, 1997, respectively. This increase was primarily attributable to the acquisition of home health care businesses and the same-store revenue growth for the six months ended June 30, 1997. This represented an average of approximately 93 and 94 days' sales in accounts receivable at December 31, 1996 and June 30, 1997, respectively.

        Net cash provided from operating activities was $3.3 million and $5.1 million for the six months ended June 30, 1996 and 1997, respectively. These amounts primarily represent net income plus depreciation and amortization and provisions for doubtful accounts and changes in the various components of working capital. Net cash used in investing activities was $63.8 million and $72.4 million for the six months ended June 30, 1996 and 1997, respectively. These amounts primarily represent acquisitions of home health care businesses and property and equipment additions. Net cash provided from financing activities was $63.2 million and $67.7 million for the six months ended June 30, 1996 and 1997, respectively. These amounts primarily represent proceeds from the issuance of long-term debt, the issuance of common stock due to equity offering and stock option exercises, and principal repayments on debt.

        The Company's principal capital requirements are for acquisitions of additional home health care companies and expansion of the services provided through its existing home health care centers. The Company has financed and intends to continue to finance these requirements, its net revenue growth, and working capital needs with net cash provided by operations and with borrowings under the Bank Credit Facility. On June 6, 1997, the Company amended and restated the Bank Credit Facility to increase commitments thereunder to $325.0 million. The Bank Credit Facility includes a $150.0 million five-year term loan and a $175.0 million five-year revolving line of credit. Borrowings under the Bank Credit Facility may be used to finance acquisitions and for other general corporate purposes, subject to the terms and conditions of the credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Bank Credit Facility), plus a margin from 0% to 0.5% and from 0.375% to 1.25%, respectively. The Company's ability to borrow under the Bank Credit Facility terminates on June 6, 2002, subject to exceptions set forth therein. As of June 30, 1997 the weighted average borrowing rate was 6.75%. A commitment fee of up to .375% per annum (.375% as of June 30, 1997) is payable by the Company on the undrawn balance. The interest rate and commitment fee are based on the leverage ratio as defined in the Bank Credit Facility.

        The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of stockholders' equity, leverage ratios and interest coverage ratios. The Bank Credit Facility also contains certain covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interest on the assets of the Company, the payment of dividends on and the redemption or repurchase of securities of the Company, investments, acquisitions, investments in joint ventures, capital expenditures and sales of Company assets. The Company was in compliance with these covenants at June 30, 1997.

        Certain of the financial covenants in the Bank Credit Facility assumed smaller oxygen reimbursement rate reductions than are included in the Budget Act. The Company is currently analyzing the impact of the Budget Act on its Bank Credit Facility and has been communicating with its lenders regarding the effects and appropriate modifications necessary to cause the Company to be in compliance with its Bank Credit Facility.

        The Company's capital expenditures consist of purchases of home health care rental equipment and routine capital purchases at its regional and corporate offices. Through June 30, 1997, $16.0 million of capital expenditures had been incurred.

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

        Summary

        Management believes that the impact of the Medicare oxygen reimbursement rate reductions contained in the Budget Act will require actions to help assure that available cash, funding available under the Bank Credit Facility and funds generated from operations will be sufficient for the Company to satisfy its capital expenditures, acquisition activities, working capital and debt requirements for the next twelve months. The Company's future operating results could differ materially from those historically achieved or previously projected in forward looking statements made by or on behalf of the Company.

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



                                  AMERICAN HOMEPATIENT, INC.

        August 14, 1997           By: /s/ Mary Ellen Rodgers
                                  ----------------------------------------------
                                  Mary Ellen Rodgers
                                  Chief Financial Officer and An Officer Duly
                                  Authorized to Sign on Behalf of the registrant

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS
-------     -----------------------
10.1        Third Amended and Restated Credit Agreement by and among American
            HomePatient, Inc., The Banks Name Herein and Bankers Trust Company,
            as the Agent dated as of June 6, 1997
27          Financial Data Schedule (for SEC use only)