Form 10-Q
period 1997-09-30
AMERICAN HOMEPATIENT INC
filed 1997-11-14
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
CHECK ONE

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997
                                               ------------------
                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSACTION PERIOD FROM _________ TO _________.

                           AMERICAN HOMEPATIENT, INC.
                           --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                   0-19532               62-1474680
-------------------------------  ------------  ---------------------------------
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


                                      NONE
--------------------------------------------------------------------------------
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


                                   14,851,076
--------------------------------------------------------------------------------
    (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 7, 1997)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 20

                          PART I. FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


ASSETS

                                                                      December 31,       September 30,
                                                                          1996                1997
                                                                     -------------       -------------

CURRENT ASSETS
   Cash and cash equivalents                                         $   7,299,000       $   6,544,000
   Restricted cash                                                         425,000              50,000
   Accounts receivable, less allowance for doubtful accounts of
       $18,755,000 and $47,548,000, respectively                        79,460,000          96,969,000
   Inventories                                                          21,921,000          21,935,000
   Prepaid expenses and other assets                                     1,353,000           3,355,000
   Income tax receivable                                                   872,000          15,747,000
   Deferred tax asset                                                    7,470,000           7,470,000
                                                                     -------------       -------------
            Total current assets                                       118,800,000         152,070,000
                                                                     -------------       -------------

PROPERTY AND EQUIPMENT, at cost                                         95,254,000         123,181,000
   Less accumulated depreciation and amortization                      (38,384,000)        (56,591,000)
                                                                     -------------       -------------
            Net property and equipment                                  56,870,000          66,590,000
                                                                     -------------       -------------

OTHER ASSETS
   Excess of cost over fair value of net assets acquired, net          198,193,000         238,762,000
   Investment in unconsolidated joint ventures                          12,405,000          18,158,000
   Deferred costs, net                                                   2,761,000           2,621,000
   Other assets                                                          6,582,000          16,286,000
                                                                     -------------       -------------
            Total other assets                                         219,941,000         275,827,000
                                                                     -------------       -------------

                                                                     $ 395,611,000       $ 494,487,000
                                                                     =============       =============



                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      December 31,       September 30,
                                                                          1996                1997
                                                                     -------------       -------------

CURRENT LIABILITIES
   Current portion of long-term debt and capital leases              $  10,245,000       $   8,956,000
   Trade accounts payable                                                8,698,000          11,023,000
   Other payables                                                          775,000             981,000
   Accrued expenses:
      Payroll and related benefits                                       6,672,000           5,689,000
      Restructuring accrual                                                     --          17,318,000
      Other                                                              8,398,000           8,676,000
                                                                     -------------       -------------
            Total current liabilities                                   34,788,000          52,643,000
                                                                     -------------       -------------

NONCURRENT LIABILITIES
   Long-term debt and capital leases, less current portion             139,458,000         247,822,000
   Deferred income taxes                                                 4,578,000           4,603,000
   Other noncurrent liabilities                                          1,145,000           1,224,000
                                                                     -------------       -------------
            Total noncurrent liabilities                               145,181,000         253,649,000
                                                                     -------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized 5,000,000
      shares; none issued and outstanding                                       --                  --
   Common stock, $.01 par value; authorized 35,000,000
      shares; issued and outstanding, 14,677,000 and 14,843,000
      shares, respectively                                                 147,000             148,000
   Paid-in capital                                                     166,780,000         169,987,000
   Retained earnings                                                    48,715,000          18,060,000
                                                                     -------------       -------------
            Total stockholders' equity                                 215,642,000         188,195,000
                                                                     -------------       -------------

                                                                     $ 395,611,000       $ 494,487,000
                                                                     =============       =============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                    Three Months Ended September 30    Nine Months Ended September 30
                                                    -------------------------------    ------------------------------
                                                          1996            1997              1996             1997
                                                    -------------    -------------     -------------    -------------
REVENUES
   Sales and related service revenues               $  32,101,000    $  48,074,000     $  82,916,000    $ 130,726,000
   Rentals and other revenues                          38,213,000       52,706,000       102,132,000      145,955,000
   Earnings from joint ventures                         1,666,000        1,871,000         4,403,000        5,345,000
                                                    -------------    -------------     -------------    -------------
            Total revenues                             71,980,000      102,651,000       189,451,000      282,026,000
                                                    -------------    -------------     -------------    -------------

EXPENSES
   Cost of sales and related services, excluding
       depreciation and amortization                   15,449,000       31,085,000        40,463,000       72,442,000
   Operating                                           36,570,000       70,163,000        96,376,000      162,345,000
   General and administrative                           4,475,000        4,130,000        12,044,000       11,761,000
   Depreciation and amortization                        6,544,000        9,013,000        17,093,000       24,526,000
   Interest                                             1,932,000        4,553,000         5,926,000       11,450,000
   Restructuring charge                                        --       33,829,000                --       33,829,000
   Goodwill impairment                                         --        8,165,000                --        8,165,000
                                                    -------------    -------------     -------------    -------------
            Total expenses                             64,970,000      160,938,000       171,902,000      324,518,000
                                                    -------------    -------------     -------------    -------------

INCOME (LOSS) FROM OPERATIONS BEFORE
   INCOME TAXES                                         7,010,000      (58,287,000)       17,549,000      (42,492,000)

PROVISION (BENEFIT) FOR INCOME TAXES                    2,706,000      (18,091,000)        6,774,000      (11,836,000)
                                                    -------------    -------------     -------------    -------------

NET INCOME (LOSS)                                   $   4,304,000    $ (40,196,000)    $  10,775,000    $ (30,656,000)
                                                    =============    =============     =============    =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                       15,010,000       15,022,000        13,414,000       15,030,000
                                                    =============    =============     =============    =============

INCOME (LOSS) PER SHARE                             $        0.29    $       (2.68)    $        0.80    $       (2.04)
                                                    =============    =============     =============    =============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                             For the Nine Months Ended
                                                                                    September 30
                                                                          ------------------------------
                                                                              1996              1997
                                                                          ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from operations                                      $ 10,775,000     $ (30,656,000)
   Adjustments to reconcile net income (loss) from operations to net cash provided from (used in) operating activities:
         Depreciation and amortization                                      17,093,000        24,526,000
         Equity in earnings of unconsolidated joint ventures                (2,340,000)       (2,806,000)
         Minority interest                                                     111,000           147,000
         Goodwill impairment and write-off                                          --        20,305,000
         Other non-cash charges                                                     --        26,877,000

   Change in assets and liabilities, net of effects from acquisitions:
         Receivables, net                                                  (10,595,000)      (20,298,000)
         Restricted cash                                                       (50,000)          375,000
         Inventories                                                        (1,465,000)          631,000
         Prepaid expenses and other                                             14,000        (1,922,000)
         Income taxes receivable                                              (547,000)      (14,538,000)
         Trade accounts payable, accrued expenses
            and other current liabilities                                   (7,377,000)       (6,108,000)
         Restructuring accrual                                                      --        17,320,000
         Other assets                                                         (420,000)       (1,772,000)
                                                                          ------------     -------------
            Net cash provided from operating activities                      5,199,000        12,081,000
                                                                          ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                      (74,302,000)      (99,326,000)
   Additions to property and equipment, net                                (14,831,000)      (24,801,000)
   Distributions to unconsolidated joint ventures,
      net of advances                                                       (1,103,000)         (322,000)
   Distributions to minority interest owners                                    (9,000)         (109,000)
                                                                          ------------     -------------
            Net cash used in investing activities                          (90,245,000)     (124,558,000)
                                                                          ------------     -------------


                                  (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (Continued)


                                                                        For the Nine Months Ended
                                                                               September 30
                                                                     ------------------------------
                                                                         1996              1997
                                                                     ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt and capital leases                       (9,248,000)       (9,509,000)
   Proceeds from issuance of debt                                      25,300,000       119,345,000
   Proceeds from exercise of stock options                              2,365,000         2,258,000
   Deferred financing costs                                            (1,309,000)         (372,000)
   Proceeds from equity offering, net                                  66,032,000                --
                                                                     ------------     -------------
            Net cash provided from financing activities                83,140,000       111,722,000
                                                                     ------------     -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (1,906,000)         (755,000)

CASH AND CASH EQUIVALENTS, beginning of period                          4,224,000         7,299,000
                                                                     ------------     -------------

CASH AND CASH EQUIVALENTS, end of period                             $  2,318,000     $   6,544,000
                                                                     ============     =============

SUPPLEMENTAL INFORMATION:
   Cash payments of interest                                         $  6,058,000     $  11,418,000
                                                                     ============     =============

   Cash payments of income taxes                                     $  7,588,000     $   2,493,000
                                                                     ============     =============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996


        1.    ORGANIZATION AND BACKGROUND:

        The registrant is a health care services company engaged in the provision of home health care services. The Company's home health care services consist primarily of the provision of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the nine months ended September 30, 1997, such services represented 46%, 18% and 36%, respectively, of net revenues. As of September 30, 1997, the Company provided these services to patients primarily in the home through 340 centers in 36 states.



        2.    OXYGEN REIMBURSEMENT CUT AND RELATED RESTRUCTURING:

        In August, Congress enacted and President Clinton signed the Balanced Budget Act of 1997 which will cut the Medicare reimbursement rate for oxygen related services by 25 percent on January 1, 1998, and by another five percent in 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003. American HomePatient is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 23.5 percent of the Company's revenues.

        On September 25, 1997, the Company announced initiatives to aggressively respond to planned Medicare reimbursement cuts by fundamentally reshaping the Company for long-term growth and value creation. More than 100 of the Company's total operating and billing locations will be impacted by the planned activities. The specific actions resulted in pre-tax accounting charges in the third quarter of 1997 of $65.0 million due to the closure, consolidation, or scaling back of approximately 20 percent of the Company's total operating centers, the closure or scaling back of nine billing centers, the elimination of four operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 313 employees in the affected operating and billing centers. These activities are expected to be substantially completed by June 1998.

        The $65.0 million pre-tax charges recorded in the third quarter of 1997 specifically related to the write-down of goodwill and other non current assets ($8.2 million), the closure, consolidation, scaling back, or elimination of services at selected locations ($44.8 million), and the negative impact on the remaining operating locations ($12.0 million).

        The write-off of goodwill and other non current assets is required under SFAS No. 121 based upon management's estimate of the impact of the announced oxygen cuts on the Company's continuing operations. Management's projections of future operations considering the reduced reimbursement rates for oxygen indicated that the carrying value of goodwill and other non current assets should be written down by $8.2 million.

        The closure, consolidation, scaling back, or elimination of services at more than 100 of the Company's operating and billing centers resulted in the write-off of goodwill and other intangible assets specifically identified with affected locations ($12.2 million), the accrual of estimated employee severance and related exit costs ($6.7 million), the accrual of estimated facility exit costs including future lease costs, the write-off of leasehold improvements, and the write-down of furniture and equipment ($6.1 million), the write-down of accounts receivable to estimated realizable value ($8.7 million), the write-down of inventory to estimated realizable value ($2.2 million), the write-down of rental equipment to estimated realizable value ($2.8 million), the termination of related management contracts ($3.0 million), and other exit costs ($3.1 million).

        Due to the comprehensive nature of this restructuring, including the consolidation of regional responsibilities and additional management attention required to accomplish the restructuring in the desired timeframe, negative impacts are anticipated in the remaining operating businesses relative to realization of accounts receivable, inventories and rental equipment, for which an additional $12.0 million charge was recorded.

        The cash portion of the pre-tax accounting charge is estimated to be approximately $17.3 million. No material amounts were charged against the related accruals in the third quarter of 1997.

        The accounting charges discussed above are recorded in the accompanying third quarter of 1997 interim condensed consolidated statements of operations in the following classifications:


                        Cost of sales                                    $ 5,255,000
                        Operating expenses                                17,751,000
                        Restructuring charge                              33,829,000
                        Goodwill impairment                                8,165,000
                                                                         -----------

                           Total unusual charges                         $65,000,000
                                                                         ===========

        3.    BASIS OF FINANCIAL STATEMENTS:

        The interim condensed consolidated financial statements of the Company for the three and nine months ended September 30, 1997 and 1996 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at September 30, 1997 and the results of operations and the cash flows for the three and nine months ended September 30, 1997 and 1996.

        The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        4.    ACQUISITIONS:

        During 1997 and effective through September 30, 1997, the Company acquired 27 home health care companies with combined annualized revenue of approximately $77 million for total consideration of approximately $94 million, including cash, satisfaction of certain liabilities, and notes payable issued to sellers.

        Since January 1, 1996 and effective through September 30, 1997, American HomePatient has acquired 67 home health care companies.

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

        5.    NET INCOME (LOSS) PER SHARE:

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

        The following pro forma amounts present the basic earnings per share and diluted earnings per share as if the Company had adopted SFAS 128 for the periods presented:


                                                         (Unaudited Pro Forma)
                                    -----------------------------------------------------------
                                    Three Months ended Sept. 30,    Nine Months Ended Sept. 30,
                                    ----------------------------    ---------------------------
                                       1996              1997         1996              1997
                                     --------          --------     --------          --------
       BASIC EARNINGS PER SHARE       $0.29            $(2.70)       $0.83            $(2.07)
                                      -----            ------        -----           --------
       DILUTED EARNINGS PER SHARE     $0.29            $(2.68)       $0.80            $(2.04)
                                      -----            ------        -----           --------

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


                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                      1996                   1997
                                                                      ----                   ----

          Home respiratory therapy services                              50%                   46%
          Home infusion therapy services                                 18                    18
          Home medical equipment and medical supplies                    32                    36
                                                                       ----                  ----
               Total                                                    100%                  100%
                                                                       ====                  ====


        The Company reports its net revenues as follows: (i) sales and related services; (ii) rentals and other; and (iii) earnings from hospital joint ventures. Sales and related services revenues are derived from the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products, the provision of infusion therapies, and the sale of home health care equipment and supplies. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. The Company's hospital joint ventures are not consolidated for financial statement reporting purposes. Earnings from hospital joint ventures represent the Company's equity in earnings from unconsolidated hospital joint ventures and management and administrative fees for unconsolidated hospital joint ventures. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Operating expenses include center labor costs, delivery expenses, selling costs, occupancy costs, costs related to rentals other than depreciation, billing center costs, other operating costs and provision for doubtful accounts. General and administrative expenses include corporate and area management expenses and costs.

        Since its inception, the Company has experienced substantial growth. This growth is primarily attributable to the Company's pursuit of an acquisition strategy targeting successful, operating home health care businesses, through both 100% ownership and joint venture partnerships. Since the Company's initial public offering in November 1991, the Company has expanded operations from 24 home health care centers in four states to 340 home health care centers in 36 states as of September 30, 1997. Effective during 1996, the Company acquired 40 home health care companies and effective during the nine months ended September 30, 1997 the Company acquired 27 home health care companies. The Company continues its integration of recently acquired home health care centers. The Company's experience and management expertise is applied wherever possible to improve the operating efficiency of the new centers. Quality methods and ideas from the acquired centers become part of the systems and procedures of the combined Company. Profitable services that were not formerly provided are being added where such opportunities exist. As the Company grows, economies of scale are realized in purchasing goods and services used in the Company's business and, to some extent, its management of overhead expenses.

        The Office of Inspector General of the Department of Health and Human Services ("OIG") has expanded its auditing of the healthcare industry in an effort to better detect and remedy fraud and abuse and irregularities in Medicare and Medicaid billing. The Company has been notified that the OIG plans to audit the Company for the period of time from 1990 to the present. While management does not believe such an audit will have a material impact on the Company, this matter is in its preliminary stages and its outcome cannot be predicted with certainty.

        MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

        In August, Congress enacted and President Clinton signed the Balanced Budget Act of 1997 which will cut the Medicare reimbursement rate for oxygen related services by 25 percent on January 1, 1998, and by another five percent in 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003. American HomePatient is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 23.5 percent of the Company's revenues.

        On September 25, 1997, the Company announced initiatives to aggressively respond to planned Medicare reimbursement cuts by fundamentally reshaping the Company for long-term growth and value creation. More than 100 of the Company's total operating and billing locations will be impacted by the planned activities. The specific actions resulted in pre-tax accounting charges in the third quarter of 1997 of $65.0 million due to the closure, consolidation, or scaling down of approximately 20 percent of the Company's total operating centers, the closure or scaling back of nine billing centers, the elimination of four operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 313 employees.

        RESULTS OF OPERATIONS

        As fully discussed in Note 2 of the September 30, 1997 interim financial statements, the Company recorded $65.0 million of accounting charges in the quarter ended September 30, 1997 related to the oxygen reimbursement cut and related restructuring.

        In addition to the $65.0 million charge, the Company also recorded the following unusual non-recurring charges in the third quarter of 1997.

        The Company finalized the results of physical inventory counts for certain acquired locations primarily in Oklahoma and Texas and recorded a charge to income of $1.0 million.

        In connection with the Company's analysis of locations during the planning for the restructuring discussed above, management determined that an additional charge of $1.0 million was required to appropriately state the required franchise tax accrual.

        The impact of these charges on the various classifications within the interim condensed statements of operations is as follows:


                        Cost of sales                            $ 6,255,000
                        Operating expenses                        18,751,000
                        Restructuring charge                      33,829,000
                        Goodwill impairment                        8,165,000
                                                                 -----------

                                                                 $67,000,000
                                                                 ===========

        The following table and discussion set forth items from the income statement as a percentage of net revenues before the unusual charges for the periods indicated:

                           PERCENTAGE OF NET REVENUES

                                                              Three Months         Nine Months
                                                           Ended September 30   Ended September 30
                                                           ------------------   ------------------
                                                            1996       1997       1996       1997
                                                           ------     ------     ------     ------
        Net Revenues                                        100.0%     100.0%     100.0%     100.0%

        Costs and expenses:
           Cost of sales and related services                21.5       24.2       21.4       23.4
           Operating expenses                                50.8       50.1       50.9       50.9
           General and administrative                         6.2        4.0        6.3        4.2
           Depreciation and amortization                      9.1        8.8        9.0        8.7
           Interest                                           2.7        4.4        3.1        4.1
                                                           ------     ------     ------     ------
              Total costs and expenses                       90.3%      91.5%      90.7%      91.3%
                                                           ------     ------     ------     ------

           Income from operations before income taxes         9.7%       8.5%       9.3%       8.7%
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

        THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

        NET REVENUES. Net revenues increased from $72.0 million for the quarter ended September 30, 1996 to $102.7 million for the same period in 1997, an increase of $30.7 million, or 43%. Same-store net revenues, including net revenues of same-store hospital joint ventures managed by the Company and accounted for under the equity method, increased 9%. Net revenues of same-store hospital joint ventures contributed 3% to this total same-store net revenue growth rate. Following is a discussion of the components of net revenues:

             Sales and Related Services Revenues. Sales and related services revenues increased from $32.1 million for the quarter ended September 30, 1996 to $48.1 million for the same period in 1997, an increase of $16.0 million, or 50%. This increase is primarily attributable to the acquisition of home health care businesses and same-store revenue growth.

             Rentals and Other Revenue. Rentals and other revenues increased from $38.2 million for the quarter ended September 30, 1996 to $52.7 million for the same period in 1997, an increase of $14.5 million or 38%. This increase is primarily attributable to the acquisition of home health care businesses and same-store revenue growth.

             Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures increased from $1.7 million for the quarter ended September 30, 1996 to $1.9 million for the same period in 1997, an increase of $200,000, or 12%. This increase is primarily attributable to net growth in the Company's existing hospital joint ventures.

        COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $15.4 million for the quarter ended September 30, 1996 to $24.8 million for the same period in 1997, an increase of $9.4 million, or 61%. As a percentage of sales and related services revenues, cost of sales and related services increased from 48% to 52%. This increase is attributable to a change in the mix of sales and related services revenues attributable primarily to the acquired home health care businesses.

        OPERATING EXPENSES. Operating expenses increased from $36.6 million for the quarter ended September 30, 1996 to $51.4 million for the same period in 1997, an increase of $14.8 million, or 40%. This increase is primarily attributable to the acquired home health care businesses. As a percentage of revenue, operating expenses decreased from 51% to 50% despite the fact that certain expenses which were classified as general and administrative expenses in the quarter ended September 30, 1996 were classified as operating expenses in the quarter ended September 30, 1997. As a percentage of net revenues, combined operating and general and administrative expenses have decreased from 57% to 54%. This decrease is primarily attributable to operating and general and administrative expense improvement and lower operating expense levels of the acquired home health care businesses.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased from $4.5 million for the quarter ended September 30, 1996 to $4.1 million for the same period in 1997, a decrease of $400,000. This decrease is primarily attributable to the reclassification of certain expenses which were classified as general and administrative for the quarter ended September 30, 1996 but were classified as operating expenses for the quarter ended September 30, 1997. As a percentage of net revenues, combined operating and general and administrative expenses have decreased from 57% to 54%. This decrease is primarily attributable to operating and general and administrative expense improvement and lower operating expense levels of the acquired home health care businesses.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $6.5 million for the quarter ended September 30, 1996 to $9.0 million for the same period in 1997, an increase of $2.5 million. This increase is primarily attributable to the acquired home health care businesses.

        INTEREST. Interest expense increased from $1.9 million for the quarter ended September 30, 1996 to $4.6 million for the same period in 1997, an increase of $2.7 million. The increase is due to additional interest expense associated with increased borrowings used to fund acquisitions of home health care businesses.

        NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

        NET REVENUES. Net revenues increased from $189.5 million for the nine months ended September 30, 1996 to $282.0 million for the same period in 1997, an increase of $92.5 million, or 49%. Same-store net revenues, including net revenues of same-store hospital joint ventures managed by the Company and accounted for under the equity method, increased 10%. Same-store hospital joint ventures contributed 2% of this total same-store growth rate. Following is a discussion of the components of net revenues:

             Sales and Related Services Revenues. Sales and related services revenues increased from $82.9 million for the nine months ended September 30, 1996 to $130.7 million for the same period in 1997, an increase of $47.8 million or 58%. This increase is primarily attributable to the acquired home health care businesses and same-store revenue growth.

             Rentals and Other Revenue. Rentals and other revenues increased from $102.1 million for the nine months ended September 30, 1996 to $146.0 million for the same period in 1997, an increase of $43.9 million, or 43%. This increase is primarily attributable to the acquired home health care businesses and same-store revenue growth.

             Earnings from Joint Ventures. Earnings from joint ventures increased from $4.4 million for the nine months ended September 30, 1996 to $5.3 million for the same period in 1997, an increase of $900,000, or 20%. Of this increase, $700,000 is attributable to net growth in the existing hospital joint ventures. The remainder of the increase is attributable to acquired joint ventures.

        COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $40.5 million for the nine months ended September 30, 1996 to $66.2 million for the same period in 1997, an increase of $25.7 million, or 63%. As a percentage of sales and related services revenues, cost of sales and related services increased from 49% to 51%. This increase is attributable to a change in the mix of sales and related services revenues attributable primarily to the acquired home health care businesses.

        OPERATING EXPENSES. Operating expenses increased from $96.4 million for the nine months ended September 30, 1996 to $143.6 million for the same period in 1997, an increase of $47.2 million, or 49%. This increase is primarily attributable to the acquired home health care businesses. As a percentage of net revenues, operating expenses remained constant at 51% despite the fact that certain expenses which were classified as general and administrative expenses for the nine months ended September 30, 1996 were classified as operating expenses for the nine months ended September 30, 1997. As a percentage of net revenues, combined operating and general and administrative expenses decreased from 57% to 55%. This decrease is primarily attributable to operating and general and administrative expense improvement and lower operating expense levels of the acquired home health care businesses.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased from $12.0 million for the nine months ended September 30, 1996 to $11.8 million for the same period in 1997, a decrease of $200,000. As a percentage of net revenue, general and administrative expenses have decreased from 6% to 4%. This decrease is attributable to the reclassification of certain expenses which were classified as general and administrative for the nine months ended September 30, 1996 but were classified as operating expenses for the nine months ended September 30, 1997. As a percentage of net revenues, combined operating and general and administrative expenses decreased from 57% to 55%. This decrease is primarily attributable to operating and general and administrative expense improvement and lower operating expense levels of the acquired home health care businesses.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $17.1 million for the nine months ended September 30, 1996 to $24.5 million for the same period in 1997, an increase of $7.4 million, or 43%. This increase is primarily attributable to the acquired home health care businesses.

        INTEREST. Interest expense increased from $5.9 million for the nine months ended September 30, 1996 to $11.4 million for the same period in 1997, an increase of $5.5 million. The increase is due to additional interest expense associated with increased borrowings used to fund acquisitions of home health care businesses.

        LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1997, the Company's working capital was $99.4 million and the current ratio was 2.9x as compared to working capital of $84.0 million and a current ratio of 3.4x at December 31, 1996. The Company had current maturities of long-term debt of approximately $9.0 million at September 30, 1997.

        The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable, and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient (i) receiving a new medical therapy or (ii) covered by Medicare or Medicaid. Net patient accounts receivable were $76.1 million and $89.8 million at December 31, 1996 and September 30, 1997, respectively. This increase was primarily attributable to the acquisition of home health care businesses and the same-store revenue growth for the nine months ended September 30, 1997 net of $17.7 million in accounts receivable related charges incurred in the current quarter associated with the restructuring plan as described in Note 2 of the interim financial statements. This represented an average of approximately 93 and 98 days' sales in accounts receivable at December 31, 1996 and September 30, 1997, respectively.

        Net cash provided from operating activities was $5.2 million and $12.1 million for the nine months ended September 30, 1996 and 1997, respectively. These amounts primarily represent net income plus depreciation and amortization and provisions for doubtful accounts and changes in the various components of working capital. Net cash used in investing activities was $90.2 million and $124.6 million for the nine months ended September 30, 1996 and 1997, respectively. These amounts primarily represent acquisitions of home health care businesses and property and equipment additions. Net cash provided from financing activities was $83.1 million and $111.7 million for the nine months ended September 30, 1996 and 1997, respectively. These amounts primarily represent proceeds from the issuance of long-term debt, the issuance of common stock in connection with an equity offering and stock option exercises offset by principal repayments of debt.

        The Company's principal capital requirements are for acquisitions of additional home health care companies and expansion of the services provided through its existing home health care centers. The Company has financed and intends to continue to finance these requirements, its net revenue growth, and working capital needs with net cash provided by operations and with borrowings under the Bank Credit Facility. On June 6, 1997, the Company amended and restated the Bank Credit Facility to increase commitments thereunder to $325.0 million. The Bank Credit Facility includes a $150.0 million five-year term loan and a $175.0 million five-year revolving line of credit. Borrowings under the Bank Credit Facility may be used to finance acquisitions and for other general corporate purposes, subject to the terms and conditions of the credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Bank Credit Facility), plus a margin from 0% to 0.5% and from 0.375% to 1.25%, respectively. The Company's ability to borrow under the Bank Credit Facility terminates on June 6, 2002, subject to exceptions set forth therein. As of September 30, 1997 the weighted average borrowing rate was 6.96%. A commitment fee of up to .375% per annum (.375% as of September 30, 1997) is payable by the Company on the undrawn balance. The interest rate and commitment fee are based on the leverage ratio as defined in the Bank Credit Facility.

        The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of stockholders' equity, leverage ratios and interest coverage ratios. The Bank Credit Facility also contains certain covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interest on the assets of the Company, the payment of dividends on and the redemption or repurchase of securities of the Company, investments, acquisitions, investments in joint ventures, capital expenditures and sales of Company assets. The Company was in compliance with these covenants at September 30, 1997.

        The Company's capital expenditures consist of purchases of home health care rental equipment and routine capital purchases at its regional and corporate offices. Through September 30, 1997, $24.8 million of capital expenditures had been incurred.

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

        Summary

        Management believes that the impact of the Medicare oxygen reimbursement rate reductions contained in the Balanced Budget Act of 1997 will require actions to help assure that available cash, funding available under the Bank Credit Facility and funds generated from operations will be sufficient for the Company to satisfy its capital expenditures, acquisition activities, working capital and debt requirements for the next twelve months. The Company's future operating results could differ materially from those historically achieved or previously projected in forward looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS

              The Office of Inspector General of the Department of Health and Human Services ("OIG") has expanded its auditing of the healthcare industry in an effort to better detect and remedy fraud and abuse and irregularities in Medicare and Medicaid billing. The Company has been notified that the OIG plans to audit the Company for the period of time from 1990 to the present. While management does not believe such an audit will have a material impact on the Company, this matter is in its preliminary stages and its outcome cannot be predicted with certainty.

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

        (B) Reports on Form 8-K. A report on Form 8-K dated September 23, 1997 was filed to report the Company's reorganization efforts in response to the Medicare Oxygen reimbursement rate reductions included in the Balanced Budget Act of 1997. No financial statements were included.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMERICAN HOMEPATIENT, INC.

        November 13, 1997     By: /s/Mary Ellen Rodgers
                                  ----------------------------------------------
                                  Mary Ellen Rodgers
                                  Chief Financial Officer and An Officer Duly
                                  Authorized to Sign on Behalf of the registrant

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBITS
-------        -----------------------


27             Financial Data Schedule (for SEC use only)