Form 10-K
period 1997-12-31
AMERICAN HOMEPATIENT INC
filed 1998-03-23
CIK 879181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
CHECK ONE:

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]
       FOR THE TRANSITION PERIOD FROM ______ TO _____.

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

                          Yes    X          No
                               -----            -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of March 17, 1998 was $315,218,314.

     On March 17, 1998, 14,921,577 shares of the registrant's $0.01 par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
     The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: Portions of the Registrant's definitive proxy materials for its 1998 Annual Meeting of Stockholders.

                                     PART I



ITEM 1.  BUSINESS

                              INTRODUCTORY SUMMARY

     American HomePatient, Inc. (the "Company") was incorporated in Delaware in September 1991. The Company's principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. The Company provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of December 31, 1997, the Company provided these services to patients primarily in the home through 329 centers in 35 states. Since its inception the Company has experienced substantial growth primarily as a result of its strategy of acquiring successful, operating home healthcare businesses and entering into joint venture relationships and strategic alliances with hospitals and hospital systems.


                      MATERIAL 1997 CORPORATE DEVELOPMENTS.

     Medicare Oxygen Reimbursement Reductions and Related Restructuring. In August, Congress enacted and President Clinton signed the Balanced Budget Act of 1997 which will reduce the Medicare reimbursement rate for oxygen related services by 25 percent beginning January 1, 1998, and by another five percent beginning January 1, 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003. American HomePatient is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 23.5 percent of the Company's revenues.

     On September 25, 1997, the Company announced initiatives to aggressively respond to planned Medicare reimbursement reductions by fundamentally reshaping the Company for long-term growth (the "Restructuring"). More than 100 of the Company's total operating and billing locations will be impacted by the planned activities. The specific actions resulted in pre-tax accounting charges in the third quarter of 1997 of $65.0 million due to the closure, consolidation, or scaling back of approximately 20 percent of the Company's total operating centers, the closure or scaling back of nine billing centers, the elimination of four operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 350 employees in the affected operating and billing centers. These activities are expected to be substantially completed by June 1998.

     The $65.0 million pre-tax charges recorded in the third quarter of 1997 specifically related to the write-down of goodwill and other non current assets ($8.2 million), the closure, consolidation, scaling back, or elimination of services at selected locations ($44.8 million), and the negative impact on the remaining operating locations ($12.0 million).

     The write-off of goodwill and other non current assets is required under SFAS No. 121 based upon management's estimate of the impact of the announced Medicare oxygen reimbursement reductions on the Company's continuing operations. Management's projections of future operations considering the reduced reimbursement rates for oxygen related services indicated that the carrying value of goodwill and other non current assets should be written down by $8.2 million.

     The closure, consolidation, scaling back, or elimination of services at more than 100 of the Company's operating and billing centers resulted in the write-off of goodwill and other intangible assets specifically identified with affected locations ($12.2 million), the accrual of estimated employee severance and related exit costs ($6.7 million), the accrual of estimated facility exit costs including future lease costs, the write-off of leasehold improvements, and the write-down of furniture and equipment ($6.1 million), the write-down of accounts receivable to estimated realizable value ($8.7 million), the write-down of inventory to estimated realizable value ($2.2 million), the write-down of rental equipment to estimated realizable value ($2.8 million), the termination of related management contracts ($3.0 million), and other exit costs ($3.1 million). The accounting charges discussed above are recorded in the accompanying 1997 consolidated statements of operations as cost of sales ($2,204,000), operating expenses ($8,729,000), restructuring charge ($33,829,000), and goodwill impairments ($8,165,000).

     Due to the comprehensive nature of this restructuring, including the consolidation of regional responsibilities, refinements and modifications of existing procedures in all locations, reorganization of the field management structure, and additional management attention required to accomplish the restructuring in the desired timeframe, negative impacts are anticipated in the remaining operating businesses relative to realization of accounts receivable, inventories and rental equipment, for which an additional $12.0 million charge was recorded. This accounting charge is recorded in the accompanying 1997 consolidated statements of operations as cost of sales ($3,051,000) and operating expenses ($9,022,000).

     The total accounting charges discussed above are recorded in the accompanying 1997 consolidated statements of operations in the following classifications:

          Cost of sales                                       $   5,255,000
          Operating expenses                                     17,751,000
          Restructuring charge                                   33,829,000
          Goodwill impairments                                    8,165,000
                                                              -------------
                                                              $  65,000,000
                                                              =============

     The expected cash payments related to the restructuring charge accrued on September 25, 1997 were approximately $17.7 million. During the fourth quarter of 1997, $4.1 million was charged against the related accruals as costs were incurred and payments were made. The remaining accrual at December 31, 1997 primarily represents estimated employee severance and related exit costs ($4.1 million), estimated facility exit costs ($4.5 million), termination of management contracts ($3.0 million) and other exit costs ($2.0 million).

     During the fourth quarter of 1997, the following actions occurred related to the restructuring: (i) 323 employees were terminated or notified of upcoming termination in 1998; (ii) 47 operating centers were closed; (iii) 5 billing locations were closed and (iv) 44 operating centers were consolidated, scaled back or eliminated marginal products and services. The Company also drastically reduced and streamlined its field organization during the fourth quarter of 1997. The Company moved from three operating areas with over 20 regions to 11 areas. One of these areas is solely dedicated to the development and operations of the Company's hospital joint venture partnerships.

     Changes to Bank Credit Facility. On June 6, 1997, the Company amended and restated its Bank Credit Facility (the "Bank Credit Facility") to increase commitments thereunder from $225.0 million to $325.0 million. The Bank Credit Facility included a $150.0 million five-year term loan and a $175.0 million five-year revolving line of credit. On December 19, 1997, the Company amended and restated its Bank Credit Facility to increase commitments thereunder from $325.0 million to $400.0 million. The Bank Credit Facility includes a $75.0 million five-year term loan and a $325.0 million five-year revolving line of credit. Borrowings under the Bank Credit Facility may be used to finance acquisitions and for other general corporate purposes, subject to the terms and conditions of the credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     Home Health Care Acquisitions. Effective in December 1997, the Company acquired the stock of National Medical Systems, Inc. ("NMS") for $34.1 million in notes payable to sellers and $9.9 million in assumed liabilities. In February 1998, $33.1 million of the notes payable to sellers was funded from operations and draws on the Bank Credit Facility. NMS consists of 35 centers in Arkansas, Oklahoma and Texas.

     Additionally, effective in 1997, the Company acquired 27 home health care businesses consisting of 63 centers. The aggregate purchase price included cash of $88.2 million, assumed liabilities of $18.2 million and notes payable to sellers of $7.6 million. The cash amounts have been funded from operations and draws on the Bank Credit Facility. Of the 98 centers acquired in 1997, the Company has consolidated 10 centers within other Company locations.

                                    BUSINESS

     The Company provides home health care services and products consisting primarily of respiratory therapy services, infusion therapy services and the rental and sale of home medical equipment and home health care supplies. For the year ended December 31, 1997, such services represented 47%, 18% and 35%, respectively, of net revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. The Company's objective is to be a leading provider of diversified home health care services in the markets in which it operates. Management seeks to establish regional concentrations of centers to develop the market penetration necessary for the Company to be a cost-effective provider of comprehensive home health care services to managed care and other third-party payors.

     The Company has long relied on its five "strategic imperatives" to guide its successful growth. These imperatives have included: (i) growth by acquisition in small to mid-size markets; (ii) building regional density; (iii) development of joint ventures and strategic alliances with major integrated health care delivery systems; (iv) same-store revenue growth, and (v) cost containment.

     In response to the Medicare oxygen reimbursement reductions, the Company has redefined its strategic imperatives. The new imperatives include:

     - Continuing to be an active consolidator in the home health care market to take advantage of the increased acquisition opportunities presented by current market conditions.

     - Maximizing operating leverage by (i) achieving cost-efficiencies, (ii) initiating process and structure improvements at all levels of the Company's operations, and (iii) streamlining field operations to create a new operating model.

     - Accelerating the development of joint ventures and strategic alliances with major hospitals and integrated health care delivery systems.

     - Increasing local market share by focusing on the Company's core product categories of respiratory and infusion services.

     - Continuing the Company's commitment to provide Personal Caring Service, its value system, which keeps quality patient care at the forefront of all activities.

     As of December 31, 1997, the Company provided services to patients primarily in the home through 329 centers in the following 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina,

Tennessee, Texas, Virginia, Washington, and Wisconsin. The Company had approximately 4,800 employees at December 31, 1997.

     The Company has significantly expanded its operations over the past three years through a combination of acquisitions, joint ventures and strategic alliances with integrated health care systems and internal growth. During this period, the Company generated a compound annual growth rate of approximately 63% in net revenues, from $90.2 million in 1994 to $387.3 million in 1997, while expanding from 141 centers in 20 states at December 31, 1994 to 329 centers in 35 states at December 31, 1997.

     The acquisition of home health care companies in both existing and contiguous markets has been a key component of the Company's growth strategy. During 1997, the Company acquired 28 home health care companies, consisting of 98 centers with annualized net revenues of over $110 million, and entered 4 new states. In 1997, the Company continued its strategy of developing joint venture relationships and strategic contractual alliances with hospitals and hospital systems to make the Company a provider of home care services in integrated health care delivery networks. Internal growth in net revenues and operating income has been achieved by expanding the range of services offered, implementing branch level cost controls and aggressively seeking to increase the sources of patient referrals.



SERVICES AND PRODUCTS

     The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of net revenues represented by each line of business for the periods presented:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                              1995        1996       1997
                                                              ----        ----       ----
      Home respiratory therapy services . . . . . . . . .      53%         49%        47%
      Home infusion therapy services . . . . . . . . . . .     20          18         18
      Home medical equipment and medical supplies. . . . .     27          33         35
                                                              ---         ---        ---
                    Total                                     100%        100%       100%
                                                              ===         ===        ===


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

     The respiratory services that the Company provides include the following:

     - Oxygen systems to assist patients with breathing. There are three types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary air to provide a continuous flow of oxygen; (ii) liquid oxygen systems, which are portable, thermally-insulated containers of liquid oxygen; and (iii) high pressure oxygen cylinders, which are used for portability with oxygen concentrators. Oxygen systems are used to treat patients with chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems.

     - Nebulizers to deliver aerosol medications to patients. Nebulizers are used to treat patients with asthma, chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems.

     - Home ventilators to sustain a patient's respiratory function mechanically in cases of severe respiratory failure when a patient can no longer breathe normally.

     - Non-invasive positive pressure ventilation ("NPPV") to provide ventilation support via a face mask for patients with chronic respiratory failure. This therapy enables patients to receive positive pressure ventilation without the invasive procedure of intubation.

     - Continuous positive airway pressure ("CPAP") therapy to force air through respiratory passage-ways during sleep. This treatment is used on adults with obstructive sleep apnea (OSA), a condition in which a patient's normal breathing patterns are disturbed during sleep.

     - Apnea monitors to monitor and to warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome.

     - Home sleep screenings and studies to detect sleep disorders and the magnitude of such disorders.

     The provision of oxygen-related services and systems comprised approximately 56% of the Company's 1997 respiratory revenues with the balance generated from nebulizers and related aerosol medication services, home ventilators, CPAP therapy, home sleep studies and infant apnea monitors. The Company provides respiratory therapy services at all but 8 of its centers, and, until recently, has historically focused its acquisition strategy almost entirely on home respiratory services companies. The Company continues to acquire home respiratory services companies.

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

     Home infusion therapy involves the administration of nutrients, antibiotics and other medications intravenously (into the vein), subcutaneously (under the skin), intramuscularly (into the muscle), intrathecally or epidurally (via spinal routes) or through feeding tubes into the digestive tract. The primary infusion therapy services that the Company provides include the following:

     - Enteral nutrition is the infusion of nutrients through a feeding tube inserted directly into the functioning portion of a patient's digestive tract. This long-term therapy is often prescribed for patients who are unable to eat or to drink normally as a result of a neurological impairment such as a stroke or a neoplasm (tumor).

     - Antibiotic therapy is the infusion of antibiotic medications into a patient's bloodstream typically for two to four weeks to treat a variety of serious infections and diseases.

     - Total parenteral nutrition ("TPN") is the long-term provision of nutrients through central vein catheters that are surgically implanted into patients who cannot absorb adequate nutrients enterally due to a chronic gastrointestinal condition.

     - Pain management involves the infusion of certain drugs into the bloodstream of patients, primarily terminally or chronically ill patients, suffering from acute or chronic pain.

     The Company's other infusion therapies include chemotherapy, hydration, growth hormone and immune globulin therapies. Enteral nutrition services account for approximately 32% of the Company's infusion revenues, while antibiotic therapy, TPN, and pain management and other medications accounted for approximately 27%, 9% and 14%, respectively. The Company's remaining infusion revenues were derived from the provision of infusion nursing services, prescription drug sales and other miscellaneous infusion therapies. Enteral nutrition services are provided at most of the Company's centers, and the Company currently provides other infusion therapies in 85 of its 329 centers. The Company acquired over $27 million in infusion revenues in 1997 and expects to evaluate the acquisitions of selective home infusion services companies primarily in larger markets in 1998 in order to increase net revenues attributable to infusion therapy services.

     Home Medical Equipment and Supplies. The Company provides a full line of equipment and supplies to serve the needs of home care patients. Revenues from home equipment services are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, patient lifts and rehabilitation equipment. In many of the Company's markets, the Company maintains a retail store and showroom where patients may purchase or rent supplies and miscellaneous equipment. The Company benefits from opportunities to provide home medical equipment to its customers who also are receiving respiratory therapy or infusion therapy.

OPERATIONS

     Organization. A major component of the Company's reshaping activities was the reorganization and streamlining of the field structure. Currently, the Company's operations are divided into ten geographic areas, each headed by an area vice president. The Company has also developed an eleventh special area which is specifically dedicated to the operations of the Company's 21 hospital joint ventures. See "Hospital Joint Ventures and Strategic Alliances". Each area vice president oversees the operations of approximately 25 - 35 centers. Management believes this regional organizational structure enhances management flexibility and facilitates communication. Specifically, it provides for a greater focus on local market operations and control at the operating level, while enabling the Company's management to be close to the patients and concentrate on achieving the Company's strategic goals. Area vice presidents focus on cost control, participate in the identification and integration of new acquisitions and assist local management with decision making to improve responsiveness in local markets.

     The Company's centers are typically staffed with a general manager, a business office manager, a director of patient services (normally a registered nurse or respiratory therapist), registered nurses, clinical coordinators, respiratory therapists, service technicians and customer service representatives. In addition, the Company employs a licensed pharmacist in all centers that provide a significant amount of infusion therapy.

     The Company has achieved what management believes is a successful balance between centralized and decentralized management. Management believes that home care is a local business dependent in large part on personal relationships and, therefore, provides the Company's operating managers with a significant degree of autonomy to encourage prompt and effective responses to local market demands. In conjunction with this local operational authority, the Company provides, through its corporate office (the "Support Center"), sophisticated management support, marketing and managed care expertise, sales training and support, product development and financial and information systems that typically are not readily available to independent operators. The Company retains centralized control over those functions necessary to monitor quality of patient care and to maximize operational efficiency. Services performed at the Support

Center level include financial and accounting functions, clinical policy and procedure development, system design and corporate acquisitions and development.

     The Company has moved certain functions previously performed at the Support Center or local level to the area level, such as quality improvement oversight, billing, collections and purchasing, in an effort to maximize efficiencies and performance.

     Commitment to Quality. The Company's quality improvement programs are designed to ensure that its service standards are properly implemented. Management believes that the Company has developed and implemented service and procedure standards that not only comply with, but often exceed, the standards required by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). All of the Company's centers are JCAHO-accredited or are in the process of being reviewed for accreditation from the JCAHO. The Company's goal is for all newly-acquired centers to become accredited within one year of joining the Company. The Company has Quality Advisory Boards at many of its centers, and center general managers conduct quarterly quality improvement reviews. Area quality improvement ("QI") specialists conduct quality compliance audits at each center to ensure compliance with state and federal regulations, JCAHO, FDA and internal standards. The QI specialist also helps train all new clinical personnel on the Company's policies and procedures. The Company's corporate philosophy for service excellence is its Personal Caring Service Promise, which characterizes the Company's standards for quality care and customer service. The Company's Governing Body which consists of the President and Chief Executive Office, Chief Operating Officer, Chief Financial Officer, Senior Vice President of Marketing, Vice President of Clinical & Regulatory Affairs and three Area Vice Presidents meets quarterly to review and oversee the Company's quality assurance and corporate compliance programs. The Personal Caring Service Promise is as follows: We promise to serve our customers with personal caring service. We do this by treating them with dignity and respect, just like members of our own family, giving each of them the individual attention they deserve.

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

     Management Information Systems. Management believes that periodic refinement and upgrading of its management information systems, which permit management to monitor closely the activities of the Company's centers is important to the Company's continuing success. These systems provide monthly budget analyses, financial comparisons to prior periods and comparisons among Company centers, thus enabling management to identify areas for improvement. Medicare and many third-party payor claims are billed electronically, thereby facilitating the collection of accounts receivable. In addition, the Company's financial reporting system monitors certain key data for each center, such as accounts receivable, payor mix, cash collections, net revenues and operating trends. The Company also has focused upon integrating the information systems of acquired centers as a part of its overall integration efforts.

     During 1997, the Company installed a new general ledger system to provide expanded capacity and functionality. In so doing, Year 2000 compliance was also accomplished. Remaining actions for Year 2000 involve primarily upgrading field support software and desktop computers as part of an overall Year 2000 plan. The remaining costs are not material to the Company.

     The Company's Allowable Branch Cost Model(TM) is a productivity tool that allows local and area managers use to track the cost of delivering a specific product or service. The model is currently operating in 198 of the Company's 329 centers representing over 60% of the Company's revenues.

HOSPITAL JOINT VENTURES AND STRATEGIC ALLIANCES

     As of December 31, 1997, the Company had 21 home health care joint ventures with hospitals or hospital systems. The Company intends to continue forming joint ventures with hospitals and hospital systems in order to enter larger markets with reduced financial risk and capitalize on the trend toward integrated health care delivery networks that provide a full range of health care services, including physician services, in-patient hospital care, out-patient surgery, diagnostics and home health care.

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

     The following table lists the Company's hospital joint venture partners and locations:

           HOSPITAL JOINT VENTURE PARTNER                     LOCATION
           ------------------------------                     --------
           Baptist Medical Center                         Columbia, SC
           Baptist Medical Center                         Montgomery, AL
           Baptist Medical System (3 hospitals)           Little Rock, AR
           Baylor Health System (10 hospitals)            Dallas, TX
           Central Carolina Hospital                      Sanford, NC
           Centura Health (6 hospitals)                   Denver, CO
           Columbia/HCA                                   Gainesville, FL
           Columbia/HCA                                   Jackson, TN
           Columbia/HCA (10 hospitals)                    Nashville, TN
           Columbia/HCA (5 hospitals)                     Richmond, VA
           Columbia/HCA                                   Roanoke, VA
           Conway Hospital                                Conway, SC
           East Alabama Medical Center                    Opelika, AL
           Fort Sanders Alliance (5 hospitals)            Knoxville, TN
           Frye Regional Medical Center/Grace             Hickory, Maiden,
             Hospital/Caldwell Memorial                     Morganton, NC
           High Plains Baptist Hospital (2 hospitals)     Amarillo, TX
           Otsego Memorial Hospital                       Gaylord, MI
           Piedmont Medical Center                        Rock Hill, SC
           Spruce Pine Community Hospital                 Spruce Pine, NC
           Tolfree Memorial Hospital                      West Branch, MI
           Wallace Thompson Hospital                      Union, SC

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

     The following table sets forth the percentage of the Company's net revenues from each source indicated for the years presented:

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                             1995        1996        1997
                                                             ----        ----        ----
       Medicare. . . . . . . . . . . . . . . . . . . . .      46%         46%         44%
       Private pay, primarily private insurance. . . . .      42          41          44
       Medicaid. . . . . . . . . . . . . . . . . . . . .      12          13          12
                                                             ---         ---         ---
                     Total                                   100%        100%        100%
                                                             ===         ===         ===


     The Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") created six categories for home medical equipment reimbursement under the Medicare Part B program, for which the Company qualifies. OBRA 1987 also defined whether products would be paid for on a rental or sale basis and established fixed monthly payment rates for oxygen service regardless of the type of service (i.e. concentrators, liquid oxygen, etc.) as well as a 15-month rental ceiling on certain medical equipment. After 15 months of rental, rental payments cease for HME and the Company receives a "maintenance fee" each six months equivalent to one-month's rental. The Omnibus Budget Reconciliation Act of 1990 ("OBRA 1990") made new changes to Medicare Part B reimbursement. The substantive changes relating to OBRA 1990 included a national standardization of Medicare rates for certain equipment categories, which vary slightly state by state and further reductions in amounts paid for HME rentals.

     In August 1993, Congress passed the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993"), which included approximately $56 billion in reimbursement reductions to the Medicare program over the following five years. The specific reimbursement changes that became effective for fiscal 1994 related to the recategorization of certain respiratory products, to the capped rental program, coupled with a reduction in reimbursement rates for these same products.

     In August 1997, President Clinton signed a Balanced Budget Act that will reduce the Medicare reimbursement rate for oxygen by 25% beginning January 1, 1998 and by another 5% beginning January 1, 1999. Medicare oxygen reimbursement rates will be held steady thereafter as Consumer Price Index increases for oxygen and durable medical equipment will not resume until the year 2003. The Medicare oxygen reimbursement reductions affect approximately 23.5% of the Company's net revenues. As a result, the Company announced in September that it will close, consolidate or scale back 20% of its operating centers and nine of its billing centers; and scale back or eliminate marginal products and services for an additional 12% of its locations. The restructuring affected over 100 of the Company's total operating and billing locations.

     The Company's significant growth in net revenues has been accompanied by corresponding growth in net accounts receivable. Net patient accounts receivable at December 31, 1997 were $102.4 million compared to net accounts receivable of $76.1 million at December 31, 1996. The Company attempts to minimize days' sales in outstanding net accounts receivable ("DSO") by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources.

     The table below shows the Company's DSO for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                    1995        1996         1997
                                                    ----        ----         ----
          Days' sales outstanding. . . . .        91 days      93 days      88 days

     The decrease in DSO between 1997 and 1996 is primarily attributable to the accounts receivable reserved in September, 1997 for restructured centers.

     The increase in DSO between 1996 and 1995 is primarily attributable to slightly extended collection time frames for Medicare receivables associated with revised rules regarding physician completion of Certificates of Medical Necessity.

SALES AND MARKETING

     Sales. The Company has recorded strong sales revenue growth over the past three years. However, as part of the Company's fundamental reshaping and in anticipation of the needs of a changing market, it recently reorganized its field sales function to provide greater support for the Company's marketing to its three key "trade channels"--traditional sources (physicians, hospital discharge planners, nursing agencies), strategic alliance/joint ventures and managed care. Local market selling to traditional sources is the primary responsibility of account executives who report directly to a branch general manager. The Company's 1998 sales and marketing plan includes the addition of 50% more selling resources for local sales efforts.

     Managed Care Sales. The Company takes a selective approach to managed care contracts utilizing its local operating and market strengths, supplemented by area and corporate managed care expertise. The Company utilizes the CURE(TM) Report (Comprehensive Utilization Report and Evaluation), the Company's managed care reporting system that provides a detailed accounting of home care utilization and cost indicators to keep managed care organizations informed of physician home care related practice patterns and costs.

     Hospital Joint Ventures and Strategic Alliances Development. The Company has a senior level, experienced operating team to lead its efforts to develop additional hospital joint ventures and strategic alliances as well as to manage and operate new joint ventures. The team also consists of six former key operations managers providing it significant depth in leadership and experience. In targeting hospital joint ventures and strategic alliances, this team markets arrangements to regional and senior executives in hospital systems and the chief executive and financial officers of hospitals. See -- "Hospital Joint Ventures and Strategic Alliances."

     Corporate Marketing Support. The Company's corporate marketing department provides product and services planning and development, market research, marketing communications, public and community relations and educational program development for all of the Company's centers. The Company has primarily expanded services by adding infusion, rehabilitation equipment and services, pediatric and other services as well as repackaging and marketing existing services as branded products, such as the Company's Resource(TM), Aermeds(TM) and EnterCare(TM) programs. Additionally, the Company introduce its new clinical and marketing programs such as NPPV (non-invasive positive pressure ventilators) program designed to treat chronic respiratory failure patients. This therapy provides patients an innovative method of treatment that helps reduce hospitalization and improve the patients' quality of life. The Company has added many new NPPV patients to its patient base during 1997. All marketing programs introduced by the corporate marketing department are designed to meet the needs of the Company's traditional referral sources as well as managed care organizations and integrated health care delivery networks.

COMPETITION

     The home health care industry is rapidly consolidating but remains highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. In addition, there are still relatively few barriers to entry in the local markets served by the Company, and it may encounter substantial competition from new market entrants. Management believes that the competitive factors most important in the Company's lines of business are quality of care and service, reputation with referring sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources, competitive prices, and the range of services offered.

     Third party payors and their case managers actively monitor and direct the care delivered to their beneficiaries. Accordingly, relationships with such payors and their case managers and inclusion within preferred provider and other networks of approved or accredited providers has become a prerequisite, in many cases, to the Company's ability to serve many of the patients treated by it. Similarly, the ability of the Company and its competitors to align themselves with other health care service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services and geographic coverage.

BRANCH LOCATIONS

         Following is a list of the Company's 329 home health care centers as of December 31, 1997.

    ALABAMA            Waterbury         Ottumwa         Joplin            Marion           Lock Haven        Houston(2)
    Alexander City                       Sioux City      Kansas City       Morehead City    McKees Rocks      Irving(a)
    Andalusia          DELAWARE          Waterloo        Kirksville        Morganton(a)     Mt. Pleasant      Lake Jackson
    Birmingham         Dover                             Mexico            Morrisville      Phillipsburg      Laredo
    Dothan             Newark            KANSAS          Mountain Grove    Newland          Philadelphia      Longview
    Fayette            Wilmington        Pittsburg       Osage Beach       Salisbury        Pottsville        Lubbock
    Florence                                             Potosi            Sanford(a)       Sharon            Lufkin
    Foley              FLORIDA           KENTUCKY        Rolla             Spruce Pine(a)   State College     McAllen
    Huntsville         Crawfordville     Bowling Green   Salem             Sylva            Titusville        Mexia
    Mobile             Crystal River     Corbin          Springfield       Wadesboro        Trevose           Mount Pleasant
    Montgomery(a)      Daytona Beach     Danville        St. Louis(2)      Whiteville       Warminster        Nacogdoches
    Opelika(a)         Ft. Lauderdale    Eddyville       St. Robert        Winston-Salem    Waynesboro        Pampa(a)
    Russellville       Ft. Myers         Elizabethtown   Warrensburg                        Warren            Paris
    Sylacauga(a)       Ft. Walton Beach  Florence                          OHIO             York              Pasadena
    Troy               Gainesville(a)    Jackson         NEBRASKA          Bryan                              Pittsburgh
    Tuscaloosa         Jacksonville      Lexington       Omaha             Cambridge        SOUTH CAROLINA    Plainview
                       Leesburg          London                            Chillicothe      Columbia(a)       San Antonio
    ARIZONA            Marianna          Louisville      NEVADA            Cincinnati       Conway(a)         San Angelo
    Bullhead City      Orlando           Mayfield        Boulder City      Columbus         Florence          Temple
    Globe              Panama City       Paducah         Las Vegas(2)      Dayton           Greenville        Texarkana
    Lake Havasu        Pensacola         Pineville       Pahrump           Mansfield        N. Charleston     Tyler
    Phoenix            Port St. Lucie    Somerset                          Maumee           Rock Hill(a)      Victoria
    Safford            Rockledge         Whitley City    NEW JERSEY        Newark           Union(a)          Waco
    Tucson(b)          St. Augustine                     Cranbury          Springfield                        Van
                       Tallahassee       LOUISIANA       Flemington        Twinsburg        TENNESSEE
    ARKANSAS           Tampa             Bogalusa        Cedar Grove       Zanesville       Chattanooga       VIRGINIA
    Batesville                           Hammond                                            Cookeville        Farmville
    Benton             GEORGIA           Slidell         NEW MEXICO        OKLAHOMA         Dayton            Salem(a)
    Berryville         Albany                            Alamogordo        Antlers          Jackson(a)        Onley
    Dardanelle         Americus          MAINE           Albuquerque       Bartlesville     Johnson City      Richmond(a)
    El Dorado(a)       Brunswick         Auburn          Clovis            Claremore        Kingsport         Chesapeake
    Ft. Smith          Camilla           Bangor          Farmington        Enid             Knoxville(a)
    Harrison           Dublin            Rumford         Grants            Grove            Manchester        WASHINGTON
    Hot Springs        Eastman                           Hobbs             Hugo             Nashville(a)      Bremerton
    Jonesboro(2)       Ft. Oglethorpe    MARYLAND        Las Cruces        Lawton           Oak Ridge(a)      Seattle
    Little Rock(a)(2)  Martinez/Augusta  Cumberland      Roswell           Muskogee         Oneida(a)         Tacoma
    Mena               Nashville         Frederick                         McAlester        Rogersville       Yakima
    Mtn. Home          Savannah          Salisbury       NEW YORK          Tulsa            Union City
    Newport            Valdosta                          Albany            Wagoner          Morristown        WISCONSIN
    Rogers             Waycross          MICHIGAN        Buffalo(2)                         Murfreesboro      Burlington
    Paragould                            Detroit         E. Syracuse       OREGON                             Eau Claire
    Pine Bluff         ILLINOIS          Gaylord(a)      Geneva            Eugene           TEXAS             Elkhorn
    Salem              Alsip             West Branch(a)  Marcy             Medford          Abilene           Kenosha
    Springdale         Arlington Heights                 Oneonta                            Amarillo(a)       La Crosse
    Warren             Peoria            MINNESOTA       Skaneateles       PENNSYLVANIA     Austin            Marshfield
                       Springfield       Rochester       Watertown         Bradford         Bay City          Milwaukee
    COLORADO                                             Webster           Brookville       Beaumont          Minocqua
    Cortez             IOWA              MISSISSIPPI     Utica             Burnham          Borger(a)         Monona
    Denver(a)          Cedar Rapids      Tupelo                            Carlisle         Brownwood         Racine
    Durango            Clarinda                          NORTH CAROLINA    Clearfield       Bryan
    Pagosa Springs     Coralville        MISSOURI        Asheboro          Erie             Conroe
                       Davenport         Cameron         Asheville         Everett          Corpus Christi
    CONNECTICUT        Decorah           Columbia        Bakersville       Harrisburg       Dallas(a)(2)
    Brookfield         Des Moines        Festus          Charlotte         Hazelton         Ennis(a)
    Danielson          Dubuque           Florissant      Hickory(a)        Houtzdale        Ft. Worth
    New Britain        Marshalltown      Hannibal        Kannapolis        Johnstown        Hereford
    New Milford        Mason City        Ironton         Maiden(a)         Kane             Harlingen

----------------------------------
(a)  Owned by a joint venture.
(b)  Managed but not owned by the Company.

SUPPLIES AND EQUIPMENT

     The Company purchases medical equipment, drugs, solutions and other materials and leases certain equipment required in connection with the Company's business from many suppliers. The Company has not experienced, and management does not anticipate that the Company will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell supplies or lease equipment to the Company, management believes that other suppliers are available to meet the Company's needs at comparable prices.

INSURANCE

     The Company's professional liability policies are on an occurrence basis and are renewable annually with per claim coverage limits of up to $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1,000,000 per occurrence with a $1,000,000 product liability annual aggregate and a $2,000,000 general liability annual aggregate. The Company also maintains excess liability coverage with a limit of $50,000,000 per occurrence and $50,000,000 in the aggregate. While management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as additional insured, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage. There can be no assurance that any of the Company's insurance will be sufficient to cover any judgments, settlements or cost relating to any pending or future legal proceedings or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. If the insurance carried by the Company is not sufficient to cover any judgments, settlements or cost relating to pending or future legal proceedings, the Company's business and financial condition could be materially, adversely affected.

EMPLOYEES

     The retention of qualified employees is a high priority for the Company. At December 31, 1997, the Company employed approximately 3,700 full-time, 450 part-time and 650 PRN individuals. Of these individuals, approximately 125 were employed at the corporate support center. As of December 31, 1997, approximately 323 employees were terminated or notified of upcoming termination in 1998 as part of the Restructuring. Management believes that the Company's employee relations are good. None of the Company's employees are represented by a labor union.

TRADEMARKS

     The Company owns and uses a variety of marks, including American HomePatient, AerMeds, EnterCare, Resource and Extracare, which have either been registered at the federal or state level, are currently being considered for such registration or are being used pursuant to common law rights.

GOVERNMENT REGULATION

     The Company, as a participant in the healthcare industry, is subject to extensive federal, state and local regulation. The operations of the Company's home health care centers are subject to federal laws covering the repackaging and dispensing of drugs and regulating interstate motor-carrier transportation. Such centers also are subject to state laws governing pharmacies, nursing services and certain types of home health agency activities. Additionally, certain of the Company's employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing. Currently, the Company is licensed as a home health agency in Florida and New York.

     The Company's operations are also subject to a series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") which have been enacted and apply to the Company's operation. Periodic changes have occurred from time to time since the 1987 Act including reimbursement reduction and changes to payment rules.

     As a provider of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of Medicare or Medicaid patients. The Company may also be affected by the federal physician self-referral prohibition, known as the "Stark" law, which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial interest. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, under the theory that such arrangements are designed to induce or to encourage the referral of patients to a particular provider.

     The Company regularly reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations. The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that all service charges falling under Medicare Part B are confirmed with a Certificate for Medical Necessity prescribed by a physician.

     In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers and DME suppliers have received subpoenas and other requests for information in connection with such activities. On February 12, 1998, a subpoena from the Office of Inspector General of the

Department of Health and Human Services ("OIG") was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for Medicare payment. The Company has retained experienced health care counsel to represent it in this connection and intends to fully cooperate. Although the Company's counsel has conducted an initial meeting with governmental officials, this matter is still in its preliminary stages. In addition the Company from time to time receives notices and subpoenas from various governmental agencies concerning their plans to audit the Company or requesting information regarding certain aspects of the Company's business, and the Company cooperates with the various agencies in responding to such requests. While the government has broad authority to enforce applicable laws and regulations, and therefore the scope and outcome of these investigations and inquiries cannot be predicted with certainty, management does not believe at the present time that any pending investigations or inquiries will have a material adverse impact on the Company. As evidence of the past efforts of the Company in successfully working with the government, in 1997 the Company was the recipient of the prestigious Hammer Award by Vice President Al Gore in recognition of the support of the Company in working with the Federal Food and Drug Administration in developing compliance protocols.

     Healthcare law is an area of extensive and dynamic regulatory change. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement by government and third-party payors. There can be no assurance that either the federal, state or local governments will not impose additional regulations upon the Company's activities which might adversely affect the Company's business so that the Company will be unable to comply with all regulations in the geographic areas in which it wishes to commence, or presently conducts its business.

RISK FACTORS

     This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are discussed in other sections on this report.

     Medicare Reimbursement for Oxygen Therapy Services. In 1997 oxygen therapy services reimbursement from Medicare accounted for approximately 23.5% of the Company's revenues. The Balanced Budget Act of 1997, as amended, reduced Medicare reimbursement rates for oxygen and certain oxygen equipment to 75% of their 1997 levels beginning January 1, 1998 and to 70% of their 1997 levels beginning January 1, 1999. In addition, Consumer Price Index increases in Medicare oxygen reimbursement rates will not resume until the year 2003. The Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. Any such reductions could have a material adverse effect on the Company's net revenues and net income. See "Business - Material 1997 Corporate Developments," "Business - Revenues and Collections" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Medicare Reimbursement for Oxygen Therapy Services."

     Dependence on Reimbursement by Third-Party Payors. In 1997, the percentage of the Company's net revenues derived from Medicare, Medicaid and private pay was 44%, 12% and 44%, respectively. The net revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's net revenues. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources, may also affect the Company's net revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Revenues and Collections."

     Role of Managed Care. As managed care assumes an increasingly significant role in markets in which the Company operates, the Company's success will, in part, depend on retaining and obtaining managed care contracts. There can be no assurance that the Company will retain or continue to obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue experiencing downward pressure as a result of payors' efforts to contain or reduce the costs of health care by increasing case management review of services and negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, unless the Company also decreases its cost for providing services and increases higher margin services, it will experience declining profit margins. See "Business."

     Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. Federal laws governing the Company's activities include regulation of the repackaging and dispensing of drugs, Medicare reimbursement and certification and certain financial relationships with physicians and other health care providers. Although the Company intends to comply with all applicable fraud and abuse laws, there can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on the Company's business. The Company is subject to state laws governing Medicaid, professional training, certificates of need, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards. In addition, many of the Company's employees must maintain licenses to provide some of the services offered by the Company. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company's results of operations, financial condition or prospects.

     No Assurance of Successful Integration of Acquisitions or Continued Growth. The Company intends to continue to expand its business through acquisitions of home health care companies, growth in internal net revenues and the formation of additional hospital joint ventures and strategic alliances. There can be no assurance that suitable acquisitions will be identified, that consent from the Company's lenders, where required, will be obtained or that acquisitions will be consummated on acceptable terms. In addition, there can be no assurance that these companies, once acquired, will be integrated successfully into the Company's operations or that any acquisition will not have a material adverse effect upon the Company's results of operations, financial condition or prospects, especially in the fiscal quarters immediately following such transactions. In addition, although the Company intends to expand its business through hospital joint ventures and strategic alliances, there can be no assurance that the Company will be able to maintain such relationships. Finally, there can be no assurance that the Company can increase or maintain growth in net revenues, enter into additional hospital joint ventures and strategic alliances or increase net revenues at existing hospital joint ventures and strategic alliances. The price of the Company's common stock may fluctuate substantially in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Business."

     Management of Growth. As the Company's business develops and expands, the Company may need to implement enhanced operational and financial systems and may require additional employees and management, operational and financial resources. There can be no assurance that the Company will successfully (i) implement and maintain any such operational and financial systems, or (ii) apply the human, operational and financial resources needed to manage a developing and expanding business. Failure to implement such systems successfully and use such resources effectively could have a material adverse effect on the Company's results of Operations, financial condition or prospects. See "Business."

     Competition. The home health care market is highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. Some of the Company's present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company. In addition, there are relatively few barriers to entry in the local markets served by the Company, and it may encounter substantial competition from new market entrants. As the industry consolidates, the Company also faces competition for acquisitions from current and new market participants that could increase acquisition prices or inhibit the Company's acquisition strategy. See "Business - Competition."

     Impact of Health Care Reform. The health care industry continues to undergo dramatic changes. Although proposed federal legislation to impose greater control on health care spending has not been enacted by Congress to date, there can be no assurance that federal health care legislation will not be adopted in the future. Some states are adopting health care programs and initiatives as a replacement for Medicaid. It is also possible that proposed federal legislation will include language which provides incentives to further encourage Medicare recipients to shift to Medicare at-risk managed care programs. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of governmental health care programs or initiatives will not have a material adverse effect on the Company.

     Liability and Adequacy of Insurance. The provision of health care services entails an inherent risk of liability. Certain participants in the home health care industry may be subject to lawsuits which may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance coverage will not arise. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the results of operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to attract patients or to expand its business. See "Business - Insurance."

     Influence of Executive Officers, Directors and Principal Stockholder. On March 20, 1998, the Company's executive officers, directors and principal stockholder, Counsel Corporation ("Counsel"), in the aggregate, beneficially owned approximately 35% of the outstanding shares of the common stock of the Company. As a result of such equity ownership and their positions in the Company, if the executive officers, directors and principal stockholder were to vote all or substantially all of their shares in the same manner, they could significantly influence the management and policies of the Company, including the election of the Company's directors and the outcome of matters submitted to stockholders of the Company for approval. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. The inability to attract and retain qualified personnel could adversely affect the Company's business.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters occupy approximately 31,000 square feet leased in the Parklane Building, Maryland Farms, Brentwood, Tennessee. The lease has a seven year term with base monthly rent of $39,000.

     The Company owns its centers in Tallahassee, Florida, Waterloo, Iowa, Harrisburg, Pennsylvania and North Charleston, South Carolina which consist of approximately 15,000, 35,000, 43,000 and 10,000 square feet, respectively and owns a 50% interest in its center in Little Rock, Arkansas, which consists of approximately 15,000 square feet. The Company leases the operating space required for its remaining 324 home health care centers. A typical center occupies between 2,000 and 6,000 square feet and generally combines showroom, office and warehouse space, with approximately two-thirds of the square footage consisting of warehouse space. Lease terms on most of the leased centers range from three to five years. Management believes that the Company's owned and leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.


ITEM 3.  LEGAL PROCEEDINGS

     As with any health care provider, the Company is engaged in routine litigation incidental to its business and which is not material to the Company. Additionally, in recent years, the health care industry has come under increasing scrutiny from various state and federal regulatory agencies, which are stepping up investigative and enforcement activities. While these activities cannot be predicted with certainty, management does not believe that they will have a material adverse impact on the Company. For a description of these activities, see "Governmental Regulation."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is traded on the Nasdaq National Market System ("NASDAQ Stock Market") under the designation "AHOM". The following table sets forth representative bid quotations of the common stock for each quarter of calendar years 1996 and 1997 as provided by NASDAQ Stock Market. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. In June 1996 the Company effectuated a 3-for-2 split of its common stock.

                                                           BID QUOTATIONS
                                                           --------------
          FISCAL PERIOD                                HIGH                LOW
          -------------                               -----                ---
          1996 1st Quarter                            $26.17             $16.17
          1996 2nd Quarter                            $31.83             $25.33
          1996 3rd Quarter                            $30.38             $19.50
          1996 4th Quarter                            $27.50             $20.00


          1997 1st Quarter                            $28.25             $20.75
          1997 2nd Quarter                            $25.25             $16.75
          1997 3rd Quarter                            $25.50             $16.25
          1997 4th Quarter                            $27.00             $18.50


     On March 17, 1998, there were 650 holders of record of the common stock and the closing bid quotation for the common stock was $21.125 per share, as reported by NASDAQ Stock Market. Most of the Company's stockholders have their holdings in the street name of their broker/dealer.

     The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is prohibited from issuing dividends under its Bank Credit Facility. See - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Pursuant to a Warrant Agreement issued to Robert A. Clasen in 1994 in connection with one of the Company's acquisitions, Mr. Clasen purchased 2,500, 2,500, 1,500 and 1,000 shares of the Company's common stock for $12 per share on January 24, March 13, May 19 and July 21, 1997, respectively. The common stock was issued to Mr. Clasen in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and upon Rule 505 of Regulation D. Less than

$5,000,000 of the Company's common stock was issued and no general solicitation or advertising was made.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL STATEMENTS PRESENTED AND DERIVATION OF INFORMATION

     The following selected financial data below is derived from the audited financial statements of the Company and should be read in conjunction with those statements, including the related notes thereto. The addition of new operations through acquisitions materially affects the comparability of the financial data presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The historical operating data reflects the operations of the Company's home health care business as continuing operations and its long-term care management business as discontinued operations.


                                                                               YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------------
                                                             1993         1994         1995          1996          1997
                                                             ----         ----         ----          ----          ----
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net revenues                                            $   61,315   $   90,185   $   162,371   $   268,348   $    387,277
  Cost of sales and related services, excluding
      depreciation and amortization expense                   13,677       17,445        34,031        58,575         97,418
  Operating expenses                                          31,307       47,081        82,608       138,213        216,532
  General and administrative expenses                          5,520        7,829        11,704        14,664         15,953
  Depreciation and amoritization expense                       4,532        6,656        14,081        23,845         33,736
  Interest expense                                               542        2,132         4,829         8,294         16,494
  Restructuring charge                                            --           --            --            --         33,829
  Goodwill impairment                                             --           --            --            --          8,165
                                                          ----------   ----------   -----------   -----------   ------------
  Total expenses                                              55,578       81,143       147,253       243,591        422,127
                                                          ----------   ----------   -----------   -----------   ------------

  Income (Loss) from continuing operations before taxes        5,737        9,042        15,118        24,757        (34,850)

  Provision (Benefit) for income taxes                         2,254        3,476         6,029         9,556         (8,942)
                                                          ----------   ----------   -----------   -----------   ------------

  Income (Loss) from continuing operations                $    3,483   $    5,566   $     9,089   $    15,201   $    (25,908)
                                                          ==========   ==========   ===========   ===========   ============

  Income (Loss) from continuing operations per
    share - basic                                         $     0.46   $     0.68   $      0.86   $      1.13   $      (1.75)
                                                          ==========   ==========   ===========   ===========   ============

  Income (Loss) from continuing operations per
    share - diluted                                       $     0.45   $     0.67   $      0.84   $      1.10   $      (1.75)
                                                          ==========   ==========   ===========   ===========   ============


  Weighted average shares outstanding - basic              7,621,000    8,131,000    10,550,000    13,473,000     14,839,000
  Weighted average shares outstanding - diluted            7,734,000    8,344,000    10,838,000    13,841,000     14,839,000



                                                                                         DECEMBER 31,
                                                                -------------------------------------------------------------
                                                                1993           1994          1995          1996          1997
                                                                ----           ----          ----          ----          ----
BALANCE SHEET DATA:
  Working capital                                               $14,961      $ 20,848      $ 46,272      $ 84,012      $112,721
  Total assets                                                   60,065       110,965       232,516       395,611       558,366
  Total debt and capital leases, including current portion       17,472        35,908        93,606       149,703       301,324
  Shareholders' equity                                           36,950        58,096       119,431       215,642       194,089

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS ANNUAL REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "ESTIMATES," "MAY," "WILL" AND WORDS OF SIMILAR IMPORT. SUCH STATEMENTS INCLUDE STATEMENTS CONCERNING THE COMPANY'S BUSINESS STRATEGY, ACQUISITION STRATEGY, OPERATIONS, COST SAVINGS INITIATIVES, INDUSTRY, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, EXISTING GOVERNMENT REGULATIONS AND CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS, LEGISLATIVE PROPOSALS FOR HEALTHCARE REFORM, THE ABILITY TO ENTER INTO JOINT VENTURES, STRATEGIC ALLIANCES AND ARRANGEMENTS WITH MANAGED CARE PROVIDERS ON AN ACCEPTABLE BASIS AND CHANGES IN REIMBURSEMENT POLICIES. SUCH STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BECAUSE OF A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K AND THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS THAT ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

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

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                            1995        1996        1997
                                                            ----        ----        ----
         Home respiratory therapy services                   53%         49%          47%
         Home infusion therapy services                      20          18           18
         Home medical equipment and medical supplies         27          33           35
                                                            ---         ---          ---
              Total                                         100%        100%         100%
                                                            ===         ===          ===

     Changes in the Company's business mix over the periods indicated resulted primarily from the increase in medical equipment and medical supplies revenues generated by acquired operations. From 1995 through 1997, the Company acquired 85 home health care companies (17, 40 and 28 companies in 1995, 1996 and 1997, respectively). The Company's goal is to maintain a diversified offering of home health care services, including a higher percentage of infusion therapy services than it has currently in order to provide the comprehensive array of services that managed care organizations are likely to require.

     The Company continues to implement a variety of initiatives designed to lower its costs. The Company is currently focused upon: (i) leveraging corporate purchasing agreements to reduce supply and equipment costs, (ii) consolidating same-market and overlapping centers; (iii) decreasing collection periods and associated billing costs; and (iv) moving certain functions to the area level.

     The Company reports its net revenues as follows: (i) sales and related services; (ii) rentals and other; and (iii) earnings from joint ventures. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. The majority of the Company's hospital joint ventures are not consolidated for financial statement reporting purposes. Earnings from hospital joint ventures represent the Company's equity in earnings from unconsolidated hospital joint ventures and management and administrative fees for unconsolidated joint ventures. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Operating expenses include operating center labor costs, delivery expenses, selling costs, occupancy costs, costs related to rentals other than depreciation, billing center costs, provision for doubtful accounts and other operating costs. General and administrative expenses include corporate and area management expenses and costs.

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

MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

     The Balanced Budget Act of 1997 will reduce the Medicare oxygen reimbursement rates by 25 percent beginning January 1, 1998, and by another five percent beginning January 1, 1999. In addition, Consumer Price Index increases in Medicare oxygen reimbursement rates will not resume until the year 2003. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 23.5 percent of the Company's revenues.

     On September 25, 1997, the Company announced initiatives to respond to the Medicare oxygen reimbursement reductions by fundamentally reshaping the Company for long-term growth. The Restructuring impacted more than 100 of the Company's total operating and billing centers. Specific actions resulted in pre-tax accounting charges of $65.0 million due to the closure, consolidation, or scaling down of approximately 20 percent of the Company's operating centers, the closure or scaling back of nine billing centers, the elimination of four operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 350 employees.

RESULTS OF OPERATIONS

     The Company's net revenues from continuing operations have grown at a compound annual growth rate of approximately 63% during the period from January 1, 1994 through December 31, 1997. In addition, since 1991, the Company has expanded its operations from 24 home health care centers in four states to 329 home health care centers in 35 states. This growth has been achieved through a combination of internal growth, acquisitions, start-up operations, hospital joint ventures and strategic alliances. The Company acquired 81, 101 and 98 centers during 1995, 1996 and 1997, respectively. Throughout this expansion, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") has remained constant at 21% of revenues.

     As more fully discussed in "Material 1997 Corporate Developments" and Note 3 of the December 31, 1997 consolidated financial statements, the Company recorded $65.0 million of accounting charges in the quarter ended September 30, 1997 related to the Medicare oxygen reimbursement reductions and related restructuring. In addition to the $65.0 million charge, the Company also recorded $2.0 million of unusual charges in the third quarter of 1997 as follows: (i) the Company finalized the results of physical inventory counts for certain acquired locations primarily in Oklahoma and Texas and recorded a charge to income of $1.0 million, and (ii) in connection with the Company's analysis of locations during the planning for the restructuring discussed above, management determined that an additional charge of $1.0 million was required to appropriately state the required franchise tax accrual.

     The impact of these charges on the various classifications within the consolidated statements of operations is as follows:

            Cost of sales                                      $  6,255,000
            Operating expenses                                   18,751,000
            Restructuring charge                                 33,829,000
            Goodwill impairment                                   8,165,000
                                                               ------------

                                                               $ 67,000,000
                                                               ============

     Due to the comprehensive restructuring and reshaping program that occurred in the fourth quarter of 1998, the Company purposefully slowed its pace of acquisitions during the quarter and experienced higher than normal operating expenses in select markets. Concurrently, it completely revamped its field management structure and eliminated an entire layer of management. These activities adversely affected the financial results for the fourth quarter.

     The following table and discussion set forth items from the income statement as a percentage of net revenues before the 1997 unusual charges for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                                      1995       1996       1997
                                                                      ----       ----       ----
Net revenues                                                          100%       100%       100%
Cost of sales and related services, excluding depreciation and
     amortization expense                                              21         22         24
Operating expenses                                                     51         52         51
General and administrative expense                                      7          5          4
Depreciation and amortization expense                                   9          9          9
Interest expense                                                        3          3          4
                                                                      ----       ----       ----
             Total expenses                                            91         91         92
                                                                      ----       ----       ----
Income from operations before taxes                                     9          9          8
Provision for income taxes                                              3          3          3
                                                                      ----       ----       ----
             Income from operations                                     6          6          5
                                                                      ====       ====       ====
OTHER DATA:
EBITDA                                                                 21%        21%        21%

     Historically, the Company reported same-store growth. Due to the restructuring activity that occurred during the fourth quarter of 1997, the Company determined that internal growth is a more accurate representation of revenue growth than same-store growth. The Company has moved to an internal growth calculation which still reflects the strength of operations excluding acquired revenues.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     The operations of acquired centers are included in the operations of the Company from the effective date of each acquisition. Because of the substantial acquisition activity, the comparison of the results of operations between 1997 and 1996 is materially impacted by the operations of these acquired businesses.

     NET REVENUES. Net revenues increased from $268.3 million in 1996 to $387.3 million in 1997, an increase of $119.0 million, or 44%. The Company estimates that $94.0 million of this increase in net revenues is attributable to the acquired businesses. The remainder of the increase is primarily attributable to internal revenue growth generated through the Company's sales and marketing efforts. Internal revenue growth, including net revenues of hospital joint ventures managed by the Company and accounted for under the equity method, was 13% for 1997. Following is a discussion of the components of net revenues:

          Sales and Related Services Revenues. Sales and related services revenues increased from $119.3 million in 1996 to $180.2 million in 1997, an increase of $60.9 million, or 51%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth.

          Rentals and Other Revenues. Rentals and other revenues increased from $142.7 million in 1996 to $200.3 million in 1997, an increase of $57.6 million, or 40%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth.

          Earnings from Joint Ventures. Earnings from joint ventures increased from $6.4 million in 1996 to $6.9 million in 1997, an increase of $500,000, which was primarily attributable to internal growth, acquired and newly-formed joint ventures. Internal revenue growth of joint ventures was 23% in 1997 compared to 1996, increasing the Company's total internal revenue growth rate by 1%.

     COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $58.6 million in 1996 to $91.2 million in 1997, an increase of $32.6 million, or 56%. This increase was primarily attributable to acquisitions. As a percentage of sales and related services revenues, cost of sales and related services increased from 49% in 1996 to 51% in 1997. This percentage increase was attributable to the change in the mix of sales and related service revenues primarily attributable to the acquired home health care businesses.

     OPERATING EXPENSES. Operating expenses increased from $138.2 million in 1996 to $197.8 million in 1997, an increase of $59.6 million, or 43%. This increase was primarily attributable to increased costs associated with the Company's increased net revenues. As a percentage of net revenues, operating expenses decreased from 52% in 1996 to 51% in 1997. During the fourth quarter of 1997, operating expenses were higher than budgeted primarily due to the reorganization of the field management structure and management's focus on implementing the restructuring plan. The higher operating expenses were partially offset by the improvement in bad debt expense. Bad debt expense as a percentage of net revenue decreased from 4.3% in 1996 to 3.3% in 1997 as a result of the Company's increased focus on accounts receivable management.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $14.7 million in 1996 to $16.0 million in 1997, an increase of $1.3 million, or 9%. As a percentage of net revenues, general and administrative expenses decreased from 5% in 1996 to 4% in 1997 as a result of a larger base of revenues to which to spread the general and administrative expenses. The larger base of revenues is due to internal growth and acquisitions.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased from $23.8 million in 1996 to $33.7 million in 1997, an increase of $9.9 million. This increase was primarily attributable to depreciation expense and the amortization of goodwill recorded in connection with acquisitions.

     INTEREST EXPENSE. Interest expense increased from $8.3 million in 1996 to $16.5 million in 1997, an increase of $8.2 million. This increase was attributable to interest expense on increased borrowings under the Bank Credit Facility to fund acquisitions of home healthcare business during 1996 and 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     The operations of acquired centers are included in the operations of the Company from the effective date of each acquisition. Because of the substantial acquisition activity, the comparison of the results of operations between 1996 and 1995 is materially impacted by the operations of these acquired businesses.

     NET REVENUES. Net revenues increased from $162.4 million in 1995 to $268.3 million in 1996, an increase of $105.9 million, or 65%. The Company estimates that $97.0 million of this increase in net revenues is attributable to the acquired businesses. The remainder of the increase is primarily attributable to Same-store growth generated through the Company's sales and marketing efforts. Same store growth, including net revenues of hospital joint ventures managed by the Company and accounted for under the equity method, was 9% for 1996. Following is a discussion of the components of net revenues:

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

          Earnings from Joint Ventures. Earnings from joint ventures increased from $4.0 million in 1995 to $6.4 million in 1996, an increase of $2.4 million. Of this increase, $1.2 million was attributable to acquired and newly-formed joint ventures and $1.2 million was attributable to growth in the Company's existing joint ventures. Same-store revenue growth of joint ventures was 37% in 1996 compared to 1995, increasing the Company's total Same-store revenue growth rate by 4%.

     COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $34.0 million in 1995 to $58.6 million in 1996, an increase of $24.6 million, or 72%. This increase was primarily attributable to acquisitions. As a percentage of sales and related services revenues, cost of sales and related services increased from 48% in 1995 to 49% in 1996. This percentage increase was attributable to the change in mix of sales and related service revenues primarily attributable to the acquired home health care businesses.

     OPERATING EXPENSES. Operating expenses increased from $82.6 million in 1995 to $138.2 million in 1996, an increase of $55.6 million, or 67%. This increase was primarily attributable to increased costs associated with the Company's increased net revenues. As a percentage of net revenues, operating expenses increased from 51% in 1995 to 52% in 1996. Even though field operating expenses remained constant as a percentage of net revenues, slightly higher bad debt expense as a percentage of net revenue was the primary factor contributing to the overall operating expense percentage increase.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $11.7 million in 1995 to $14.7 million in 1996, an increase of $3.0 million, or 26%. This increase was primarily attributable to increases in personnel expenses associated with providing support for acquisitions and continued growth. As a percentage of net revenues, general and administrative expenses decreased from 7% in 1995 to 5% in 1996.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased from $14.1 million in 1995 to $23.8 million in 1996, an increase of $9.7 million, or 69%. This increase was primarily attributable to depreciation expense and the amortization of goodwill recorded in connection with acquisitions.

     INTEREST EXPENSE. Interest expense increased from $4.8 million in 1995 to $8.3 million in 1996, an increase of $3.5 million. This increase was due to interest expense on increased borrowings used under the Bank Credit Facility to fund acquisitions of home health care businesses during 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had current assets of $170.8 million and current liabilities of $58.1 million, resulting in working capital of $112.7 million and a current ratio of 2.9x. This compares to working capital of $84.0 million and a current ratio of 3.4x at December 31, 1996.

     The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company's accounts receivables are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $76.1 million and $102.4 million at December 31, 1996 and December 31, 1997, respectively. This increase is primarily attributable to the acquisitions of home health care businesses and the internal revenue growth net of the $17.7 million in accounts receivable related charges associated with the Medicare oxygen reimbursement reduction response. Average days' sales in accounts receivable was approximately 93 and 88 days' sales outstanding at December 31, 1996, and December 31, 1997, respectively. The decrease is primarily attributable to the accounts receivable reserved in September, 1997 for restructured centers.

     Net cash provided by operating activities increased from $13.2 million in 1996 to $14.3 million in 1997, an increase of $1.1 million. Net cash used in investing activities increased from $116.2 million in 1996 to $134.1 million in 1997, an increase of $17.9 million. Acquisition expenditures increased from $93.8 million in 1996 to $103.3 million in 1997, an increase of $9.5 million. Capital expenditures increased from $21.2 million in 1996 to $32.5 million in 1997, an increase of $11.3 million. Net cash provided from financing activities increased from $106.1 million in 1996 to $124.6 million in 1997, an increase of $18.5 million. The cash provided from financing activities in 1997 primarily related to proceeds from the Bank Credit Facility, while $68.5 million of the proceeds in 1996 were provided from a public sale of Company stock.

     The Company's principal capital requirements are for acquisitions of additional home health care companies and expansion of the services provided through its existing home health care centers. The Company has financed and intends to continue to finance these requirements, its net revenue growth, and working capital needs with net cash provided by operations and with borrowings under the Bank Credit Facility. On June 6, 1997, the Company amended and restated its Bank Credit Facility to increase commitments thereunder from $225.0 million to $325.0 million. On December 19, 1997, the Company amended and restated its Bank Credit Facility to increase commitments thereunder from $325.0 million to $400.0 million. The Bank Credit Facility currently includes a $75.0 million five-year term loan and a $325.0 million revolving line of credit. Borrowings under the Bank Credit Facility may be used to finance acquisitions and for other general corporate purposes, subject to the terms and conditions of the credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Bank Credit Facility), plus a margin from 0% to 0.625% and from 0.375% to 1.375%, respectively. The Company's ability to borrow under the Bank Credit Facility terminates on December 16, 2002, subject to exceptions set forth therein. As of December 31, 1997, the total loans outstanding under the Bank Credit Facility was approximately $255.4 million and the weighted average borrowing rate was 7.029%. A commitment fee of up to 0.375% per annum (0.375% as of December 31, 1997) is payable by the Company on the undrawn balance. The interest rate and commitment fee vary depending on the Company's leverage ratio, as defined in the Bank Credit Facility.

     The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of leverage, shareholders' equity, debt-to-equity ratios and interest coverage ratios. The Bank Credit Facility also contains certain covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interests on the assets of the Company, the payment of dividends on and the redemption or repurchase of securities of the Company, investments, acquisitions, investments in joint ventures, capital expenditures and sales of Company assets. The Company must generally obtain bank consent for any single acquisition with an aggregate purchase price of $30.0 million or more, and any acquisition which, when combined with all acquisitions completed in the prior 12 months, exceeds $100.0 million and certain other transactions. The Company was in compliance with the covenants at December 31, 1997.

IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards, "Earnings per Share" ("SFAS 128") has been issued effective for fiscal years ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company adopted SFAS No. 128 in the fourth quarter of 1997 and restated all prior year earnings per share.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") has been issued effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company is required to adopt the provisions of SFAS 130 in 1998 and does not expect adoption thereof to have a material effect on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") has been issued effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is required to adopt the provisions of SFAS 131 in the fourth quarter of 1998 and does not expect adoption thereof to have a material effect on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements are contained on pages 40 through 74 of this Report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement dated April 8, 1998 ("Proxy Statement") for the annual meeting of stockholders to be held on May 28, 1998.


ITEM 11. EXECUTIVE COMPENSATION

     Executive compensation information is incorporated by reference to the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership of certain beneficial owners and management information is incorporated by reference to the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions of the Company is incorporated by reference to the Proxy Statement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are contained on pages 40 through 74 of this Report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement dated April 8, 1998 ("Proxy Statement") for the annual meeting of stockholders to be held on May 28, 1998.


ITEM 11. EXECUTIVE COMPENSATION

         Executive compensation information is incorporated by reference to the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security ownership of certain beneficial owners and management information is incorporated by reference to the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions of the Company is incorporated by reference to the Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.



FINANCIAL STATEMENTS
                                                                         FORM 10-K PAGES
                                                                         ---------------
      Report of Independent Public Accountants                                 41
      Consolidated Balance Sheets, December 31, 1996 and 1997                42 - 43
      Consolidated Statements of Operations for the Years Ended
           December 31, 1995, 1996, and 1997                                 44 - 45
      Consolidated Statements of Shareholders' Equity for
           the Years Ended December 31, 1995, 1996, and 1997                 46 - 48
      Consolidated Statements of Cash Flows for the Years
           Ended December 31, 1995, 1996, and 1997                           49 - 51
      Notes to Consolidated Financial Statements,
           December 31, 1997                                                 52 - 74

FINANCIAL STATEMENT SCHEDULES

          Report of Independent Public Accountants                          S-1
          Schedule II -- Valuation and Qualifying Accounts                  S-2


EXHIBITS

         The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the financial statement schedules.

REPORTS ON FORM 8-K DURING THE LAST QUARTER OF THE YEAR ENDED DECEMBER 31, 1997.

         None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERICAN HOMEPATIENT, INC.



                                        /s/EDWARD K. WISSING
                                        ---------------------------------------
                                        Edward K. Wissing, President and
                                        Chief Executive Officer and Director




                                        /s/MARY ELLEN RODGERS
                                        ---------------------------------------
                                        Mary Ellen Rodgers
                                        Chief Financial Officer

Date: March 20, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Morris Perlis                           Chairman              March 20, 1998
----------------------------------
         Morris A. Perlis


/s/Allan Silber                            Director              March 20, 1998
----------------------------------
         Allan C. Silber


/s/Henry T. Blackstock                     Director              March 20, 1998
----------------------------------
         Henry T. Blackstock


/s/Joseph Furlong III                      Director              March 20, 1998
----------------------------------
         Joseph Furlong III


/s/Thomas Dattilo                          Director              March 20, 1998
----------------------------------
         Thomas Dattilo


/s/Edward Sonshine                         Director              March 20, 1998
----------------------------------
         Edward Sonshine


/s/Mark Manner                             Director              March 20, 1998
----------------------------------
         Mark Manner


/s/Edward K. Wissing                       Chief Executive       March 20, 1998
----------------------------------         Officer
         Edward K. Wissing


/s/Mary Ellen Rodgers                      Chief Financial       March 20, 1998
----------------------------------         Officer and
         Mary Ellen Rodgers                Chief Accounting
                                           Officer

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


       CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996

                                  TOGETHER WITH

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To American HomePatient, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN HOMEPATIENT, INC. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American HomePatient, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Arthur Andersen LLP



Nashville, Tennessee
February 23, 1998

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                  ASSETS                                      1997            1996
              -------------                               ------------   -------------
CURRENT ASSETS:
    Cash and cash equivalents                             $ 12,050,000    $  7,299,000
    Restricted cash                                             50,000         425,000
    Accounts receivable, less allowance for doubtful
       accounts of $43,862,000 and $18,755,000,
       respectively                                        114,386,000      79,460,000
    Inventories                                             25,824,000      21,921,000
    Prepaid expenses and other assets                        1,423,000       1,353,000
    Income tax receivable                                    8,099,000         872,000
    Deferred tax asset                                       8,998,000       7,470,000
                                                          ------------    ------------
          Total current assets                             170,830,000     118,800,000
                                                          ------------    ------------

PROPERTY AND EQUIPMENT, at cost:                           146,803,000      95,254,000
    Less accumulated depreciation and amortization         (66,729,000)    (38,384,000)
                                                          ------------    ------------
          Net property and equipment                        80,074,000      56,870,000
                                                          ------------    ------------
OTHER ASSETS:
    Excess of cost over fair value of net assets
       acquired, net                                       262,294,000     198,193,000
    Investment in joint ventures                            14,974,000      12,405,000
    Deferred financing costs, net                            3,967,000       2,761,000
    Other assets                                            26,227,000       6,582,000
                                                          ------------    ------------
          Total other assets                               307,462,000     219,941,000
                                                          ------------    ------------
                                                          $558,366,000    $395,611,000
                                                          ============    ============




                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                   (Continued)


   LIABILITIES AND SHAREHOLDERS' EQUITY                        1997           1996
   ------------------------------------                   ------------   ------------
CURRENT LIABILITIES:
  Current portion of long-term debt and capital leases     $  9,361,000   $ 10,245,000
  Trade accounts payable                                     13,484,000      8,698,000
  Other payables                                              1,343,000        775,000
  Accrued expenses:
     Payroll and related benefits                             9,553,000      6,672,000
     Restructuring accrual                                   13,604,000             --
     Other                                                   10,764,000      8,398,000
                                                           ------------   ------------
        Total current liabilities                            58,109,000     34,788,000
                                                           ------------   ------------
NONCURRENT LIABILITIES:
  Long-term debt and capital leases, less
     current portion                                        291,963,000    139,458,000
  Deferred tax liabilities                                    2,046,000      4,578,000
  Other noncurrent liabilities                               12,159,000      1,145,000
                                                           ------------   ------------
        Total noncurrent liabilities                        306,168,000    145,181,000
                                                           ------------   ------------
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized, 5,000,000
     shares; none issued and outstanding                             --             --
  Common stock, $.01 par value; authorized, 35,000,000
     shares; issued and outstanding, 14,901,000 and
     14,677,000 shares, respectively                            149,000        147,000
  Paid-in capital                                           171,133,000    166,780,000
  Retained earnings                                          22,807,000     48,715,000
                                                           ------------   ------------
        Total shareholders' equity                          194,089,000    215,642,000
                                                           ------------   ------------
                                                           $558,366,000   $395,611,000
                                                           ============   ============






    The accompanying notes are an integral part of these consolidated balance sheets.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                        1997           1996            1995
                                                    -----------    -------------   ------------
REVENUES:
    Sales and related service revenues              $180,176,000    $119,266,000    $ 70,240,000
    Rentals and other revenues                       200,251,000     142,660,000      88,170,000
    Earnings from joint ventures                       6,850,000       6,422,000       3,961,000
                                                    ------------    ------------    ------------
              Total revenues                         387,277,000     268,348,000     162,371,000
                                                    ------------    ------------    ------------
EXPENSES:
    Cost of sales and related services, excluding
      depreciation and amortization                   97,418,000      58,575,000      34,031,000
    Operating                                        216,532,000     138,213,000      82,608,000
    General and administrative                        15,953,000      14,664,000      11,704,000
    Depreciation and amortization                     33,736,000      23,845,000      14,081,000
    Interest                                          16,494,000       8,294,000       4,829,000
    Restructuring charge                              33,829,000              --              --
    Goodwill impairment                                8,165,000              --              --
                                                    ------------    ------------    ------------
              Total expenses                         422,127,000     243,591,000     147,253,000
                                                    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                    (34,850,000)     24,757,000      15,118,000
                                                    ------------    ------------    ------------
PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                           (5,979,000)      8,866,000       7,378,000
    Deferred                                          (2,963,000)        690,000      (1,349,000)
                                                    ------------    ------------    ------------
                                                      (8,942,000)      9,556,000       6,029,000
                                                    ------------    ------------    ------------
NET INCOME (LOSS)                                   $(25,908,000)   $ 15,201,000    $  9,089,000
                                                    ============    ============    ============




                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   (Continued)



                                            1997          1996            1995
                                        -----------    -----------    ------------
NET INCOME (LOSS) PER COMMON SHARE -

  BASIC                                 $     (1.75)   $      1.13    $       .86
                                        ===========    ===========    ===========
  DILUTED                               $     (1.75)   $      1.10    $       .84
                                        ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING -

  BASIC                                  14,839,000     13,473,000     10,550,000
                                        ===========    ===========    ===========
  DILUTED                                14,839,000     13,841,000     10,838,000
                                        ===========    ===========    ===========






   The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                       COMMON STOCK
                                                 -----------------------      PAID-IN        RETAINED
                                                   SHARES        AMOUNT       CAPITAL        EARNINGS        TOTAL
                                                 ----------     --------    -----------    -----------   ------------
BALANCE, DECEMBER 31, 1994                        8,375,204     $ 83,000    $33,588,000    $24,425,000   $ 58,096,000
                                                 ----------     --------    -----------    -----------   ------------
   Issuance of shares through exercise of
      employee stock options                        362,475        5,000      3,468,000             --      3,473,000
   Issuance of shares through employee stock
      purchase plan                                  26,486           --        245,000             --        245,000
   Tax benefit of stock options exercised                --           --      1,297,000             --      1,297,000
   Issuance of shares, net of issuance costs      2,722,500       27,000     47,204,000             --     47,231,000
   Net income                                            --           --             --      9,089,000      9,089,000
                                                 ----------     --------    -----------    -----------   ------------
BALANCE, DECEMBER 31, 1995                       11,486,665     $115,000    $85,802,000    $33,514,000   $119,431,000
                                                 ----------     --------    -----------    -----------   ------------



                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   (Continued)

                                                      COMMON STOCK
                                                -----------------------      PAID-IN       RETAINED
                                                  SHARES        AMOUNT       CAPITAL       EARNINGS        TOTAL

BALANCE, DECEMBER 31, 1995                      11,486,665     $115,000   $ 85,802,000    $33,514,000   $119,431,000
                                                ----------     --------   ------------    -----------   ------------
   Issuance of shares through exercise of
      employee stock options                       168,004        2,000      1,981,000           --        1,983,000
   Issuance of shares through employee
      stock purchase plan                           34,007           --        423,000           --          423,000
   Issuance of shares through exercise
      of stock warrants                             66,600           --        516,000           --          516,000
   Issuance of shares in connection with an
      acquisition                                  446,460        5,000     11,603,000           --       11,608,000
   Tax benefit of stock options exercised               --           --        450,000           --          450,000
   Issuance of shares, net of issuance
      costs                                      2,475,000       25,000     66,005,000           --       66,030,000
   Net income                                           --           --             --     15,201,000     15,201,000
                                                ----------     --------   ------------    -----------   ------------
BALANCE, DECEMBER 31, 1996                      14,676,736     $147,000   $166,780,000    $48,715,000   $215,642,000
                                                ==========     ========   ============    ===========   ============



                                  (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   (Continued)


                                                      COMMON STOCK
                                                -----------------------       PAID-IN        RETAINED
                                                  SHARES        AMOUNT        CAPITAL        EARNINGS           TOTAL
                                                ----------     --------    ------------     -----------     ------------
BALANCE, DECEMBER 31, 1996                      14,676,736     $147,000    $166,780,000    $ 48,715,000     $215,642,000
                                                ==========     ========    ============    ============     ============
   Issuance of shares through exercise of
      employee stock options                       184,862        2,000       3,125,000              --        3,127,000
   Issuance of shares through employee
      stock purchase plan                           32,152           --         608,000              --          608,000
   Issuance of shares through exercise
      of stock warrants                              7,500           --          90,000              --           90,000
   Tax benefit of stock options exercised               --           --         530,000              --          530,000
   Net loss                                             --           --              --     (25,908,000)     (25,908,000)
                                                ----------     --------    ------------    ------------     ------------
BALANCE, DECEMBER 31, 1997                      14,901,250     $149,000    $171,133,000    $ 22,807,000     $194,089,000
                                                ==========     ========    ============    ============     ============




   The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                  1997           1996            1995
                                                              ------------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $(25,908,000)   $ 15,201,000    $  9,089,000
   Adjustments to reconcile net income (loss) to net
      cash provided from operating activities:
        Depreciation and amortization                           33,736,000      23,845,000      14,081,000
        Equity in earnings of unconsolidated joint ventures     (3,476,000)     (3,375,000)     (2,138,000)
        Deferred income taxes                                   (2,963,000)        690,000      (1,349,000)
        Minority interest                                          244,000         161,000         135,000
        Goodwill impairment and write-off                       20,411,000              --              --
        Other non-cash charges                                  44,589,000              --              --

   Change in assets and liabilities, net of acquisitions:
        Restricted cash                                            375,000         (50,000)             --
        Accounts receivable, net                               (31,944,000)    (14,920,000)     (5,956,000)
        Inventories                                               (999,000)     (2,303,000)     (1,370,000)
        Prepaid expenses and other assets                          416,000         348,000        (573,000)
        Income tax receivable                                   (8,520,000)       (940,000)             --
        Trade accounts payable, accrued expenses and
           other current liabilities                            (5,982,000)     (4,196,000)     (6,889,000)
        Restructuring accrual                                   (4,108,000)             --              --
        Deferred costs                                             (51,000)        (30,000)        (55,000)
        Other assets and liabilities                            (1,475,000)     (1,281,000)        158,000
                                                              ------------    ------------    ------------
                   Net cash provided from operating
                       activities                               14,345,000      13,150,000       5,133,000
                                                              ------------    ------------    ------------




                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   (Continued)


                                                             1997             1996             1995
                                                        -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                   $(103,289,000)   $ (93,800,000)   $ (94,353,000)
   Additions to property and equipment, net               (32,530,000)     (21,157,000)     (13,964,000
   Distributions to minority interest owners                 (166,000)         (65,000)        (135,000)
   Distributions from (advances to) unconsolidated
       joint ventures, net                                  1,839,000       (1,193,000)         240,000
                                                        -------------    -------------    -------------
          Net cash used in investing activities          (134,146,000)    (116,215,000)    (108,212,000)
                                                        -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred financing costs                                (1,859,000)      (1,299,000)      (1,255,000)
   Proceeds from long-term debt                           133,766,000       47,196,000       56,765,000
   Principal payments on debt and capital leases          (10,228,000)      (8,286,000)      (2,614,000)
   Proceeds from sale of stock, net of issuance costs       2,873,000       68,529,000       50,703,000
                                                        -------------    -------------    -------------
          Net cash provided from financing activities     124,552,000      106,140,000      103,599,000
                                                        -------------    -------------    -------------



                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   (Continued)


                                                1997         1996         1995
                                            -----------   ----------   ----------
INCREASE IN CASH AND CASH EQUIVALENTS       $ 4,751,000   $3,075,000   $  520,000

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                     7,299,000    4,224,000    3,704,000
                                            -----------   ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD    $12,050,000   $7,299,000   $4,224,000
                                            ===========   ==========   ==========

SUPPLEMENTAL INFORMATION:
    Cash payments of interest               $16,675,000   $8,042,000   $4,171,000
                                            ===========   ==========   ==========
    Cash payments of income taxes           $ 2,985,000   $9,866,000   $9,573,000
                                            ===========   ==========   ==========




In connection with the acquisitions of home health care businesses, the Company issued 446,460 shares of common stock in 1996, and debt of $41.7 million, $22.4 million, and $13.5 million in 1997, 1996 and 1995, respectively.


   The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


  1.  ORGANIZATION AND BACKGROUND

      American HomePatient, Inc. and subsidiaries (the "Company" or "American HomePatient") is a health care services company engaged in the provision of home health care services. The Company's home health care services are comprised of the rental and sale of home medical equipment and home health care supplies, and the provision of infusion therapies and respiratory therapies. As of December 31, 1997, the Company provides these services to patients in the home through 329 branches in 35 states.

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      REVENUES

      The Company's principal continuing business is the operation of home health care centers. Approximately 56%, 59% and 58% of the Company's net revenues in 1997, 1996 and 1995, respectively, are from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based on a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Amounts earned under the Medicare and Medicaid programs are subject to review by such third party payors. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

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

      CASH EQUIVALENTS

      Cash equivalents consist of highly liquid investments that have an original maturity of less than three months.

      ACCOUNTS RECEIVABLE

      The Company's accounts receivable, before allowances, consists of the following components:

                                                              DECEMBER 31,
                                                      ---------------------------
                                                         1997             1996
                                                      ------------    -----------
Patient receivables:
    Medicare                                          $ 45,077,000    $31,388,000
    All other, principally commercial insurance        101,137,000     63,439,000
                                                      ------------    -----------
                                                       146,214,000     94,827,000
Other receivables, principally due from
    vendors and former owners                           12,034,000      3,388,000
                                                      ------------    -----------
       Total                                          $158,248,000    $98,215,000
                                                      ============    ===========



      The Company provides credit for a substantial portion of its non-third party reimbursed revenues and continually monitors the creditworthiness and collectibility of amounts due from its clients. The Company is subject to accounting losses from uncollectible receivables in excess of its reserves.

      PROVISION FOR DOUBTFUL ACCOUNTS

      The Company includes provisions for doubtful accounts in operating expenses in the accompanying consolidated statements of operations. The provisions for doubtful accounts excluding the restructuring and other special charges of $17,750,000 in 1997 were $12,791,000, $11,450,000 and
      $5,934,000 in 1997, 1996 and 1995, respectively.

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

      In 1997, 1996 and 1995, depreciation expense includes $20,344,000, $15,059,000 and $9,645,000, respectively, related to the depreciation of rental equipment.

      Maintenance and repairs are charged against income as incurred, and major betterments and improvements are capitalized. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.

      Property and equipment obtained through purchase acquisitions are stated at their estimated fair value determined on their respective dates of acquisition.

      EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

      The excess of cost over fair value of net assets acquired ("goodwill") is amortized over 40 years using the straight-line method. Accumulated amortization related to goodwill totaled $12,296,000 and $6,968,000 as of December 31, 1997 and 1996, respectively. The Company annually evaluates the realizability of goodwill by utilizing an operating income realization test for the applicable businesses acquired and by instituting plans and strategies to improve performance and realization. In addition, the Company considers the effects of external changes to the Company's business environment, including competitive pressures, market erosion and technological and regulatory changes. The Company believes its estimated goodwill life is reasonable given the continuing movement of patient care to noninstitutional settings, expanding demand due to demographic trends, the emphasis of the Company on establishing significant coverage in each local and regional market, the consistent practice with other home care companies and other factors.

      In connection with the restructuring as described in Note 3, the Company wrote-down $8.1 million of goodwill as required under SFAS No. 121 based upon management's estimate of the impact of the announced Medicare oxygen reimbursement reductions on the Company's continuing operations. Also, the Company wrote off $12.2 million of goodwill related to the closure of certain operating centers which is reflected as part of the restructuring charge in the consolidated statements of operations.

      DEFERRED FINANCING COSTS

      Financing costs are amortized primarily using the straight-line method over the periods of the related indebtedness.

      OTHER ASSETS

      The estimated value of non-compete agreements, net of accumulated amortization of $1,850,000 and $1,504,000 as of December 31, 1997 and 1996, respectively, are amortized over the lives of the agreements, generally periods of up to seven years. As of December 31, 1997 and 1996, the net amounts of non-compete agreements of $711,000 and $1,056,000, respectively, are reflected in other assets in the accompanying consolidated balance sheets.

      Other intangibles are amortized over their expected benefit period of two to three years. The net balance at December 31, 1997 and 1996 is $1,902,000 and $1,791,000,
      respectively, and is reflected in other assets in the accompanying consolidated balance sheets.

      Receivables under split dollar value life insurance arrangements of $14,957,000 at December 31, 1997, were recorded in connection with the acquisitions of certain home health care businesses and are reflected in other assets. The Company owes premiums on the split dollar value life insurance policies of $10,770,000 at December 31, 1997 which are classified as other noncurrent liabilities.

      INCOME TAXES

      The Company has adopted Statement of Financial Accounting Standards No. 109 which requires an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for differences between financial reporting and tax bases of assets and liabilities, with the primary differences related to the allowance for doubtful accounts, accrued liabilities, depreciation methods and periods and deferred cost amortization methods. See Note 9 for additional information related to the provisions for income taxes.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accruals approximate fair value because of the short-term nature of these items. Based on the current market rates offered for similar debt of the same maturities, the carrying amount of the Company's long-term debt, including current portion, also approximates fair value at December 31, 1997.

      ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") has been issued effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company is required to adopt the provisions of SFAS 130 in 1998 and does not expect adoption thereof to have a material effect on the Company's financial position or results of operations.

      Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") has been issued effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company is required to adopt the provisions of SFAS 131 in the fourth quarter of 1998 and does not expect adoption thereof to have a material effect on the Company's financial position or results of operations.

      RECLASSIFICATIONS

      Certain reclassifications have been made to the 1995 and 1996 consolidated financial statements to conform to the 1997 presentation.

  3.  MEDICARE OXYGEN REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

      In August, Congress enacted and President Clinton signed the Balanced Budget Act of 1997 which will reduce the Medicare reimbursement rate for oxygen related services by 25 percent on January 1, 1998, and by another five percent in 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003. American HomePatient is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 23.5 percent of the Company's revenues.

      On September 25, 1997, the Company announced initiatives to aggressively respond to planned Medicare oxygen reimbursement reductions by fundamentally reshaping the Company for long-term growth and value creation. More than 100 of the Company's total operating and billing locations will be impacted by the planned activities. The specific actions resulted in pre-tax accounting charges in the third quarter of 1997 of $65.0 million due to the closure, consolidation, or scaling back of approximately 20 percent of the Company's total operating centers, the closure or scaling back of nine billing centers, the elimination of four operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 350 employees in the affected operating and billing centers. These activities are expected to be substantially completed by June 1998.

      The $65.0 million pre-tax charges recorded in the third quarter of 1997 specifically related to the write-down of goodwill and other non current assets ($8.2 million), the closure, consolidation, scaling back, or elimination of services at selected locations ($44.8 million), and the anticipated negative impact on assets of the remaining operating locations ($12.0 million).

      The write-off of goodwill and other non current assets is required under SFAS No. 121 based upon management's estimate of the impact of the announced Medicare oxygen reimbursement reductions on the Company's continuing operations. Management's projections of future operations considering the reduced reimbursement rates for oxygen related services indicated that the carrying value of goodwill and other non current assets should be written down by $8.2 million.

      The closure, consolidation, scaling back, or elimination of services at more than 100 of the Company's operating and billing centers resulted in the write-off of goodwill and other intangible assets specifically identified with affected locations ($12.2 million), the accrual of estimated employee severance and related exit costs ($6.7 million), the accrual of estimated facility exit costs including future lease costs, the write-off of leasehold improvements, and the write-down of furniture and equipment ($6.1 million), the write-down of accounts receivable to estimated realizable value ($8.7 million), the write-down of inventory to estimated realizable value ($2.2 million), the write-down of rental equipment to estimated realizable value ($2.8 million), the termination of related management contracts ($3.0 million), and other exit costs ($3.1 million). The accounting charges discussed in this paragraph are recorded in the accompanying 1997 consolidated statements of operations as cost of sales ($2,204,000), operating expenses ($8,729,000), and restructuring charge ($33,829,000).

      Due to the comprehensive nature of this restructuring, including the consolidation of regional responsibilities, reorganization of the field management structure, refinements and modifications of existing procedures in all locations and additional management attention required to accomplish the restructuring in the desired timeframe, negative impacts are anticipated in the remaining operating locations relative to realization of accounts receivable, inventories and rental equipment, for which an additional $12.0 million charge was recorded. This accounting charge is recorded in the accompanying 1997 consolidated statements of operations as cost of sales ($3,051,000) and operating expenses ($9,022,000).

      The total accounting charges discussed above are recorded in the accompanying 1997 consolidated statements of operations in the following classifications:

         Cost of sales                                      $ 5,255,000
         Operating expenses                                  17,751,000
         Restructuring charge                                33,829,000
         Goodwill and other intangible impairments            8,165,000
                                                            -----------

                                                            $65,000,000
                                                            ===========

      During the fourth quarter of 1997, the following actions occurred related to the restructuring: (i) 155 employees were terminated; (ii) 47 operating centers were closed; (iii) 5 billing locations were closed and (iv) 44 operating centers were consolidated, scaled back or had marginal products and services eliminated. Also, the Company revamped its field management structure and eliminated an entire layer of management.

      The expected cash payments related to the restructuring charge accrued on September 25, 1997 were approximately $17.7 million. During the fourth quarter of 1997, $4.1 million was charged against the related accruals as costs were incurred and payments were made. The remaining accrual at December 31, 1997 primarily represents estimated employee severance and related exit costs ($4.1 million), estimated facility exit costs ($4.5 million), termination of management contracts ($3.0 million) and other exit costs ($2.0 million).

  4.  INVESTMENT IN JOINT VENTURE PARTNERSHIPS

      The Company owns 50% of sixteen home health care businesses (the "Partnerships"). The remaining 50% of each business is owned by local hospitals within the same community as the joint ventures. The Company is solely responsible for the management of these businesses and receives management fees ranging from 3% to 15% based on revenues or cash collections.

      The Company provides accounting and receivable billing services to the Partnerships. The Partnerships are charged for their share of such costs based on contract terms. The Company's earnings from joint ventures include equity in earnings, management fees and fees for accounting and receivable billing services. The Company's investment in unconsolidated joint ventures includes receivables from joint ventures of $2,289,000 and $1,807,000 at December 31, 1997 and 1996, respectively.

      The Company guarantees a mortgage payable of one of the Partnerships. The balance of the guaranteed debt at December 31, 1997 is $469,000.

      Summarized financial information of the Partnerships from the respective effective dates on a combined basis is as follows:

                                                       DECEMBER 31,  DECEMBER 31,
                                                          1997          1996
                                                       ------------  ------------
Accounts receivable, net                               $12,902,000   $10,112,000
Other current assets                                     5,512,000     1,682,000
Property and equipment, net                             12,551,000     9,351,000
Other assets                                             1,364,000       813,000
                                                       -----------   -----------
       Total assets                                    $32,329,000   $21,958,000
                                                       ===========   ===========
Accounts payable                                       $ 1,236,000   $   740,000
Accrued payroll and other                                5,600,000     1,084,000
Partners' capital                                       25,493,000    20,134,000
                                                       -----------   -----------
       Total liabilities and partners' capital         $32,329,000   $21,958,000
                                                       ===========   ===========
Net sales and rental revenues                          $44,898,000   $34,756,000
                                                       -----------   -----------
Cost of sales                                            7,513,000     7,696,000
Operating and management fees                           25,952,000    17,519,000
Depreciation, amortization and interest
   expense                                               4,342,000     2,793,000
                                                       -----------   -----------
       Total expenses                                   37,807,000    28,008,000
                                                       -----------   -----------
          Pre-tax income                               $ 7,091,000   $ 6,748,000
                                                       ===========   ===========

      The Company's ownership percentage of undistributed earnings of the Partnerships at December 31, 1997 and 1996 is $6,653,000 and $4,823,000,
      respectively. For federal and state income tax reporting purposes, each partner reports their share of the profits and losses of the Partnerships.

5.    ACQUISITIONS

      1997 ACQUISITIONS

      Effective in December 1997, the Company acquired the stock of National Medical Systems, Inc. ("NMS") for $34.1 million in notes payable to sellers and $9.9 million in assumed liabilities. In February 1998, $33.1 million of the notes payable to sellers was funded from operations and draws on the Bank Credit Facility (see discussion at Note 7). NMS consists of 35 branches.

      Additionally, effective in 1997, the Company acquired 27 home health care businesses consisting of 63 branches. The aggregate purchase price included cash of $88.2 million, assumed liabilities of $18.2 million and notes payable to sellers of $7.6 million. The cash amounts have been funded from operations and draws on the Bank Credit Facility (see discussion at Note 7). Of the 98 branches acquired in 1997, the Company has consolidated 10 branches within other Company locations.

      1996 ACQUISITIONS

      Effective in 1996, the Company acquired 40 home health care businesses consisting of 101 branches. The aggregate purchase price included cash of $103.2 million, assumed liabilities of $15.4 million, notes payable to sellers of $7.6 million and 446,460 shares of the Company's common stock. The cash amounts have been funded from operations, draws on the Bank Credit Facility (see discussion at Note 7) and the public offering of common shares (see discussion at Note 8). Of the 101 branches acquired in 1996, the Company has consolidated 20 branches with other Company locations.

      The allocation of the aggregate purchase price of the 1997 and 1996 acquisitions is summarized as follows:

                                                          1997           1996
                                                     ------------   ------------
        Net current and other assets                 $ 28,546,000   $ 24,877,000

        Fixed assets                                   23,182,000     16,107,000

        Goodwill, noncompete agreements and
             other intangibles                        106,306,000     96,898,000
                                                     ------------   ------------
                                                     $158,034,000   $137,882,000
                                                     ============   ============


      The purchase prices for the above acquisitions were allocated to the underlying assets based on their estimated relative fair values. Certain of the assets acquired in 1997 are currently being evaluated and final allocations of the purchase prices will be made in 1998. Management believes that the final allocations will not materially affect the Company's results of operations. The consolidated statements of operations include the results of operations of the acquired businesses from the respective dates of acquisition of the controlling interests.

      The following unaudited pro forma information assumes the acquisitions described above had occurred as of the beginning of the respective periods:

                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997              1996
                                                     --------          --------
                                                   (in thousands except share data)

       Net revenues                                  $443,062          $426,985
                                                     ========          ========
       Net income (loss) from operations             $(22,637)         $ 22,139
                                                     ========          ========
       Net income (loss) from operations per
          common share - basic                       $  (1.53)         $   1.61
                                                     ========          ========
       Net income (loss) from operations per
          common share - diluted                     $  (1.53)         $   1.57
                                                     ========          ========
       Weighted average common shares
          outstanding - basic                          14,839            13,772
                                                     ========          ========
       Weighted average common shares
          outstanding - diluted                        14,839            14,140
                                                     ========          ========

  6.  PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consists of the following:

                                                         DECEMBER 31,
                                                ----------------------------
                                                     1997            1996
                                                ------------     -----------
          Land                                  $    671,000     $   902,000
          Buildings and improvements               7,841,000       6,207,000
          Rental equipment                       113,166,000      74,234,000
          Furniture, fixtures and equipment       20,837,000      11,053,000
          Delivery vehicles                        4,288,000       2,858,000
                                                ------------     -----------
                                                $146,803,000     $95,254,000
                                                ============     ===========


      Property and equipment under capital leases are included under the various equipment categories.

  7.  LONG-TERM DEBT AND LEASE COMMITMENTS

      LONG-TERM DEBT AND CAPITAL LEASES

      Long-term debt and capital lease obligations consist of the following:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                  1997          1996
                                                              ------------  ------------
     Secured Revolving Line of Credit                         $213,613,000  $ 36,755,000

     Secured Term Loan                                          75,000,000   100,000,000

     Notes payable, primarily secured with acquired assets,
        with interest rates primarily from 6.5% to 9.5%,
        principal and interest due monthly or quarterly,
        maturities through 2016                                  1,107,000     2,583,000

     Mortgage note payable, interest at 8%, principal
        and interest due monthly, with balloon payment of
        $442,000 due July 1, 2004                                  584,000       602,000

     Notes payable, primarily secured with acquired assets,
        with interest rates from 7% to 8%, interest due
        quarterly, principal payment due at maturity
        date, final maturities in 1998                           7,292,000     7,156,000

     Acquisition note payable, interest at 7.0%, principal
        and interest due on August 26, 1998                      1,000,000            --

     Acquisition note payable, interest at 7.0%, principal
        and interest due on February 4, 2000                     1,000,000            --

     Acquisition note payable, interest at 8.0%, principal
        and interest due on July 11, 1997                               --     1,500,000

     First mortgage note payable, interest at 8.5%, principal
        and interest due monthly through 2003, with call
        provisions beginning in 1998                                    --       481,000

     Capital lease obligations, monthly principal and
        interest payments until 2001                             1,728,000       626,000
                                                               -----------  ------------
                                                               301,324,000   149,703,000
     Less current portion                                       (9,361,000)  (10,245,000)
                                                              ------------  ------------
                                                              $291,963,000  $139,458,000
                                                              ============  ============

      Principal payments required on long-term debt (excluding capital leases) for the next five years and thereafter beginning January 1, 1998 are as follows:


          1998                                           $  8,611,000
          1999                                              3,075,000
          2000                                             10,076,000
          2001                                             21,075,000
          2002                                            255,688,000
          Thereafter                                        1,071,000
                                                         ------------
                                                         $299,596,000
                                                         ============


      On December 19, 1997, the Company entered into a Fourth Amended and Restated Bank Credit Facility (the "Bank Credit Facility") to increase commitments thereunder to $400.0 million. This Bank Credit Facility includes a $75.0 million five-year secured term loan (the "Secured Term Loan") and a $325.0 million five-year secured revolving line of credit (the "Secured Revolving Line of Credit").

      Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Bank Credit Facility), plus a margin from 0% to 1.00% and from 0.5% to 2.00%, respectively. As of December 31, 1997, borrowings under the Bank Credit Facility bore interest at the banks' Adjusted Eurodollar Rate plus 1.00%. The weighted average borrowing rate was 7.029%. A commitment fee of up to 0.375% per annum (0.375% as of December 31, 1997) is payable by the Company on the undrawn balance. The interest rate and commitment fee are based on the Company's leverage ratio, as such ratio is defined in the Bank Credit Facility agreement.

      Subsequent to year end, the Company refinanced $31,000,000 of notes payable to shareholders of acquired companies using the Secured Revolving Line of Credit. The refinanced notes are classified in the consolidated balance sheet according to the terms of the Secured Revolving Line of Credit. The remaining notes to shareholders of acquired companies are classified according to the terms of the notes.

      Commencing on September 15, 1999, the Company shall make quarterly principal payments on the Secured Term Loan of $1.5 million per quarter through and including June 15, 2000; $3.0 million per quarter through and including March 15, 2001; $6.0 million per quarter through and including June 15, 2002; and $15.0 million per quarter through and including December 16, 2002. The Secured Revolving Line of Credit does not require principal payments until maturity at December 16, 2002.

      The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of leverage, shareholders' equity, debt-to-equity ratios and interest coverage ratios. The Bank Credit Facility also contains certain covenants which, among other restrictions, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interests on the assets of the Company, the payment of dividends on and the redemption or repurchase of securities of the Company, investments, acquisitions, advances, capital expenditures and sales of Company assets. The Company must generally obtain bank consent for (i) any single acquisition with an aggregate purchase price of $30.0 million or more or (ii) any acquisition which when combined with all acquisitions completed in the prior twelve months exceeds $100.0 million. The Company was in compliance with the covenants as of December 31, 1997. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility.

      CAPITAL LEASE COMMITMENTS

      The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases for the next five years beginning January 1, 1998, less amounts representing interest, are as follows:

             1998                                            $  869,000
             1999                                               617,000
             2000                                               292,000
             2001                                               101,000
             2002                                                52,000
                                                             ----------
                                                              1,931,000
             Less amounts representing interest                 203,000
                                                             ----------
                                                             $1,728,000
                                                             ==========


      OPERATING LEASE COMMITMENTS

      The Company has noncancelable operating leases on certain land, vehicles, buildings and equipment. The approximate minimum future rental commitments on the operating leases for the next five years beginning January 1, 1998 are as follows:


             1998                                            $ 9,796,000
             1999                                              7,628,000
             2000                                              5,187,000
             2001                                              3,234,000
             2002                                              1,581,000
             Thereafter                                        1,459,000
                                                             -----------
                                                             $28,885,000
                                                             ===========



      Rent expense for all operating leases was approximately $13,811,000, $8,356,000 and $5,651,000 in 1997, 1996 and 1995, respectively.

  8.  SHAREHOLDERS' EQUITY AND STOCK PLANS

      NONQUALIFIED STOCK OPTION PLANS

      Under the 1991 Nonqualified Stock Option Plan (the "Plan"), as amended, 3,200,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the Plan is ten years. Shares subject to options granted under the Plan which expire, terminate or are canceled without having been exercised in full become available again for future grants.

      An analysis of stock options outstanding is as follows:


                                                                   WEIGHTED AVERAGE
                                                       OPTIONS      EXERCISE PRICE
                                                      ---------    ----------------
        OUTSTANDING AT DECEMBER 31, 1994               581,250        $    9.21
        Granted                                        518,250        $   16.51
        Exercised                                      362,475        $    9.28
        Canceled                                         1,125        $   16.50
                                                     ---------        ---------
        OUTSTANDING AT DECEMBER 31, 1995               735,900        $   14.16
        Granted                                      1,011,500        $   18.10
        Exercised                                      168,004        $   11.81
        Canceled                                         4,001        $   17.50
                                                     ---------        ---------
        OUTSTANDING AT DECEMBER 31, 1996             1,575,395        $   16.93
        Granted                                        267,000        $   21.64
        Exercised                                      184,862        $   15.00
        Canceled                                        54,475        $   19.57
                                                     ---------        ---------
        OUTSTANDING AT DECEMBER 31, 1997             1,603,058        $   17.85
                                                     =========        =========
        EXERCISABLE AT DECEMBER 31, 1997             1,062,388
                                                     =========



      31,638 options outstanding at December 31, 1997 have exercise prices of $6 and a weighted average remaining contractual life of 3.75 years. Each of these are exercisable at year end. 37,900 options outstanding at December 31, 1997 have exercise prices of $10 to $11.5, a weighted average exercise price of $10.05 and a weighted average remaining contractual life of 6.45 years. Each of these are exercisable at year end. 1,202,520 options outstanding at December 31, 1997 have exercise prices of $15.83 to $17.5, a weighted average exercise price of $17.18 and a weighted average remaining contractual life of 7.70 years. Of these, 872,308 are exercisable at year end and have a weighted average exercise price of $17.10. 331,000 options outstanding at December 31, 1997 have exercise prices of $20.44 to $28.00 a weighted average exercise price of $22.31 and a weighted average remaining contractual life of 8.83 years. Of these, 120,542 are exercisable at year end and have a weighted average exercise price of $22.95.

      The options granted prior to 1995 are fully vested and expire in ten years. Options granted during 1995 to all employees except officers and directors have a three year vesting period, and expire in ten years. Options granted during 1996 have a two year vesting period, and expire in ten years. Options granted during 1997 have two and three year vesting periods, and expire in ten years. As of December 31, 1997, 408,351 shares remain available for future grants of options under the Plan.

      Effective May 17, 1995, the Company's Board of Directors approved the adoption of the 1995 Nonqualified Stock Option Plan for Directors (the "1995 Plan"). Under the 1995 Plan, 300,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the 1995 Plan is ten years. Shares subject to options granted under the Plan which expire, terminate or are canceled without having been exercised in full become available for future grants. In 1995, the Company granted 31,500 shares of common stock under the 1995 Plan at exercise prices of $19.67 and $20.67. In 1996, the Company granted 24,000 shares of common stock at an exercise price of $26.25. In 1997, the Company granted 24,000 shares of common stock at an exercise price of $21.06. The issued options are fully vested and expire in ten years.

      The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option and employee stock purchase plans been determined based on the fair value at the grant date of awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been reduced to the pro forma amounts indicated below:

                                                   1997          1996         1995
                                              ------------    -----------   ----------
      Net income (loss) - as reported         $(25,908,000)   $15,201,000   $9,089,000
      Net income (loss) - pro forma            (31,326,000)    10,521,000    7,659,000
      Net income (loss) per common share -
        as reported
            Basic                                    (1.75)          1.13          .86
            Diluted                                  (1.75)          1.10          .84

      Net income (loss) per common share -
        pro forma
            Basic                                    (2.11)           .78          .73
            Diluted                                  (2.11)           .77          .72


      Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted were $13.31, $11.07 and $10.82 for 1997, 1996 and 1995, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1996 and 1995: dividend yield of 0.0%; expected volatility of 38.0%; expected lives of 10 years; and risk-free interest rate range of 5.7% to 6.5%, 5.6% to 6.8% and 5.5% to 7.7% for 1997, 1996 and 1995, respectively.

      EMPLOYEE STOCK PURCHASE PLAN

      On November 5, 1992, the Company's Board of Directors approved the Company's 1993 Stock Purchase Plan and reserved 750,000 shares for issuance under the plan. The plan was approved by the Company's shareholders on May 7, 1993. Employees may purchase stock, subject to certain limitations, at 85% of the lower of the closing market price at the beginning or at the end of each plan year, which is the last day of February. As of December 31, 1997, 135,559 shares have been issued under this plan.

      WARRANTS

      The Company issued warrants in 1993 for 12,000 shares of common stock at $8.33 per share in relation to consulting services received by the Company. The Company issued stock warrants in 1994 for 96,267 shares of common stock at $7.33 to $12.00 per share in relation to 1994 acquisitions. In 1997, warrants were exercised for 7,500 shares at $12.00 per share.

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

      The Company completed a 3-for-2 common stock split dividend effective with a record date at close of trading on June 28, 1996. All amounts shown in the financial statements related to common shares outstanding, weighted average common shares outstanding, net income per share, stock options, and warrants have been adjusted to reflect this stock split.

      PREFERRED STOCK

      The Company's certificate of incorporation was amended in 1996 to authorize the issuance of up to 5,000,000 shares of preferred stock. The Company's board of directors is authorized to establish the terms and rights of each such series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations or restrictions thereof.

EARNINGS PER SHARE

      In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible debt, options and warrants. Net income per common share for prior periods have been restated to comply with SFAS 128. In computing diluted earnings per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method. The following table information is necessary to calculate earnings per share for the years ending December 31, 1997, 1996 and 1995:


                                         1997            1996           1995
                                     ------------     -----------    -----------
Net income (loss)                    $(25,908,000)    $15,201,000    $ 9,089,000
                                     ============     ===========    ===========
Weighted average common
  shares outstanding                   14,839,000      13,473,000     10,550,000

Effect of dilutive options and
  warrants                                     --         368,000        288,000
                                     ------------     -----------    -----------

Adjusted diluted common shares
  outstanding                          14,839,000      13,841,000     10,838,000
                                     ============     ===========    ===========

Net income (loss) per common
  share
    - Basic                          $      (1.75)    $      1.13    $      0.86
                                     ============     ===========    ===========
    - Diluted                        $      (1.75)    $      1.10    $      0.84
                                     ============     ===========    ===========


  9.  INCOME TAXES

      The provision (benefit) for income taxes is comprised of the following components:

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                            --------------------------------------
                                                 1997          1996        1995
                                            ------------   ----------   ----------
Current
   Federal                                  $(5,702,000)   $8,039,000  $ 6,527,000
   State                                       (277,000)      827,000      851,000
                                            -----------    ----------  -----------
                                             (5,979,000)    8,866,000    7,378,000
                                            -----------    ----------  -----------
Deferred
   Federal                                   (2,826,000)      626,000   (1,193,000)
   State                                       (137,000)       64,000     (156,000)
                                            -----------    ----------  -----------
                                             (2,963,000)      690,000   (1,349,000)
                                            -----------    ----------  -----------
     Provision (benefit) for income taxes   $(8,942,000)   $9,556,000  $ 6,029,000
                                            ===========    ==========  ===========



      A reconciliation of taxes computed at statutory income tax rates is as follows:


                                                            FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                  ------------------------------------
                                                      1997         1996        1995
                                                  ------------  ----------  ----------
Provision (benefit) for federal income taxes at
   statutory rate                                 $(12,198,000) $8,665,000  $5,216,000
State income taxes, net of federal tax benefit        (592,000)    371,000     545,000
Other, principally non-deductible goodwill           3,848,000     520,000     268,000
                                                  ------------  ----------  ----------
     Provision (benefit) for income taxes         $ (8,942,000) $9,556,000  $6,029,000
                                                  ============  ==========  ==========

      The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

                                                              DECEMBER 31,
                                                       --------------------------
                                                           1997          1996
                                                       -----------   ------------
      Current deferred tax asset:
        Accrued restructuring liabilities              $ 5,346,000    $        --
        Accounts receivable reserves                       403,000      5,936,000
        Accrued liabilities and other                    3,249,000      1,534,000
                                                       -----------    -----------
          Net current deferred tax asset               $ 8,998,000    $ 7,470,000
                                                       ===========    ===========

      Noncurrent deferred tax asset:
        Valuation reserves                             $ 2,163,000    $   122,000
        Employee benefit plan deposits                     354,000        101,000
        Other                                            1,155,000             --
                                                       -----------    -----------
                                                       $ 3,672,000    $   223,000
                                                       -----------    -----------
      Noncurrent deferred tax liability:
        Tax amortization in excess of financial
          reporting amortization                       $(1,685,000)   $(2,448,000)
        Acquisition costs                               (2,575,000)    (1,923,000)
        Tax depreciation in excess of financial
          reporting depreciation                        (1,455,000)            --
        Other                                               (3,000)      (430,000)
                                                       -----------    -----------
                                                        (5,718,000)    (4,801,000)
                                                       -----------    -----------
          Net noncurrent deferred tax liability        $(2,046,000)   $(4,578,000)
                                                       ===========    ===========

      In 1997, 1996 and 1995 the Company realized tax deductions resulting from employees' exercise of non-qualified stock options. Tax benefits of $530,000, $450,000 and $1,297,000 respectively, have been recorded to paid-in capital.

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

      EMPLOYMENT AND CONSULTING AGREEMENTS

      The Company has employment agreements with certain members of management which provide for the payment to these members of amounts up to one and one-half times their annual compensation in the event of a termination without cause, a constructive discharge (as defined) or upon a change in control of the Company (as defined). In addition, upon such an event, the members may elect to require the Company to purchase options granted to them for a purchase price equal to the difference between the fair market value of the Company's common stock at the date of termination and the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company. The maximum contingent liability under these agreements is approximately $3.4 million.

      The Company has consulting agreements with certain former owners of businesses acquired by the Company. These agreements require payments to be made to the former owners in the event of cancellation of the consulting agreements without cause. The maximum contingent liability under these agreements is approximately $560,000.

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

      401K RETIREMENT SAVINGS PLAN

      The Company has a 401K Retirement Savings Plan (the "401K"), administered by Pan American Life Insurance Company, to provide a tax deferred retirement savings plan to its employees. To qualify employees must be 21 years of age and over, with twelve months of continuous employment and must work at least twenty hours per week. The 401K is 100% employee funded with contributions limited to 1% to 15% of compensation each pay period.

      HEALTH CARE INDUSTRY

      The health care industry is subject to numerous laws and regulations of Federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigation and allegations concerning possible violations of fraud and abuse statutes and regulations by health care providers. Violations of these laws and regulations could result in expulsion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayment for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. On February 12, 1998, a subpoena from the Office of Inspector General of the Department of Health and Human Services ("OIG") was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for Medicare payment. The Company has retained experienced health care counsel to represent it in this connection and intends to fully cooperate. Although the Company's counsel has conducted an initial meeting with governmental officials, this matter is still in its preliminary stages. In addition the Company from time to time receives notices and subpoenas from various governmental agencies concerning their plans to audit the Company or requesting information regarding certain aspects of the Company's business, and the Company cooperates with the various agencies in responding to such requests. While the government has broad authority to enforce applicable laws and regulations, and therefore the scope and outcome of these investigations and inquiries cannot be predicted with certainty, management does not believe at the present time that any pending investigations or inquiries will have a material adverse impact on the Company.

11.   PROFESSIONAL LIABILITY INSURANCE

      The Company's professional liability policies are on an occurrence basis and are renewable annually with per claim coverage limits of up to $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1,000,000 per occurrence with a $1,000,000 product liability annual aggregate and a $2,000,000 general liability annual aggregate. The Company also maintains excess liability coverage with a limit of $50,000,000 per occurrence and $50,000,000 in the aggregate. While management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as additional insured, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage. There can be no assurance that any of the Company's insurance will be sufficient to cover any judgments, settlements or cost relating to any pending or future legal proceedings or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. If the insurance carried by the Company is not sufficient to cover any judgments, settlements or cost relating to pending or future legal proceedings, the Company's business and financial condition could be materially, adversely affected.

12.   RELATED PARTY TRANSACTIONS

      Colman Furlong & Co., a merchant banking firm ("Colman Furlong") of which a director of the Company is a partner, was engaged in 1995 to assist in an acquisition and an increase in the Secured Revolving Line of Credit for which Colman Furlong was paid $617,000.

      Effective January 1, 1992 and for a term of one year, the Company entered into a consulting agreement with the then chairman of the Company and the chairman and chief executive officer of Counsel Corporation ("Counsel"). The agreement has been renewed each year through 1997. The agreement provides for a base consulting fee of $20,000 per month, with additional compensation at the discretion of the Board of Directors of up to $60,000 per year. For each year of the agreement, the Company has paid $300,000 pursuant to this agreement. In May 1994, the president of Counsel became chairman of the Company and receives a consulting fee of $8,500 per month for his service as chairman. The Company paid $102,000 under this agreement for 1997, 1996 and 1995. Counsel owns approximately 26% of the Company's common stock at December 31, 1997.

      A director of the Company is a partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. ("Harwell Howard") which the Company engaged during

      1997, 1996 and 1995 to render legal advice in a variety of activities for which Harwell Howard was paid $1,656,000, $1,400,000 and $1,100,000, respectively.

13.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                           FIRST         SECOND      THIRD          FOURTH
           1997                           QUARTER        QUARTER     QUARTER        QUARTER        TOTAL
       ------------                       -------        -------     --------       ---------     ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Revenues
                                          $84,586        $94,789     $102,651        $105,251      $387,277
                                          =======        =======     ========        ========      ========

Net Income (Loss)                         $ 4,638        $ 4,902     $(40,196)(1)    $  4,748      $(25,908)
                                          =======        =======     ========        ========      ========

Basic Income (Loss) Per Share             $  0.31        $  0.33     $  (2.70)(1)    $   0.32      $  (1.75)
                                          =======        =======     ========        ========      ========

Diluted Income (Loss) Per Share           $  0.31        $  0.33     $  (2.70)(1)    $   0.31      $  (1.75)
                                          =======        =======     ========        ========      ========

                                           FIRST         SECOND      THIRD          FOURTH
             1996                         QUARTER        QUARTER     QUARTER        QUARTER         TOTAL
       ---------------                    -------       ---------    --------       --------       --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Revenues                              $55,053        $62,418     $ 71,980        $ 78,897      $268,348
                                          =======        =======     ========        ========      ========

Net Income                                $ 2,930        $ 3,541     $  4,304        $  4,426      $ 15,201
                                          =======        =======     ========        ========      ========

Basic Income Per Share                    $  0.25        $  0.27     $   0.29        $   0.30      $   1.13
                                          =======        =======     ========        ========      ========

Diluted Income Per Share                  $  0.24        $  0.27     $   0.29        $   0.30      $   1.10
                                          =======        =======     ========        ========      ========





(1) Includes $65.0 million pre-tax charges recorded due to restructuring. (See Note 3)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To American HomePatient, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of American HomePatient, Inc. and have issued our report thereon dated February 23, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the index under Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                      ARTHUR ANDERSEN LLP


Nashville, Tennessee
February 23, 1998

                           AMERICAN HOMEPATIENT, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1995, 1996 and 1997

             Column A                     Column B                 Column C                Column D     Column E
-----------------------------------     -----------  ---------------------------------   -----------   ----------
                                                                   Additions
                                                      --------------------------------
                                                       Charged
                                          Balance at   to Costs    Charged                             Balance at
                                          Beginning      and       to other                Deductions    End of
           Description                    of Period    Expenses    Accounts   Other (1)       (2)        Period
-------------------------------------     ----------   --------    ---------  ---------    ----------  ----------
FOR THE YEAR ENDED DECEMBER 31, 1997:
Allowances for doubtful accounts           $18,755      $30,541(3)    $--       $8,408      $13,842      $43,862
                                           -------      -------       ---       ------      -------      -------

FOR THE YEAR ENDED DECEMBER 31, 1996:
Allowances for doubtful accounts           $12,383      $11,450       $--       $6,540      $11,618      $18,755
                                           -------      -------       ---       ------      -------      -------

FOR THE YEAR ENDED DECEMBER 31, 1995:
Allowances for doubtful accounts           $ 5,961      $ 5,934       $--       $6,775      $ 6,287      $12,383
                                           -------      -------       ---       ------      -------      -------

----------------
(1) Amounts recorded in connection with acquisitions.
(2) Amounts written off as uncollectible accounts, net of recoveries.
(3) Includes $17.75 million charge associated with restructuring.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                       DESCRIPTION OF EXHIBITS                                  PAGE
  -------                                      -----------------------                                  ----
     3.1       Certificate of Incorporation of the Company (incorporated by reference to Exhibit
               3.1 to the Company's Registration  Statement No. 33-42777 on Form S-1).

     3.2       Certificate of Amendment to the Certificate of Incorporation of the Company
               (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company's
               Registration Statement No. 33-42777 on Form S-1).

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

     3.5       Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the
               Company's Registration Statement No. 33-42777 on Form S-1).

    10.1       Revolving Note dated October 26, 1995, by and between Bankers Trust Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.8 to the
               Company's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.2       Revolving Note dated October 26, 1995, by and between NationsBank of Tennessee, N.A.
               and American HomePatient, Inc. (incorporated by reference to Exhibit 10.9 to the
               Company's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.3       Revolving Note dated October 26, 1995, by and between The Boatmen's National
               Bank of St. Louis and American HomePatient, Inc. (incorporated by reference to
               Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1995).

    10.4       Revolving Note dated October 26, 1995, by and between BanqueParibas and
               American HomePatient, Inc. (incorporated by reference to Exhibit 10.11 to the
               Company's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.5       Revolving Note dated October 26, 1995, by and between Rabobank Nederland,
               New York Branch and American HomePatient, Inc. (incorporated by reference to
               Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1995).

    10.6       Revolving Note dated October 26, 1995, by and between PNC Bank, Kentucky, Inc. and
               American HomePatient, Inc. (incorporated by reference to Exhibit 10.13 to the
               Company's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.7       Revolving Note dated October 26, 1995, by and between AmSouth Bank of Alabama and American HomePatient, Inc. (incorporated by reference to Exhibit
               10.14 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1995).

    10.8       Swing Line Note dated October 26, 1995, by and between Bankers
               Trust Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1995).

  EXHIBIT
  NUMBER                                       DESCRIPTION OF EXHIBITS                                  PAGE
  -------                                      -----------------------                                  ----
    10.9       Subsidiary Security Agreement dated October 20, 1994 by and among Bankers Trust
               Company and certain direct and indirect subsidiaries of American HomePatient, Inc.
               (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement
               No. 33-89568 on Form S-2).

    10.10      Borrower Security Agreement dated October 20, 1994, by and between Bankers Trust
               Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement No. 33-89568 on Form S-2).

    10.11      Employment Agreement dated October 1, 1991, by and between the Company and Edward K.
               Wissing (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the
               Company's Registration Statement No. 33-42777 on Form S-1).

    10.12      Amendment No. 1 to Employment Agreement dated June 10, 1994, by and between the
               Company and Edward K. Wissing (incorporated by reference to Exhibit 10.21 to the
               Company's Registration Statement No. 33-89568 on Form S-2).

    10.13      Amendment No. 2 to Employment Agreement dated December 1, 1995, by and between the Company and Edward K. Wissing (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.14      Consulting Agreement dated April 27, 1992, by and between the Company and Allan C.
               Silber (incorporated by reference to Exhibit 10.24 to the Company's Registration
               Statement No. 33-89568 on Form S-2).

    10.15      1991 Non-Qualified Stock Option Plan, as amended (incorporated by reference to
               Exhibit 10.25 to the Company's Registration Statement No. 33-89568 on Form S-2).

    10.16      Amendment No. 4 to 1992 Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit A of Schedule 14A dated April 17, 1995).

    10.17      1995 Nonqualified Stock Option Plan for Directors (incorporated herein by reference to Exhibit B of Schedule 14A dated April 17, 1995).

    10.18      1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to the
               Company's Registration Statement No. 33-89568 on Form S-2).

    10.19      Trust Agreement for the Company Master Plan dated January 1, 1992, by and between the Company and C&S/Sovran Trust Company (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1991).

    10.20      Restated Master Agreement and Supplemental Executive Retirement Plan
               (restated as of December 31, 1993) (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

    10.21      Form of Stock Purchase Warrant dated August 11, 1994, by and between Joseph F.
               Furlong, III, Kenneth B. Sawyer, and Robert S. Colman, respectively, and American
               HomePatient, Inc. (incorporated by reference to Exhibit 10.32 to the Company's
               Registration Statement No. 33-89568 on Form S-2).

    10.22      Form of Stock Purchase Warrant dated August 11, 1993, by and between Diversicare Inc.
               and Age Wave, Inc. (incorporated by reference to Exhibit 10.41 to the Company's
               Registration Statement No. 33-89568 on Form S-2).

  EXHIBIT
  NUMBER                                       DESCRIPTION OF EXHIBITS                                  PAGE
  -------                                      -----------------------                                  ----
    10.23      Partnership Agreement dated November 1, 1994, by and between HCA Health Services of
               Tennessee, Inc. and American HomePatient Ventures, Inc. (incorporated by reference to
               Exhibit 10.42 to the Company's Registration Statement No. 33-89568 on Form S-2).

    10.24      Agreement of Partnership of Alliance Home Health Care Partnership d/b/a
               Medcenters Home Equipment dated January 1, 1994, by and between Medical
               Centers Home Equipment and American HomePatient Ventures, Inc. (incorporated by reference to Exhibit 10.43 to the Company's Registration statement No. 33-89568 on Form S-2)

    10.25      Agreement of Limited Partnership of Health Star DME, Ltd. dated May 19, 1988, by and between Health Star Medical of Amarillo, Inc. and HPBH Enterprises, Inc. as amended by Amendment No. 1 to Certificate of Limited Partnership of Health Star DME, Ltd.
               dated February 4, 1994, by AHP, L.P., D/B/A AHP Health, L.P. (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement No. 33-89568 on
               Form S-2).

    10.26      Partnership Agreement of Paragon Home Medical Equipment Partnership dated January 15,
               1990, by and between Baylor Medical Plaza Services Corporation and Healthstar Medical
               Equipment of Dallas, Inc. as amended by Amendment to Partnership Agreement dated
               January 15, 1990, by and between Baylor Medical Plaza Services Corporation and
               Healthstar Medical Equipment of Dallas and as amended by Amendment to Partnership
               Agreement dated March 31, 1994, by and between Medical Development Corp. and AHP,
               L.P. (incorporated by reference to Exhibit 10.45 to the Company's Registration
               Statement No. 33-89568 on Form S-2).

    10.27      Agreement of Partnership of Homelink Home Healthcare Partnership dated February 28,
               1985, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health
               Care Services, Inc., as amended by First Amendment to Agreement of Partnership of
               Homelink Home Health Care Partnership dated February 28, 1988, by and between
               Med-E-Quip Rental and Leasing, Inc. and Homelink Home Healthcare Services, Inc. and
               Second Amendment to Agreement of Partnership of Homelink Home Health Care Partnership
               dated October 1, 1988, by and between Med-E-Quip Rental and Leasing, Inc. and
               Homelink Home Health Care Services, Inc. and Third Amendment to Agreement of
               Partnership of Homelink Healthcare Partnership dated October 1, 1991, by and between
               Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc.
               (Incorporated by reference to Exhibit 10.46 to the Company's Registration Statement
               No. 33-89568 on Form S-2).

    10.28      Management Agreement dated December 27, 1994, by and among Rural/Metro Corporation,
               Coronado Health Services, Inc. and American HomePatient, Inc. (Incorporated by
               reference to Exhibit 10.49 to the Company's Registration Statement No. 33-89568 on
               Form S-2).

    10.29      Option Agreement dated December 27, 1994, by and among Rural/Metro Corporation,
               Coronado Health Services, Inc. and American HomePatient, Inc. (incorporated by reference to Exhibit 10.50 to the Company's Registration Statement No. 33-89568 on
               Form S-2).

    10.30      Form of Underwriting Agreement (incorporated by reference to Exhibit 1 to the Company's Registration Statement No. 33-89568 on Form S-2).

    10.31      First Amendment to Credit Agreement by and among American HomePatient, Inc., The
               Banks Named Therein, and Bankers Trust Company, as the Agent (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ending March 31, 1995).

  EXHIBIT
  NUMBER                                       DESCRIPTION OF EXHIBITS                                  PAGE
  -------                                      -----------------------                                  ----
    10.32      Amended and Restated Credit Agreement by and among American HomePatient, Inc., the
               Banks Named Therein and Bankers Trust Company, as the Agent (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ending September 30, 1995).

    10.33      First Amendment to Amended and Restated Credit Agreement dated December 28, 1995, by and among the Company, Bankers Trust Company and the banks named therein
               (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995).

    10.34      Borrower Partnership Security Agreement dated December 28, 1995 by and between
               Bankers Trust Company and the Company (incorporated by reference to Exhibit
               10.69 to the Company's Annual Report on Form 10-K for the year ended December
               31, 1995).

    10.35      Subsidiary Partnership Security Agreement dated December 28, 1995 by and between
               Bankers Trust Company and certain direct and indirect subsidiaries of the Company
               (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995).

    10.36      Amended and Restated Borrower Pledge Agreement dated December 28, 1995 by and between Bankers Trust Company and the Company (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1995).

    10.37      Amended and Restated Subsidiary Pledge Agreement dated December 28, 1995 by and among
               Bankers Trust Company and certain direct and indirect subsidiaries of the Company
               (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1995).

    10.38      Subsidiary Guaranty dated October 20, 1994 by certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.73 to the
               Company's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.39      Second Amended and Restated Credit Agreement dated May 1, 1996 by and among American
               HomePatient, Inc., the banks named therein and Bankers Trust Company (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ending June 30, 1996).

    10.40      Lease and addendum as amended dated October 25, 1995 by and between Principal Mutual
               Life Insurance Company and American HomePatient, Inc. (incorporated by reference to
               Exhibit 10.47 to the Company's Report on Form 10-K for the year ended December
               31, 1996).

    10.41      Stock Purchase Agreement dated December 23, 1997 among National Medical
               Systems, Inc., its stockholders named therein, and American HomePatient, Inc.
               (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated February 17, 1998).

    10.42      Amendment to Stock Purchase Agreement dated February 5, 1998 among National Medical
               Systems, Inc., its stockholders named therein, and American HomePatient, Inc.
               (Incorporated by reference to Exhibit 2.2 to the Company's Report on Form
               8-K dated February 17, 1998).

  EXHIBIT
  NUMBER                                       DESCRIPTION OF EXHIBITS                                  PAGE
  -------                                      -----------------------                                  ----
    10.43      Third Amended and Restated Credit Agreement dated June 6, 1997 by and among American
               HomePatient, Inc. and banks named therein and Bankers Trust Company (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ending June 30, 1997).

    10.44      Fourth Amended and Restated Credit Agreement dated December 19, 1997 by and among
               American HomePatient, Inc., the Banks named therein and Bankers Trust Company.

    10.45      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               Bankers Trust Company.

    10.46      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               ABN Amrobank, N.V.

    10.47      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               AmSouth Bank.

    10.48      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               Bank of America, NT & SA.

    10.49      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               Bank of Montreal.

    10.50      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               Corestates Bank, N.A.

    10.51      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               First American National Bank.

    10.52      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               The First National Bank of Chicago.

    10.53      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               The Fuji Bank, Limited, Atlanta Agency.

    10.54      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               NationsBank, N.A.

    10.55      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               PNC Bank, Kentucky, Inc.

    10.56      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               Cooperative Centrale Raiffesen Boerenleenbank, B.A., "Rabobank Nederland," New York
               Branch.

    10.57      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and the Sakura Bank, Limited.

    10.58      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               Suntrust Bank, Nashville, N.A.

    10.59      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               Union Bank of California, N.A.

    10.60      Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and
               Union Bank of Switzerland, New York Branch.

    10.61      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and
               Bankers Trust Company.

  EXHIBIT
  NUMBER                                       DESCRIPTION OF EXHIBITS                                  PAGE
  -------                                      -----------------------                                  ----
    10.62      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and ABN
               Amrobank, N.V.

    10.63      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and
               AmSouth Bank.

    10.64      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and
               Bank of America, NT & SA.

    10.65      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and Bank of Montreal.

    10.66      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and
               Corestates Bank, N.A.

    10.67      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and First
               American National Bank.

    10.68      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and The
               First National Bank of Chicago.

    10.69      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and The
               Fuji Bank, Limited, Atlanta Agency.

    10.70      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and
               NationsBank, N.A.

    10.71      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and PNC
               Bank, Kentucky, Inc.

    10.72      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and
               Cooperative Centrale Raiffesen Boerenleenbank, B.A., "Rabobank Nederland," New York
               Branch.

    10.73      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and the
               Sakura Bank, Limited.

    10.74      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and
               Suntrust Bank, Nashville, N.A.

    10.75      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and Union
               Bank of California, N.A.

    10.76      Term Note dated December 19, 1997 by and between American HomePatient, Inc. and Union
               Bank of Switzerland, New York Branch.

    10.77      Swing Line Note dated December 19, 1997 by and between American HomePatient, Inc. and
               Bankers Trust Company.

    10.78      Master Agreement dated October 11, 1996 by and between American HomePatient, Inc. and
               Bank of Montreal.

    10.79      Severance Agreement dated December 22, 1997 by and between American HomePatient, Inc.
               and Thomas E. Mills.

    10.80      Amendment No. 3 to Employment Agreement dated December 23, 1997 by and between
               American HomePatient, Inc. and Edward K. Wissing.

    10.81      Letter Agreement dated August 7, 1997 by and between American HomePatient, Inc., and DCAmerica, Inc.

    21         Subsidiary List.

  EXHIBIT
  NUMBER                                       DESCRIPTION OF EXHIBITS                                  PAGE
  -------                                      -----------------------                                  ----
    23.1       Consent of Arthur Andersen LLP.

    27         Financial Data Schedule (for SEC use only).