Form 10-Q
period 1998-03-31
AMERICAN HOMEPATIENT INC
filed 1998-05-15
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

CHECK ONE                           FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998
                                                ----------------
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSACTION PERIOD FROM _________ TO _________.

                           AMERICAN HOMEPATIENT, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                     0-19532                62-1474680
 ------------------------------       ------------          -------------------
(STATE OR OTHER JURISDICTION OF       (COMMISSION             (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)       FILE NUMBER)          IDENTIFICATION NO.)


            5200 MARYLAND WAY, SUITE 400, BRENTWOOD, TENNESSEE 37027
--------------------------------------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

                                 (615) 221-8884
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                                   14,959,659
--------------------------------------------------------------------------------
       (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 8, 1998)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 23

                          PART I. FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                           AMERICAN HOMEPATIENT, INC.

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


ASSETS

                                                                          December 31,         March 31,
                                                                               1997               1998
                                                                          -------------      -------------
CURRENT ASSETS
   Cash and cash equivalents                                              $  12,050,000      $   6,411,000
   Restricted cash                                                               50,000             50,000
   Accounts receivable, less allowance for doubtful accounts of
       $43,862,000 and $44,293,000 respectively                             114,386,000        118,415,000
   Inventories                                                               25,824,000         23,792,000
   Prepaid expenses and other assets                                          1,423,000          2,665,000
   Income tax receivable                                                      8,099,000          5,184,000
   Deferred tax asset                                                         8,998,000          8,998,000
                                                                          -------------      -------------
            Total current assets                                            170,830,000        165,515,000
                                                                          -------------      -------------

PROPERTY AND EQUIPMENT, at cost                                             146,803,000        151,630,000
   Less accumulated depreciation and amortization                           (66,729,000)       (73,631,000)
                                                                          -------------      -------------
            Net property and equipment                                       80,074,000         77,999,000
                                                                          -------------      -------------

OTHER ASSETS
   Excess of cost over fair value of net assets acquired, net               262,294,000        274,854,000
   Investment in unconsolidated joint ventures                               14,974,000         16,018,000
   Deferred costs, net                                                        3,967,000          3,789,000
   Other assets                                                              26,227,000         26,184,000
                                                                          -------------      -------------
            Total other assets                                              307,462,000        320,845,000
                                                                          -------------      -------------

                                                                          $ 558,366,000      $ 564,359,000
                                                                          =============      =============



                                   (Continued)

                           AMERICAN HOMEPATIENT, INC.

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          December 31,         March 31,
                                                                               1997               1998
                                                                          -------------      -------------
CURRENT LIABILITIES
   Current portion of long-term debt and capital leases                   $   9,361,000      $  10,519,000
   Trade accounts payable                                                    13,484,000         12,170,000
   Other payables                                                             1,343,000          1,237,000
   Accrued expenses:
      Payroll and related benefits                                            9,553,000          5,615,000
      Restructuring accruals                                                 13,604,000          9,985,000
      Other                                                                  10,764,000         11,718,000
                                                                          -------------      -------------
            Total current liabilities                                        58,109,000         51,244,000
                                                                          -------------      -------------

NONCURRENT LIABILITIES
   Long-term debt and capital leases, less current portion                  291,963,000        300,870,000
   Deferred income taxes                                                      2,046,000          1,798,000
   Other noncurrent liabilities                                              12,159,000         12,167,000
                                                                          -------------      -------------
            Total noncurrent liabilities                                    306,168,000        314,835,000
                                                                          -------------      -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized 5,000,000
      shares; none issued and outstanding                                            --                 --
   Common stock, $.01 par value; authorized 35,000,000
      shares; issued and outstanding, 14,901,000 and 14,960,000
      shares, respectively                                                      149,000            150,000
   Paid-in capital                                                          171,133,000        172,334,000
   Retained earnings                                                         22,807,000         25,796,000
                                                                          -------------      -------------
            Total shareholders' equity                                      194,089,000        198,280,000
                                                                          -------------      -------------

                                                                          $ 558,366,000      $ 564,359,000
                                                                          =============      =============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                           AMERICAN HOMEPATIENT, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       Three Months Ended March 31
                                                       ---------------------------
                                                          1997              1998
                                                       -----------     ------------
REVENUES:
   Sales and related service revenues                  $39,033,000     $ 48,180,000
   Rentals and other revenues                           43,807,000       52,623,000
   Earnings from joint ventures                          1,746,000        1,990,000
                                                       -----------     ------------
            Total revenues                              84,586,000      102,793,000
                                                       -----------     ------------

EXPENSES:
   Cost of sales and related services                   19,004,000       24,523,000
   Operating                                            43,965,000       54,348,000
   General and administrative                            3,852,000        3,504,000
   Depreciation and amortization                         7,229,000       10,038,000
   Interest                                              2,908,000        5,398,000
                                                       -----------     ------------
            Total expenses                              76,958,000       97,811,000
                                                       -----------     ------------

INCOME FROM OPERATIONS BEFORE INCOME TAX                 7,628,000        4,982,000

PROVISION FOR INCOME TAXES                               2,990,000        1,993,000
                                                       -----------     ------------

NET INCOME                                             $ 4,638,000     $  2,989,000
                                                       ===========     ============

NET INCOME PER COMMON SHARE -
   BASIC                                               $       .31     $        .20
                                                       ===========     ============
   DILUTED                                             $       .31     $        .20
                                                       ===========     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC                                                14,731,000       14,953,000
                                                       ===========     ============
   DILUTED                                              15,065,000       15,181,000
                                                       ===========     ============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                           AMERICAN HOMEPATIENT, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                  Three Months Ended March 31
                                                                                 -----------------------------
                                                                                     1997               1998
                                                                                 ------------      ------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income from operations                                              $  4,638,000      $  2,989,000
         Adjustments to reconcile net income from operations
            to net cash provided from operating activities:
               Depreciation and amortization                                        7,229,000        10,038,000
               Equity in earnings of unconsolidated joint ventures                   (938,000)         (326,000)
               Minority interest                                                       49,000            43,000

         Change in assets and liabilities, net of effects from acquisitions:
               Restricted cash                                                        375,000                --
               Accounts receivables, net                                           (8,249,000)       (2,689,000)
               Inventories                                                           (487,000)        2,146,000
               Prepaid expenses and other                                            (901,000)       (1,241,000)
               Income taxes receivable                                              1,804,000         3,050,000
               Trade accounts payable, accrued expenses
                  and other current liabilities                                    (6,810,000)       (6,063,000)
               Restructuring accrual                                                       --        (3,619,000)
               Other assets                                                          (508,000)         (792,000)
                                                                                 ------------      ------------
                  Net cash provided from (used in) operating activities            (3,798,000)        3,536,000
                                                                                 ------------      ------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisitions, net of cash acquired                                       (29,426,000)      (43,729,000)
         Additions to property and equipment, net                                  (7,704,000)       (7,263,000)
         Distributions from (advances to)
            unconsolidated joint ventures, net                                       (695,000)         (507,000)
         Distributions to minority interest owners                                    (41,000)               --
                                                                                 ------------      ------------
            Net cash used in investing activities                                 (37,866,000)      (51,499,000)
                                                                                 ------------      ------------

                                   (Continued)

                           AMERICAN HOMEPATIENT, INC.

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (Continued)


                                                                                  Three Months Ended March 31
                                                                                 -----------------------------
                                                                                     1997               1998
                                                                                 ------------      ------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on debt and capital leases                             (3,176,000)       (1,537,000)
         Proceeds from issuance of debt                                            39,600,000        43,500,000
         Proceeds from exercise of stock options                                      995,000           385,000
         Deferred financing costs                                                     (29,000)          (24,000)
                                                                                 ------------      ------------
                  Net cash provided from financing activities                      37,390,000        42,324,000
                                                                                 ------------      ------------

      DECREASE IN CASH AND CASH
         EQUIVALENTS                                                               (4,274,000)       (5,639,000)

      CASH AND CASH EQUIVALENTS, beginning of period                                7,299,000        12,050,000
                                                                                 ------------      ------------

      CASH AND CASH EQUIVALENTS, end of period                                   $  3,025,000      $  6,411,000
                                                                                 ============      ============

      SUPPLEMENTAL INFORMATION:
         Cash payments of interest                                               $  2,777,000      $  5,119,000
                                                                                 ============      ============

         Cash payments of income taxes                                           $  1,786,000      $    619,000
                                                                                 ============      ============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                           AMERICAN HOMEPATIENT, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997


        1.    ORGANIZATION AND BACKGROUND

        The registrant is a health care services company engaged in the provision of home health care services. The Company's home health care services consist primarily of the provision of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the three months ended March 31, 1998, such services represented 48%, 20% and 32%, respectively, of net revenues. As of March 31, 1998, the Company provided these services to patients primarily in the home through 336 centers in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin.

        2.    MEDICARE OXYGEN REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

        In August 1997, Congress enacted and President Clinton signed the Balanced Budget Act of 1997 which reduced the Medicare reimbursement rate for oxygen related services by 25 percent and drugs and biologicals by 5 percent on January 1, 1998, and will reduce the Medicare reimbursement rate for oxygen related services by another five percent in 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003. American HomePatient is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 23.5 percent of the Company's revenues.

        On September 25, 1997, the Company announced initiatives to aggressively respond to planned Medicare oxygen reimbursement reductions by fundamentally reshaping the Company for long-term growth. More than 100 of the Company's total operating and billing locations were impacted by the planned activities. The specific actions resulted in pre-tax accounting charges in the third quarter of 1997 of $65.0 million due to the closure, consolidation, or scaling back of approximately 20 percent of the Company's total operating centers, the closure or scaling back of nine billing centers, the reduction of operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 375 employees in the affected locations. These activities are expected to be substantially completed by June 1998.

        The following actions have occurred related to the restructuring:

                                                             For the Quarters Ended
                                                             ----------------------
                                                               Mar. 31,     Dec. 31,
                                                                 1998         1997     Total
                                                                 ----         ----     -----
      Employees terminated                                        47          323       370
      Operating centers closed                                     4           47        51
      Billing locations closed                                     4            5         9
      Operating centers consolidated, scaled back or had
          marginal products and services eliminated                3           44        47


        The expected cash payments related to the restructuring charge accrued on September 25, 1997 were approximately $17.7 million. As costs were incurred and payments were made, $4.1 million and $3.6 million were charged against the related accruals during the fourth quarter of 1997 and first quarter of 1998, respectively. The remaining accrual at March 31, 1998 primarily represents estimated employee severance and related exit costs ($2.1 million), estimated facility exit costs ($4.0 million), termination of management contracts ($3.0 million) and other exit costs ($0.9 million).

        For the quarter ended March 31, 1998, the Company estimates the Medicare oxygen reimbursement reductions decreased net revenue and pre-tax income by approximately $6.1 million.

        3.    ACQUISITIONS

        During 1998 and effective through March 31, 1998, the Company acquired 2 home health care businesses with combined annualized revenue of approximately $17 million for total consideration of approximately $16.5 million, including cash, satisfaction of certain liabilities, and notes payable issued to sellers.

        Since January 1, 1997 and effective through March 31, 1998, American HomePatient has acquired 30 home health care companies.

        The terms of the 1997 and 1998 acquisitions, including the consideration paid, were the result of arm's-length negotiations. The acquisitions were funded via a combination of cash from Company reserves, seller-financed notes, and draws on the Company's Bank Credit Facility (see below).

        On December 19, 1997, the Company entered into a Fourth Amended and Restated Credit Agreement ("Bank Credit Facility") to increase commitments thereunder to $400.0 million. This Bank Credit Facility includes a $75.0 million five-year term loan and a $325.0 million five-year revolving line of credit. The various financial and operating covenants are substantially similar to those under the first amended and restated Bank Credit Facility. Borrowings under the Bank Credit Facility may be used for acquisitions and other general corporate purposes, subject to the terms and conditions of the respective credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of shareholders' equity, leverage ratios, debt to equity ratios and interest coverage ratios.

        4.    EARNINGS PER SHARE

        In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible debt, options and warrants. Net income per common share for prior periods have been restated to comply with SFAS
        128. In computing diluted earnings per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method. The following table information is necessary to calculate earnings per share for the periods presented:

                                                        (unaudited)
                                             -------------------------------
                                               Three Months ended March 31,
                                             -------------------------------
                                                  1997              1998
                                              -----------        -----------


      Net Income                              $ 4,638,000        $ 2,989,000
                                              ===========        ===========

      Weighted average common shares
          outstanding                          14,731,000         14,953,000

      Effect of dilutive options and
          warrants                                334,000            228,000
                                              -----------        -----------
      Adjusted diluted common shares
          outstanding                          15,065,000         15,181,000
                                              ===========        ===========

      Net income per common share
          - Basic                             $      0.31        $      0.20
                                              ===========        ===========
          - Diluted                           $      0.31        $      0.20
                                              ===========        ===========

        5.    BASIS OF FINANCIAL STATEMENTS

        The interim condensed consolidated financial statements of the Company for the three months ended March 31, 1998 and 1997 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at March 31, 1998 and the results of operations and the cash flows for the three months ended March 31, 1998 and 1997.

        The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        6.    IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") has been issued effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted the provisions of SFAS 130 which resulted in no material effect on the Company's financial position or results of operations.

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

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "ESTIMATES," "MAY," "WILL" AND WORDS OF SIMILAR IMPORT. SUCH STATEMENTS INCLUDE STATEMENTS CONCERNING THE COMPANY'S BUSINESS STRATEGY, ACQUISITION STRATEGY, OPERATIONS, COST SAVINGS INITIATIVES, INDUSTRY, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, EXISTING GOVERNMENT REGULATIONS AND CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS, LEGISLATIVE PROPOSALS FOR HEALTHCARE REFORM, THE ABILITY TO ENTER INTO JOINT VENTURES, STRATEGIC ALLIANCES AND ARRANGEMENTS WITH MANAGED CARE PROVIDERS ON AN ACCEPTABLE BASIS AND CHANGES IN REIMBURSEMENT POLICIES. SUCH STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BECAUSE OF A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS THAT ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

        GENERAL

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


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1997         1998
                                                         ----         ----
      Home respiratory therapy services                    48%          48%
      Home infusion therapy services                       18           20
      Home medical equipment and medical supplies          34           32
                                                          ---          ---
           Total                                          100%         100%
                                                          ===          ===


        The Company reports its net revenues as follows: (i) sales and related services; (ii) rentals and other; and (iii) earnings from hospital joint ventures. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home medical equipment and supplies, the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. The majority of the Company's hospital joint ventures are not consolidated for financial statement reporting purposes. Earnings from hospital joint ventures represent the Company's equity in earnings from unconsolidated hospital joint ventures and management and administrative fees for unconsolidated hospital joint ventures. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Operating expenses include center labor costs, delivery expenses, selling costs, occupancy costs, costs related to rentals other than depreciation, billing center costs, provision for doubtful accounts, area management and other operating costs. General and administrative expenses include corporate and senior management expenses and costs.

        Since its inception, the Company has experienced substantial growth. This growth is primarily attributable to the Company's pursuit of an acquisition strategy targeting successful, operating home health care businesses and forming joint venture partnerships with hospitals and hospital systems. Since the Company's initial public offering in November 1991, the Company has expanded operations from 24 home health care centers in four states to 336 home health care centers in 37 states as of March 31, 1998. The Company acquired 28 home health care companies during 1997 and 2 companies during the three months ended March 31, 1998. The Company continues its integration of recently acquired home health care centers. The Company's experience and management expertise is applied wherever possible to improve the operating efficiency of the new centers. Quality methods and ideas from the acquired centers become part of the systems and procedures of the combined Company. Profitable services that were not formerly provided are being added where such opportunities exist. As the Company grows, economies of scale are realized in purchasing goods and services used in the Company's business and, to some extent, its management of overhead expenses.

        The Office of the Inspector General of the Department of Health and Human Services ("OIG") has expanded its auditing of the healthcare industry in an effort to better detect and remedy fraud and abuse and irregularities in Medicare and Medicaid billing. On February 12, 1998, a subpoena from the OIG was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for Medicare payment. The Company has retained experienced health care counsel to represent it in this connection and intends to fully cooperate. Although the Company's counsel has conducted initial meetings with governmental officials and governmental officials have interviewed Company officers, this matter is still in its preliminary stages. In addition the Company from time to time receives notices and subpoenas from various governmental agencies concerning their plans to audit the Company or requesting information regarding certain aspects of the Company's business, and the Company cooperates with the various agencies in responding to such requests. While the government has broad authority to enforce applicable laws and regulations, and therefore the scope and outcome of these investigations and inquiries cannot be predicted with certainty, management does not believe at the present time that any pending investigations or inquiries will have a material adverse impact on the Company.

        MEDICARE - REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

        The Balanced Budget Act of 1997 reduced Medicare oxygen reimbursement rates by 25 percent and drugs and biologicals by 5 percent beginning January 1, 1998, and will reduce Medicare oxygen reimbursement rates by another five percent beginning January 1, 1999. In addition, Consumer Price Index increases in Medicare oxygen reimbursement rates will not resume until the year 2003. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately
        23.5 percent of the Company's revenues.

        For the quarter ended March 31, 1998, the Company estimates the Medicare oxygen reimbursement reductions decreased net revenue and pre-tax income by approximately $6.1 million.

        On September 25, 1997, the Company announced initiatives to respond to the Medicare oxygen reimbursement reductions by fundamentally reshaping the Company for long-term growth. The restructuring impacted more than 100 of the Company's total operating and billing centers. Specific actions resulted in pre-tax accounting charges of $65.0 million in the third quarter of 1997 due to the closure, consolidation, or scaling down of approximately 20 percent of the Company's operating centers, the closure or scaling back of nine billing centers, the reduction of operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 375 employees.

        RESULTS OF OPERATIONS

        The following table and discussion set forth, for the periods indicated, the percentage of net revenues represented by the respective financial items:

                           PERCENTAGE OF NET REVENUES

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            1997            1998
                                                           ------          ------
      Net revenues                                          100.0%          100.0%

      Costs and expenses:
          Cost of sales and related services                 22.5            23.9
          Operating expenses                                 52.0            52.9
          General and administrative                          4.6             3.4
          Depreciation and amortization                       8.5             9.8
          Interest                                            3.4             5.2
                                                           ------          ------
               Total costs and expenses                      91.0            95.2
                                                           ------          ------
      Income from operations before income taxes              9.0             4.8
      Provision for income taxes                              3.5             1.9
                                                           ------          ------
               Income from operations                         5.5%            2.9%
                                                           ======          ======

               OTHER DATA:
                   EBITDA                                    20.9%           19.8%
                                                           ======          ======


        Historically, the Company reported same-store growth. Due to the restructuring activity that occurred during the fourth quarter of 1997, the Company determined that internal growth is a more meaningful representation of revenue growth than same-store growth. The Company has moved to an internal growth calculation which still reflects the strength of operations excluding acquired revenues. The internal growth calculation includes the net revenues of hospital joint ventures managed by the Company and accounted for under the equity method.

        THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

        The operations of acquired centers are included in the operations of the Company from the effective date of each acquisition. Because of the substantial acquisition activity, the comparison of the results of operations between 1998 and 1997 is materially impacted by the operations of these acquired businesses. Also, the comparison of the results of operations between 1998 and 1997 is materially impacted by the Medicare oxygen reimbursement reductions.

        NET REVENUES. Net revenues increased from $84.6 million for the quarter ended March 31, 1997 to $102.8 million for the same period in 1998, an increase of $18.2 million, or 22%. For the quarter ended March 31, 1998, the Company estimates the Medicare oxygen reimbursement reductions decreased net revenue by approximately $6.1 million. Excluding the Medicare oxygen reimbursement reductions, net revenues increased from $84.6 million to $108.9 million for the quarters ended March 31, 1997 and 1998, respectively, an increase of $24.3 million, or 29%. The Company estimates that $17.6 million of this increase is attributable to the acquired businesses net of dissolutions. The remainder of the increase is primarily attributable to internal revenue growth generated through the Company's sales and marketing efforts. Internal revenue growth, excluding the Medicare oxygen reimbursement reductions, was 10% for the quarter ended March 31, 1998. Following is a discussion of the components of net revenues:

             Sales and Related Services Revenues. Sales and related services revenues increased from $39.0 million for the quarter ended March 31, 1997 to $48.2 million for the same period in 1998, an increase of $9.2 million, or 24%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth.

             Rentals and Other Revenue. Rentals and other revenues increased from $43.8 million for the quarter ended March 31, 1997 to $52.6 million for the same period in 1998, an increase of $8.8 million, or 20%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth net of the estimated $6.1 million impact of the Medicare oxygen reimbursement reductions.

             Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures increased from $1.7 million for the quarter ended March 31, 1997 to $2.0 million for the same period in 1998, an increase of $300,000, or 18%, which was primarily attributable to internal growth and newly formed joint ventures. Internal revenue growth of joint ventures, excluding the Medicare oxygen reimbursement reductions, was 26% for the quarter ended March 31, 1998 compared to the same period in 1997, increasing the Company's total internal revenue growth by 2%.

        COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $19.0 million for the quarter ended March 31, 1997 to $24.5 million for the same period in 1998, an increase of $5.5 million, or 29%. As a percentage of sales and related services revenues, cost of sales and related services increased from 49% to 51%. This increase is attributable to the changes in the mix of sales and related service revenues.

        OPERATING EXPENSES. Operating expenses increased from $44.0 million for the quarter ended March 31, 1997 to $54.3 million for the same period in 1998, an increase of $10.3 million, or 23%. This increase was primarily attributable to increased costs associated with the Company's increased revenues. As a percentage of net revenues, operating expenses increased from 52% to 52.9%. Excluding the estimated $6.1 million impact of the Medicare oxygen reimbursement reductions, operating expenses as a percentage of net revenues decreased from 52% to 50%. This decrease is primarily attributable to a lower bad debt expense as a percentage of net revenues and an overall reduction in operating expenses due to cost saving initiatives.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased from $3.9 million for the quarter ended March 31, 1997 to $3.5 million for the same period in 1998, a decrease of $400,000, or 10%. As a percentage of net revenues, general and administrative expenses have decreased from 4.6% to 3.4% as a result of a larger base of revenues to which to allocate the general and administrative expenses. The larger base of revenues is due to internal growth and acquisitions. Excluding the estimated $6.1 million impact of the Medicare oxygen reimbursement reductions, general and administrative expenses as a percentage of net revenue decreased from 4.6% to 3.2%. This decrease is primarily attributable to lower personnel expenses resulting from the Company's restructuring activities and other cost savings initiatives.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $7.2 million for the quarter ended March 31, 1997 to $10.0 million for the same period in 1998, an increase of $2.8 million, or 39%. This increase is primarily attributable to depreciation expense and the amortization of goodwill recorded in connection with acquisitions.

        INTEREST. Interest expense increased from $2.9 million for the quarter ended March 31, 1997 to $5.4 million for the same period in 1998, an increase of $2.5 million, or 86%. The increase was attributable to interest expense on increased borrowings under the Bank Credit Facility to fund acquisitions of home healthcare businesses.

        LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1998, the Company's working capital was $114.3 million and the current ratio was 3.2x as compared to working capital of $112.7 million and a current ratio of 2.9x at December 31, 1997. The Company had current maturities of long-term debt and capital leases of approximately $10.5 million at March 31, 1998.

        The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable, and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient (i) receiving a new medical therapy or (ii) covered by Medicare or Medicaid. Net patient accounts receivable were $102.4 million and $107.4 million at December 31, 1997 and March 31, 1998, respectively. This increase was primarily attributable to the acquisition of home health care businesses in the first quarter of 1998 and internal revenue growth. This represented an average of approximately 88 and 97 days' sales in accounts receivable at December 31, 1997 and March 31, 1998, respectively. The Company estimates that three days of the increase is attributable to the Medicare oxygen reimbursement reductions and one day is related to operating centers closed in the fourth quarter of 1997.

        Net cash used in operating activities was $3.8 million and net cash provided from operating activities was $3.5 million for the three months ended March 31, 1997 and 1998, respectively. These amounts primarily represent net income plus depreciation and amortization and provisions for doubtful accounts and changes in the various components of working capital. Net cash used in investing activities was $37.9 million and $51.5 million for the three months ended March 31, 1997 and 1998, respectively. Acquisition expenditures increased from $29.4 million for the three months ended March 31, 1997 to $43.7 million for the same period in 1998, an increase of $14.3 million. Capital expenditures decreased from $7.7 million for the three months ended March 31, 1997 to $7.3 million for the same period in 1998, a decrease of $400,000. Net cash provided from financing activities was $37.4 million and $42.3 million for the three months ended March 31, 1997 and 1998, respectively. The cash provided from financing activities for the three months ended March 31, 1997 and 1998 primarily related to proceeds from the Bank Credit Facility.

        The Company's principal capital requirements are for acquisitions of additional home health care companies and expansion of the services provided through its existing home health care centers. The Company has financed and intends to continue to finance these requirements, its net revenue growth, and working capital needs with net cash provided by operations and with borrowings under the Bank Credit Facility. On December 19, 1997 the Company amended and restated the Bank Credit Facility to increase commitments thereunder to $400.0 million. The Bank Credit Facility includes a $75.0 million five-year term loan and a $325.0 million five-year revolving line of credit. Borrowings under the Bank Credit Facility may be used to finance acquisitions and for other general corporate purposes, subject to the terms and conditions of the credit and security agreements. Most of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Bank Credit Facility), plus a margin from 0% to 0.625% and from 0.375% to 1.375%, respectively. The Company's ability to borrow under the Bank Credit Facility terminates on December 16, 2002, subject to exceptions set forth therein. As of March 31, 1998 the weighted average borrowing rate was 6.80%. A commitment fee of up to .375% per annum (.375% as of March 31, 1998) is payable by the Company on the undrawn balance. The interest rate and commitment fee vary depending on the Company's ratio of total debt to adjusted pro forma earnings before interest, taxes, depreciation and amortization, as such ratio is defined in the Bank Credit Facility.

        The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of stockholders' equity, leverage ratios, debt to equity ratios and interest coverage ratios. The Bank Credit Facility also contains certain covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interest on the assets of the Company, the payment of dividends on and the redemption or repurchase of securities of the Company, investments, acquisitions, investments in joint ventures, capital expenditures and sales of Company assets. The Company must generally obtain bank consent for any single acquisition with an aggregate purchase price of $30.0 million or more, and any acquisition which, when combined with all acquisitions completed in the prior 12 months, exceeds $100.0 million and certain other transactions. The Company was in compliance with these covenants at March 31, 1998.

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

                Medicare Reimbursement for Oxygen Therapy Services. In 1997 oxygen therapy services reimbursement from Medicare accounted for approximately 23.5% of the Company's revenues. The Balanced Budget Act of 1997, as amended, reduced Medicare reimbursement rates for oxygen and certain oxygen equipment to 75% of their 1997 levels beginning January 1, 1998 and to 70% of their 1997 levels beginning January 1, 1999. Reimbursement for drugs and biologicals was reduced by 5% beginning January 1, 1998. In addition, Consumer Price Index increases in Medicare oxygen reimbursement rates will not resume until the year 2003 and the Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. Any such reductions could have a material adverse effect on the Company's net revenues and net income. See "Medicare Oxygen Reimbursement Reductions and Related Restructuring" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Medicare Reimbursement for Oxygen Therapy Services."

                Dependence on Reimbursement by Third-Party Payors. For the quarter ending March 31, 1998, the percentage of the Company's net revenues derived from Medicare, Medicaid and private pay was 41%, 9% and 50%, respectively. The net revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's net revenues. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources, may also affect the Company's net revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. Also, many payors are dependent upon their computer systems for determining and paying reimbursements to the Company. If such payors computer systems are adversely impacted by the Year 2000 it could have a material adverse impact on the Company's revenues.

                Role of Managed Care. As managed care assumes an increasingly significant role in markets in which the Company operates, the Company's success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or continue to obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue experiencing downward pressure as a result of payors' efforts to contain or reduce the costs of health care by increasing case management review of services and negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, unless the Company also decreases its cost for providing services and increases higher margin services, it will experience declining profit margins.

                Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. Federal laws governing the Company's activities include regulation of the repackaging and dispensing of drugs, Medicare reimbursement and certification and certain financial relationships with physicians and other health care providers. Although the Company intends to comply with all applicable fraud and abuse laws, there can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on the Company's business. In addition, the OIG has expanded its auditing of the healthcare industry in an effort to better detect and remedy fraud and abuse and irregularities in Medicare and Medicaid billing. The Company and many other healthcare providers have received subpoenas and other requests for information in connection with such activities. There can be no assurance such activities will not have a material adverse effect on the Company's results of operations, financial condition or prospects. The Company is subject to state laws governing Medicaid, professional training, certificates of need, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards. In addition, many of the Company's employees must maintain licenses to provide some of the services offered by the Company. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company's results of operations, financial condition or prospects.

                No Assurance of Successful Integration of Acquisitions or Continued Growth. The Company intends to continue to expand its business through acquisitions of home health care companies, growth in same-store net revenues and the formation of additional hospital joint ventures and strategic alliances. There can be no assurance that suitable acquisitions will be identified, that consent from the Company's lenders, where required, will be obtained or that acquisitions will be consummated on acceptable terms. In addition, there can be no assurance that these companies, once acquired, will be integrated successfully into the Company's operations or that any acquisition will not have a material adverse effect upon the Company's results of operations, financial condition or prospects, especially in the fiscal quarters immediately following such transactions. In addition, although the Company intends to expand its business through hospital joint ventures and strategic alliances, there can be no assurance that the Company will be able to maintain such relationships. Finally, there can be no assurance that the Company can increase or maintain growth in net revenues, enter into additional hospital joint ventures and strategic alliances or increase net revenues at existing hospital joint ventures and strategic alliances. The price of the Company's common stock may fluctuate substantially in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

                Impact of Health Care Reform. The health care industry continues to undergo dramatic changes. There can be no assurance that federal health care legislation to impose greater control on health care spending will not be adopted in the future. Some states are adopting health care programs and initiatives as a replacement for Medicaid. It is also possible that proposed federal legislation will include language which provides incentives to further encourage Medicare recipients to shift to Medicare at-risk managed care programs. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of governmental health care programs or initiatives will not have a material adverse effect on the Company.

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

                Influence of Executive Officers, Directors and Principal Stockholder. On May 8, 1998, the Company's executive officers, directors and principal stockholder, Counsel Corporation ("Counsel"), in the aggregate, beneficially owned approximately 36% of the outstanding shares of the common stock of the Company. As a result of such equity ownership and their positions in the Company, if the executive officers, directors and principal stockholder were to vote all or substantially all of their shares in the same manner, they could significantly influence the management and policies of the Company, including the election of the Company's directors and the outcome of matters submitted to stockholders of the Company for approval. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. The inability to attract and retain qualified personnel could adversely affect the Company's business.

                           PART II. OTHER INFORMATION

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

        (B) Reports on Form 8-K. A report on Form 8-K was filed on February 17, 1998 with respect to the acquisition of National Medical Systems, Inc. and a related Form 8-K/A was filed on April 15, 1998 with respect to such transaction and related financial statements.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMERICAN HOMEPATIENT, INC.

        May 15, 1998               By: /s/Mary Ellen Rodgers
                                       ---------------------
                                       Mary Ellen Rodgers
                                       Chief Financial Officer and An Officer
                                       Duly Authorized to Sign on Behalf of the
                                       registrant

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
------       -----------------------

10.1         Amendment No. 7 to 1991 Non-qualified Stock Option Plan
10.2         Asset Purchase Agreement dated February 27, 1998 among American HomePatient, Inc.
             and Evocare, Inc., Evocare Home Health Care Services, Inc., Chester Black,
             Bernard Lambrese and Kelly Lambrese.
10.3         Amendment to Asset Purchase Agreement dated March 12, 1998 among America
             HomePatient, Inc. and Evocare, Inc., Evocare Home Health Services, Inc.,
             Chester Black, Bernard Lambrese and Kelly Lambrese.
10.4         Confidentiality, Non-Competition and Severance Pay Agreement dated June 16, 1996 between David R. Gnass and American HomePatient, Inc.
10.5         Confidentiality, Non-Competition and Severance Pay Agreement dated April 1, 1996 between Mary Ellen Rodgers and American HomePatient, Inc.
10.6         Confidentiality, Non-Competition and Severance Pay Agreement dated December 23,
             1997 between Kathey S. Palmer and American HomePatient, Inc.
27           Financial Data Schedule (for SEC use only)