Form 10-Q
period 1998-06-30
AMERICAN HOMEPATIENT INC
filed 1998-08-13
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

CHECK ONE                          FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998
                                                  -------------
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM _________ TO
         _________.

                           AMERICAN HOMEPATIENT, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                       0-19532              62-14746800
 ------------------------------          ------------         ------------------
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

                                   14,985,960
--------------------------------------------------------------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 10, 1998)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 26

                          PART I. FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


ASSETS
                                                                     December 31,         June 30,
                                                                         1997               1998
                                                                    -------------      -------------
CURRENT ASSETS
   Cash and cash equivalents                                        $  12,050,000      $  13,538,000
   Restricted cash                                                         50,000             50,000
   Accounts receivable, less allowance for doubtful accounts of
       $43,862,000 and $36,938,000 respectively                       114,386,000        116,505,000
   Inventories                                                         25,824,000         23,454,000
   Prepaid expenses and other assets                                    1,423,000          2,555,000
   Income tax receivable                                                8,099,000          3,169,000
   Deferred tax asset                                                   8,998,000          8,998,000
                                                                    -------------      -------------
            Total current assets                                      170,830,000        168,269,000
                                                                    -------------      -------------

PROPERTY AND EQUIPMENT, at cost                                       146,803,000        157,478,000
   Less accumulated depreciation and amortization                     (66,729,000)       (77,692,000)
                                                                    -------------      -------------
            Net property and equipment                                 80,074,000         79,786,000
                                                                    -------------      -------------

OTHER ASSETS
   Excess of cost over fair value of net assets acquired, net         262,294,000        276,592,000
   Investment in unconsolidated joint ventures                         14,974,000         19,550,000
   Deferred costs, net                                                  3,967,000          3,701,000
   Other assets                                                        26,227,000         25,961,000
                                                                    -------------      -------------
            Total other assets                                        307,462,000        325,804,000
                                                                    -------------      -------------

                                                                    $ 558,366,000      $ 573,859,000
                                                                    =============      =============



                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

ASSETS
                                                                     December 31,         June 30,
                                                                         1997               1998
                                                                    -------------      -------------
CURRENT LIABILITIES
   Current portion of long-term debt and capital leases             $   9,361,000      $   8,591,000
   Trade accounts payable                                              13,484,000         15,155,000
   Income taxes payable                                                        --                 --
   Other payables                                                       1,343,000          1,025,000
   Accrued expenses:
      Payroll and related benefits                                      9,553,000          6,970,000
      Restructuring accruals                                           13,604,000          7,249,000
      Other                                                            10,764,000         15,317,000
                                                                    -------------      -------------
            Total current liabilities                                  58,109,000         54,307,000
                                                                    -------------      -------------

NONCURRENT LIABILITIES
   Long-term debt and capital leases, less current portion            291,963,000        303,704,000
   Deferred income taxes                                                2,046,000          1,798,000
   Other noncurrent liabilities                                        12,159,000         11,796,000
                                                                    -------------      -------------
            Total noncurrent liabilities                              306,168,000        317,298,000
                                                                    -------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized 5,000,000
      shares; none issued and outstanding                                      --                 --
   Common stock, $.01 par value; authorized 35,000,000
      shares; issued and outstanding, 14,901,000 and 14,967,000
      shares, respectively                                                149,000            150,000
   Paid-in capital                                                    171,133,000        172,379,000
   Retained earnings                                                   22,807,000         29,725,000
                                                                    -------------      -------------
            Total stockholders' equity                                194,089,000        202,254,000
                                                                    -------------      -------------

                                                                    $ 558,366,000      $ 573,859,000
                                                                    =============      =============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      Three Months Ended June 30          Six Months Ended June 30
                                                     -----------------------------     -----------------------------
                                                         1997             1998             1997             1998
                                                     ------------     ------------     ------------     ------------
REVENUES
   Sales and related service revenues                $ 43,628,000     $ 50,286,000     $ 82,652,000     $ 98,455,000
   Rentals and other revenues                          49,433,000       51,790,000       93,249,000      104,990,000
   Earnings from joint ventures                         1,727,000        1,524,000        3,474,000        2,948,000
                                                     ------------     ------------     ------------     ------------
            Total revenues                             94,788,000      103,600,000      179,375,000      206,393,000
                                                     ------------     ------------     ------------     ------------

EXPENSES
   Cost of sales and related services, excluding
       depreciation and amortization                   22,353,000       24,545,000       41,357,000       49,070,000
   Operating                                           48,217,000       53,983,000       92,182,000      108,331,000
   General and administrative                           3,778,000        3,547,000        7,631,000        7,050,000
   Depreciation and amortization                        8,284,000        9,410,000       15,513,000       19,448,000
   Interest                                             3,989,000        5,566,000        6,897,000       10,964,000
                                                     ------------     ------------     ------------     ------------
            Total expenses                             86,621,000       97,051,000      163,580,000      194,863,000
                                                     ------------     ------------     ------------     ------------
INCOME FROM OPERATIONS BEFORE INCOME TAXES              8,167,000        6,549,000       15,795,000       11,530,000
PROVISION FOR INCOME TAXES                              3,265,000        2,620,000        6,255,000        4,612,000
                                                     ------------     ------------     ------------     ------------
NET INCOME                                           $  4,902,000     $  3,929,000     $  9,540,000     $  6,918,000
                                                     ============     ============     ============     ============
NET INCOME PER COMMON SHARE
   - Basic                                           $       0.33     $       0.26     $       0.65     $       0.46
                                                     ============     ============     ============     ============
   - Diluted                                         $       0.33     $       0.26     $       0.64     $       0.46
                                                     ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING
   - Basic                                             14,805,000       14,974,000       14,771,000       14,965,000
                                                     ============     ============     ============     ============
   - Diluted                                           14,965,000       15,059,000       15,023,000       15,123,000
                                                     ============     ============     ============     ============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                    For the Six Months Ended June 30
                                                                    --------------------------------
                                                                         1997              1998
                                                                    -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   9,540,000      $   6,918,000
   Adjustments to reconcile net income from operations
      to net cash provided from (used in) operating activities:
         Depreciation and amortization                                 15,513,000         19,448,000
         Equity in earnings of unconsolidated joint ventures           (1,830,000)          (682,000)
         Minority interest                                                 49,000            184,000

   Change in assets and liabilities, net of effects from acquisitions:
         Receivables, net                                             (15,163,000)        (1,680,000)
         Restricted cash                                                  375,000                 --
         Inventories                                                   (3,044,000)         2,579,000
         Prepaid expenses and other                                    (1,113,000)        (1,119,000)
         Income taxes receivable                                        3,724,000          5,060,000
         Trade accounts payable, accrued expenses
            and other current liabilities                              (1,415,000)           560,000
         Restructuring accruals                                                --         (6,355,000)
         Other long term liabilities                                           --             19,000
         Other assets                                                  (1,560,000)        (1,439,000)
                                                                    -------------      -------------
            Net cash provided from operating activities                 5,076,000         23,493,000
                                                                    -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                 (56,054,000)       (45,649,000)
   Additions to property and equipment, net                           (16,004,000)       (16,178,000)
   Distributions from (advances to) unconsolidated joint
      ventures, net                                                      (289,000)        (3,684,000)
   Distributions to minority interest owners                              (18,000)                --
                                                                    -------------      -------------
            Net cash used in investing activities                     (72,365,000)       (65,511,000)
                                                                    -------------      -------------

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (Continued)


                                                                    For the Six Months Ended June 30
                                                                    --------------------------------
                                                                         1997              1998
                                                                    -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt and capital leases                       (4,757,000)        (3,278,000)
   Proceeds from issuance of debt                                      71,000,000         46,477,000
   Proceeds from exercise of stock options                              1,617,000            430,000
   Deferred financing costs                                              (135,000)          (123,000)
                                                                    -------------      -------------
            Net cash provided from financing activities                67,725,000         43,506,000
                                                                    -------------      -------------
INCREASE IN CASH AND CASH
   EQUIVALENTS                                                            436,000          1,488,000

CASH AND CASH EQUIVALENTS, beginning of period                          7,299,000         12,050,000
                                                                    -------------      -------------
CASH AND CASH EQUIVALENTS, end of period                            $   7,735,000      $  13,538,000
                                                                    =============      =============
SUPPLEMENTAL INFORMATION:
   Cash payments of interest                                        $   6,640,000      $   8,802,000
                                                                    =============      =============
   Cash payments of income taxes                                    $   2,703,000      $   1,834,000
                                                                    =============      =============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997

        1.    ORGANIZATION AND BACKGROUND

        The registrant is a health care services company engaged in the provision of home health care services. The Company's home health care services consist primarily of the provision of home respiratory therapies, the provision of home infusion therapies, and the rental and sale of home medical equipment and home health care supplies. For the six months ended June 30, 1998, such services represented 47%, 21% and 32%, respectively, of net revenues. As of June 30, 1998, the Company provided these services to patients primarily in the home through 332 centers in Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington and Wisconsin.

        2.    MEDICARE OXYGEN REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

        In August 1997, Congress enacted and President Clinton signed the Balanced Budget Act of 1997 which reduced the Medicare reimbursement rate for oxygen related services by 25 percent and drugs and biologicals by five percent on January 1, 1998, and will reduce the Medicare reimbursement rate for oxygen related services by another five percent in 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003. American HomePatient is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly and adversely affected by this legislation. Medicare oxygen reimbursements accounted for approximately 23.5 percent of the Company's revenues.

        On September 25, 1997, the Company announced initiatives to aggressively respond to planned Medicare oxygen reimbursement reductions by fundamentally reshaping the Company for long-term growth. More than 100 of the Company's total operating and billing locations were affected by the planned activities. The specific actions resulted in pre-tax accounting charges in the third quarter of 1997 of $65.0 million due to the closure, consolidation, or scaling back of approximately 20 percent of the Company's operating centers, the closure or scaling back of nine billing centers, the reduction of operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 400 employees in the affected locations. These activities were substantially completed as of June 30, 1998.

        The following actions have occurred related to the restructuring:

                                                                For the Quarters Ended
                                                   ----------------------------------------------
                                                   June 30,          March 31,       December 31,        Total
                                                     1998              1998              1997            -----
                                                     ----              ----              ----

Employees terminated                                  36                47               323               406
Operating centers closed                               1                 4                47                52
Billing locations closed                               0                 4                 5                 9
Operating centers consolidated, scaled
    back or had marginal products and
    services eliminated                                8                 3                44                55


        The expected cash payments related to the restructuring charge accrued on September 25, 1997 were approximately $17.7 million. As costs were incurred and payments were made, $4.1 million and $6.4 million were charged against the related restructuring accruals during the fourth quarter of 1997 and first six months of 1998, respectively. In addition, $9.3 million in the fourth quarter of 1997 and $9.9 million in the first six months of 1998 were charged against other reserves established in connection with the Company's restructuring which included the write down of accounts receivable, inventory, and rental equipment to their estimated realizable values. The remaining restructuring accruals at June 30, 1998 primarily represent estimated employee severance and related exit costs ($0.9 million), estimated facility exit costs ($3.2 million), termination of management contracts ($3.0 million) and other exit costs ($0.1 million).

        For the six months ended June 30, 1998, the Company estimates the Medicare oxygen reimbursement reductions decreased net revenue and pre-tax income by approximately $12.3 million.

        3.    ACQUISITIONS

        During 1998 and effective through June 30, 1998, the Company acquired 3 home health care businesses with combined annualized revenue of approximately $19 million for total consideration of approximately $18.4 million, including cash, satisfaction of certain liabilities, and notes payable issued to sellers.

        Since January 1, 1997 and effective through June 30, 1998, American HomePatient has acquired 31 home health care companies.

        The terms of the 1997 and 1998 acquisitions, including the consideration paid, were the result of arm's-length negotiations. The acquisitions were funded via a combination of cash from Company reserves, seller-financed notes, and draws on the Company's Bank Credit Facility (see below).

        4.    BANK CREDIT FACILITY

        On December 19, 1997, the Company entered into a Fourth Amended and Restated Credit Agreement ("Bank Credit Facility") to increase commitments thereunder to $400.0 million. This Bank Credit Facility includes a $75.0 million five-year term loan and a $325.0 million five-year revolving line of credit. The various financial and operating covenants are substantially similar to those under the first amended and restated Bank Credit Facility. Borrowings under the Bank Credit Facility may be used for acquisitions and other general corporate purposes, subject to the terms and conditions of the respective credit and security agreements. Substantially all of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of shareholders' equity, leverage ratios, debt to equity ratios and interest coverage ratios.

        5.    EARNINGS PER SHARE

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

                                                                           (unaudited)
                                                    -----------------------------------------------------------
                                                    Three Months ended June 30,      Six Months ended June 30,
                                                    ---------------------------     ---------------------------
                                                        1997            1998            1997            1998
                                                    -----------     -----------     -----------     -----------
        Net income                                  $ 4,902,000     $ 3,929,000     $ 9,540,000     $ 6,918,000
                                                    ===========     ===========     ===========     ===========

        Weighted average common shares
           outstanding                               14,805,000      14,974,000      14,771,000      14,965,000

        Effect of dilutive options and warrants         160,000          85,000         252,000         158,000
                                                    -----------     -----------     -----------     -----------
        Adjusted diluted common shares
           outstanding                               14,965,000      15,059,000      15,023,000      15,123,000
                                                    ===========     ===========     ===========     ===========
        Net income per common share
           - Basic                                  $      0.33     $      0.26            0.65     $      0.46
                                                    ===========     ===========     ===========     ===========
           - Diluted                                $      0.33     $      0.26     $      0.64     $      0.46
                                                    ===========     ===========     ===========     ===========

        6.    BASIS OF FINANCIAL STATEMENTS

        The interim condensed consolidated financial statements of the Company for the three and six months ended June 30, 1998 and 1997 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at June 30, 1998 and the results of operations and the cash flows for the three and six months ended June 30, 1998 and 1997.

        The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        7.    IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") has been issued effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. In the first quarter of 1998 the Company adopted the provisions of SFAS 130 which resulted in no material effect on the Company's financial position or results of operations.

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

        8.    GOVERNMENT REGULATION

        The Office of the Inspector General of the Department of Health and Human Services ("OIG") has expanded its auditing of the healthcare industry in an effort to better detect and remedy fraud and abuse and irregularities in Medicare and Medicaid billing. On February 12, 1998, a subpoena from the OIG was served on the Company at its Pineville, Kentucky center in connection with an investigation of the Company relating to possible improper claims for Medicare payment. The Company has retained experienced health care counsel to represent it in this matter and intends to cooperate in the investigation. Although the Company's counsel has conducted initial meetings with governmental officials and governmental officials have interviewed certain Company officers and employees, this matter is still in its preliminary stages. Although this has not been confirmed, management believes that the investigation was initiated as a result of a qui tam complaint filed by a former employee of the Company under the False Claims Act. In addition, the Company from time to time receives notices and subpoenas from various governmental agencies concerning their plans to audit the Company or requesting information regarding certain aspects of the Company's business, and the Company cooperates with the various agencies in responding to such requests. The government has broad authority and discretion in enforcing applicable laws and regulations, and therefore the scope and outcome of these investigations and inquiries cannot be predicted with certainty. The Company expects to incur additional costs in the future, such as legal expenses, in connection with these investigations.

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


                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                 1997               1998
                                                                 ----               ----

        Home respiratory therapy services                          47%                47%
        Home infusion therapy services                             18                 21
        Home medical equipment and medical supplies                35                 32
                                                                  ---                ---
             Total                                                100%               100%
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

        Since its inception, the Company has experienced substantial growth. This growth is primarily attributable to the Company's pursuit of an acquisition strategy targeting successful, operating home health care businesses and forming joint venture partnerships with hospitals and hospital systems. Since the Company's initial public offering in November 1991, the Company has expanded operations from 24 home health care centers in four states to 332 home health care centers in 37 states as of June 30, 1998. The Company acquired 28 home health care companies during 1997 and 3 companies during the six months ended June 30, 1998. During 1998, the Company has become more selective in its approach toward acquisitions by defining clearer standards and new criteria for the selection of acquisition candidates. As a result, the Company expects to acquire fewer companies in 1998 than in recent years.

        The Company continues its integration of recently acquired home health care centers. The Company's experience and management expertise is applied wherever possible to improve the operating efficiency of the new centers. Quality methods and ideas from the acquired centers may be integrated into the systems and procedures of the Company as a whole. As the Company grows, it strives to achieve economies of scale in purchasing goods and services used in its business and, to some extent, its management of overhead expenses.

        The Office of the Inspector General of the Department of Health and Human Services ("OIG") has expanded its auditing of the healthcare industry in an effort to better detect and remedy fraud and abuse and irregularities in Medicare and Medicaid billing. On February 12, 1998, a subpoena from the OIG was served on the Company at its Pineville, Kentucky center in connection with an investigation of the Company relating to possible improper claims for Medicare payment. The Company has retained experienced health care counsel to represent it in this matter and intends to cooperate in the investigation. Although the Company's counsel has conducted initial meetings with governmental officials and governmental officials have interviewed certain Company officers and employees, this matter is still in its preliminary stages. Although this has not been confirmed, management believes that the investigation was initiated as a result of a qui tam complaint filed by a former employee of the Company under the False Claims Act. In addition, the Company from time to time receives notices and subpoenas from various governmental agencies concerning their plans to audit the Company or requesting information regarding certain aspects of the Company's business, and the Company cooperates with the various agencies in responding to such requests. The government has broad authority and discretion in enforcing applicable laws and regulations, and therefore the scope and outcome of these investigations and inquiries cannot be predicted with certainty. The Company expects to incur additional costs in the future, such as legal expenses, in connection with these investigations.

        MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

        The Balanced Budget Act of 1997 reduced Medicare oxygen reimbursement rates by 25 percent and drugs and biologicals by five percent beginning January 1, 1998, and will reduce Medicare oxygen reimbursement rates by another five percent beginning January 1, 1999. In addition, Consumer Price Index increases in Medicare oxygen reimbursement rates will not resume until the year 2003. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements accounted for approximately 23.5 percent of the Company's revenues.

        For the quarter ended June 30, 1998, the Company estimates the Medicare oxygen reimbursement reductions decreased net revenue and pre-tax income by approximately $6.2 million.

        On September 25, 1997, the Company announced initiatives to respond to the Medicare oxygen reimbursement reductions by fundamentally reshaping the Company for long-term growth. The restructuring affected more than 100 of the Company's operating and billing centers. Specific actions resulted in pre-tax accounting charges of $65.0 million in the third quarter of 1997 due to the closure, consolidation, or scaling down of approximately 20 percent of the Company's operating centers, the closure or scaling back of nine billing centers, the reduction of operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 400 employees.

        RESULTS OF OPERATIONS

        The following table and discussion set forth, for the periods indicated, the percentage of net revenues represented by the respective financial items:

                           PERCENTAGE OF NET REVENUES

                                                                        Three Months                     Six Months
                                                                       Ended June 30                    Ended June 30
                                                                 -----------------------           -----------------------
                                                                  1997             1998             1997             1998
                                                                 ------           ------           ------           ------
        Net Revenues                                              100.0%           100.0%           100.0%           100.0%

        Costs and expenses:
           Cost of sales and related services                      23.6             23.7             23.1             23.8
           Operating expenses                                      50.9             52.1             51.4             52.5
           General and administrative                               4.0              3.4              4.3              3.4
           Depreciation and amortization                            8.7              9.1              8.6              9.4
           Interest                                                 4.2              5.4              3.8              5.3
                                                                 ------           ------           ------           ------
              Total costs and expenses                             91.4%            93.7%            91.2%            94.4%
                                                                 ------           ------           ------           ------
           Income from operations before income taxes               8.6%             6.3%             8.8%             5.6%
                                                                 ======           ======           ======           ======


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

        THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

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

        NET REVENUES. Net revenues increased from $94.8 million for the quarter ended June 30, 1997 to $103.6 million for the same period in 1998, an increase of $8.8 million, or 9%. For the quarter ended June 30, 1998, the Company estimates the Medicare oxygen reimbursement reductions decreased net revenue by approximately $6.2 million. Excluding the Medicare oxygen reimbursement reductions, net revenues increased from $94.8 million to $109.8 million for the quarters ended June 30, 1997 and 1998, respectively, an increase of $15.0 million, or 16%. The Company estimates that $8.2 million of this increase is attributable to the acquired businesses net of dissolutions. The remainder of the increase is primarily attributable to internal revenue growth generated through the Company's sales and marketing efforts. Internal revenue growth, excluding the Medicare oxygen reimbursement reductions, was 8% for the quarter ended June 30, 1998. Following is a discussion of the components of net revenues:

             Sales and Related Services Revenues. Sales and related services revenues increased from $43.6 million for the quarter ended June 30, 1997 to $50.3 million for the same period in 1998, an increase of $6.7 million, or 15%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth.

             Rentals and Other Revenue. Rentals and other revenues increased from $49.4 million for the quarter ended June 30, 1997 to $51.8 million for the same period in 1998, an increase of $2.4 million, or 5%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth net of the impact of the Medicare oxygen reimbursement reductions.

             Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures decreased from $1.7 million for the quarter ended June 30, 1997 to $1.5 million for the same period in 1998, a decrease of $200,000, or 12%, which was largely due to the impact of the Medicare oxygen reimbursement reductions. Internal revenue growth of joint ventures, excluding the Medicare oxygen reimbursement reductions, was 7% for the quarter ended June 30, 1998 compared to the same period in 1997.

        COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $22.4 million for the quarter ended June 30, 1997 to $24.5 million for the same period in 1998, an increase of $2.1 million, or 9%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 51% to 49%. This decrease is attributable to the changes in the mix of sales and related service revenues resulting from the Company's focus on eliminating or scaling back marginal products and favorable results of physical inventories at several operating centers. During the three months ended June 30, 1998, the Company utilized certain inventory reserves (established in connection with the restructuring) to write down inventory affected by the restructuring to its estimated realizable value. Management believes the remaining balance in these special inventory reserves is adequate. To the extent the balance in these reserves is not adequate, future operating results could be negatively affected.

        OPERATING EXPENSES. Operating expenses increased from $48.2 million for the quarter ended June 30, 1997 to $54.0 million for the same period in 1998, an increase of $5.8 million, or 12%. This increase was primarily attributable to increased costs associated with the Company's increased revenues. As a percentage of net revenues, operating expenses increased from 51% to 52%. Excluding the estimated $6.2 million impact of the Medicare oxygen reimbursement reductions, operating expenses as a percentage of net revenues decreased from 51% to 49%. This decrease is primarily attributable to an overall reduction in operating expense levels due to cost saving initiatives which include, among other things, tighter controls over salaries and wages and changes in vacation policies and other employee benefits. During the three months ended June 30, 1998, the Company utilized certain accounts receivable reserves (established in connection with the restructuring) to write down accounts receivable affected by the restructuring to its estimated realizable value. Management believes the remaining balance in these special accounts receivable reserves is adequate. To the extent the balance in these reserves is not adequate, future operating results could be negatively affected.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased from $3.8 million for the quarter ended June 30, 1997 to $3.5 million for the same period in 1998, a decrease of $300,000 or 8%. As a percentage of net revenues, general and administrative expenses have decreased from 4.0% to 3.4%. Excluding the estimated $6.2 million impact of the Medicare oxygen reimbursement reductions, general and administrative expenses as a percentage of net revenue decreased from 4.0% to 3.2%. This decrease is primarily attributable to lower personnel expenses resulting from the Company's restructuring activities and other cost savings initiatives.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $8.3 million for the quarter ended June 30, 1997 to $9.4 million for the same period in 1998, an increase of $1.1 million, or 13%. This increase is primarily attributable to depreciation expense and the amortization of goodwill recorded in connection with acquisitions.

        INTEREST. Interest expense increased from $4.0 million for the quarter ended June 30, 1997 to $5.6 million for the same period in 1998, an increase of $1.6 million, or 40%. The increase was attributable to additional interest expense on increased borrowings under the Bank Credit Facility to fund acquisitions of home healthcare businesses.

        SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30,
        1997

        NET REVENUES. Net revenues increased from $179.4 million for the six months ended June 30, 1997 to $206.4 million for the same period in 1998, an increase of $27.0 million, or 15%. For the six months ended June 30, 1998, the Company estimates the Medicare oxygen reimbursement reductions decreased net revenue by approximately $12.3 million. Excluding the Medicare oxygen reimbursement reductions, net revenues increased from $179.4 million to $218.7 million for the six months ended June 30, 1997 and 1998, respectively, an increase of $39.3 million, or 22%. The Company estimates that $25.8 million of this increase is attributable to the acquired businesses net of dissolutions. The remainder of the increase is primarily attributable to internal revenue growth generated through the Company's sales and marketing efforts. Internal revenue growth, excluding the Medicare oxygen reimbursement reductions, was 9% for the six months ended June 30, 1998. Following is a discussion of the components of net revenues:

             Sales and Related Services Revenues. Sales and related services revenues increased from $82.7 million for the six months ended June 30, 1997 to $98.5 million for the same period in 1998, an increase of $15.8 million, or 19%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth.

             Rentals and Other Revenue. Rentals and other revenues increased from $93.2 million for the six months ended June 30, 1997 to $105.0 million for the same period in 1998, an increase of $11.8 million, or 13%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth net of the impact of the Medicare oxygen reimbursement reductions.

             Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures decreased from $3.5 million for the six months ended June 30, 1997 to $2.9 million for the same period in 1998, a decrease of $600,000, or 17%, which was largely due to the impact of the Medicare oxygen reimbursement reductions. Internal revenue growth of joint ventures, excluding the Medicare oxygen reimbursement reductions, was 14% for the six months ended June 30, 1998 compared to the same period in 1997, increasing the Company's total internal revenue growth by 1%.

        COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $41.4 million for the six months ended June 30, 1997 to $49.1 million for the same period in 1998, an increase of $7.7 million, or 19%. As a percentage of sales and related services revenues, cost of sales and related services remained constant at 50% for both periods. During the six months ended June 30, 1998, the Company utilized certain inventory reserves (established in connection with the restructuring) to write down inventory affected by the restructuring to its estimated realizable value. Management believes the remaining balance in these special inventory reserves is adequate. To the extent the balance in these reserves is not adequate, future operating results could be negatively affected.

        OPERATING EXPENSES. Operating expenses increased from $92.2 million for the six months ended June 30, 1997 to $108.3 million for the same period in 1998, an increase of $16.1 million, or 17%. This increase was primarily attributable to increased costs associated with the Company's increased revenues. As a percentage of net revenues, operating expenses increased from 51% to 52%. Excluding the estimated $12.3 million impact of the Medicare oxygen reimbursement reductions, operating expenses as a percentage of net revenues decreased from 51% to 50%. This decrease is primarily attributable to an overall reduction in operating expense levels due to cost saving initiatives which included, among other things, tighter controls over salaries and wages and changes in vacation policies and other employee benefits. During the six months ended June 30, 1998, the Company utilized certain accounts receivable reserves (established in connection with the restructuring) to write down accounts receivable affected by the restructuring to its estimated realizable value. Management believes the remaining balance in these special accounts receivable reserves is adequate. To the extent the balance in these reserves is not adequate, future operating results could be negatively affected.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased from $7.6 million for the six months ended June 30, 1997 to $7.1 million for the same period in 1998, a decrease of $500,000, or 7%. As a percentage of net revenues, general and administrative expenses have decreased from 4.3% to 3.4%. Excluding the estimated $12.3 million impact of the Medicare oxygen reimbursement reductions, general and administrative expenses as a percentage of net revenue decreased from 4.3% to 3.2%. This decrease is primarily attributable to lower personnel expenses resulting from the Company's restructuring activities and other cost savings initiatives.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $15.5 million for the six months ended June 30, 1997 to $19.4 million for the same period in 1998, an increase of $3.9 million, or 25%. This increase is primarily attributable to depreciation expense and the amortization of goodwill recorded in connection with acquisitions.

        INTEREST. Interest expense increased from $6.9 million for the six months ended June 30, 1997 to $11.0 million for the same period in 1998, an increase of $4.1 million, or 59%. The increase was attributable to additional interest expense on increased borrowings under the Bank Credit Facility to fund acquisitions of home healthcare businesses.

        LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1998, the Company's working capital was $114.2 million and the current ratio was 3.1x as compared to working capital of $112.7 million and a current ratio of 2.9x at December 31, 1997. The Company had current maturities of long-term debt and capital leases of approximately $8.6 million at June 30, 1998.

        The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable, and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient (i) receiving a new medical therapy or (ii) covered by Medicare or Medicaid. Net patient accounts receivable were $102.4 million and $106.2 million at December 31, 1997 and June 30, 1998, respectively. This increase was primarily attributable to the acquisition of home health care businesses in the first six months of 1998 and internal revenue growth. These receivables represented an average of approximately 88 and 96 days' sales in accounts receivable at December 31, 1997 and June 30, 1998, respectively.

        Net cash provided from operating activities was $5.1 million and $23.5 million for the six months ended June 30, 1997 and 1998, respectively. These amounts primarily represent net income plus depreciation and amortization and provisions for doubtful accounts and changes in the various components of working capital. Net cash used in investing activities was $72.4 million and $65.5 million for the six months ended June 30, 1997 and 1998, respectively. Acquisition expenditures decreased from $56.1 million for the six months ended June 30, 1997 to $45.6 million for the same period in 1998, a decrease of $10.5 million. Capital expenditures increased from $16.0 million for the six months ended June 30, 1997 to $16.2 million for the same period in 1998, an increase of $200,000. Net cash provided from financing activities was $67.7 million and $43.5 million for the six months ended June 30, 1997 and 1998, respectively. The cash provided from financing activities for the six months ended June 30, 1997 and 1998 primarily related to proceeds from the Bank Credit Facility.

        The Company's principal capital requirements are for acquisitions of additional home health care companies and expansion of the services provided through its existing home health care centers. The Company has financed and intends to continue to finance these requirements, its net revenue growth, and working capital needs with net cash provided by operations and with borrowings under the Bank Credit Facility. On December 19, 1997 the Company amended and restated the Bank Credit Facility to increase commitments thereunder to $400.0 million. The Bank Credit Facility includes a $75.0 million five-year term loan and a $325.0 million five-year revolving line of credit. Borrowings under the Bank Credit Facility may be used to finance acquisitions and for other general corporate purposes, subject to the terms and conditions of the credit and security agreements. Substantially all of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Bank Credit Facility), plus a margin from 0% to 0.625% and from 0.375% to 1.375%, respectively. The Company's ability to borrow under the Bank Credit Facility terminates on December 16, 2002, subject to exceptions set forth therein. As of June 30, 1998 the weighted average borrowing rate was 7.01%. A commitment fee of up to .375% per annum (.375% as of June 30, 1998) is payable by the Company on the undrawn balance. The interest rate and commitment fee vary depending on the Company's ratio of total debt to adjusted pro forma earnings before interest, taxes, depreciation and amortization, as such ratio is defined in the Bank Credit Facility.

        The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of stockholders' equity, leverage ratios, debt to equity ratios and interest coverage ratios. The Bank Credit Facility also contains certain covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interest on the assets of the Company, the payment of dividends on and the redemption or repurchase of securities of the Company, investments, acquisitions, investments in joint ventures, capital expenditures and sales of Company assets. The Company must generally obtain bank consent for any single acquisition with an aggregate purchase price of $30.0 million or more, and any acquisition which, when combined with all acquisitions completed in the prior 12 months, exceeds $100.0 million and certain other transactions. The Company was in compliance with these covenants at June 30, 1998.

        The Company has completed an assessment of its internal computer software systems with respect to potential Year 2000 problems. The Company's financial data software is Year 2000 compliant, and the Company has developed corrective plans for a majority of its remaining software, including its operational software which addresses order entry, billing, reimbursement and many other functions. Implementation of some of the corrective plans has begun. The timetable for completion of all plans is planned for June 30, 1999. If additional corrective actions are needed, those actions and their completion schedule are unknown at this time. Costs incurred to date have not been material, and management does not believe that costs associated with implementation of corrective plans will be material.

        The Company has initiated correspondence with its most significant vendors and joint venture partners regarding the status of such third parties' Year 2000 compliance efforts. To date, third party responses have not indicated any potential material Year 2000 problems; however, not all vendors and partners have responded to the Company regarding this issue. It is also currently unknown whether the Company's third party payors have potential Year 2000 problems which could adversely affect future collection efforts and financial results of the Company.

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

        Dependence on Reimbursement by Third-Party Payors. For the quarter ending June 30, 1998, the percentage of the Company's net revenues derived from Medicare, Medicaid and private pay was 43%, 9% and 48%, respectively. The net revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's net revenues. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources, may also affect the Company's net revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. Also, many payors are dependent upon their computer systems for determining and paying reimbursements to the Company. If such payors' computer systems are adversely affected by Year 2000 problems, this could have a material adverse impact on the Company's revenues.

                Role of Managed Care. As managed care assumes an increasingly significant role in markets in which the Company operates, the Company's success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or continue to obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue experiencing downward pressure as a result of payors' efforts to contain or reduce the costs of health care by increasing case management review of services and negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, unless the Company also decreases its costs for providing services and increases higher margin services, it will experience declining profit margins.

        Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. Federal laws governing the Company's activities include regulation of the repackaging and dispensing of drugs, Medicare reimbursement and certification and certain financial relationships with physicians and other health care providers. Although the Company intends to comply with all applicable fraud and abuse laws, there can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on the Company's business. In addition, the OIG has expanded its auditing of the healthcare industry in an effort to better detect and remedy fraud and abuse and irregularities in Medicare and Medicaid billing. The Company and many other healthcare providers have received subpoenas and other requests for information in connection with such activities, and the Company is currently the subject of an investigation concerning its marketing and billing practices and its relationships with potential referral sources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General." There can be no assurance such activities will not have a material adverse effect on the Company's results of operations, financial condition or prospects. The Company is subject to state laws governing Medicaid, professional training, certificates of need, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards. In addition, many of the Company's employees must maintain licenses to provide some of the services offered by the Company. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company's results of operations, financial condition or prospects.

                No Assurance of Successful Integration of Acquisitions or Continued Growth. The Company intends to expand its business through internal growth, formation of additional hospital joint ventures and selective acquisitions of home health care companies. Although the Company intends to expand its business through hospital joint ventures, there can be no assurance that the Company will be able to maintain such relationships. In addition, there can be no assurance that the Company can increase or maintain growth in net revenues, enter into additional hospital joint ventures or increase net revenues at existing hospital joint ventures. There can also be no assurance that suitable acquisitions will be identified, that consent from the Company's lenders, where required, will be obtained or that acquisitions will be consummated on acceptable terms. In addition, there can be no assurance that these companies, once acquired, will be integrated successfully into the Company's operations or that any acquisition will not have a material adverse effect upon the Company's results of operations, financial condition or prospects, especially in the fiscal quarters immediately following such transactions. The price of the Company's common stock may fluctuate substantially in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

                Impact of Health Care Reform. The health care industry continues to undergo dramatic changes, with an emphasis on cost cutting. There can be no assurance that additional federal health care legislation to impose greater control on health care spending will not be adopted in the future. Some states are adopting health care programs and initiatives as a replacement for Medicaid. It is also possible that proposed federal legislation will include language which provides incentives to further encourage Medicare recipients to shift to Medicare at-risk managed care programs. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of governmental health care programs or initiatives will not have a material adverse effect on the Company.

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

                Influence of Executive Officers, Directors and Principal Stockholder. On August 10, 1998, the Company's executive officers, directors and principal stockholder, Counsel Corporation ("Counsel"), in the aggregate, beneficially owned approximately 36% of the outstanding shares of the common stock of the Company. As a result of such equity ownership and their positions in the Company, if the executive officers, directors and principal stockholder were to vote all or substantially all of their shares in the same manner, they could significantly influence the management and policies of the Company, including the election of the Company's directors and the outcome of matters submitted to stockholders of the Company for approval. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. The inability to attract and retain qualified personnel could adversely affect the Company's business.

                           PART II. OTHER INFORMATION

        ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        The 1998 annual meeting of shareholders was held on May 28, 1998. At the meeting, the reelection of each individual nominated as a Class 1 director of the Company's Board of Directors was approved. The directors so elected are Henry T. Blackstock, Thomas A. Dattilo and Mark Manner. No director-nominee received less than 13,000,000 votes which constituted more than the required number of votes to elect each director. Continuing directors are as follows: Class 2 directors whose terms expire in 1999 are Morris A. Perlis and Joseph F. Furlong, III; and Class 3 directors whose terms expire in 2000 are Allan C. Silber, Edward Sonshine and Edward K. Wissing. No other matters were voted upon at the annual meeting.

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

        (B) Reports on Form 8-K. A report on Form 8-K/A was filed on April 15, 1998 with respect to the acquisition of National Medical Systems, Inc. and contained financial statements related to such transaction. The report related to a report on Form 8-K filed on February 17, 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMERICAN HOMEPATIENT, INC.

        August 13, 1998            By: /s/Mary Ellen Rodgers
                                       -----------------------------------------
                                        Mary Ellen Rodgers
                                        Chief Financial Officer and An Officer
                                        Duly Authorized to Sign on Behalf of
                                        the registrant

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS
------       -----------------------

10.1         Separation Agreement dated July 6, 1998 between American
             HomePatient, Inc. and Edward K. Wissing.

27           Financial Data Schedule (for SEC use only)