Form 10-Q
period 1998-09-30
AMERICAN HOMEPATIENT INC
filed 1998-11-13
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
CHECK ONE

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSACTION PERIOD FROM _________ TO _________.

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

                                   14,985,960
--------------------------------------------------------------------------------
    (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 9, 1998)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 29

                          PART I. FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


ASSETS

                                                                       December 31,          September 30,
                                                                           1997                  1998
                                                                      -------------          -------------
CURRENT ASSETS
   Cash and cash equivalents                                          $  12,050,000          $   7,861,000
   Restricted cash                                                           50,000                 51,000
   Patient accounts receivable, less allowance for doubtful
       accounts of $43,862,000 and $53,959,000 respectively             102,353,000             95,644,000
   Other accounts receivable                                             12,033,000              5,990,000
   Inventories                                                           25,824,000             25,545,000
   Prepaid expenses and other assets                                      1,423,000              1,986,000
   Income tax receivable                                                  8,099,000              9,803,000
   Deferred tax asset                                                     8,998,000              8,998,000
                                                                      -------------          -------------
            Total current assets                                        170,830,000            155,878,000
                                                                      -------------          -------------
PROPERTY AND EQUIPMENT, at cost                                         146,803,000            164,284,000
   Less accumulated depreciation and amortization                       (66,729,000)           (81,290,000)
                                                                      -------------          -------------
            Net property and equipment                                   80,074,000             82,994,000
                                                                      -------------          -------------

OTHER ASSETS
   Excess of cost over fair value of net assets acquired, net           262,294,000            287,596,000
   Investment in unconsolidated joint ventures                           14,974,000             24,719,000
   Deferred costs, net                                                    3,967,000              3,483,000
   Other assets                                                          26,227,000             24,212,000
                                                                      -------------          -------------
            Total other assets                                          307,462,000            340,010,000
                                                                      -------------          -------------
                                                                      $ 558,366,000          $ 578,882,000
                                                                      =============          =============



                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       December 31,          September 30,
                                                                           1997                  1998
                                                                      -------------          -------------
CURRENT LIABILITIES
   Current portion of long-term debt and capital leases               $   9,361,000          $   4,794,000
   Trade accounts payable                                                13,484,000             16,655,000
   Other payables                                                         1,343,000              1,299,000
   Accrued expenses:
      Payroll and related benefits                                        9,553,000              6,120,000
      Restructuring accruals                                             13,604,000              4,287,000
      Other                                                              10,764,000             19,771,000
                                                                      -------------          -------------
            Total current liabilities                                    58,109,000             52,926,000
                                                                      -------------          -------------

NONCURRENT LIABILITIES
   Long-term debt and capital leases, less current portion              291,963,000            321,619,000
   Deferred income taxes                                                  2,046,000              1,798,000
   Other noncurrent liabilities                                          12,159,000             10,009,000
                                                                      -------------          -------------
            Total noncurrent liabilities                                306,168,000            333,426,000
                                                                      -------------          -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized 5,000,000
      shares; none issued and outstanding                                        --                     --
   Common stock, $.01 par value; authorized 35,000,000
      shares; issued and outstanding, 14,901,000 and 14,986,000
      shares, respectively                                                  149,000                150,000
   Paid-in capital                                                      171,133,000            172,520,000
   Retained earnings                                                     22,807,000             19,860,000
                                                                      -------------          -------------
            Total stockholders' equity                                  194,089,000            192,530,000
                                                                      -------------          -------------
                                                                      $ 558,366,000          $ 578,882,000
                                                                      =============          =============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     Three Months Ended September 30        Nine Months Ended September 30
                                                     --------------------------------      --------------------------------
                                                          1997               1998               1997               1998
                                                     -------------      -------------      -------------      -------------
NET REVENUES
   Sales and related service revenues                $  48,074,000      $  48,393,000      $ 130,726,000      $ 146,868,000
   Rentals and other revenues                           52,706,000         51,755,000        145,955,000        156,727,000
   Earnings from joint ventures                          1,871,000          1,197,000          5,345,000          4,144,000
                                                     -------------      -------------      -------------      -------------
            Total net revenues                         102,651,000        101,345,000        282,026,000        307,739,000
                                                     -------------      -------------      -------------      -------------

EXPENSES
   Cost of sales and related services, excluding
       depreciation and amortization                    31,085,000         23,917,000         72,442,000         72,986,000
   Operating                                            70,163,000         72,251,000        162,345,000        180,583,000
   General and administrative                            4,130,000          9,219,000         11,761,000         16,269,000
   Depreciation and amortization                         9,013,000         10,084,000         24,526,000         29,532,000
   Interest                                              4,553,000          5,931,000         11,450,000         16,895,000
   Restructuring                                        33,829,000         (3,614,000)        33,829,000         (3,614,000)
   Goodwill impairment                                   8,165,000                -0-          8,165,000                -0-
                                                     -------------      -------------      -------------      -------------
            Total expenses                             160,938,000        117,788,000        324,518,000        312,651,000
                                                     -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS BEFORE
   INCOME TAXES                                        (58,287,000)       (16,443,000)       (42,492,000)        (4,912,000)

BENEFIT FOR INCOME TAXES                               (18,091,000)        (6,578,000)       (11,836,000)        (1,965,000)
                                                     -------------      -------------      -------------      -------------
NET LOSS                                             $ (40,196,000)     $  (9,865,000)     $ (30,656,000)     $  (2,947,000)
                                                     =============      -------------      =============      -------------

NET LOSS PER COMMON SHARE
   - Basic                                           $       (2.70)     $       (0.66)     $       (2.07)     $       (0.20)
                                                     =============      =============      =============      =============
   - Diluted                                         $       (2.70)     $       (0.66)     $       (2.07)     $       (0.20)
                                                     =============      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
   - Basic                                              14,870,000         14,981,000         14,810,000         15,002,000
                                                     =============      =============      =============      =============
   - Diluted                                            14,870,000         14,981,000         14,810,000         15,002,000
                                                     =============      =============      =============      =============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                      For the Nine Months Ended September 30
                                                                      -------------------------------------
                                                                           1997                  1998
                                                                      -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $ (30,656,000)         $  (2,947,000)
   Adjustments to reconcile net income from operations
      to net cash provided from (used in) operating activities:
         Depreciation and amortization                                   24,526,000             29,532,000
         Equity in earnings of unconsolidated joint ventures             (2,806,000)              (618,000)
         Minority interest                                                  147,000                257,000
         Goodwill impairment and write-off                               20,305,000                     --
         Other non-cash charges                                          26,877,000             10,500,000

   Change in assets and liabilities, net of effects from acquisitions:
         Receivables, net                                               (20,298,000)            (3,139,000)
         Restricted cash                                                    375,000                     --
         Inventories                                                        631,000              1,095,000
         Prepaid expenses and other                                      (1,922,000)              (556,000)
         Income taxes receivable                                        (14,538,000)            (1,570,000)
         Trade accounts payable, accrued expenses
            and other current liabilities                                (6,108,000)             4,608,000
         Restructuring accruals                                          17,320,000             (7,728,000)
         Other long term liabilities                                             --                 56,000
         Other assets                                                    (1,772,000)            (1,983,000)
                                                                      -------------          -------------
            Net cash provided from operating activities                  12,081,000             27,507,000
                                                                      -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                   (99,326,000)           (58,420,000)
   Additions to property and equipment, net                             (24,801,000)           (24,151,000)
   Distributions from (advances to) unconsolidated joint
      ventures, net                                                        (322,000)            (7,155,000)
   Distributions to minority interest owners                               (109,000)               (10,000)
                                                                      -------------          -------------
            Net cash used in investing activities                      (124,558,000)           (89,736,000)
                                                                      -------------          -------------

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (Continued)

                                                                      For the Nine Months Ended September 30
                                                                      -------------------------------------
                                                                           1997                  1998
                                                                      -------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt and capital leases                         (9,509,000)           (13,679,000)
   Proceeds from issuance of debt                                       119,345,000             71,277,000
   Proceeds from exercise of stock options                                2,258,000                571,000
   Deferred financing costs                                                (372,000)              (129,000)
                                                                      -------------          -------------
            Net cash provided from financing activities                 111,722,000             58,040,000
                                                                      -------------          -------------
DECREASE IN CASH AND CASH
   EQUIVALENTS                                                             (755,000)            (4,189,000)

CASH AND CASH EQUIVALENTS, beginning of period                            7,299,000             12,050,000
                                                                      -------------          -------------
CASH AND CASH EQUIVALENTS, end of period                              $   6,544,000          $   7,861,000
                                                                      =============          =============

SUPPLEMENTAL INFORMATION:
   Cash payments of interest                                          $  11,418,000          $  14,472,000
                                                                      =============          =============
   Cash payments of income taxes                                      $   2,493,000          $   2,034,000
                                                                      =============          =============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

1. ORGANIZATION AND BACKGROUND

The registrant is a health care services company engaged in the provision of home health care services. The Company's home health care services consist primarily of the provision of home respiratory therapies, the provision of home infusion therapies including the provision of parenteral and enteral nutrition, and the rental and sale of home medical equipment and home health care supplies. For the nine months ended September 30, 1998, such services represented 48%, 22% and 30%, respectively, of net revenues. As of September 30, 1998, the Company provided these services to patients primarily in the home through 319 centers in Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.

2. NON-RECURRING CHARGES AND ADDITIONAL ACCOUNTS RECEIVABLE RESERVES

In the quarter ended September 30, 1998, the Company recorded a net pre-tax accounting charge of $15.2 million related to (a) certain non-recurring events in the third quarter ($3.2 million), (b) the recording of additional reserves related to accounts receivable ($16.0 million), and (c) the reversal of excess restructuring accruals and related reserves ($4.0 million credit). A description of these charges follows:

The non-recurring charge of $3.2 million relates to certain one-time expenses associated with the retirement package of the former CEO, CEO transition expenses, deal costs of abandoned mergers and acquisitions, and a provision for adverse settlements related to accounting disputes with certain sellers of acquired businesses.

The accounts receivable charge of $16.0 million relates primarily to disruptions in collections as a result of the consolidation of billing centers and changes in certain billing procedures continuing from the 1997 restructuring. Billing center efficiencies have been affected because of personnel turnover and other adverse impacts of previous cost reduction plans. The termination of unprofitable contracts with certain healthcare institutions has also adversely affected collections on existing receivables. Included in the total accounts receivable charge is $1.5 million related to certain accounts receivable consulting and management services provided to the Company.

The Company adjusted its original estimates of restructuring costs related to the 1997 restructuring activities. This resulted in a $4.0 million reversal of certain restructuring accruals and other reserves recorded in connection with the restructuring.

3. MEDICARE OXYGEN REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

In August 1997, Congress enacted and President Clinton signed the Balanced Budget Act of 1997 which reduced the Medicare reimbursement rate for oxygen related services by 25% and drugs and biologicals by 5% on January 1, 1998, and will reduce the Medicare reimbursement rate for oxygen related services by another 5% in 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003. American HomePatient is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly and adversely affected by this legislation. Medicare oxygen reimbursements accounted for approximately 23.5% of the Company's revenues for the year ended December 31, 1997.

On September 25, 1997, the Company announced initiatives to aggressively respond to planned Medicare oxygen reimbursement reductions by fundamentally reshaping the Company for long-term growth. More than 100 of the Company's operating and billing locations were affected by the planned activities. The specific actions resulted in pre-tax accounting charges in the third quarter of 1997 of $65.0 million due to the closure, consolidation, or scaling back of approximately 20% of the Company's operating centers, the closure or scaling back of nine billing centers, the consolidation of operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 400 employees in the affected locations. These activities were substantially completed as of June 30, 1998.

The following actions have occurred related to the restructuring:

                                                           For the Quarters Ended
                                              --------------------------------------------------
                                              Sep. 30,     Jun. 30,       Mar. 31,      Dec. 31,
                                                1998         1998          1998           1997         Total
                                                ----         ----          ----           ----         -----

Employees terminated                              0            36            47            323            406
Operating centers closed                          0             1             4             47             52
Billing locations closed                          0             0             4              5              9
Operating centers consolidated, scaled
    back or had marginal products and
    services eliminated                           0             8             3             44             55


The expected cash payments related to the restructuring charge accrued on September 25, 1997 were approximately $17.7 million. As costs were incurred and payments were made, $4.1 million and $7.7 million were charged against the related restructuring accruals during the fourth quarter of 1997 and first nine months of 1998, respectively. In addition, $9.3 million in the fourth quarter of 1997 and $12.3 million in the first nine months of 1998 were charged against other reserves established in connection with the Company's restructuring related to the write down of accounts receivable, inventory, and rental equipment to their estimated realizable values.

In the third quarter ended September 30, 1998, the Company adjusted its original estimates of restructuring costs resulting in the reversal of $3.6 million of excess restructuring accruals and $0.4 million of other reserves established in connection with the restructuring. The restructuring accruals at September 30, 1998 represent remaining estimated severance costs to be paid to terminated employees ($0.2 million), remaining facility exit costs ($1.4 million), and termination costs of certain management contracts ($2.7 million).

The Company estimates the Medicare oxygen reimbursement reductions decreased net revenue and pre-tax income by approximately $6.2 million for the third quarter and $18.5 million for the nine months ended September 30, 1998.

4. ACQUISITIONS

During 1998 and effective through September 30, 1998, the Company acquired four home health care businesses with combined annualized revenue of approximately $25 million for total consideration of approximately $31 million, including cash, satisfaction of certain liabilities, and notes payable issued to sellers.

Since January 1, 1997 and effective through September 30, 1998, American HomePatient has acquired 32 home health care companies.

The terms of the 1997 and 1998 acquisitions, including the consideration paid, were the result of arm's-length negotiations. The acquisitions were funded via a combination of cash from Company reserves, seller-financed notes, and draws on the Company's Bank Credit Facility (see below).

5. BANK CREDIT FACILITY

On October 30, 1998 the Company entered into a First Amendment to the Fourth Amended and Restated Credit Agreement ("Bank Credit Facility") in order to remain in compliance with certain financial covenants. As part of the amendment, the Company's credit availability under the facility has been reduced from $400.0 million to $360.0 million (and temporarily to $340.0 million until April 1, 1999). This Bank Credit Facility includes a $75.0 million term loan with a final maturity of December 16, 2002 and a $285.0 million revolving line of credit with a final maturity of December 16, 2002. Borrowing under the Bank Credit Facility may be used for general corporate purposes and acquisitions, subject to the terms and conditions of the respective credit and security agreements. Substantially all of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility.

The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of earnings before interest, taxes, depreciation and amortization ("EBITDA"), shareholder's equity, leverage ratios, and interest coverage ratios in addition to provisions for periodic reporting and the recapture of excess cash flow.

6. EARNINGS PER SHARE

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


                                                                       (unaudited)
                                            ---------------------------------------------------------------
                                             Three Months ended Sept. 30,       Nine Months ended Sept. 30,
                                            ------------------------------      ---------------------------
                                                 1997              1998              1997          1998
                                            ------------      ------------      ------------      --------
Net (loss)                                  $    (40,196)     $     (9,865)     $    (30,656)     $ (2,947)
                                            ============      ============      ============      ========

Weighted average common shares                    14,870            14,981            14,810        15,002
   outstanding

Effect of dilutive options and warrants              -0-               -0-               -0-           -0-
                                            ------------      ------------      ------------      --------
Adjusted diluted common shares
   outstanding                                    14,870            14,981            14,810        15,002
                                            ============      ============      ============      ========
Net (loss) per common share
   - Basic                                  $      (2.70)     $      (0.66)     $      (2.07)     $  (0.20)
                                            ============      ============      ============      ========
   - Diluted                                $      (2.70)     $      (0.66)     $      (2.07)     $  (0.20)
                                            ============      ============      ============      ========


7. BASIS OF FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of the Company for the three and nine months ended September 30, 1998 and 1997 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at September 30, 1998 and the results of operations and the cash flows for the three and nine months ended September 30, 1998 and 1997.

The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

8. IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

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

9. GOVERNMENT REGULATION

The Office of the Inspector General of the Department of Health and Human Services ("OIG") has expanded its auditing of the healthcare industry in an effort to better detect and remedy fraud and abuse and irregularities in Medicare and Medicaid billing. On February 12, 1998, a subpoena from the OIG was served on the Company at its Pineville, Kentucky center in connection with an investigation of the Company relating to possible improper claims for Medicare payment. Since that time, the Department of Justice has begun examining issues of certificates of medical necessity and certain loaning of equipment by the Company nationwide. The Company has retained experienced health care counsel to represent it in these matters and is cooperating in the investigation. The Company's counsel has conducted meetings with governmental officials and governmental officials have interviewed certain company officers and employees. This matter is still in a preliminary stage. The Company is responding to requests for information and is working with the government investigators to move forward with the investigation. Based upon information provided by the investigating authorities, management believes that the OIG investigation was initiated as a result of a qui tam complaint filed under the False Claims Act by a former employee of the Company.

In addition to the above referenced investigation, the Company from time to time receives notices and subpoenas from various governmental agencies concerning their plans to audit the Company or requesting information regarding certain aspects of the Company's business, and the Company cooperates with the various agencies in responding to such requests. The government has broad authority and discretion in enforcing applicable laws and regulations, and therefore the scope and outcome of these investigations and inquiries cannot be predicted with certainty. The Company expects to incur additional costs in the future, such as legal expenses in connection with all investigations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "ESTIMATES," "MAY," "WILL" AND WORDS OF SIMILAR IMPORT. SUCH STATEMENTS INCLUDE STATEMENTS CONCERNING THE COMPANY'S YEAR 2000 EFFORTS, BUSINESS STRATEGY, ACQUISITION STRATEGY, OPERATIONS, COST SAVINGS INITIATIVES, FUTURE COMPLIANCE WITH ACCOUNTING STANDARDS, INDUSTRY, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, OUTCOME OF PENDING LITIGATION OR INVESTIGATIONS, EXISTING GOVERNMENT REGULATIONS AND CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS, FUTURE COMPLIANCE WITH THE BANK CREDIT FACILITY COVENANTS, LEGISLATIVE PROPOSALS FOR HEALTHCARE REFORM, THE ABILITY TO ENTER INTO JOINT VENTURES, STRATEGIC ALLIANCES AND ARRANGEMENTS WITH MANAGED CARE PROVIDERS ON AN ACCEPTABLE BASIS AND CHANGES IN REIMBURSEMENT POLICIES. SUCH STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BECAUSE OF A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS THAT ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

GENERAL

The Company has three principal services or product lines: home respiratory services, home infusion services, and home medical equipment and supplies. Home respiratory services include oxygen systems, aerosol medications, nebulizers and home ventilators and are provided primarily to patients with severe and chronic pulmonary diseases. Home infusion services are used to administer nutrients, antibiotics and other medications to patients with medical conditions such as neurological impairments, infectious diseases or cancer. The Company also sells and rents a variety of home medical equipment and supplies, including wheelchairs, hospital beds and ambulatory aids. The following table sets forth the percentage of the Company's net revenues represented by each line of business for the periods presented:


                                                             Nine Months Ended
                                                               September 30,
                                                          1997               1998
                                                          ----               ----
Home respiratory therapy services                          46%                48%
Home infusion therapy services                             18                 22
Home medical equipment and medical supplies                36                 30
                                                          ---                ---
     Total                                                100%               100%
                                                          ===                ===


The Company reports its net revenues as follows: (i) sales and related services;
(ii) rentals and other; and (iii) earnings from hospital joint ventures. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home medical equipment and supplies, the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. The majority of the Company's hospital joint ventures are not consolidated for financial statement reporting purposes. Earnings from hospital joint ventures represent the Company's equity in earnings from unconsolidated hospital joint ventures and management and administrative fees from unconsolidated hospital joint ventures. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Operating expenses include center labor costs, delivery expenses, selling costs, occupancy costs, costs related to rentals other than depreciation, billing center costs, provision for doubtful accounts, area management and other operating costs. General and administrative expenses include corporate and senior management expenses and costs.

Since its inception, the Company has experienced substantial growth. This growth is primarily attributable to the Company's pursuit of an acquisition strategy targeting successful, operating home health care businesses and forming joint venture partnerships with hospitals and hospital systems. Since the Company's initial public offering in November 1991, the Company has expanded operations from 24 home health care centers in four states to 319 home health care centers in 38 states as of September 30, 1998. The Company acquired 28 home health care companies during 1997 and four companies during the nine months ended September 30, 1998. During 1998, the Company has become more selective in its approach toward acquisitions by defining clearer standards and new criteria for the selection of acquisition candidates. As a result, the Company has acquired fewer companies in 1998 than in recent years and intends to grow primarily from internal operations in the foreseeable future.

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

The Office of the Inspector General of the Department of Health and Human Services ("OIG") has expanded its auditing of the healthcare industry in an effort to better detect and remedy fraud and abuse and irregularities in Medicare and Medicaid billing. On February 12, 1998, a subpoena from the OIG was served on the Company at its Pineville, Kentucky center in connection with an investigation of the Company relating to possible improper claims for Medicare payment. Since that time, the Department of Justice has begun examining issues of certificates of medical necessity and certain loaning of equipment by the Company nationwide. The Company has retained experienced health care counsel to represent it in these matters and is cooperating in the investigation. The Company's counsel has conducted meetings with governmental officials and governmental officials have interviewed certain company officers and employees. This matter is still in a preliminary stage. The Company is responding to requests for information and is working with the government investigators to move forward with the investigation. Based upon information provided by the investigating authorities, management believes that the OIG investigation was initiated as a result of a qui tam complaint filed under the False Claims Act by a former employee of the Company.

In addition to the above referenced investigation, the Company from time to time receives notices and subpoenas from various governmental agencies concerning their plans to audit the Company or requesting information regarding certain aspects of the Company's business, and the Company cooperates with the various agencies in responding to such requests. The government has broad authority and discretion in enforcing applicable laws and regulations, and therefore the scope and outcome of these investigations and inquiries cannot be predicted with certainty. The Company expects to incur additional costs in the future, such as legal expenses in connection with all investigations.

MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

The Balanced Budget Act of 1997 reduced Medicare oxygen reimbursement rates by 25% and drugs and biologicals by 5% beginning January 1, 1998, and will reduce Medicare oxygen reimbursement rates by another 5% beginning January 1, 1999. In addition, Consumer Price Index increases in Medicare oxygen reimbursement rates will not resume until the year 2003. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly and adversely affected by this legislation. Medicare oxygen reimbursements accounted for approximately 23.5% of the Company's revenues for the year ended December 31, 1997.

The Company estimates the Medicare oxygen reimbursement reductions decreased net revenue and pre-tax income by approximately $6.2 million in the third quarter of 1998 and $18.5 million in the nine months ended September 30, 1998.

On September 25, 1997, the Company announced initiatives to respond to the Medicare oxygen reimbursement reductions by fundamentally reshaping the Company for long-term growth. The restructuring affected more than 100 of the Company's operating and billing centers. Specific actions resulted in pre-tax accounting charges of $65.0 million in the third quarter of 1997 due to the closure, consolidation, or scaling down of approximately 20% of the Company's operating centers, the closure or scaling back of nine billing centers, the reduction of operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 400 employees. These activities were substantially completed as of June 30, 1998.

RESULTS OF OPERATIONS

As discussed in Notes 2 and 3 of the September 30, 1998 interim financial statements, in the quarter ended September 30, 1998, the Company recorded a net pre-tax accounting charge of $15.2 million related to (a) certain non-recurring events in the third quarter ($3.2 million), (b) the recording of additional reserves related to accounts receivable ($16.0 million), and (c) the reversal of excess restructuring accruals and related reserves ($4.0 million credit). A description of these charges follows:

The non-recurring charge of $3.2 million relates to certain one-time expenses associated with the retirement package of the former CEO, CEO transition expenses, deal costs of abandoned mergers and acquisitions, and a provision for adverse settlements related to accounting disputes with certain sellers of acquired businesses.

The accounts receivable charge of $16.0 million relates primarily to disruptions in collections as a result of the consolidation of billing centers and changes in certain billing procedures continuing from the 1997 restructuring. Billing center efficiencies have been affected because of personnel turnover and other adverse impacts of previous cost reduction plans. The termination of unprofitable contracts with certain healthcare institutions has also adversely affected collections on existing receivables. Included in the total accounts receivable charge is $1.5 million related to certain accounts receivable consulting and management services provided to the Company.

The Company adjusted its original estimates of restructuring costs related to the 1997 restructuring activities. This resulted in a $4.0 million reversal of certain restructuring accruals and other reserves recorded in connection with the restructuring.

As discussed in Note 3 of the September 30, 1998 interim financial statements, the Company recorded $65.0 million of accounting charges in the quarter ended September 30, 1997 related to the oxygen reimbursement cut and related restructuring. In addition to the $65.0 million charge, the Company also recorded $2.0 million in certain unusual non-recurring charges in the third quarter of 1997 related to physical inventory adjustments and the recording of additional franchise taxes.

The impact of these non-recurring charges on various classifications within the interim condensed statements of operations for the third quarter and nine months for 1997 and 1998 is as follows:

                                              1997                 1998
                                          -----------         ------------

Cost of Sales                             $ 6,255,000         $   (386,000)
Operating Expenses                         18,751,000           14,500,000
General & Administrative Expenses                  --            4,741,000
Restructuring                              33,829,000           (3,614,000)
Goodwill Impairment                         8,165,000                   --
                                          -----------         ------------
                                          $67,000,000         $ 15,241,000
                                          ===========         ============

The following table and discussion set forth items from the statements of operations as a percentage of net revenues before the non-recurring charges for the periods indicated:

                           PERCENTAGE OF NET REVENUES

                                                              Three Months                     Nine Months
                                                             Ended Sept. 30                   Ended Sept. 30
                                                         ----------------------           ----------------------
                                                          1997            1998             1997            1998
                                                         ------          ------           ------          ------
Net Revenues                                              100.0%          100.0%           100.0%          100.0%

Costs and expenses:
   Cost of sales and related services                      24.2            24.0             23.4            23.8
   Operating expenses                                      50.1            56.9             50.9            54.0
   General and administrative                               4.0             4.4              4.2             3.7
   Depreciation and amortization                            8.8            10.0              8.7             9.6
   Interest                                                 4.4             5.9              4.1             5.5
                                                         ------          ------           ------          ------
      Total costs and expenses                             91.5%          101.2%            91.3%           96.6%
                                                         ------          ------           ------          ------
   Income (loss) from operations before income
      taxes                                                 8.5%           (1.2%)            8.7%            3.4%
                                                         ======          ======           ======          ======


The Company's operating results for the third quarter and nine months ended September 30, 1998, excluding the impact of the non-recurring charges, are significantly lower than historical trends due to three factors. First, the Company is experiencing lower than expected revenue attributable to a slower improvement in sales force effectiveness particularly from the account executives hired since January 1998; a de-emphasis of non-core, low margin products in favor of more profitable business lines; and a more stringent criteria for acquisition candidates which continues to slow the Company's growth through acquisition. Second, the Company's operating and general and administrative expenses are higher than previously anticipated due primarily to increased wages, labor and payroll costs. Third, accounts receivable are being adversely affected by process problems at the operating and billing center levels and a tougher payor environment resulting in higher than anticipated bad debt expense. Further, the Company's implementation of process improvements has been slower than anticipated.

The Company's current financial situation is defined by two pivotal events: significant reductions in Medicare oxygen reimbursement which began January 1, 1998 and the Company's ongoing restructuring and fundamental reshaping activities which began in the latter part of 1997. In response to reimbursement reductions, the Company announced in September 1997 its intent to reshape its business model. The necessary changes to achieve this business model were not accomplished as rapidly as the Company had hoped. In addition, the Company believes the disruption of these changes has had more of an adverse impact on the organization as a whole than was originally anticipated.

The Company is continuing the process of changing its business model by applying resources in an effort to drive internal growth from the placement of higher margin products, and to improve accounts receivable management. The additional expenditures resulting from investing in and strengthening these core functions may reduce short term earnings, but the Company believes they are necessary.

Historically, the Company reported same-store growth. Due to the restructuring activity that began during the fourth quarter of 1997, the Company determined that aggregate internal growth is a more meaningful representation of revenue growth than same-store growth. The Company has moved to an internal growth calculation which still reflects the strength of operations excluding acquired revenues. The internal growth calculation includes the net revenues of hospital joint ventures managed by the Company and accounted for under the equity method.

The operations of acquired centers are included in the operations of the Company from the effective date of each acquisition. Because of the substantial acquisition activity, the comparison of the results of operations between 1998 and 1997 is impacted by the operations of these acquired businesses. Also, the comparison of the results of operations between 1998 and 1997 is materially affected by the Medicare oxygen reimbursement reductions and the unanticipated negative impact of the restructuring activities on the Company's ongoing operations.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 (EXCLUDING NON-RECURRING CHARGES)

NET REVENUES. Net revenues decreased from $102.7 million for the quarter ended September 30, 1997 to $101.3 million for the same period in 1998, a decrease of $1.4 million, or 1%. For the quarter ended September 30, 1998, the Company estimates the Medicare oxygen reimbursement reductions decreased net revenue by approximately $6.2 million. Excluding the Medicare oxygen reimbursement reductions, net revenues would have increased from $102.7 million to approximately $107.5 million for the quarters ended September 30, 1997 and 1998, respectively, an increase of approximately $4.8 million, or 5%. The Company estimates that $10.3 million of this change is attributable to the acquired businesses net of dissolutions, offset by lower sales of non-core, low margin products. Due to lower sales of low margin products and less than expected sales force effectiveness in the third quarter of 1998, internal revenue growth, excluding Medicare oxygen reductions, was a negative 1% for the quarter ended September 30, 1998. Following is a discussion of the components of net revenues:

     Sales and Related Services Revenues. Sales and related services revenues increased from $48.1 million for the quarter ended September 30, 1997 to $48.4 million for the same period in 1998, an increase of $0.3 million, or 1%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth, offset by lower sales of non-core, low margin products and lost revenue of branches closed or scaled back in the restructuring.

     Rentals and Other Revenue. Rentals and other revenues decreased from $52.7 million for the quarter ended September 30, 1997 to $51.8 million for the same period in 1998, a decrease of $0.9 million, or 2%. This change is primarily attributable to the acquisition of home health care businesses and internal revenue growth offset by the impact of the Medicare oxygen reimbursement reductions.

     Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures decreased from $1.9 million for the quarter ended September 30, 1997 to $1.2 million for the same period in 1998, a decrease of $0.7 million, or 37%, which was due primarily to the impact of the Medicare oxygen reimbursement reductions and, secondarily, to higher bad debt expense associated with certain joint venture locations.

     Internal revenue growth of joint ventures, excluding the Medicare oxygen reimbursement reductions, was 28% for the quarter ended September 30, 1998 compared to the same period in 1997.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $24.8 million for the quarter ended September 30, 1997 to $24.3 million for the same period in 1998, a decrease of $0.5 million, or 2%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 52% to 50%. This decrease is primarily attributable to the changes in the mix of sales and related service revenues resulting from the Company's de-emphasizing non-core, low margin products.

OPERATING EXPENSES. Operating expenses increased from $51.4 million for the quarter ended September 30, 1997 to $57.8 million for the same period in 1998, an increase of $6.4 million, or 12%. As a percentage of net revenues, operating expenses increased from 50% to 57%. Excluding the estimated $6.2 million impact of the Medicare oxygen reimbursement reductions, operating expenses as a percentage of net revenues would have increased from 50% to 54%. This increase is primarily attributable to two main factors. The first is an overall increase in personnel expenses resulting from additional personnel investments primarily in the areas of sales (to drive internal growth from the placement of higher margin products) and accounts receivable management (to drive improvements in billing and collection effectiveness). Also affecting personnel expenses was the impact of Company-wide annual merit and cost-of-living increases effective July 1998. The second factor is an increase in the overall level of bad debt expense. Bad debt expense was 3.1% of net revenue for the quarter ended September 30, 1997 compared to 4.3% of net revenue for the same period in 1998. Bad debt expense will remain at this current level of 4.3% or higher in the foreseeable future, if current collection trends are not improved. During the three months ended September 30, 1998, the Company utilized certain accounts receivable reserves (established in connection with the restructuring) to write down accounts receivable affected by the restructuring to its estimated realizable value. To the extent the remaining balance in these and other reserves is not adequate, future operating results could be negatively affected.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $4.1 million for the quarter ended September 30, 1997 to $4.5 million for the same period in 1998, an increase of $0.4 million or 10%. The increase is attributable to slightly higher legal and consulting fees. As a percentage of net revenues, general and administrative expenses have remained flat at approximately 4% for both years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $9.0 million for the quarter ended September 30, 1997 to $10.1 million for the same period in 1998, an increase of $1.1 million, or 12%. This increase is primarily attributable to depreciation expense and the amortization of goodwill recorded in connection with acquisitions.

INTEREST. Interest expense increased from $4.6 million for the quarter ended September 30, 1997 to $5.9 million for the same period in 1998, an increase of $1.3 million, or 28%. The increase was attributable to higher interest rates on borrowings, and to additional interest expense on increased borrowings under the Bank Credit Facility to fund acquisitions of home healthcare businesses.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 (EXCLUDING NON-RECURRING CHARGES)

NET REVENUES. Net revenues increased from $282.0 million for the nine months ended September 30, 1997 to $307.7 million for the same period in 1998, an increase of $25.7 million, or 9.1%. For the nine months ended September 30, 1998, the Company estimates the Medicare oxygen reimbursement reductions decreased net revenue by approximately $18.5 million. Excluding the impact of the Medicare oxygen reimbursement reductions, net revenues would have increased from $282.0 million to approximately $326.2 million for the nine months ended September 30, 1997 and 1998, respectively, an increase of approximately $44.2 million, or 16%. The Company estimates that $36.1 million of this increase is attributable to the acquired businesses net of dissolutions. The remainder of the increase is primarily attributable to internal revenue growth generated through the Company's sales and marketing efforts. Internal revenue growth, excluding the impact of the Medicare oxygen reimbursement reductions, was 5% for the nine months ended September 30, 1998. Following is a discussion of the components of net revenues:

     Sales and Related Services Revenues. Sales and related services revenues increased from $130.7 million for the nine months ended September 30, 1997 to $146.9 million for the same period in 1998, an increase of $16.2 million, or 12%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth, offset by lower sales of non-core, low margin products and lost revenue of branches closed or scaled back in the restructuring.

     Rentals and Other Revenue. Rentals and other revenues increased from $146.0 million for the nine months ended September 30, 1997 to $156.7 million for the same period in 1998, an increase of $10.7 million, or 7%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth net of the impact of the Medicare oxygen reimbursement reductions.

     Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures decreased from $5.3 million for the nine months ended September 30, 1997 to $4.1 million for the same period in 1998, a decrease of $1.2 million, or 23%. This decrease was due primarily to the impact of the Medicare oxygen reimbursement reductions and, secondarily, to higher bad debt expense associated with certain joint venture locations.

     Internal revenue growth of joint ventures, excluding the Medicare oxygen reimbursement reductions, was 19% for the nine months ended September 30, 1998 compared to the same period in 1997, increasing the Company's total internal revenue growth by 2%.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $66.2 million for the nine months ended September 30, 1997 to $73.4 million for the same period in 1998, an increase of $7.2 million, or 11%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 51% to 50%. This decrease is primarily attributable to the changes in the mix of sales and related services revenues resulting from the Company's de-emphasizing non-core, low margin products. During the nine months ended September 30, 1998, the Company utilized certain inventory reserves (established in connection with the restructuring) to write down inventory affected by the restructuring to its estimated realizable value. To the extent the balance in these reserves is not adequate, future operating results could be negatively affected.

OPERATING EXPENSES. Operating expenses increased from $143.6 million for the nine months ended September 30, 1997 to $166.1 million for the same period in 1998, an increase of $22.5 million, or 16%. As a percentage of net revenues, operating expenses increased from 51% to 54%. Excluding the estimated $18.5 million impact of the Medicare oxygen reimbursement reductions, operating expenses as a percentage of net revenues would have remained flat at 51%. The higher operating expenses in the third quarter of 1998 (as addressed in the preceding discussion of the three months results), were offset by lower operating expenses in the first six months of 1998. The lower expenses in the first six months of 1998 were attributable to cost savings initiatives associated with the restructuring activities. During the nine months ended September 30, 1998, the Company utilized certain accounts receivable reserves (established in connection with the restructuring) to write down accounts receivable affected by the restructuring to its estimated realizable value. To the extent the remaining balance in these and other reserves is not adequate, future operating results could be negatively affected.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased from $11.8 million for the nine months ended September 30, 1997 to $11.5 million for the same period in 1998, a decrease of $0.3 million, or 3%. As a percentage of net revenues, general and administrative expenses have remained flat at 4% for both years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $24.5 million for the nine months ended September 30, 1997 to $29.5 million for the same period in 1998, an increase of $5.0 million, or 20%. This increase is primarily attributable to depreciation expense and the amortization of goodwill recorded in connection with acquisitions.

INTEREST. Interest expense increased from $11.5 million for the nine months ended September 30, 1997 to $16.9 million for the same period in 1998, an increase of $5.4 million, or 47%. The increase was attributable to higher interest rates on borrowings and to additional interest expense on increased borrowings under the Bank Credit Facility to fund acquisitions of home healthcare businesses.

LIQUIDITY AND CAPITAL RESOURCES

At September, 1998, the Company's working capital was $103.0 million and the current ratio was 2.9x as compared to working capital of $112.7 million and a current ratio of 2.9x at December 31, 1997. The Company had current maturities of long-term debt and capital leases of approximately $4.8 million at September 30, 1998.

The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable, and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient (i) receiving a new medical therapy or (ii) covered by Medicare or Medicaid. Net patient accounts receivable were $102.4 million and $95.6 million at December 31, 1997 and September 30, 1998, respectively. This decrease was primarily attributable to the additional $14.5 million in accounts receivable reserves recorded in the current quarter, offset by the acquisition of home health care businesses in the first nine months of 1998. These receivables represented an average of approximately 88 and 89 days' sales in accounts receivable at December 31, 1997 and September 30, 1998, respectively. Excluding the additional accounts receivable reserves recorded in the third quarter ended September 30, 1998 (see Note 2 of the September 30, 1998 interim financial statements), the days' sales outstanding would have been 103 days at September 30, 1998.

Net cash provided from operating activities was $12.1 million and $27.5 million for the nine months ended September 30, 1997 and 1998, respectively. These amounts primarily represent net income plus depreciation and amortization and provisions for doubtful accounts and changes in the various components of working capital. Net cash used in investing activities was $124.6 million and $89.7 million for the nine months ended September 30, 1997 and 1998, respectively. Acquisition expenditures decreased from $99.3 million for the nine months ended September 30, 1997 to $58.4 million for the same period in 1998, a decrease of $40.9 million. Capital expenditures decreased from $24.8 million for the nine months ended September 30, 1997 to $24.2 million for the same period in 1998, a decrease of $0.6 million. Net cash provided from financing activities was $111.7 million and $58.0 million for the nine months ended September 30, 1997 and 1998, respectively. The cash provided from financing activities for the nine months ended September 30, 1997 and 1998 primarily related to proceeds from the Bank Credit Facility.

The Company's principal capital requirements are for expansion of the services provided through its existing home health care centers and, to a lesser extent, acquisitions of additional home health care companies. The Company has financed and intends to continue to finance these requirements, its net revenue growth, and working capital needs with net cash provided by operations and with borrowings under the Bank Credit Facility. On October 30, 1998 the Company entered into a First Amendment to the Fourth Amended and Restated Credit Amendment (the "Bank Credit Facility") in order to remain in compliance with certain financial covenants. As part of the amendment, the Company's credit availability under the facility has been reduced from $400 million to $360 million (said availability has been temporarily reduced to $340 million through April 1, 1999). The Bank Credit Facility includes a $75.0 million five-year term loan and a $285.0 million five-year revolving line of credit each with a maturity of December 16, 2002. Borrowings under the Bank Credit Facility may be used for general corporate purposes and, to a lesser extent, to fund acquisitions subject to the terms and conditions of the credit and security agreements. Substantially all of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility. Mandatory prepayments are due if excess cash flow targets are met or the Company issues debt securities. Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Bank Credit Facility), plus a margin from 1% to 2.5% and from 1.75% to 3.25%, respectively. The Company's ability to borrow under the Bank Credit Facility terminates on December 16, 2002, subject to exceptions set forth therein. As of September 30, 1998 the weighted average borrowing rate was 7.00%. A commitment fee of up to .50% per annum is payable by the Company on the undrawn balance. The margin associated with the Base Lending Rate is fixed at 2.50% to July 1, 1999. The margin associated with the Adjusted Eurodollar Rate is fixed at 3.25% to July 1, 1999. Beginning July 1, 1999 the interest rate varies depending on the Company's ratio of total debt to adjusted pro forma earnings before interest, taxes, depreciation and amortization, as such ratio is defined in the Bank Credit Facility.

The Bank Credit Facility contains various financial covenants, the most restrictive of which relate to measurements of earnings before interest, taxes, depreciation and amoritization ("EBITDA"), shareholder's equity, leverage ratios, and interest coverage ratios in addition to provisions for periodic reporting and the recapture of excess cash flow. The Bank Credit Facility also contains certain covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interest on the assets of the Company, the payment of dividends on and the redemption or repurchase of securities of the Company, investments, acquisitions, investments in joint ventures, capital expenditures and sales of Company assets. The Company must generally obtain bank consent for any acquisition which, when combined with all acquisitions completed in the prior 12 months, exceeds $7.0 million and certain other transactions. The Company was in compliance with these covenants at November 2, 1998.

YEAR 2000 COMPLIANCE

The Company has completed an assessment of its internal computer software systems with respect to potential Year 2000 problems. The Company's financial data software is Year 2000 compliant, and the Company is in the process of implementing corrective plans for a majority of its remaining software, including its operational software which addresses order entry, billing, reimbursement and many other functions.

Although the process of implementing corrective plans for a majority of its remaining software has begun, and the Company currently expects the majority of its operational software to be Year 2000 compliant by the second or third quarter of 1999, neither the timetable for development of remaining or additional corrective plans nor completion of implementation of such plans is known. Costs incurred to date have not been material, and management does not believe that costs associated with implementation of corrective plans will be material.

The Company has initiated correspondence with its most significant vendors and joint venture partners regarding the status of such third parties' Year 2000 compliance efforts. To date, third party responses have not indicated any potential material Year 2000 problems; however, not all vendors and partners have responded to the Company regarding this issue. The Company is initiating correspondence with its most significant third party payors regarding the status of their Year 2000 compliance efforts. To date, it is currently unknown whether the Company's third party payors have potential Year 2000 problems which could adversely affect future collection efforts and financial results of the Company.

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

     Dependence on Reimbursement by Third-Party Payors. For the quarter ending September 30, 1998, the percentage of the Company's net revenues derived from Medicare, Medicaid and private pay was 45%, 10% and 45%, respectively. The net revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's net revenues. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources, may also affect the Company's net revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. Also, many payors are dependent upon their computer systems for determining and paying reimbursements to the Company. If such payors' computer systems are adversely affected by Year 2000 problems, this could have a material adverse impact on the Company's revenues and results of operations.

     Role of Managed Care. As managed care continues to play a significant role in markets in which the Company operates, the Company recognizes it must select, obtain and retain profitable managed care contracts. There can be no assurance that the Company will retain or continue to obtain such managed care contracts. The Company may terminate low reimbursement managed care agreements and there can be no assurance they will be replaced. In addition, reimbursement rates under managed care contracts are likely to continue experiencing downward pressure as a result of payors' efforts to contain or reduce the costs of health care by increasing case management review of services and negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, unless the Company also decreases its costs for providing services and increases higher margin services, it could experience declining profit margins.

     Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. Federal laws governing the Company's activities include regulation of the repackaging and dispensing of drugs, Medicare reimbursement and certification and certain financial relationships with physicians and other health care providers. Although the Company intends to comply with all applicable fraud and abuse laws, there can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on the Company's business. In addition, the OIG has expanded its auditing of the healthcare industry in an effort to better detect and remedy fraud and abuse and irregularities in Medicare and Medicaid billing. The Company and many other healthcare providers have received subpoenas and other requests for information in connection with such activities, and the Company is currently the subject of an investigation concerning its marketing and billing practices and its relationships with potential referral sources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General." There can be no assurance such activities will not have a material adverse effect on the Company's results of operations, financial condition or prospects. The Company is subject to state laws governing Medicaid, professional training, certificates of need, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards. In addition, many of the Company's employees must maintain licenses to provide some of the services offered by the Company. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company's results of operations, financial condition or prospects.

     No Assurance of Continued Growth or Successful Integration of Acquisitions. The Company intends to expand its business primarily through internal growth of existing operations. The Company also intends to expand its business through existing hospital joint ventures. There can be no assurance that the Company can increase or maintain growth in net revenues or increase net revenues at existing hospital joint ventures. There can be no assurance that previously acquired companies will be integrated successfully into the Company's operations or that any past acquisition will not have a material adverse effect upon the Company's results of operations, financial condition or prospects, especially in the fiscal quarters immediately following such transactions. The price of the Company's common stock may fluctuate substantially in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Management of Growth. As the Company's business develops and expands and the Company continues to refine its business model, the Company may need to implement enhanced operational and financial systems and may require additional employees and management, operational and financial resources. There can be no assurance that the Company will successfully (i) implement and maintain any such operational and financial systems, or (ii) apply the human, operational and financial resources needed to manage a developing and expanding business. Failure to implement such systems successfully and use such resources effectively could have a material adverse effect on the Company's results of operations, financial condition or prospects.

     Competition. The home health care market is highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. Some of the Company's present and potential competitors are larger than the Company and have, or may obtain, greater financial and marketing resources than the Company. In addition, there are relatively few barriers to entry in the local markets served by the Company, and it may encounter substantial competition from new market entrants.

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

     "Year 2000". The Company has completed an assessment of its internal computer software systems with respect to potential Year 2000 problems. The Company's financial data software is Year 2000 compliant, and the Company is in the process of implementing corrective plans for a majority of its remaining software, including its operational software which addresses order entry, billing, reimbursement and many other functions.

     Although the process of implementing corrective plans for a majority of its remaining software has begun, and the Company currently expects the majority of its operational software to be Year 2000 compliant by the second or third quarter 1999, neither the timetable for development of remaining or additional corrective plans nor completion of implementation of such plans is known. Costs incurred to date have not been material, and management does not believe that costs associated with implementation of corrective plans will be material.

     The Company has initiated correspondence with its most significant vendors and joint venture partners regarding the status of such third parties' Year 2000 compliance efforts. To date, third party responses have not indicated any potential material Year 2000 problems; however, not all vendors and partners have responded to the Company regarding this issue. The Company is initiating correspondence with its most significant third party payors regarding the status of their Year 2000 compliance efforts. To date, it is currently unknown whether the Company's third party payors have potential Year 2000 problems which could adversely affect future collection efforts and financial results of the Company.

The Company can give no assurance that it will not encounter unanticipated Year 2000 problems or that third parties it does business with will adequately address their Year 2000 problems. The failure of third parties to adequately address their Year 2000 issues could have a material adverse effect on the Company's business, results of operations or financial condition.

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

     Management Stability and Recruiting. Recent changes in senior management may limit the Company's ability to attract and retain qualified personnel which in turn could adversely affect profitability.

     Influence of Executive Officers, Directors and Principal Stockholder. On November 9, 1998, the Company's executive officers, directors and principal stockholder, Counsel Corporation ("Counsel"), in the aggregate, beneficially owned approximately 36% of the outstanding shares of the common stock of the Company. As a result of such equity ownership and their positions in the Company, if the executive officers, directors and principal stockholder were to vote all or substantially all of their shares in the same manner, they could significantly influence the management and policies of the Company, including the election of the Company's directors and the outcome of matters submitted to stockholders of the Company for approval. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. The inability to attract and retain qualified personnel could adversely affect the Company's business.

                           PART II. OTHER INFORMATION

ITEM 5 - AMENDMENT TO CREDIT AGREEMENT; OFFICER CHANGES

(A) Amendment to Credit Agreement. On October 30, 1998, the Company entered into a First Amendment to its Fourth Amended and Restated Credit Agreement in order to remain in compliance with certain financial covenants. For a description of such amendment see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

(B) Officer Changes. Joseph F. Furlong, a member of the Company's Board of Directors since 1994, assumed the positions of president and chief executive officer of the Company on November 6, 1998. Mr. Furlong was named to these positions when the Company was unable to reach agreement with Malcolm MacKenzie, former president and chief executive officer, on the terms of an employment agreement. In addition, Rita Hill, formerly a Senior Vice President of the Company, is no longer employed by the Company. The Company is currently negotiating a severance agreement with Ms. Hill, although no agreement has been reached yet.

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



                                   AMERICAN HOMEPATIENT, INC.

November 13, 1998                  By:  /s/Mary Ellen Rodgers
                                        ----------------------------------------
                                        Mary Ellen Rodgers
                                        Chief Financial Officer and An Officer
                                        Duly Authorized to Sign on Behalf of
                                        the registrant

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBITS
------                     -----------------------

10.1 First Amendment to Fourth Amended and Restated Credit Agreement among American HomePatient, Inc., Banker's Trust Company as Agent and the Banks Named Therein.
27       Financial Data Schedule (for SEC use only)