Form 10-K405
period 1998-12-31
AMERICAN HOMEPATIENT INC
filed 1999-04-15
CIK 879181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

CHECK ONE:

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                        Yes    X          No
                            ------            -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of March 31, 1999 was $19,694,522.

         On March 31, 1999, 15,149,632 shares of the registrant's $0.01 par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: Portions of the Registrant's definitive proxy statement for its 1999 Annual Meeting of stockholders.

                                     PART I

ITEM 1.  BUSINESS

                              INTRODUCTORY SUMMARY

         American HomePatient, Inc. (the "Company") was incorporated in Delaware in September 1991. The Company's principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. The Company provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of December 31, 1998, the Company provided these services to patients primarily in the home through 313 centers in 38 states. From its inception through 1997 the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company's strategy shifted from acquiring new businesses to focus more on internal growth, the integration of its acquired operations and achieving operating efficiencies.

                      MATERIAL 1998 CORPORATE DEVELOPMENTS.

         Medicare Oxygen Reimbursement Reductions and Related Restructuring. The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") and an additional reduction of 5% will be in effect beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. In addition, Consumer Price Index increases in Medicare reimbursement rates for home medical equipment, including oxygen, will not resume until the year 2003. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 23.5 percent of the Company's revenues. The Company estimates that the Medicare Oxygen Reimbursement Reduction decreased net revenue and pre-tax income by approximately $24.5 million during 1998.

         On September 25, 1997, the Company announced initiatives to respond aggressively to planned Medicare reimbursement reductions by fundamentally reshaping the Company for long-term growth (the "Restructuring"). More than 100 of the Company's total operating and billing locations were affected by the Restructuring. The specific actions resulted in pre-tax accounting charges in the third quarter of 1997 of $65.0 million due to the closure, consolidation, or scaling back of approximately 20 percent of the Company's total operating centers, the closure or scaling back of nine billing centers, the elimination of four operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 400 employees in the affected operating and billing centers. These activities were substantially completed by June 1998.

         1998 Non-recurring and Unusual Charges. In the quarter ended September 30, 1998, the Company recorded a net pre-tax accounting charge of $15.2 million related to (i) certain non-recurring events in the third quarter ($3.2 million),
(ii) the recording of additional reserves related to accounts receivable ($16.0 million), and (iii) the reversal of excess restructuring accruals and related reserves ($4.0 million credit). A description of these charges follows:

         The non-recurring charge of $3.2 million relates to certain one-time expenses associated with the retirement package of the former CEO, CEO transition expenses, deal costs of abandoned mergers and acquisitions, and a provision for adverse settlements related to accounting disputes with certain sellers of acquired businesses.

         The accounts receivable charge of $16.0 million relates primarily to disruptions in collections as a result of the consolidation of billing centers and changes in certain billing procedures continuing from the Restructuring in 1997. Billing center efficiencies have been affected because of personnel turnover and other adverse impacts of previous cost reduction plans. The termination of unprofitable contracts with certain health care institutions has also adversely affected collections on existing receivables. Included in the total accounts receivable charge is $1.5 million related to certain accounts receivable consulting and management services provided to the Company.

         The Company adjusted its original estimates of costs related to the 1997 Restructuring activities. This resulted in a $4.0 million reversal of certain accruals and other reserves recorded in connection with the Restructuring.

         In addition to the 1998 third quarter charges, $1.3 million of severance expense related to former senior executives was accrued in the fourth quarter, and $37.8 million of impaired goodwill was written off due to the poor financial results of certain acquisitions subsequent to the Medicare oxygen reimbursement reductions.

         Bank Credit Facility. On October 29, 1998, the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") between the Company and Bankers Trust Company, as agent for a syndicate of banks (the "Banks"), was amended (the "First Amendment") to modify certain financial covenants with which the Company was not in compliance. The Company incurred increased interest expense of $1,656,803 in 1998 as a result of the increased interest rate established by the First Amendment. As part of the First Amendment, the Company's credit availability was reduced from $400 million to $360 million (credit availability was temporarily reduced to $340 million until April 1, 1999). On April 14, 1999 the Company entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the "Second Amendment" and together, with the Credit Agreement and the First Amendment, the "Bank Credit Facility"). This Second Amendment waives events of default, modifies existing financial covenants and makes a number of other changes to the Credit Agreement. The Company is required to employ a manager, acceptable to the Bank, with expertise in managing companies that are in workout situations with their lenders. The Company's credit availability has been reduced from $360 million (credit availability was temporarily reduced to $340 million pursuant to the First Amendment) to $328.6 million, including a $75 million term loan and a $253.6 million revolving line of credit. As of April 14, 1999, approximately $248.5 million was outstanding under the revolving line of credit. Availability is frozen for 30 days after the retention of the manager referenced above. Substantially all of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility.

         Interest is payable on borrowings under the Bank Credit Facility at the election of the Company at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Bank Credit Facility) plus an applicable margin. The margin associated with the Adjusted Eurodollar Rate is fixed at 3.25%. The margin associated with the Base Lending Rate is fixed at 2.50%. The applicable margins increase 18 months after the date of the Second Amendment to 3.50% as to the Adjusted Eurodollar Rate and to 2.75% as to the Base Lending Rate. In addition, 18 months after the date of the Second Amendment, additional interest of 4.50% will accrue on that portion of the Bank Credit Facility that is in excess of four times Adjusted EBITDA.

         The Company has agreed to issue on March 31, 2001 (provided loans, letters of credit or commitments are still outstanding) warrants to the Banks representing 19.99% of the fully diluted common stock of the Company issued and outstanding as of March 31, 2001. Fifty percent of these warrants would be exercisable at any time after issuance and the remaining fifty percent would be exercisable from and after September 30, 2001 (provided loans, letters of credit or commitments are still outstanding). The exercise price of the warrants will be $0.01 per share.

         In addition to the foregoing modifications, pursuant to the Second Amendment (i) the maturity date of the Bank Credit Facility has been changed to April 15, 2002 from December 16, 2002, (ii) the Company is no longer permitted to make acquisitions or investments in joint ventures without the consent of Banks holding a majority of the lending commitments under the Bank Credit Facility, and (iii) an additional covenant has been added regarding collections of accounts receivable.

         Management has prepared operating projections, cash flow projections and related operating plans which indicate the Company can remain in compliance with the new financial covenants and meet its expected obligations throughout 1999. However, as with all projections, there is uncertainty as to whether management's projections can be achieved. In an event of default under the amended Credit Agreement, the lenders will have the ability to demand payment of all outstanding amounts, and there is currently no commitment as to how any such demand payment would be satisfied.

         See "Business - Risk Factors - Substantial Leverage" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Executive Officer Changes. On July 6, 1998, Edward K. Wissing retired as the Company's President and Chief Executive Officer. Mr. Wissing remains on the Company's board of directors. Mr. Wissing was briefly succeeded by Malcolm MacKenzie, who was replaced by Joseph F. Furlong, III on November 6, 1998. The Company was unable to reach agreement with Mr. MacKenzie on terms of an employment agreement. Mr. MacKenzie resigned from the Company's board of directors on February 16, 1999. Mr. Furlong continues to serve on the Company's board of directors. Thomas E. Mills replaced David R. Gnass as Chief Operating

Officer on November 23, 1998. Mr. Mills had previously served the Company as Senior Vice President and Chief Operating Officer from 1992 - 1996 and as Senior Vice President of the Company's strategic alliance and joint venture development from 1996 - 1997. Marilyn A. O'Hara joined the Company as Senior Vice President and Chief Financial Officer replacing Mary Ellen Rodgers effective January 1, 1999. In addition, Rita Hill, formerly Senior Vice President of Development, left the Company in October, 1998, as the Company disbanded its acquisition and development team.

         Home Health Care Acquisitions. Effective in February 1998, the Company acquired the assets of Evocare, Inc. ("Evocare") for approximately $9.8 million in cash, $1.0 million in notes payable to sellers and $2.8 million in assumed liabilities. Additionally, up to $1.5 million is payable by the Company if Evocare meets the terms of an incentive based earn-out. Evocare consists of 3 centers in Rhode Island and Massachusetts. Effective in June 1998, the Company acquired the assets of Greenbrier Respiratory Care Services, Inc. ("Greenbrier") for approximately $12.6 million in cash and assumed liabilities of $400,000. An additional $1.0 million is payable by the Company if Greenbrier meets the terms of an incentive based earn-out. Greenbrier has 6 centers in West Virginia and Virginia.

         The Company acquired 2 additional home health care businesses effective in 1998 consisting of 9 centers in Tennessee and New York. The approximate aggregate purchase price included cash of $3.6 million, notes payable to sellers of $500,000 and assumed liabilities of $300,000. The cash amounts have been funded from operations and draws on the Bank Credit Facility.

         Changes to Company's Strategic Direction. During 1998, the Company purposefully slowed its pace of acquisition activities compared to prior years to focus more on internal growth and operating efficiencies. Additionally, the Company's selling efforts were directed primarily toward increasing the Company's respiratory business while de-emphasizing lower margin products and services. The Company exited certain perceived lower margin contracts and local market business units during the third and fourth quarters of 1998. As a result, the Company's net revenues and net income for these quarters were substantially lower than expected. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         NASDAQ Inquiry. The Company's shares of Common Stock have been listed on the NASDAQ National Market System since 1991 when the Company completed its initial public offering. NASDAQ rules require that, as a condition of the continued listing of a company's securities on the NASDAQ National Market System, a company satisfy listing requirements relating to its financial condition, results of operations and trading market for its listed securities. There are two alternative sets of continued listing criteria: Listing Standard 1 and Listing Standard 2. The Company does not meet the requirements of Listing Standard 1 because its net tangible assets are less than $4,000,000. Listing Standard 2 consists of maintaining: (i) a public float of at least 1.1 million shares, (ii) a market value of the public float of at least $15 million, (iii) a minimum bid price equal or greater than $5.00 per share, (iv) at least 400 stockholders (round-lot holders), (v) a market capitalization of at least $50 million or total assets of at least $50 million and total revenue of at least $50 million, (vi) at least four (4) registered market makers, and (vii) compliance with certain corporate governance requirements. The Company does not currently satisfy Listing Standard 2, because the minimum bid price of its Common Stock is less than $5.00 per share and the market value of its public float is less than $15 million, as of April 15, 1999. Other than these requirements related to the price of the Common Stock, the Company believes that it satisfies all other items included in Listing Standard 2. In addition, Counsel Corporation, which currently owns approximately 27% of the Company's Common Stock, recently announced that it intends to divest its interest in the Company by the end of 1999. Sales of the Company's Common Stock by Counsel Corporation could affect the bid price of, and the market value of the public float of, the Company's Common Stock.

         On November 11, 1998, NASDAQ sent the Company a letter noting that the Common Stock had failed to maintain a closing bid price greater than or equal to $5.00 for the last thirty (30) consecutive trading dates. The letter further noted that the Company's securities would be subject to de-listing from the NASDAQ National Market System if the Company was unable to demonstrate compliance with the minimum bid price requirement or any other listing criteria by February 8, 1999. In response to such letter, the Company requested a hearing before the NASDAQ Listing Qualifications Hearing Panel (the "Panel"). The Panel stayed de-listing and granted the Company a hearing, which took place on April 9, 1999. At such hearing, the Company requested a temporary waiver of the bid price and public float market value requirements in order to facilitate either continued listing on the NASDAQ National Market System or a proposed initial listing on the American Stock Exchange. There can be no assurance, however, that NASDAQ will not de-list the Company from the NASDAQ National Market System or that the Company will be accepted for listing on AMEX. Under such circumstances the Company could not be admitted for listing on the NASDAQ Small Cap Market without a waiver of certain listing requirements. If the Company is not listed on any such market, it would instead be traded on the NASDAQ over-the-counter market. See "Business - Risk Factors - Possible NASDAQ De-listing."

                                    BUSINESS

         The Company provides home health care services and products consisting primarily of respiratory therapy services, infusion therapy services and the rental and sale of home medical equipment and home health care supplies. For the year ended December 31, 1998, such services represented 48%, 22% and 30%, respectively, of net revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. The Company's objective is to be a leading provider of home health care products and services in the markets in which it operates. The Company's centers are regionally located to achieve the market penetration necessary for the Company to be a cost-effective provider of comprehensive home health care services to managed care and other third-party payors.

         As of December 31, 1998, the Company provided services to patients primarily in the home through 313 centers in the following 38 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin.

The Company had approximately 3,822 full-time employees and 320 part-time employees at December 31, 1998.

         Historically, the Company has significantly expanded its operations through a combination of home health care acquisitions and joint ventures and strategic alliances with integrated health care delivery systems. The Company purposefully slowed its growth by acquisitions during 1998 compared to prior years to focus more on existing operations.

         During 1998, the Company embarked on a strategy to increase local market share by focusing primarily on increasing respiratory revenues in existing centers. Concurrently, the Company determined that certain "non-core", lower margin products and services should be eliminated during the year. To accelerate the development of the Company's respiratory selling efforts, it increased its sales force by 67 account executives, on a net basis, by year-end. It also exited certain contracts and businesses perceived to be lower margin during the third and fourth quarters of 1998. The result of these efforts working concurrently resulted in a substantial decrease in revenues and increased expenses during these quarters.

         Recognizing the situation, the new management of the Company (see "Material 1998 Corporate Developments Executive Officer Changes") ceased the exit of these businesses and contracts by mid-December. A new strategy for 1999 was developed to restore the Company's revenues and decrease expenses. This strategy is designed to:

         1. Stabilize and increase profitable revenues - respiratory therapy services will remain a primary focus of the Company. However, it will broaden its offering and sales focus in 1999 to include other profitable business units such as enteral nutrition, HME rental, and select infusion therapy services. The Company will also redirect its efforts to increase revenues for certain managed care contracts - both new and existing.

         2. Decrease and control operating expenses - the Company has already taken aggressive steps to decrease operating and general and administrative expenses. During the first quarter of 1999, the Company has eliminated 41 positions from its corporate Support Center in Brentwood, Tennessee and approximately 180 positions in the field.

         3. Decrease days' sales outstanding in net accounts receivable ("DSO") and bad debt - the Company has three key initiatives in place to improve accounts receivable performance: (i) proper staffing and training; (ii) process redesign and standardization; and (iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable.

         The Company does not anticipate renewing its acquisition development activities during 1999 as it focuses its efforts on internal operational matters. The Company also plans to slow the development of new joint ventures and strategic alliances in order to focus on internal revenue development and operating efficiencies at existing partnerships. See "Business - Hospital Joint Ventures and Strategic Alliances."

SERVICES AND PRODUCTS

         The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of net revenues represented by each line of business for the periods presented:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                    1996         1997         1998
                                                    ----         ----         ----
Home respiratory therapy services .........          49%          47%          48%
Home infusion therapy services ............          18           18           22
Home medical equipment and medical supplies          33           35           30
                                                    ---          ---          ---
              Total .......................         100%         100%         100%
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

         The respiratory services that the Company provides include the following:

         - Oxygen systems to assist patients with breathing. There are three types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary room air to provide a continuous flow of oxygen; (ii) liquid oxygen systems, which are portable, thermally-insulated containers of liquid oxygen which can be used as stationary units and/or as portable options for patients; and (iii) high pressure oxygen cylinders, which are used primarily for portability with oxygen concentrators. Oxygen systems are used to treat patients with chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems.

         -        Nebulizers to deliver aerosol medications to patients.
                  Nebulizer compressors are used to administer aerosol medications (such as albuterol) to patients with asthma, chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems. "AerMeds" is the Company's branded marketing name for its aerosol medications business.

         - Home ventilators to sustain a patient's respiratory function mechanically in cases of severe respiratory failure when a patient can no longer breathe normally.

         - Non-invasive positive pressure ventilation ("NPPV") to provide ventilation support via a face mask for patients with chronic respiratory failure and neuromuscular diseases. This therapy enables patients to receive positive pressure ventilation without the invasive procedure of intubation.

         - Continuous positive airway pressure ("CPAP") and bi-level positive airway pressure therapies to force air through respiratory passage-ways during sleep. These treatments are used on adults with obstructive sleep apnea (OSA), a condition in which a patient's normal breathing patterns are disturbed during sleep.

         - Apnea monitors to monitor and to warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome.

         - Home sleep screenings and studies to detect sleep disorders and the magnitude of such disorders.

         The provision of oxygen-related services and systems comprised approximately 50% of the Company's 1998 respiratory revenues with the balance generated from nebulizers and related aerosol medication services, home ventilators, CPAP and bi-level therapies, home sleep studies and infant apnea monitors. The Company provides respiratory therapy services at all but 10 of its centers.

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

         - Antibiotic therapy is the infusion of antibiotic medications into a patient's bloodstream typically for 5 to 14 days to treat a variety of serious infections and diseases.

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

         The Company's other infusion therapies include chemotherapy, hydration, growth hormone and immune globulin therapies. Enteral nutrition services account for approximately 29% of the Company's infusion revenues, while antibiotic therapy, TPN, and pain management and other medications accounted for approximately 24%, 7% and 2%, respectively. The Company's remaining infusion revenues were derived from the provision of infusion nursing services, prescription drug sales and other miscellaneous infusion therapies. Enteral nutrition services are provided at most of the Company's centers, and the Company currently provides other infusion therapies in 53 of its 313 centers.

         Home Medical Equipment and Supplies. The Company provides a comprehensive line of equipment to serve the needs of home care patients. Revenues from home equipment services are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment. As a part of the Company's Restructuring activities, many of its retail and showroom stores were closed or scaled back during 1998.

OPERATIONS

         Organization. A major component of the Company's Restructuring included the reorganization and streamlining of the field structure. Currently, the Company's operations are divided into 10 geographic areas, each headed by a field vice president. The Company has also developed an eleventh special area which is specifically dedicated to the operations of the Company's larger rehabilitation centers (centers which specialize in assistive technology devices and specialty wheelchairs) and a twelfth area specifically dedicated to the operations of the Company's 20 hospital joint ventures and strategic alliances. See "Business - Hospital Joint Ventures and Strategic Alliances". Each area vice president oversees the operations of approximately 20 - 35 centers. Management believes this field organizational structure enhances management flexibility and facilitates communication. Specifically, it provides for a greater focus on local market operations and control at the operating level, while enabling the Company's management to be close to the patients and concentrate on achieving the Company's strategic goals. Area vice presidents focus on cost control, revenue development and accounts receivable management and assist local management with decision making to improve responsiveness in local markets. Other members of the area team include an Area Operations Manager (AOM), Area

Sales Manager (ASM), Area Quality Improvement Specialist (AQI), Area Purchasing Manager (APM), and Area Billing Center Manager(s) (BCM).

         The Company's centers are typically staffed with a general manager, a business office manager, a director of patient services (normally a registered nurse or respiratory therapist), registered nurses, clinical coordinators, respiratory therapists, service technicians and customer service representatives. The Company also has account executives responsible for local market selling efforts in many of its centers. In addition, the Company employs a licensed pharmacist in all centers that provide a significant amount of infusion therapy.

         The Company has achieved what management believes is an appropriate balance between centralized and decentralized management. Management believes that home care is a local business dependent in large part on personal relationships and, therefore, provides the Company's operating managers with a significant degree of autonomy to encourage prompt and effective responses to local market demands. In conjunction with this local operational authority, the Company provides, through its corporate office (the "Support Center"), sophisticated management support, compliance oversight and training, marketing and managed care expertise, sales training and support, product development, and financial and information systems that typically are not readily available to independent operators. The Company retains centralized control over those functions necessary to monitor quality of patient care and to maximize operational efficiency. Services performed at the support center level include financial and accounting functions, corporate compliance, clinical policy and procedure development, regulatory affairs and licensure, and system design.

         The Company has moved certain functions previously performed at the Support Center or local level to the area level, such as quality improvement oversight, billing, collections and purchasing, in an effort to maximize efficiencies and performance.

         Commitment to Quality. The Company's quality and performance improvement programs are designed to ensure that its service standards are properly implemented. Management believes that the Company has developed and implemented service and procedure standards that not only comply with, but often exceed, the standards required by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). All of the Company's centers are JCAHO-accredited or are in the process of being reviewed for accreditation from the JCAHO. The Company has Quality Improvement Advisory Boards at many of its centers, and center general managers conduct quarterly quality improvement reviews. Area quality improvement ("AQI") specialists conduct quality compliance audits at each center to ensure compliance with state and federal regulations, JCAHO, FDA and internal standards. The AQI specialist also helps train all new clinical personnel on the Company's policies and procedures. The Company's corporate philosophy for service excellence is its Personal Caring Service Promise, which characterizes the Company's standards for quality care and customer service. The Personal Caring Service Promise is as follows: "We promise to serve our customers with personal caring service. We do this by treating them with dignity and respect, just like members of our own family, giving each of them the individual attention they deserve." The Company's Governing Body, which consists of the

President and Chief Executive Office, Chief Operating Officer, Chief Financial Officer, Senior Vice President of Marketing, Vice President of Clinical & Regulatory Affairs and three of the field Vice Presidents, meets quarterly to review and oversee the Company's quality assurance and corporate regulatory compliance programs.

         Training and Retention of Quality Personnel. Management recognizes that home health care is by nature a localized business. General managers attempt to recruit knowledgeable local talent for all positions including account executives who are capable of gaining new business from the local medical community. In addition, the Company provides training to all new nurses, respiratory therapists and pharmacy personnel as well as continuing education for existing employees.

         Management Information Systems. Management believes that periodic refinement and upgrading of its management information systems, which permit management to monitor closely the activities of the Company's centers, is important to the Company's success. These systems provide monthly budget analyses, financial comparisons to prior periods and comparisons among Company centers, thus enabling management to identify areas for improvement. Medicare and many third-party payor claims are billed electronically, thereby facilitating the collection of accounts receivable. In addition, the Company's financial reporting system monitors certain key data for each center, such as accounts receivable, payor mix, cash collections, net revenues and operating trends. The Company also has focused upon integrating the information systems of acquired centers as a part of its overall integration efforts.

         Corporate Compliance. The Company's commitment to providing quality home health care services and products is matched by a commitment to maintaining high standards of ethical and legal conduct. The Company strives to operate its business with honesty and integrity and the Company's Corporate Compliance Program is designed to accomplish these goals through employee training and education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits, and other programs. The Company's compliance program is monitored by its Compliance officer, Assistant Compliance officer and Compliance committee, composed of the Company's President and CEO, Chief Operating Officer, Chief Financial Officer, Vice President of Human Resources and Vice President of Clinical and Regulatory Affairs.

HOSPITAL JOINT VENTURES AND STRATEGIC ALLIANCES

         As of December 31, 1998, the Company had 20 home health care joint ventures with hospitals or hospital systems. During 1998, the Company developed 4 new joint ventures, one of which was a start-up operation involving 12 hospitals in Nebraska and Iowa. The Company has slowed the development of additional new joint ventures in order to focus on existing operations.

         The Company's joint ventures with hospitals set forth below typically are 50/50% equity partnerships with an initial term of between three and ten years and with the following typical provisions: (i) the Company contributes assets of an existing business in the designated market or contributes cash to fund half of the initial working capital required for the hospital joint venture to commence operations; (ii) the hospital partner contributes similar assets and/or an amount of cash equal, in the aggregate, to the fair market value of the Company's net contribution; (iii) the Company is the managing partner for the hospital joint venture and receives a monthly management and administrative fee; and (iv) distributions, to the extent made, are generally made on a quarterly basis and are consistent with each partners capital contributions. Within the hospital joint venture's designated market, all net revenues generated by the provision of those services for which the joint venture was formed are deemed to be net revenues of the hospital joint venture, including revenues from sources other than the hospital joint venture partner.

         The following table lists the Company's hospital joint venture partners and locations:

                     HOSPITAL JOINT VENTURE PARTNER                       LOCATION
                     ------------------------------                       --------

                     Baptist Medical Center (2 hospitals)             Columbia, SC
                     Baptist Medical Center (5 hospitals)             Montgomery, AL
                     Baptist Medical System (3 hospitals)             Little Rock, AR
                     Baylor Health System (10 hospitals)              Dallas, TX
                     Central Carolina Hospital                        Sanford, NC
                     Centura Health (6 hospitals)                     Denver, CO
                     Columbia/HCA (6 hospitals)                       Richmond, Roanoke, VA
                     Conway Hospital                                  Conway, SC
                     East Alabama Medical Center                      Opelika, AL
                     Evergreen Community Hospital*                    Kirkland, WA
                     Fort Sanders Alliance (5 hospitals)              Knoxville, TN
                     Frye Regional Medical                            Hickory, Maiden,
                       Center/Grace Hospital/Caldwell Memorial          Morganton, NC
                     High Plains Baptist Hospital (2 hospitals)       Amarillo, TX
                     Mercury Health System (2 hospitals)*             Wilkes-Barre, Scranton, PA
                     Midlands Health Resources (12 hospitals)*        Omaha, NE
                     Peninsula Regional Medical Center*               Salisbury, MD
                     Piedmont Medical Center                          Rock Hill, SC
                     Spruce Pine Community Hospital                   Spruce Pine, NC
                     Tolfree Memorial Hospital                        West Branch, MI
                     Wallace Thompson Hospital                        Union, SC

         *New Joint Ventures developed in 1998

         To further its strategy of aligning with hospitals and hospital systems, the Company also has developed numerous multi-year strategic alliance contracts. These contracts enable the Company to be a preferred provider of home respiratory services, home infusion services and home medical equipment and supplies for certain hospitals in selected markets.

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

         The following table sets forth the percentage of the Company's net revenues from each source indicated for the years presented:

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                        1996         1997         1998
                                                                        ----         ----         ----
Medicare ......................................................          46%          44%          42%
Private pay, primarily private insurance ......................          41           44           48
Medicaid ......................................................          13           12           10
                                                                        ---          ---          ---
              Total ...........................................         100%         100%         100%
                                                                        ===          ===          ===


         The Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") created six categories for home medical equipment reimbursement under the Medicare Part B program, for which the Company qualifies. OBRA 1987 also defined whether products would be paid for on a rental or sale basis and established fixed monthly payment rates for oxygen service regardless of the type of service (i.e. concentrators, liquid oxygen, etc.) as well as a 15-month rental ceiling on certain medical equipment such as hospital beds. After 15 months of rental, rental payments cease for HME and the Company receives a "maintenance fee" each six months equivalent to one-month's rental. The Omnibus Budget Reconciliation Act of 1990 ("OBRA 1990") made new changes to Medicare Part B reimbursement. The substantive changes relating to OBRA 1990 included a national standardization of Medicare rates for certain equipment categories, which vary slightly state by state and further reductions in amounts paid for HME rentals.

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

         In August 1997, President Clinton signed a Balanced Budget Act that reduced the Medicare reimbursement rate for oxygen by 25% beginning January 1, 1998 and by another 5% beginning January 1, 1999. Medicare oxygen reimbursement rates will be held steady thereafter as Consumer Price Index increases for oxygen and durable medical equipment will not resume until the year 2003. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced 5% beginning January 1, 1998. In addition, payments from parenteral and enteral nutrition were frozen at 1995 levels through the year 2002. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly adversely affected financially by this legislation. The Medicare oxygen reimbursement reductions affect approximately 23.5% of the Company's net revenues. The Company estimates that the Medicare Oxygen Reimbursement Reduction decreased net revenues and pre-tax income by approximately $24.5 million in 1998.

         Prior to 1998, the Company's significant growth in net revenues has been accompanied by corresponding growth in net patient accounts receivable. Net patient accounts receivable at December 31, 1998 were $94.2 million compared to net accounts receivable of $102.4 million at December 31, 1997. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources.

         The table below shows the Company's DSO for the periods indicated:

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                               1996            1997            1998
                                                               ----            ----            ----
             Days' sales outstanding....................      93 days         88 days         92 days

         The increase in DSO and net patient receivables between 1997 and 1998 is primarily attributable to disruptions in collections as a result of the consolidation of billing centers and changes in certain billing procedures continuing from the Restructuring. Billing center efficiencies have also been adversely affected by personnel turnover and previously instituted cost reduction plans.

         Because of these factors, which caused the increase in DSO in 1998, a non-recurring charge of $16.0 million related to accounts receivable was recorded in the third quarter of 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The decrease in DSO between 1996 and 1997 was primarily attributable to the additional accounts receivable reserves created in September, 1997 for restructured centers.

SALES AND MARKETING

         Sales. During 1998, the Company focused its selling efforts primarily on physicians and other high-volume referral sources in an effort to increase its respiratory rental and sales business. It also significantly increased its investment in selling resources by hiring, on a net basis, 67 new account executives by year-end for a total of 176. The Company intends to continue in 1999 focusing its selling efforts in respiratory, but intends to broaden its sales efforts to include other profitable products and services such as enteral nutrition, HME rental and select infusion therapy. General managers will be expected to take a more active role in selling in 1999, and the promotion of the new TEAMS (Together Everyone Achieves More Sales) strategy is designed to involve all field employees in selling activities.

         Managed Care Sales. The Company takes a selective approach to managed care contracts utilizing its local operating and market strengths supplemented by area and corporate managed care expertise. Target selling and negotiation with local and regional managed care organizations are performed by general managers, area vice presidents and area sales managers. Account executives do not participate in contract negotiations with managed care payors.

         During the last half of 1998, the Company de-emphasized contracting activity with new managed care accounts and exited several existing lower margin contracts. The 1999 sales strategy includes a renewed focus on contract development in select areas as well as a focused effort to maximize revenues from existing contracts through improved provider relations and pull-through selling.

         Hospital Joint Ventures. The Company has a senior level, experienced operating team to lead its efforts to manage and operate all hospital joint ventures. The team consists of several former key operations managers, providing it significant depth in leadership and experience. The Company does not intend to pursue the development of new joint ventures in 1999. It will focus its efforts on improving operating efficiencies and increasing revenues of existing joint ventures and strategic alliances. See "Business - Hospital Joint Ventures and Strategic Alliances."

         Corporate Marketing Support. The Company's corporate marketing department provides product and services planning and development and marketing communications, and assistance in public and community relations for the Company's centers. The Company has primarily expanded services by marketing existing services as branded products, such as the Company's Resource(TM) Respiratory Services, AerMeds(TM) and EnterCare(TM) programs. All marketing programs introduced by the corporate marketing department are designed to meet the needs of the Company's traditional referral sources as well as managed care organizations and integrated health care delivery networks.

COMPETITION

         The home health care industry is still consolidating but remains highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. In addition, there are still relatively few barriers to entry in the local markets served by the Company, and it may encounter substantial competition from new market entrants. Management believes that the competitive factors most important in the Company's lines of business are quality of care and service, reputation with referring sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources, competitive prices, and the range of services offered.

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

BRANCH LOCATIONS

         Following is a list of the Company's 313 home health care centers as of December 31, 1998.

  ALABAMA           FLORIDA           KENTUCKY           Warrensburg      OHIO                  SOUTH CAROLINA   Temple
  -------           -------           --------                            ----                  --------------   Texarkana
  Alexander City 1  Crawfordville     Bowling Green      NEBRASKA         Bryan                 Columbia 1       Tyler
  Andalusia         Crystal River     Danville           --------         Cambridge             Conway 1         Victoria
  Auburn            Daytona Beach     Jackson            Beatrice 1       Chillicothe           Florence         Waco
  Birmingham        Ft. Lauderdale    Lexington          Hastings 1       Cincinnati            Greenville
  Dothan            Ft. Myers         London             Lincoln 1        Dayton                N. Charleston    VIRGINIA
  Fayette           Ft. Walton Beach  Louisville         Norfolk 1        Mansfield             Rock Hill 1      --------
  Florence          Gainesville       Paducah            Omaha  1         Maumee                Union 1          Charlottesville
  Foley             Jacksonville      Pineville/                          Newark                                 Chesapeake
  Huntsville        Leesburg            Middlesboro      NEVADA           Springfield           TENNESSEE        Farmville 1
  Mobile            Longwood/Orlando  Somerset           -------          Twinsburg             ----------       Fishersville
  Montgomery 1      Marianna          Whitley City       Las Vegas        Worthington           Ashland City     Harrisonburg
  Russellville      Panama City                                           Zanesville            Chattanooga      Onley 1
  Sylacauga 1       Pensacola         LOUISIANA          NEW JERSEY                             Clarksville      Richmond 1
  Tuscaloosa        Port St. Lucie    ---------          ----------       OKLAHOMA              Cookeville       Roanoke/Salem 1
                    Rockledge         Bogalusa           Cedar Grove      --------              Dayton           Winchester
  ARIZONA           St. Augustine     Hammond            Flemington       Antlers               Dickson
  -------           Tallahassee (2)   Slidell                             Bartlesville          Erin             WASHINGTON
  Bullhead City     Tampa                                NEW MEXICO       Claremore             Jackson          ----------
  Globe                               MAINE              ----------       Enid                  Johnson City     Kirkland
  Lake Havasu       GEORGIA           -----              Alamogordo       Grove                 Kingsport        Seattle
  Phoenix           -------           Bangor             Albuquerque      Lawton                Knoxville 1      Tacoma
                    Albany            Rumford            Clovis           Muskogee              Manchester       Yakima
  ARKANSAS          Americus                             Farmington       Oklahoma City         Morristown 1
  --------          Brunswick         MARYLAND           Grants           Tulsa                 Murfreesboro     WEST VIRGINIA
  Batesville        Camilla           --------           Las Cruces                             Nashville        -------------
  Benton 1          Dublin            Cumberland         Roswell          OREGON                Oak Ridge 1      Hinton
  Dardanelle        Eastman           Salisbury 1                         ------                Oneida 1         Lewisburg
  El Dorado 1       Ft. Oglethorpe                       NEW YORK         Eugene                Union City       Rainelle
  Ft. Smith (2)     Martinez/Augusta  MASSACHUSETTS      --------         Medford
  Harrison          Savannah          -------------      Albany                                 TEXAS            WISCONSIN
  Hot Springs       Valdosta          Chelmsford         Buffalo          PENNSYLVANIA          -----            ---------
  Jonesboro (2)     Waycross                             Geneva           ------------          Amarillo 1       Eau Claire
  Little Rock 1(2)                    MICHIGAN           Hudson           Brookville            Austin           Elkhorn
  Mena              ILLINOIS          --------           Kingston         Burnham               Bay City         La Crosse/Onalaska
  Mtn. Home         --------          Detroit            Marcy            Clearfield            Borger 1         Madison
  Newport           Alsip             Gaylord            Oneonta          Erie                  Brownwood        Marshfield
  Paragould         Arlington         West Branch        Painted Post     Everett               Bryan            Milwaukee
  Pine Bluff          Heights                            Poughkeepsie     Harrisburg            Conroe           Minocqua
  Rogers            Mt. Vernon        MINNESOTA          Skaneateles      Hazleton              Corpus Christi   Racine
  Salem             Peoria            ---------          Watertown        Johnstown             Dallas 1
  Springdale        Springfield       Rochester          Webster          Kane                  Ennis
  Warren                                                                  Lock Haven            Harlingen
                    IOWA              MISSISSIPPI        NORTH CAROLINA   McKees Rocks (2)      Hereford
  COLORADO          ----              -----------        --------------   Mt. Pleasant          Houston
  --------          Cedar Rapids      Tupelo             Asheboro         Philipsburg           Irving 1
  Cortez            Clarinda 1                           Asheville 1      Pottsville            Lake Jackson
  Denver 1          Coralville        MISSOURI           Charlotte        Scranton              Laredo
  Durango           Davenport         --------           Hickory 1        State College         Longview
  Pagosa Springs    Decorah           Cameron            Kannapolis       Titusville            Lubbock
                    Des Moines        Cape Girardeau     Maiden 1         Trevose/Philadelphia  Lufkin
  CONNECTICUT       Dubuque           Columbia (2)       Marion 1         Warren                McAllen
  -----------       Marshalltown      Festus             Morganton 1      Waynesboro            Mount Pleasant
  Brookfield        Mason City        Florissant         Newland          Wilkes-Barre          Nacogdoches
  New Britain       Ottumwa           Hannibal           Salisbury        York                  Pampa 1
  Waterbury         Sioux City        Ironton            Sanford 1                              Paris
                    Waterloo          Joplin             Spruce Pine 1    RHODE ISLAND          Plainview
  DELAWARE                            Kansas City        Sylva            ------------          San Angelo
  --------          KANSAS            Kirksville         Wadesboro        East Providence       San Antonio
  Dover             ------            Mountain Grove     Whiteville       Johnston
  Newark            Pittsburg         Osage Beach        Winston-Salem
  Wilmington                          Potosi
                                      Rolla
                                      Springfield (2)
                                      St. Louis (2)
                                      St. Robert
















----------------------------------
1    Owned by a joint venture.

SUPPLIES AND EQUIPMENT

         The Company purchases home medical equipment, prescription drugs, solutions and other materials and products required in connection with the Company's business from select suppliers. The Company has not experienced, and management does not anticipate that the Company will experience, any significant difficulty in purchasing equipment or supplies or in leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell supplies or lease equipment to the Company, management believes that other suppliers are available to meet the Company's needs at comparable prices.

INSURANCE

         The Company's professional liability policies are on an occurrence basis and are renewable annually with per claim coverage limits of up to $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1,000,000 per occurrence with a $1,000,000 product liability annual aggregate and a $2,000,000 general liability annual aggregate. The Company also maintains excess liability coverage with limits of $50,000,000 per occurrence and $50,000,000 in the aggregate. While management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in many cases the Company has received evidence of such coverage and has been added by endorsement as additional insured, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage. There can be no assurance that any of the Company's insurance will be sufficient to cover any judgments, settlements or cost relating to any pending or future legal proceedings or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. If the insurance carried by the Company is not sufficient to cover any judgments, settlements or cost relating to pending or future legal proceedings, the Company's business and financial condition could be materially adversely affected.

EMPLOYEES

         At December 31, 1998, the Company employed approximately 3,822 full-time, 320 part-time and 624 PRN (staff used on an "as needed" basis only) individuals. Of these individuals, approximately 143 were employed at the corporate Support Center in Brentwood, Tennessee. During 1998, the Company experienced abnormally high turnover rates. Management believes this was primarily attributable to the wage and salary policies instituted as a part of the Restructuring. Management believes that the Company's employee relations have been stabilized due to a relaxing of the policies in force earlier in 1998.

TRADEMARKS

         The Company owns and uses a variety of marks, including American HomePatient, AerMeds(R), EnterCare(TM), Resource(TM) and Extracare, which have either been registered at the federal or state level or are being used pursuant to common law rights.

GOVERNMENT REGULATION

         The Company, as a participant in the healthcare industry, is subject to extensive federal, state and local regulation. In addition to the federal and state anti-kickback and self-referral laws applicable to all of the Company's operations (discussed more fully below), the operations of the Company's home health care centers are subject to federal laws covering the repackaging and dispensing of drugs (including oxygen) and regulating interstate motor-carrier transportation. Such centers also are subject to state laws (most notably licensing and controlled substances registration) governing pharmacies, nursing services and certain types of home health agency activities. Additionally, certain of the Company's employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing. Recently, federal government has increased access to information about individuals and other healthcare providers who have been sanctioned or excluded from participation in government reimbursement programs. Information about such providers is now readily available on the Internet, and all healthcare providers, including the Company, are held responsible for carefully screening entities and individuals they employ or do business with, to avoid contracting with an excluded provider.

         The Company's operations are also subject to a series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") which apply to the Company's operation. Periodic changes have occurred from time to time since the 1987 Act including reimbursement reduction and changes to payment rules.

         As a provider of services under the federal reimbursement programs such as Medicare, Medicaid and CHAMPUS, the Company is subject to the anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of patients for government-reimbursed healthcare services. The Company may also be affected by the federal physician self-referral prohibition, known as the "Stark" law, which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial interest. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, under the theory that such arrangements are designed to induce or to encourage the referral of patients to a particular provider. In many states, these laws apply to services reimbursed by all payor sources.

         The Company regularly reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations. The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a Certificate for Medical Necessity ("CMN") signed by a physician. In January, 1999, the Office of Inspector General of the U.S. Department of Health and Human Services ("OIG") published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan, and the Company is currently reviewing its compliance program with legal counsel and intends to modify it as appropriate to meet the elements of the OIG's Model Plan for the industry.

         In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers, including durable medical equipment ("DME") suppliers, have received subpoenas and other requests for information in connection with such activities. On February 12, 1998, a subpoena from the OIG was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for payment from Medicare. Since that time the U.S. Department of Justice has begun examining issues involving CMN's and loaning of equipment by the Company nationwide. The Company has retained experienced health care counsel to represent it in this matter and is cooperating with the investigation. The Company's counsel has conducted meetings with governmental officials, and governmental officials have interviewed certain company officers and employees. The Company has responded to government requests for information and documents, and is cooperating with the government investigators to move forward with the investigation. Although this has not been confirmed, management believes that the investigation was initiated as a result of a qui tam complaint filed by a former employee of the Company under the False Claims Act.

         From time to time the Company also receives notices and subpoenas from various government agencies concerning plans to audit the Company, or requesting information regarding certain aspects of the Company's business. The Company cooperates with the various agencies in responding to such requests. The government has broad authority and discretion in enforcing applicable laws and regulations, and therefore the scope and outcome of these investigations and inquiries cannot be predicted with certainty. The Company expects to incur additional costs in the future, such as legal expenses in connection with all investigations.

         Health care law is an area of extensive and dynamic regulatory oversight. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement from government and other third-party payors. There can be no assurance that federal, state or local governments will not impose additional regulations upon the Company's activities. Such regulatory changes could adversely affect the Company's business, making the Company unable to comply with all regulations in the geographic areas in which it presently conducts, or wishes to commence, business.

RISK FACTORS

         This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are discussed in other sections of this report.

         Substantial Leverage. The Company maintains a significant amount of long-term debt. As of December 31, 1998, the Company's consolidated indebtedness was $323,942,000. On April 14, 1999 the Company entered into the Second Amendment to the Bank Credit Facility. The Second Amendment waives events of default, modifies existing financial covenants, and makes a number of other changes to the Credit Agreement. The Second Amendment reduces the Company's credit availability from $360 million (credit availability was temporarily reduced to $340 million pursuant to the First Amendment) to $328.6 million and freezes the credit availability for 30 days after the hiring of a manager mandated by the Banks. The margins associated with the Eurodollar interest rate and the Base Lending Rate remain in place for 18 months and then increase. Additional increases are provided for that portion of the indebtedness in excess of four times Adjusted EBITDA. The degree to which the Company is leveraged and the terms contained in the Bank Credit Facility will impair the Company's ability to finance, through its own cash flow or from additional financing, its future operations or pursue its business strategy and could make the Company more vulnerable to economic downturns, competitive and payor pricing pressures and adverse changes in government regulation. There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations. Additional sources of funds may be required and there can be no assurance the Company will be able to obtain additional funds on acceptable terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources." Any significant increase in the interest rates on these borrowings would have a material adverse effect on the Company's liquidity, business, financial condition and results of operations.

         Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. Federal laws governing the Company's activities include regulation of the repackaging and dispensing of drugs, Medicare reimbursement and certification and certain financial relationships with physicians and other health care providers. Although the Company intends to comply with all applicable fraud and abuse laws, there can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on the Company's business. In addition, the OIG has expanded its auditing of the health care industry in an effort better to detect and remedy fraud and abuse and irregularities in Medicare and Medicaid billing. The Company and many other health care providers have received subpoenas and other requests for information concerning its billing practices and its relationships with potential referral sources. See "Business - Government Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Generally." There can be no assurance such activities will not have a material adverse effect on the Company's results of operations, financial condition or prospects. The Company is subject to state laws governing Medicaid, professional training, certificates of need, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards and many of the Company's employees must maintain licenses to provide some of the services offered by the Company. In addition, the Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or early implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include Prospective Payment and Consolidated Billing requirements for skilled nursing facilities and home health agencies, which do not affect the Company directly but could affect the Company's contractual relationships with such entities; a pilot project set to begin soon to determine the efficacy of competitive billing for certain durable medical equipment (DME); and Medicare and Medicaid surety bond requirements for home health agencies and DME suppliers. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company's results of operations, financial condition or prospects.

         Collectibility of Accounts Receivable. The Company's days sales outstanding increased from 88 days at December 31, 1997 to 92 days at December 31, 1998. This increase is primarily the result of disruptions in collections associated with the consolidation of billing centers and changes in certain billing procedures continuing from the Restructuring. Billing efficiency has also been adversely affected by personnel turnover and previously instituted cost reduction plans. As a result, the Company experienced an increased level of billing delays and errors which ultimately affected the timeliness of collections and necessitated a $16.0 million accounts receivable charge in the third quarter of 1998. The Company has implemented three key initiatives to improve accounts receivable performance: (i) proper staffing and training, (ii) process redesign and standardization, and (iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable. No assurances can be given, however, that additional charges for uncollectible accounts receivable will not be required as a result of continuing difficulties associated with the Company's billing activities and meeting payor documentation requirements and claim submission deadlines.

         Possible NASDAQ De-listing. On November 11, 1998, NASDAQ sent the Company a letter noting that the Common Stock had failed to maintain a closing bid price greater than or equal to $5.00 for the last thirty (30) consecutive trading dates. The letter further noted that the Company's securities would be subject to de-listing from the NASDAQ National Market System if the Company was unable to demonstrate compliance with the minimum bid price requirement or any other listing criteria by February 8, 1999. In response to such letter, the Company requested a hearing before the NASDAQ Listing Qualifications Hearing Panel (the "Panel"). The Panel stayed de-listing and granted the Company a hearing, which took place on April 9, 1999. At such hearing, the Company requested a temporary waiver of the bid price requirement and the public float market value requirement in order to facilitate either continued listing on the NASDAQ National Market System or proposed initial listing on the American Stock Exchange. There can be no assurance, however, that NASDAQ will not de-list the Company from the NASDAQ National Market System or that the Company will be accepted for listing on AMEX. Under such circumstances the Company could not be admitted for listing on the NASDAQ Small Cap Market without a waiver of certain listing requirements. If the Company is not listed on any such market, it would instead be traded on the NASDAQ over-the-counter market. If the Company is de-listed from the NASDAQ National Market, is not permitted to be listed on AMEX and/or is not permitted to be listed on the NASDAQ Small Cap Market, the liquidity of the Company's Common Stock will likely be adversely affected and the Company's ability to raise any necessary capital may be limited. See "Business - Material 1998 Corporate Developments."

         Infrastructure. As the Company continues to refine its business model, it may need to implement enhanced operational and financial systems and may require additional employees and management, operational and financial resources. There can be no assurance that the Company will successfully (i) implement and maintain any such operational and financial systems, or (ii) apply the human, operational and financial resources needed to manage a developing and expanding business. Failure to implement such systems successfully and use such resources effectively could have a material adverse effect on the Company's results of operations, financial condition or prospects. See "Business."

         Medicare Reimbursement for Oxygen Therapy and Other Services. In 1998 oxygen therapy services reimbursement from Medicare accounted for approximately 23.5% of the Company's revenues. The Balanced Budget Act of 1997, as amended, reduced Medicare reimbursement rates for oxygen and certain oxygen equipment to 75% of their 1997 levels beginning January 1, 1998 and to 70% of their 1997 levels beginning January 1, 1999. Reimbursement for drugs and biologicals was reduced by 5% beginning January 1, 1998. Effective January 1, 1998, payments for parenteral and enteral nutrition ("PEN") were frozen at 1995 levels, through the year 2002. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. In addition, Consumer Price Index ("CPI") increases in Medicare reimbursement rates for home medical equipment, including oxygen, will not resume until the year 2003, and CPI updates for prosthetics and orthotics are limited to 1%. In March, 1998, HCFA was granted "inherent reasonableness" authority to reduce payments for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment. Therefore, the Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. Reimbursement reductions already implemented have materially adversely affected the Company's net revenues and net income, and any such future reductions could have a similar material adverse effect. See "Material 1998 Corporate Developments," "Business - Revenues and Collections" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Medicare Reimbursement for Oxygen Therapy Services."

         Dependence on Reimbursement by Third-Party Payors. In 1998, the percentage of the Company's net revenues derived from Medicare, Medicaid and private pay was 42%, 10% and 48%, respectively. The net revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's net revenues and net income. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources, may also affect the Company's net revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. Also, many payors, including Medicare and Medicaid, are dependent upon their computer systems for determining and paying reimbursements to the Company. If such payor's computer systems are adversely affected by Year 2000 problems, this could have a material adverse impact on the Company's revenue and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Revenues and Collections."

         Role of Managed Care. As managed care assumes an increasingly significant role in markets in which the Company operates, the Company's success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue experiencing downward pressure as a result of payors' efforts to contain or reduce the costs of health care by increasing case management review of services and negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, unless the Company also decreases its cost for providing services and increases higher margin services, it will experience declining profit margins. See "Business."

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

         Acquisitions. In the past, the Company's strategic focus was on the acquisition of small to medium sized home health care suppliers in targeted markets. Although the Company attempted in its acquisitions to determine the nature and extent of any pre-existing liabilities, and generally has the right to seek indemnification from the previous owners for acts or omissions arising prior to the date of the acquisition, resolving issues of liability between the parties, could involve a significant amount of time, manpower and expense on the part of the Company. If the Company or its subsidiary were to be unsuccessful in a claim for indemnity from a seller, the liability imposed on the Company or its subsidiary could have a material adverse effect on the Company's financial results and operations.

         No Assurance of Growth or Successful Integration of Past Acquisitions. The Company reported a net loss of $39.0 million for the year ended December 31, 1998. No assurance can be given that the Company will achieve profitable operations in the near term. The Company intends to expand its business primarily through internal growth of existing operations including existing hospital joint ventures. There can be no assurance that the Company can increase growth in net revenues. There can also be no assurance that previously acquired companies will be integrated successfully into the Company's operations or that any past acquisition will not have a material adverse effect upon the Company's results of operations, financial condition or prospects. The price of the Company's common stock may fluctuate substantially in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors. See "Material 1998 Corporate Developments," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Business."

         "Year 2000". The Company has taken a comprehensive approach to its Year 2000 remediation work. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Update." The Company can give no assurance that it will not encounter unanticipated Year 2000 problems or that third parties it does business with (including payors and vendors) will adequately address their Year 2000 problems. The failure of third parties to adequately address their Year 2000 issues could have a material adverse effect on the Company's business, results of operations or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Update."

         Influence of Executive Officers, Directors and Principal Stockholder. On March 31, 1999, the Company's executive officers, directors and principal stockholder, Counsel Corporation ("Counsel"), in the aggregate, beneficially owned approximately 34% of the outstanding shares of the common stock of the Company. As a result of such equity ownership and their positions in the Company, if the executive officers, directors and principal stockholder were to vote all or substantially all of their shares in the same manner, they could significantly influence the management and policies of the Company, including the election of the Company's directors and the outcome of matters submitted to stockholders of the Company for approval. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. Recent changes in senior management may limit the Company's ability to attract and retain qualified personnel, which in turn could adversely affect profitability.

         Competition. The home health care market is highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. Some of the Company's present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company. In addition, there are relatively few barriers to entry in the local markets served by the Company, and it may encounter substantial competition from new market entrants. See "Business - Competition."

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

ITEM 2.  PROPERTIES

         The Company's corporate headquarters occupy approximately 31,000 square feet leased in the Parklane Building, Maryland Farms, Brentwood, Tennessee. The lease has a base monthly rent of $39,000 and expires in January 2003 unless the Company exercises its option to extend the term an additional 5 years.

         The Company owns its centers in Tallahassee, Florida, Waterloo, Iowa, North Charleston, South Carolina and a warehouse in Harrisburg, Pennsylvania which consist of approximately 15,000, 35,000, 10,000 and 43,000 square feet, respectively and owns a 50% interest in its center in Little Rock, Arkansas, which consists of approximately 15,000 square feet. The Company leases the operating space required for its remaining home health care centers. A typical center occupies between 2,000 and 6,000 square feet and generally combines showroom, office and warehouse space, with approximately two-thirds of the square footage consisting of warehouse space. Lease terms on most of the leased centers range from three to five years. Management believes that the Company's owned and leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

         As with any health care provider, the Company is engaged in routine litigation incidental to its business and which is not material to the Company. Additionally, in recent years, the health care industry has come under increasing scrutiny from various state and federal regulatory agencies, which are stepping up investigative and enforcement activities. The Company is currently the subject of an investigation by the Justice Department and OIG. The government has broad authority and discretion in enforcing applicable laws and regulations, and therefore the timing, scope and outcome of these investigations and inquiries cannot be predicted with certainty. The Company expects to incur additional costs in the future, such as legal expenses in connection with all investigations. For a description of these activities, see "Business - Governmental Regulation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is currently traded on the Nasdaq National Market System under the designation "AHOM". The following table sets forth representative bid quotations of the common stock for each quarter of calendar years 1997 and 1998 as provided by NASDAQ. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The Company may be de-listed from the NASDAQ National Market System. See "Business - Material 1998 Corporate Developments" and "Business - Risk Factors - Possible NASDAQ De-listing."

                                                         BID QUOTATIONS
                                                         --------------
           FISCAL PERIOD                             HIGH                LOW
           -------------                            -----                ---
           1997 1st Quarter                         $28.25             $20.75
           1997 2nd Quarter                         $25.25             $16.75
           1997 3rd Quarter                         $25.50             $16.25
           1997 4th Quarter                         $27.00             $18.50

           1998 1st Quarter                         $26.87             $17.44
           1998 2nd Quarter                         $21.13             $15.50
           1998 3rd Quarter                         $19.50             $ 1.44
           1998 4th Quarter                         $ 3.50             $ 1.63

         On March 31, 1999, there were 1,305 holders of record of the Common Stock and the closing bid quotation for the Common Stock was $1.3125 per share, as reported by NASDAQ. Most of the Company's stockholders have their holdings in the street name of their broker/dealer.

         The Company has not paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is prohibited from declaring and paying dividends under its Credit Agreement. See
- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Pursuant to a Stock Purchase Warrant issued to Age Wave, Inc. in 1993, Age Wave, Inc. purchased 12,000 shares of the Company's Common Stock for $8.33 per share in August 1998. The Common Stock was issued to Age Wave, Inc. in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and upon Regulation D. These statutory and regulatory exemptions were available because less than $5,000,000 of the Company's Common Stock was issued and no general solicitation or advertising was made with respect thereto.

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

                                                                          YEAR  ENDED DECEMBER 31,
                                                              --------------------------------------------------------
                                                                1994        1995        1996        1997        1998
                                                              --------    --------    --------    --------    --------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net revenues                                                $ 90,185    $162,371    $268,348    $387,277    $403,868
  Cost of sales and related services, excluding
      depreciation and amortization expense                     17,445      34,031      58,575      97,418      98,166
  Operating expenses                                            47,081      82,608     138,213     216,532     235,269
  General and administrative expenses                            7,829      11,704      14,664      15,953      22,262
  Depreciation and amortization expense                          6,656      14,081      23,845      33,736      39,653
  Interest expense                                               2,132       4,829       8,294      16,494      24,249
  Restructuring                                                     --          --          --      33,829      (3,614)
  Goodwill impairment                                               --          --          --       8,165      37,805
                                                              --------    --------    --------    --------    --------
  Total expenses                                                81,143     147,253     243,591     422,127     453,790
                                                              --------    --------    --------    --------    --------
  Income (Loss) before taxes                                     9,042      15,118      24,757     (34,850)    (49,922)
  Provision (Benefit) for income taxes                           3,476       6,029       9,556      (8,942)    (10,944)
                                                              --------    --------    --------    --------    --------
  Net Income (Loss)                                           $  5,566    $  9,089    $ 15,201    $(25,908)   $(38,978)
                                                              ========    ========    ========    ========    ========
  Net Income (Loss) per share - basic                         $   0.68    $   0.86    $   1.13    $  (1.75)  $  (2.60)
                                                              ========    ========    ========    ========    ========
  Net Income (Loss) per share - diluted                       $   0.67    $   0.84    $   1.10    $  (1.75)  $  (2.60)
                                                              ========    ========    ========    ========    ========
  Weighted average shares outstanding - basic                8,131,000  10,550,000  13,473,000  14,839,000  14,986,000
  Weighted average shares outstanding - diluted              8,344,000  10,838,000  13,841,000  14,839,000  14,986,000





                                                                                    DECEMBER  31,
                                                              --------------------------------------------------------
                                                                1994        1995        1996        1997        1998
                                                              --------    --------    --------    --------    --------
BALANCE SHEET DATA:
  Working capital                                             $ 20,848    $ 46,272    $ 84,012    $112,721    $ 99,115
  Total assets                                                 110,965     232,516     395,611     558,366     531,892
  Total debt and capital leases, including current portion      35,908      93,606     149,703     301,324     323,942
  Shareholders' equity                                          58,096     119,431     215,642     194,089     156,499

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS ANNUAL REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "ESTIMATES," "MAY," "WILL", "LIKELY" AND WORDS OF SIMILAR IMPORT. SUCH STATEMENTS INCLUDE STATEMENTS CONCERNING THE COMPANY'S YEAR 2000 EFFORTS, BUSINESS STRATEGY, OPERATIONS, COST SAVINGS INITIATIVES, FUTURE COMPLIANCE WITH ACCOUNTING STANDARDS, INDUSTRY, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, EXISTING GOVERNMENT REGULATIONS AND CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS, FUTURE COMPLIANCE WITH BANK CREDIT FACILITY COVENANTS, LEGISLATIVE PROPOSALS FOR HEALTHCARE REFORM, THE ABILITY TO ENTER INTO JOINT VENTURES, STRATEGIC ALLIANCES AND ARRANGEMENTS WITH MANAGED CARE PROVIDERS ON AN ACCEPTABLE BASIS, AND CHANGES IN REIMBURSEMENT POLICIES. SUCH STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BECAUSE OF A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K AND THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS THAT ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

         STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K INVOLVING THE COMPANY'S YEAR 2000 EFFORTS CONSTITUTE "YEAR 2000 READINESS DISCLOSURE" UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT AND ARE SUBJECT TO THE PROTECTIONS OF SUCH ACT.

         The Company provides home healthcare services and products to patients through its 313 centers in 38 states. These services and products are primarily paid for by Medicare, Medicaid and other third party payors.

         The Company has three principal services or product lines: home respiratory services, home infusion services and home medical equipment and supplies. Home respiratory services include oxygen systems, nebulizers, aerosol medications and home ventilators and are provided primarily to patients with severe and chronic pulmonary diseases. Home infusion services are used to administer nutrients, antibiotics and other medications to patients with medical conditions such as neurological impairments, infectious diseases or cancer. The Company also sells and rents a variety of home medical equipment and supplies, including wheelchairs, hospital beds and ambulatory aids. The following table sets forth the percentage of the Company's net revenues represented by each line of business for the periods presented:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                   1996         1997         1998
                                                   ----         ----         ----
Home respiratory therapy services                    49%          47%          48%
Home infusion therapy services                       18           18           22
Home medical equipment and medical supplies          33           35           30
                                                    ---          ---          ---
     Total                                          100%         100%         100%
                                                    ===          ===          ===

         Prior to 1998, the Company had significantly expanded its operations through a combination of acquisitions of home health care companies, development of joint ventures and strategic alliances with health care delivery systems as well as internal growth. From 1996 through 1998, the Company acquired 72 home health care companies (40, 28 and 4 companies in 1996, 1997, and 1998 respectively). In 1998, the Company purposefully slowed its acquisition activity compared to prior years to focus on existing operations. As amended, the Company's Credit Agreement now requires bank consent for acquisitions.

         The Company's strategy for 1999 is to maintain a diversified offering of home health care services reflective of its current business mix. Respiratory services will remain a primary focus with increased emphasis on home medical equipment rental, enteral nutrition products and services and select infusion therapies.

         The Company also continues to implement a variety of initiatives designed to lower its costs. Activities underway for 1999 include: (i) elimination of 41 positions at the Company's corporate Support Center and approximately 180 positions in the field during the first quarter of 1999; (ii) reduction of expenses related to these positions; (iii) reduction of other general and administrative expenses and field expenses such as travel and entertainment, marketing and advertising and consulting; (iv) greater control of capital expenditures at all levels; and (v) reduction of the Company's bad debt expense.

MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

         The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 and an additional reduction of 5% will be in effect beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. In addition, Consumer Price Index increases in Medicare reimbursement rates for home medical equipment, including oxygen, will not resume until the year 2003. American HomePatient is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 23.5 percent of the Company's revenues. The Company estimates that the Medicare Oxygen Reimbursement Reduction decreased net revenue and pre-tax income by approximately $24.5 million during 1998. Effective January 1, 1998, payments for parenteral and enteral nutrition ("PEN") were frozen at 1995 levels, through the year 2002. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. In March, 1998, HCFA was granted "inherent reasonableness" authority to reduce payments for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment. Therefore, the Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. See "Business - Risk Factors - Medicare Reimbursement for Oxygen Therapy and Other Services."

NON-RECURRING AND UNUSUAL CHARGES

1997

         On September 25, 1997, the Company announced initiatives to respond aggressively to planned Medicare reimbursement reductions by fundamentally restructuring the Company for long-term growth. More than 100 of the Company's total operating and billing locations were affected by the Restructuring. The specific actions resulted in pre-tax accounting charges in the third quarter of 1997 of $65.0 million due to the closure, consolidation, or scaling back of approximately 20 percent of the Company's total operating centers, the closure or scaling back of nine billing centers, the elimination of four operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 400 employees in the affected operating and billing centers. These activities were substantially completed by June 1998.

         In addition to the $65.0 million charge, the Company also recorded $2.0 million in certain unusual non-recurring charges in the third quarter of 1997 related to physical inventory adjustments and the recording of additional franchise taxes.

1998

         The Company recorded non-recurring pre-tax accounting charges in the third quarter of 1998 in the amount of $15.2 million due to: (i) non-recurring expenses of approximately $3.2 million related to executive officer transition, abandoned acquisitions and a provision for adverse settlements related to accounting disputes with certain sellers of acquired businesses; and (ii) a pre-tax charge of approximately $16.0 million against accounts receivable resulting from the Company's Restructuring and disruption in collections due to the consolidation of billing centers and changes in certain billing procedures; offset by (iii) the reversal into income of approximately $4.0 million of excess 1997 Restructuring reserves.

         In the fourth quarter of 1998, goodwill was written-down by $37.8 million as required under SFAS 121. This write-down was based upon management's estimate of the negative impact of the Company's inability to replace the decreased cash flows associated with the Medicare oxygen reimbursement reductions to the extent originally planned, as well as certain business strategies implemented in the latter half of 1998 which decreased revenue and increased operating expenses (See - "Results of Operations" for additional discussion). Also, in the fourth quarter of 1998, the Company expensed $1.3 million in severance-related costs associated with former senior executives of the Company. (For additional discussion on the 1997 and 1998 non-recurring charges, see Footnote 4 of the Notes to the Consolidated Financial Statements).

         The total accounting charges discussed above were recorded in the 1997 and 1998 consolidated statements of operations in the following classifications:

                                                       1997                 1998
                                                   -----------         ------------
         Cost of sales                             $ 6,255,000         $   (386,000)
         Operating expenses                         18,751,000           14,500,000
         General & administrative expenses                 -0-            6,041,000
         Restructuring charge                       33,829,000           (3,614,000)
         Goodwill impairments                        8,165,000           37,805,000
                                                   -----------         ------------
                                                   $67,000,000         $ 54,346,000
                                                   ===========         ============

RESULTS OF OPERATIONS

         The Company's net revenues from continuing operations have grown at an average compound annual growth rate of approximately 23% during the period from January 1, 1996 through December 31, 1998. In addition, since 1991, the Company has expanded its operations from 24 home health care centers in four states to 313 home health care centers in 38 states. This growth has been achieved through a combination of acquisitions, start-up operations, hospital joint ventures and strategic alliances and internal growth. The Company acquired 40, 28 and 4 companies with 101, 98, and 18 centers during 1996, 1997 and 1998, respectively. Throughout this expansion, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), before non-recurring charges, has ranged from 21% to 17% of revenues.

         The Company's operating results for 1998, excluding the impact of the non-recurring charges, are significantly lower than historical trends due to three factors. First, the Company experienced lower than expected revenue in the latter half of 1998 attributable to a slower improvement in sales force effectiveness particularly from the account executives hired since January 1998; a de-emphasis of non-core, low margin products in favor of more profitable business lines; and a more stringent criteria for acquisition candidates which slowed the Company's growth through acquisition. Second, the Company's operating and general and administrative expenses were higher than previously anticipated due primarily to increased wages, labor and payroll costs. Third, accounts receivable have been adversely affected by process problems at the operating and billing center levels and a tougher payor environment which resulted in higher than anticipated bad debt expense. Further, the Company's implementation of process improvements in the billing and collection functions has been slower than anticipated.

         The Company's current financial situation is defined by two pivotal events: significant reductions in Medicare oxygen reimbursement which began January 1, 1998 and the Company's ongoing Restructuring which began in the latter part of 1997. In response to reimbursement reductions, the Company announced in September 1997 its intent to reshape its business model. The necessary changes to achieve this business model were not accomplished as rapidly as the Company had hoped. In addition, the Company believes the disruption of these changes has had more of an adverse impact on the organization as a whole than originally anticipated.

         During 1998 in order to drive internal revenue growth, the Company embarked on a strategy to increase local market share by focusing primarily on increasing respiratory revenues in existing centers. Concurrently, the Company determined that certain "non-core", lower margin products and services should be eliminated during the year. To accelerate the development of the Company's respiratory selling efforts, it increased its sales force by 67 account executives, on a net basis, by year-end. It also exited certain contracts and businesses perceived to be lower margin during the third and fourth quarters of 1998. The result of these factors working concurrently resulted in a substantial decrease in revenues and increased expenses during these quarters.

         Recognizing the situation, the new management of the Company ceased the exit of businesses and contracts by mid-December. A new strategy for 1999 was developed to restore the Company's revenues and decrease expenses. Key points of this strategy are:

         1. To stabilize and increase profitable revenues - respiratory will remain a primary focus of the Company. However, it will broaden its offering and sales focus in 1999 to include other profitable business units such as enteral nutrition, HME rental, and select infusion therapy services. The Company will also re-direct its efforts to increase revenues for certain managed care contracts - both new and existing.

         2. To decrease and control operating expenses - the Company has already taken aggressive steps to decrease operating and general and administrative expenses. Through the first quarter of 1999, the Company has eliminated 41 positions from its corporate Support Center in Brentwood, Tennessee and approximately 180 positions in the field.

         3. To decrease DSO and bad debt - the Company has three key initiatives in place to improve accounts receivable performance: (i) proper staffing and training; (ii) process redesign and standardization; and (iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable.

         The Company does not anticipate renewing its acquisition activities nor its joint venture development during 1999 as it focuses its efforts on existing operations.

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

     The following table and related discussion set forth items from the Company's consolidated statements of operations as a percentage of net revenues, excluding the 1997 and 1998 non-recurring pre-tax charges previously discussed, for the periods indicated:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                         -----------------------
                                                                                  1996            1997            1998
                                                                                  ----            ----            ----
         Net revenues                                                              100%            100%            100%
         Cost of sales and related services, excluding depreciation and
              amortization expense                                                  22              24              24
         Operating expenses                                                         52              51              55
         General and administrative expense                                          5               4               4
         Depreciation and amortization expense                                       9               9              10
         Interest expense                                                            3               4               6
                                                                                   ---             ---             ---
                      Total expenses                                                91              92              99
                                                                                   ---             ---             ---
         Income from operations before taxes                                         9               8               1
         Provision for income taxes                                                  3               3               0
                                                                                   ---             ---             ---
                      Income from operations                                         6               5               1
                                                                                   ===             ===             ===
         OTHER DATA:
         EBITDA                                                                     21%             21%             17%



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

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997 - EXCLUDING NON-RECURRING CHARGES

         The operations of acquired centers are included in the operations of the Company from the effective date of each acquisition. Because of the substantial acquisition activity, the comparison of the results of operations between 1998 and 1997 is materially impacted by the operations of these acquired businesses.

         The following discussion excludes the non-recurring charges recorded in 1998 and 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-recurring and Unusual Charges" and "Material 1998 Corporate Developments - Medicare Oxygen Reimbursement Reductions and Related Restructuring" and "1998 Non-recurring and Unusual Charges."

         NET REVENUES. Net revenues increased from $387.3 million in 1997 to $403.9 million in 1998, an increase of $16.6 million, or 4%. The Company estimates the Medicare oxygen reimbursement reductions decreased net revenue in 1998 by approximately $24.5 million. Excluding the impact of the Medicare oxygen reimbursement reductions, net revenues would have increased from $387.3 million in 1997 to approximately $428.6 million in 1998, an increase of approximately $41.3 million, or 11%. The Company estimates that $40.4 million of this increase is attributable to the acquired businesses net of dissolutions. The remainder of the increase is primarily attributable to internal revenue growth generated through the Company's sales and marketing efforts. Internal revenue growth, excluding the impact of the Medicare oxygen reimbursement reductions, was 3% for 1998 and was adversely impacted in the latter half of 1998 by the strategic factors discussed earlier.

         The following is a discussion of the components of net revenues:

                  Sales and Related Services Revenues. Sales and related services revenues increased from $180.2 million in 1997 to $192.9 million in 1998, an increase of $12.7 million, or 7%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth, offset by lower sales of low margin products and lost revenue of branches closed or scaled back in the Restructuring.

                  Rentals and Other Revenues. Rentals and other revenues increased from $200.3 million in 1997 to $206.5 million in 1998, an increase of $6.2 million, or 3%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth net of the impact of the Medicare oxygen reimbursement reductions and lost revenue of branches closed or scaled back in the Restructuring.

                  Earnings from Joint Ventures. Earnings from joint ventures decreased from $6.9 million in 1997 to $4.5 million in 1998, a decrease of $2.4 million, or 35%. This decrease was primarily attributable to the impact of the Medicare oxygen reimbursement reductions and higher bad debt expense at certain joint venture locations. Internal revenue growth of joint ventures was 19% in 1998, increasing the Company's total internal revenue growth rate by 3%.

         COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $91.2 million in 1997 to $98.6 million in 1998, an increase of $7.4 million, or 8%. This increase was primarily attributable to acquisitions. As a percentage of sales and related services revenues, cost of sales and related services remained constant at 51% for both 1997 and 1998.

         OPERATING EXPENSES. Operating expenses increased from $197.8 million in 1997 to $220.8 million in 1998, an increase of $23.0 million, or 12%. Excluding the impact of the Medicare oxygen reimbursement reductions, operating expenses as a percentage of net revenue would have been 52% in 1998. This percentage increase is attributable to higher bad debt expense and to higher personnel expenses in 1998 compared to 1997. Higher personnel expenses in 1998 were primarily related to increased investments in selling resources and accounts receivable management.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $16.0 million in 1997 to $17.6 million in 1998, an increase of $1.6 million, or 10%. As a percentage of net revenues, general and administrative expenses remained constant at 4% for both 1997 and 1998.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased from $33.7 million in 1997 to $39.7 million in 1998, an increase of $6.0 million. This increase was primarily attributable to depreciation expense and the amortization of goodwill recorded in connection with acquisitions.

         INTEREST EXPENSE. Interest expense increased from $16.5 million in 1997 to $24.2 million in 1998, an increase of $7.7 million. This increase was attributable to higher interest rates on borrowings and to additional interest expense on increased borrowings under the Bank Credit Facility to fund acquisitions of home healthcare business during 1997 and 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996 - EXCLUDING NON-RECURRING CHARGES

         The operations of acquired centers are included in the operations of the Company from the effective date of each acquisition. Because of the substantial acquisition activity, the comparison of the results of operations between 1997 and 1996 is materially impacted by the operations of these acquired businesses.

         The following discussion excludes the non-recurring charges taken in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-recurring and Unusual Charges" and "Material 1998 Corporate Developments - Medicare Oxygen Reimbursement Reductions and Related Restructuring" and "1998 Non-recurring and Unusual Charges."

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

         The following is a discussion of the components of net revenues:

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had current assets of $148.1 million and current liabilities of $49.0 million, resulting in working capital of $99.1 million and a current ratio of 3.0x. This compares to working capital of $112.7 million and a current ratio of 2.9x at December 31, 1997.

         On October 29, 1998, the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") between the Company and Bankers Trust Company, as agent for a syndicate of banks (the "Banks"), was amended (the "First Amendment") to modify certain financial covenants with which the Company was not in compliance. The Company incurred increased interest expense of $1,656,803 in 1998 as a result of the increased interest rate established by the First Amendment. As part of the First Amendment, the Company's credit availability was reduced from $400 million to $360 million (credit availability was temporarily reduced to $340 million until April 1, 1999). The Bank Credit Facility (the "Bank Credit Facility") includes a $75 million term loan and a $285 million (credit availability was temporarily reduced to $265 million until April 1, 1999) revolving line of credit, each with a maturity of December 16, 2002. $323.5 million was outstanding under the revolving line of credit in loans and letters of credit as of April 14, 1999. Substantially all of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility.

         As of December 31, 1998 the weighted average borrowing rate was 8.6%. A commitment fee of up to .50% per annum is payable by the Company on the undrawn balance.

         The Credit Agreement contained various financial covenants and other restrictions regarding specified activities. At December 31, 1998 the Company was in violation of certain of these covenants. Noncompliance with these covenants gave the lenders the right to accelerate the due date of outstanding amounts under the Facility. In addition to the possibility of accelerated due dates, the Company was unable to access availability under the Facility.

         On April 14, 1999 the Company entered into a Second Amendment to the Credit Agreement. This Second Amendment waives events of default, modifies existing financial covenants and makes a number of other changes to the Credit Agreement.

         The Company's credit availability has been reduced from $360 million (credit availability was temporarily reduced to $340 million pursuant to the First Amendment) to $328.6 million, including a $75 million term loan and a $253.6 million revolving line of credit. As of April 14, 1999, approximately $248.5 million was outstanding under the revolving line of credit.

         Interest is payable on borrowings under the Bank Credit Facility at the election of the Company at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Bank Credit Facility) plus an applicable margin. The margin associated with the Adjusted Eurodollar Rate is fixed at 3.25%. The margin associated with the Base Lending Rate is fixed at 2.50%. The applicable margins increase 18 months after the date of the Second Amendment to 3.50% as to the Adjusted Eurodollar Rate and to 2.75% as to the Base Lending Rate. In addition, 18 months after the date of the Second Amendment, additional interest of 4.50% will accrue on that portion of the Bank Credit Facility that is in excess of four times Adjusted EBITDA.

         The Company has agreed to issue on March 31, 2001 (provided loans, letters of credit or commitments are still outstanding) warrants to the Banks representing 19.99% of the fully diluted common stock of the Company issued and outstanding as of March 31, 2001. Fifty percent of these warrants would be exercisable at any time after issuance and the remaining fifty percent would be exercisable from and after September 30, 2001 (provided loans, letters of credit or commitments are still outstanding). The exercise price of the warrants will be $0.01 per share.

         The Credit Agreement, as amended, contains various financial covenants, the most restrictive of which relate to measurements of EBITDA, shareholder's equity, leverage, debt-to-equity ratios, interest coverage ratios, and collections of accounts receivable. The Credit Agreement, as amended, also contains provisions for periodic reporting and the recapture of excess cash flow. Mandatory prepayments are due if excess cash flow targets are met or the Company issues debt securities.

         The Bank Credit Facility also contains covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company is no longer permitted to make acquisitions or investments in joint ventures without the consent of Banks holding a majority of the lending commitments under the Bank Credit Facility.

         Management has prepared operating projections, cash flow projections and related operating plans which indicate the Company can remain in compliance with the new financial covenants and meet its expected obligations throughout 1999. However, as with all projections, there is uncertainty as to whether management's projections can be achieved. In an event of default under the amended Credit Agreement, the lenders will have the ability to demand payment of all outstanding amounts, and there is currently no commitment as to how any such demand payment would be satisfied.

         The Bank Credit Facility terminates and any unpaid obligations of the Company become due on April 15, 2002.

         In addition to maintaining compliance with its debt covenants, the Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company's accounts receivables are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $102.4 million and $94.2 million at December 31, 1997 and December 31, 1998, respectively. Average days' sales in accounts receivable was approximately 88 and 92 days' sales outstanding at December 31, 1997, and December 31, 1998, respectively. This increase is primarily the result of disruptions in collections associated with the consolidation of billing centers and changes in certain billing procedures continuing from the Restructuring. As a result, the Company experienced an increased level of billing delays and errors which ultimately affected the timeliness of collections and necessitated a $16.0 million accounts receivable charge in the third quarter of 1998.

         Net cash provided by operating activities increased from $14.3 million in 1997 to $28.1 million in 1998, an increase of $13.8 million. Net cash used in investing activities decreased from $134.1 million in 1997 to $90.7 million in 1998, a decrease of $43.4 million. Acquisition expenditures decreased from $103.3 million in 1997 to $58.4 million in 1998, a decrease of $44.9 million. The $58.4 million in acquisition expenditures in 1998 included $31.0 million related to a 1997 acquisition. Capital expenditures decreased from $32.5 million in 1997 to $26.8 million in 1998, a decrease of $5.7 million. Net cash provided from financing activities decreased from $124.6 million in 1997 to $54.9 million in 1998, a decrease of $69.7 million. The cash provided from financing activities in 1998 primarily related to proceeds from the Bank Credit Facility.

         The Company's principal capital requirements are for working capital. The Company has financed and intends to continue to finance these requirements with net cash provided by operations and, if available, with borrowings under the Bank Credit Facility.

IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") has been issued effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted the provisions of SFAS No. 130 in 1998, however, there was no material effect on the Company's financial position or results of operations, as comprehensive income was equivalent to the Company's net income (loss).

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") has been issued effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and require that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company adopted the provisions of SFAS 131 in the fourth quarter of 1998; however, the Company operates in one industry segment and, accordingly, the adoption of SFAS 131 had no significant effect on the Company.

YEAR 2000 UPDATE

         Many computer software programs were written using two digits instead of four to define the applicable year. As a result, computer programs may interpret a date including the digits "00" to refer to the year 1900 instead of the year 2000. Such a Year 2000 problem could result in system failures which disrupt patient services, billing and collections, payroll and other standard business operations.

         Accordingly, the Company has formally established a Year 2000 compliance committee under the sponsorship of senior management. The committee includes representation from information systems, purchasing, finance, and reimbursement. An inventory of all information technology and non-information technology systems was conducted during 1997 and a risk assessment was performed. Based on that assessment, plans were put in place to address the Year 2000 readiness of each system, including remediation and testing. As part of that process, a Year 2000 compliance plan has been prepared, and approved by the Board of Directors.

         Year 2000 remediation work is being performed by both internal and external personnel. Most of the Company's software is supplied by external vendors. In all cases, the Company has worked with the vendor to ensure that a Year 2000 compliant version is being developed and certified, and that the version is being installed when available. The majority of testing and certification must be performed by these vendors, and the Company has been informed that such vendors are currently undertaking such testing and certification. The Company has no means to assure that third party vendors' programs will be Year 2000 compliant on a timely basis. The effect of any such non-compliance is indeterminable.

         The Company has incurred approximately $800,000 in costs associated with its Year 2000 compliance efforts, primarily as capital expenditures. Remaining costs to achieve Year 2000 compliance are expected to be less than $800,000, also as capital expenditures. These costs are being funded from operating cash flow.

         In addition to computer systems, the Company is performing inventories and assessments of other critical equipment. This includes patient care equipment, branch telephone systems, and other embedded systems.

         The status of specific systems being addressed through the Year 2000 plan is shown below:

         - The Company uses multiple computer systems for customer service, billing, and clinical operations. Approximately 75% of these are fully Year 2000 compliant as of December 31, 1998. All customer service, billing, and clinical systems have a target date of June 30, 1999 to be on Year 2000 compliant software.

         - The financial systems were made Year 2000 compliant in January 1998. Payroll and Human Resources systems were also converted to Year 2000 compliant versions in October 1998. All other corporate support systems are targeted to be Year 2000 compliant by June 30, 1999.

         - Product manufacturers and suppliers of equipment/supplies used in conjunction with patient care have been contacted to determine the state of compliance for all patient equipment. Any non-compliant equipment will be identified and plans put in place to upgrade or dispose of them by July 31, 1999. An insubstantial amount of the patient equipment supplied by the Company is expected to have a Year 2000 issue, and the Company does not believe this risk is material.

         - The Company has multiple telephone systems in place throughout its 313 centers. These are targeted to be evaluated and upgraded as necessary by September 30, 1999.

         - The Company has contacted all business partners and payers where implicit or implied relationships are such that a significant disruption would be detrimental to the well-being of either entity. Responses are being received and reviewed on an on-going basis. Although the Company cannot require all such parties to respond, follow-up requests are being made to those who have not responded to initial requests. The Company intends to address in a timely manner any issues or problems that come to light as a result of these responses. At this point, the responses have indicated that major governmental payors (e.g., Medicare) will be Year 2000 compliant.

         In addition, testing and contingency planning will occur during 1999:

         - Although almost all software is vendor supplied, the Company has begun testing critical systems in order to ensure Year 2000 compliance and expects it to be completed before December 31, 1999.

         - Contingency plans are not yet established, but expected to be developed during the second half of 1999 for all critical systems, as well as for branch operations.

         The Company is highly dependent upon certain government and private third party payors for reimbursement of claims for services and equipment provided by the Company. The Company has initiated correspondence with its most significant payors regarding their Year 2000 compliance efforts and intends to address in a timely manner any issues or problems that arise as a result of these responses. The Company, however, cannot be assured of the accuracy of the responses nor the timely remediation of third party claims processing and payment systems. Failure by third party payors to correct Year 2000 problems could have a material impact on the Company's cash flow from operations should delays in processing and appropriate payments occur.

         The Company believes it compliance efforts will resolve all material Year 2000 issues prior to December 31, 1999; however, as noted above, the Company has not completed all phases of its compliance efforts. If the Company does not complete its compliance program timely, the Company may be unable to properly service patients, generate bills, or undertake collection efforts. In addition, although the Company has received assurances from key vendors that their programs will be Year 2000 compliant on a timely basis, failure of the computer programs of key or multiple vendors and/or payors could materially adversely affect the Company's ability to provide services and/or collect revenue. Moreover, disruptions in the economy or health care industry in general caused by Year 2000 non-compliance could materially adversely affect the Company. Such results would adversely affect the Company's financial results and could cause defaults under its credit agreement. The Company could be sued for Year 2000 non-compliance. The amount of potential liability and losses in any such event cannot be reasonably estimated at this time.

         See "Business - Risk Factors - Year 2000."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company's Bank Credit Facility uses a floating interest rate. As of December 31, 1998, the Company had outstanding borrowings of approximately $317 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $1.6 million. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are contained on pages 49 through 82 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement dated April 21, 1999 ("Proxy Statement") for the annual meeting of stockholders to be held on May 27, 1999.

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

FINANCIAL STATEMENTS

                                                                                           FORM 10-K PAGES
                                                                                           ---------------

         Report of Independent Public Accountants                                                50
         Consolidated Balance Sheets, December 31, 1997 and 1998                                 51 - 52
         Consolidated Statements of Operations for the Years Ended December 31, 1996,
              1997, and 1998                                                                     53
         Consolidated Statements of Shareholders' Equity for the Years Ended
              December 31, 1996, 1997, and 1998                                                  54 - 55
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
              1997, and 1998                                                                     56 - 57
         Notes to Consolidated Financial Statements, December 31, 1998                           58 - 82

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

REPORTS ON FORM 8-K DURING THE LAST QUARTER OF THE YEAR ENDED DECEMBER 31, 1998.

         None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN HOMEPATIENT, INC.



                                       /s/JOSEPH F. FURLONG III
                                       -----------------------------------------
                                       Joseph F. Furlong III, President,
                                       Chief Executive Officer and Director



                                       /s/MARILYN A. O'HARA
                                       -----------------------------------------
                                       Marilyn A. O'Hara
                                       Senior Vice President and
                                       Chief Financial Officer

Date: April 15, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Morris Perlis                       Chairman                  April 15, 1999
-------------------------------------
         Morris A. Perlis

/s/Allan Silber                        Director                  April 15, 1999
-------------------------------------
         Allan C. Silber

/s/Henry T. Blackstock                 Director                  April 15, 1999
-------------------------------------
         Henry T. Blackstock

/s/Joseph F. Furlong III               Director, President,      April 15, 1999
-------------------------------------  and Chief Executive
         Joseph F. Furlong III         Officer


/s/Thomas Dattilo                      Director                  April 15, 1999
-------------------------------------
         Thomas Dattilo

/s/Edward Sonshine                     Director                  April 15, 1999
-------------------------------------
         Edward Sonshine

/s/Mark Manner                         Director                  April 15, 1999
-------------------------------------
         Mark Manner

/s/Edward K. Wissing                   Director                  April 15, 1999
-------------------------------------
         Edward K. Wissing

/s/Marilyn A. O'Hara                   Chief Financial           April 15, 1999
------------------------------------   Officer and
         Marilyn A. O'Hara             Chief Accounting
                                       Officer

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES





       CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997

                                  TOGETHER WITH

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To American HomePatient, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN HOMEPATIENT, INC. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American HomePatient, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                    ARTHUR ANDERSEN LLP


Nashville, Tennessee
February 26, 1999 (except with respect
to the matter discussed in Notes 2 and 8
as to which the date is April 14, 1999)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                           1998                 1997
                                                                       -------------        -------------
                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                          $   4,276,000        $  12,050,000
    Restricted cash                                                           51,000               50,000
    Accounts receivable, less allowance for doubtful accounts of
       $41,147,000 and $43,862,000, respectively                          99,574,000          114,386,000
    Inventories                                                           20,776,000           25,824,000
    Prepaid expenses and other assets                                      3,135,000            1,423,000
    Income tax receivable                                                 13,090,000            8,099,000
    Deferred tax asset                                                     7,174,000            8,998,000
                                                                       -------------        -------------
          Total current assets                                           148,076,000          170,830,000
                                                                       -------------        -------------
PROPERTY AND EQUIPMENT, AT COST:                                         165,642,000          146,803,000
    Less accumulated depreciation and amortization                       (87,864,000)         (66,729,000)
                                                                       -------------        -------------
       Net property and equipment                                         77,778,000           80,074,000
                                                                       -------------        -------------
OTHER ASSETS:
    Excess of cost over fair value of net assets acquired, net           249,173,000          262,294,000
    Investment in joint ventures                                          23,325,000           14,974,000
    Deferred financing costs, net                                          4,119,000            3,967,000
    Deferred tax asset                                                     6,048,000                   --
    Other assets, net                                                     23,373,000           26,227,000
                                                                       -------------        -------------
          Total other assets                                             306,038,000          307,462,000
                                                                       -------------        -------------
                                                                       $ 531,892,000        $ 558,366,000
                                                                       =============        =============










                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                  (Continued)


                                                                           1998                 1997
                                                                       -------------        -------------
                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt and capital leases               $   7,024,000        $   9,361,000
    Trade accounts payable                                                10,629,000           13,484,000
    Other payables                                                         1,446,000            1,343,000
    Accrued expenses:
       Payroll and related benefits                                        9,074,000            9,994,000
       Interest                                                            3,327,000              867,000
       Insurance                                                           3,776,000            1,715,000
       Restructuring accruals                                              3,413,000           13,604,000
       Other                                                              10,272,000            7,741,000
                                                                       -------------        -------------
          Total current liabilities                                       48,961,000           58,109,000
                                                                       -------------        -------------
NONCURRENT LIABILITIES:

    Long-term debt and capital leases, less current portion              316,918,000          291,963,000
    Deferred tax liabilities                                                      --            2,046,000
    Other noncurrent liabilities                                           9,514,000           12,159,000
                                                                       -------------        -------------
          Total noncurrent liabilities                                   326,432,000          306,168,000
                                                                       -------------        -------------
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 5,000,000 shares;
       none issued and outstanding                                                --                   --
    Common stock, $.01 par value; authorized, 35,000,000 shares;
       issued and outstanding, 14,986,000 and 14,901,000 shares,
       respectively                                                          150,000              149,000
    Paid-in capital                                                      172,520,000          171,133,000
    (Accumulated deficit) retained earnings                              (16,171,000)          22,807,000
                                                                       -------------        -------------
          Total shareholders' equity                                     156,499,000          194,089,000
                                                                       -------------        -------------
                                                                       $ 531,892,000        $ 558,366,000
                                                                       =============        =============



                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                             1998                 1997                1996
                                                        -------------        -------------        ------------
REVENUES:
    Sales and related service revenues                  $ 192,863,000        $ 180,176,000        $119,266,000
    Rentals and other revenues                            206,464,000          200,251,000         142,660,000
    Earnings from joint ventures                            4,541,000            6,850,000           6,422,000
                                                        -------------        -------------        ------------
          Total revenues                                  403,868,000          387,277,000         268,348,000
                                                        -------------        -------------        ------------
EXPENSES:
    Cost of sales and related services, excluding
       depreciation and amortization                       98,166,000           97,418,000          58,575,000
    Operating                                             235,269,000          216,532,000         138,213,000
    General and administrative                             22,262,000           15,953,000          14,664,000
    Depreciation and amortization                          39,653,000           33,736,000          23,845,000
    Interest                                               24,249,000           16,494,000           8,294,000
    Restructuring                                          (3,614,000)          33,829,000                  --
    Goodwill impairment                                    37,805,000            8,165,000                  --
                                                        -------------        -------------        ------------
          Total expenses                                  453,790,000          422,127,000         243,591,000
                                                        -------------        -------------        ------------
INCOME (LOSS) BEFORE INCOME TAXES                         (49,922,000)         (34,850,000)         24,757,000
                                                        -------------        -------------        ------------
PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                (4,674,000)          (5,979,000)          8,866,000
    Deferred                                               (6,270,000)          (2,963,000)            690,000
                                                        -------------        -------------        ------------
                                                          (10,944,000)          (8,942,000)          9,556,000
                                                        -------------        -------------        ------------
NET INCOME (LOSS)                                       $ (38,978,000)       $ (25,908,000)       $ 15,201,000
                                                        =============        =============        ============
NET INCOME (LOSS) PER COMMON SHARE:

    BASIC                                               $       (2.60)       $       (1.75)       $       1.13
                                                        =============        =============        ============
    DILUTED                                             $       (2.60)       $       (1.75)       $       1.10
                                                        =============        =============        ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

    BASIC                                                  14,986,000           14,839,000          13,473,000
                                                        =============        =============        ============
    DILUTED                                                14,986,000           14,839,000          13,841,000
                                                        =============        =============        ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                          RETAINED
                                                     COMMON STOCK                         EARNINGS/
                                              ----------------------      PAID-IN       (ACCUMULATED
                                                SHARES       AMOUNT       CAPITAL         DEFICIT)           TOTAL
                                              ----------    --------    ------------    ------------     -------------
BALANCE, DECEMBER 31, 1995                    11,486,665    $115,000    $ 85,802,000    $ 33,514,000     $ 119,431,000
                                              ----------    --------    ------------    ------------     -------------
    Issuance of shares through exercise of
      employee stock options                     168,004       2,000       1,981,000              --         1,983,000
    Issuance of shares through employee
      stock purchase plan                         34,007          --         423,000              --           423,000
    Issuance of shares through exercise of
      stock warrants                              66,600          --         516,000              --           516,000
    Issuance of shares in connection with
      an acquisition                             446,460       5,000      11,603,000              --        11,608,000
    Tax benefit of stock options exercised            --          --         450,000              --           450,000
    Issuance of shares, net of issuance
      costs                                    2,475,000      25,000      66,005,000              --        66,030,000
    Net income                                        --          --              --      15,201,000        15,201,000
                                              ----------    --------    ------------    ------------     -------------
BALANCE, DECEMBER 31, 1996                    14,676,736     147,000     166,780,000      48,715,000       215,642,000
    Issuance of shares through exercise of
      employee stock options                     184,862       2,000       3,125,000              --         3,127,000

    Issuance of shares through employee
      stock purchase plan                         32,152          --         608,000              --           608,000
    Issuance of shares through exercise of
      stock warrants                               7,500          --          90,000              --            90,000
    Tax benefit of stock options exercised            --          --         530,000              --           530,000
    Net loss                                          --          --              --     (25,908,000)      (25,908,000)
                                              ----------    --------    ------------    ------------     -------------
BALANCE, DECEMBER 31, 1997                    14,901,250    $149,000    $171,133,000    $ 22,807,000     $ 194,089,000
                                              ----------    --------    ------------    ------------     -------------







                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                  (Continued)


                                                                                          RETAINED
                                                     COMMON STOCK                         EARNINGS/
                                              ----------------------      PAID-IN       (ACCUMULATED
                                                SHARES       AMOUNT       CAPITAL         DEFICIT)           TOTAL
                                              ----------    --------    ------------    ------------     -------------
BALANCE, DECEMBER 31, 1997                    14,901,250    $149,000    $171,133,000    $ 22,807,000     $ 194,089,000
                                              ----------    --------    ------------    ------------     -------------
    Issuance of shares through exercise of
      employee stock options                      35,109          --         518,000              --           518,000
    Issuance of shares through employee
      stock purchase plan                         37,600       1,000         734,000              --           735,000
    Issuance of shares through exercise of
      stock warrants                              12,000          --         100,000              --           100,000
    Tax benefit of stock options exercised            --          --          35,000              --            35,000
    Net loss                                          --          --              --     (38,978,000)      (38,978,000)
                                              ----------    --------    ------------    ------------     -------------
BALANCE, DECEMBER 31, 1998                    14,985,959    $150,000    $172,520,000    $(16,171,000)    $ 156,499,000
                                              ==========    ========    ============    ============     =============






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                 1998              1997              1996
                                                                            ------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $(38,978,000)    $ (25,908,000)    $  15,201,000
    Adjustments to reconcile net income (loss) to net cash provided from operating activities:
          Depreciation and amortization                                       39,653,000        33,736,000        23,845,000
          Equity in earnings of unconsolidated joint ventures                     90,000        (3,476,000)       (3,375,000)
          Deferred income taxes                                               (6,270,000)       (2,963,000)          690,000
          Minority interest                                                      306,000           244,000           161,000
          Goodwill impairment and write-off                                   37,805,000        20,411,000                --
          Other non-cash charges                                              10,500,000        44,589,000                --

    Change in assets and liabilities, net of acquisitions:
       Restricted cash                                                            (1,000)          375,000           (50,000)
       Accounts receivable, net                                               (3,583,000)      (31,944,000)      (14,920,000)
       Inventories                                                             4,206,000          (999,000)       (2,303,000)
       Prepaid expenses and other assets                                      (2,000,000)          416,000           348,000
       Income tax receivable                                                  (4,607,000)       (8,520,000)         (940,000)
       Trade accounts payable, accrued expenses and other current
         liabilities                                                              79,000        (5,982,000)       (4,196,000)
       Restructuring accruals                                                 (8,602,000)       (4,108,000)               --
       Deferred costs                                                             35,000           (51,000)          (30,000)
       Other assets and liabilities                                             (554,000)       (1,475,000)       (1,281,000)
                                                                            ------------     -------------     -------------
              Net cash provided from operating activities                     28,079,000        14,345,000        13,150,000
                                                                            ------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisitions, net of cash acquired                                       (58,420,000)     (103,289,000)      (93,800,000)
    Additions to property and equipment, net                                 (26,780,000)      (32,530,000)      (21,157,000)
    Distributions to minority interest owners                                    (80,000)         (166,000)          (65,000)
    Distributions from (advances to) unconsolidated joint ventures, net       (5,437,000)        1,839,000        (1,193,000)
                                                                            ------------     -------------     -------------
              Net cash used in investing activities                          (90,717,000)     (134,146,000)     (116,215,000)
                                                                            ------------     -------------     -------------









                                  (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                  (Continued)


                                                                                 1998              1997              1996
                                                                            ------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                                $   (992,000)    $  (1,859,000)    $  (1,299,000)
    Proceeds from long-term debt                                              74,777,000       133,766,000        47,196,000
    Principal payments on debt and capital leases                            (19,539,000)      (10,228,000)       (8,286,000)
    Proceeds from sale of stock, net of issuance costs                           618,000         2,873,000        68,529,000
                                                                            ------------     -------------     -------------
              Net cash provided from financing activities                     54,864,000       124,552,000       106,140,000
                                                                            ------------     -------------     -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (7,774,000)        4,751,000         3,075,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  12,050,000         7,299,000         4,224,000
                                                                            ------------     -------------     -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  4,276,000     $  12,050,000     $   7,299,000
                                                                            ============     =============     =============
SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                               $ 22,413,000     $  16,675,000     $   8,042,000
                                                                            ============     =============     =============
    Cash payments of income taxes                                           $  2,303,000     $   2,985,000     $   9,866,000
                                                                            ============     =============     =============

In connection with the acquisitions of home health care businesses, the Company issued 446,460 shares of common stock in 1996, and debt of $1.5 million, $41.7 million, and $22.4 million in 1998, 1997 and 1996, respectively.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1.    ORGANIZATION AND BACKGROUND

      American HomePatient, Inc. and subsidiaries (the "Company" or "American HomePatient") is a health care services company engaged in the provision of home health care services. The Company's home health care services are comprised of the rental and sale of home medical equipment and home health care supplies, and the provision of infusion therapies and respiratory therapies. As of December 31, 1998, the Company provides these services to patients in the home through 313 branches in 38 states.

2.    DEBT COVENANTS

      The Company suffered net losses of $38,978,000 and $25,908,000 for the years ending 1998 and 1997, respectively, and the financial results of the fourth quarter of 1998 caused the Company to be in violation of certain covenants of its Credit Agreement (see Note 8). Noncompliance with these covenants gave the lenders, among other rights, the right to accelerate the due date of $316,900,000 of the Company's debt. On April 14, 1999, management and the lenders agreed to amend the Credit Agreement which establishes, among other things, new covenants, a more limited borrowing availability, and higher interest rates. Management has prepared operating projections, cash flow projections and related operating plans which indicate the Company can remain in compliance with the new financial covenants and meet its expected obligations throughout 1999. However, as with all projections, there is uncertainty as to whether management's projections can be achieved. In an event of default under the amended Credit Agreement, the lenders will have the ability to demand payment of all outstanding amounts, and there is currently no commitment as to how any such demand payment would be satisfied.

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

      REVENUES

      The Company's principal business is the operation of home health care centers. Approximately 52%, 56% and 59% of the Company's net revenues in 1998, 1997 and 1996, respectively, are from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based on a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Amounts earned under the Medicare and Medicaid programs are subject to review by such third party payors. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

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

      ACCOUNTS RECEIVABLE

      The Company's accounts receivable, before allowances, consists of the following components:

                                                                                          DECEMBER 31,
                                                                                ---------------------------------
                                                                                    1998                 1997
                                                                                ------------         ------------
      Patient receivables:
         Medicare                                                               $ 45,790,000         $ 45,077,000
         All other, principally commercial insurance                              89,519,000          101,137,000
                                                                                ------------         ------------
                                                                                 135,309,000          146,214,000
      Other receivables, principally due from vendors and former owners            5,412,000           12,034,000
                                                                                ------------         ------------
             Total                                                              $140,721,000         $158,248,000
                                                                                ============         ============

      The Company provides credit for a substantial portion of its non-third party reimbursed revenues and continually monitors the credit worthiness and collectibility of amounts due from its clients. The Company is subject to accounting losses from uncollectible receivables in excess of its reserves.

      PROVISION FOR DOUBTFUL ACCOUNTS

      The Company includes provisions for doubtful accounts in operating expenses in the accompanying consolidated statements of operations. The provisions for doubtful accounts excluding the unusual and restructuring charges of $14,500,000 and $17,750,000 (see Note 4 for further discussion) in 1998 and 1997, respectively, were $15,357,000, $12,791,000 and
      $11,450,000 in 1998, 1997 and 1996, respectively.

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

      In 1998, 1997 and 1996, depreciation expense includes $23,537,000, $20,344,000 and $15,059,000, respectively, related to the depreciation of rental equipment.

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

      EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

      The excess of cost over fair value of net assets acquired ("goodwill") is amortized over 40 years using the straight-line method. Accumulated amortization related to goodwill totaled $17,199,000 and $12,296,000 as of December 31, 1998 and 1997, respectively. The Company believes its estimated goodwill life is reasonable given the continuing movement of patient care to noninstitutional settings, expanding demand due to demographic trends, the emphasis of the Company on establishing significant coverage in each local and regional market, the consistent practice with other home care companies and other factors.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets", management evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management utilizes estimated undiscounted future cash flows to determine when an impairment exists. When this analysis indicates an impairment exists, the amount of loss is determined based upon a comparison of estimated fair value with the net book value of the asset. Estimated fair value is based upon the present value of estimated future cash flows or other objective criteria.

      In 1998, the Company's evaluation of goodwill indicated an impairment related to certain acquisitions of approximately $37,805,000 which was charged to expense in the 1998 consolidated statement of operations. This write-down was based upon management's estimate of the negative impact of the Company's inability to replace the decreased cash flows associated with the Medicare oxygen reimbursement reductions to the extent originally planned, as well as certain business strategies implemented in the latter half of 1998 which decreased revenue and increased operating expenses.

      In connection with the restructuring as described in Note 4, the Company wrote down $8.1 million of goodwill in 1997, as required under SFAS 121 based upon management's estimate of the impact of the announced Medicare oxygen reimbursement reductions on the Company's continuing operations. Also, the Company wrote off $12.2 million of goodwill in 1997 related to the closure of certain operating locations which is reflected as part of the restructuring charge in the 1997 consolidated statement of operations.

      DEFERRED FINANCING COSTS

      Financing costs are amortized primarily using the straight-line method over the periods of the related indebtedness.

      OTHER ASSETS

      The estimated value of non-compete agreements, net of accumulated amortization of $2,183,000 and $1,850,000 as of December 31, 1998 and 1997, respectively, are amortized over the lives of the agreements, generally periods of up to seven years. As of December 31, 1998 and 1997, the net amounts of non-compete agreements of $376,000 and $711,000, respectively, are reflected in other assets in the accompanying consolidated balance sheets.

      Other intangibles are amortized over their expected benefit period of two to three years. The net balance at December 31, 1998 and 1997 is $1,076,000 and $1,902,000, respectively, and is reflected in other assets in the accompanying consolidated balance sheets.

      Receivables under split dollar value life insurance arrangements of $13,187,000 and $14,957,000 at December 31, 1998 and 1997, respectively, were recorded in connection with the acquisitions of certain home health care businesses and are reflected in other assets. The Company owes premiums on the split dollar value life insurance policies of $7,711,000 and $10,770,000 at December 31, 1998 and 1997, respectively, which are classified as other noncurrent liabilities.

      INCOME TAXES

      The Company has adopted SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for differences between financial reporting and tax bases of assets and liabilities, with the primary differences related to the allowance for doubtful accounts, accrued liabilities, depreciation methods and periods and deferred cost amortization methods. See Note 10 for additional information related to the provision (benefit) for income taxes.

      STOCK BASED COMPENSATION

      SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related Interpretations. Under APB Opinion No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. See Note 9 for further discussion.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accruals approximate fair value because of the short-term nature of these items. Based on the current market rates offered for similar debt of the same maturities, the carrying amount of the Company's long-term debt, including current portion, also approximates fair value at December 31, 1998.

      ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") has been issued effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted the provisions of SFAS 130 in 1998; however, there was no material effect on the Company's financial position or results of operations, as comprehensive income was equivalent to the Company's net income (loss).

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") has been issued effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company adopted the provisions of SFAS 131 in the fourth quarter of 1998; however, the Company operates in one industry segment and, accordingly, the adoption of SFAS 131 had no significant effect on the Company.

      Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities" has been issued effective for fiscal years beginning after December 15, 1998. SOP 98-5 establishes standards for accounting for costs of start-up activities. The Company is required to adopt the provisions of SOP 98-5 in the first quarter of 1999. Initial application of this SOP will be reported as a cumulative effect of a change in accounting principle. The Company does not expect the adoption to have a material effect on the Company's financial position or results of operations.

      RECLASSIFICATIONS

      Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements to conform to the 1998 presentation.

4.    UNUSUAL CHARGES

      1998

      In the quarter ended September 30, 1998, the Company recorded a pre-tax accounting charge of $15.2 million related to: (a) certain non-recurring events which occurred in the third quarter ($3.2 million), (b) the recording of additional reserves related to accounts receivable ($16.0 million), and (c) the reversal of excess restructuring accruals (originally recorded in 1997) and related reserves ($4.0 million credit).

      The non-recurring charges of $3.2 million relates to certain expenses associated with the retirement package of the former CEO, CEO transition expenses, deal costs of abandoned mergers and acquisitions, and a provision for adverse settlements related to accounting disputes with certain sellers of acquired business. These charges are included in general and administrative expenses in the accompanying 1998 consolidated statement of operations.

      The accounts receivable charge of $16.0 million relates primarily to disruptions in collections as a result of the consolidation of billing centers and changes in certain billing procedures continuing from the 1997 restructuring. Billing center efficiencies have been affected because of personnel turnover and other adverse impacts of previous cost reduction plans. The termination of unprofitable contracts with certain health care institutions has also adversely affected collections on existing receivables. This accounts receivable charge is included in operating expense ($14.5 million) and general and administrative expense ($1.5 million) in the accompanying 1998 consolidated statement of operations.

      As discussed below, the Company adjusted its original estimates of restructuring costs related to the 1997 restructuring activities. This adjustment resulted in a $4.0 million dollar reversal of certain restructuring accruals and other reserves recorded in connection with the restructuring. This reversal is included in cost of sales ($.4 million) and restructuring ($3.6 million) in the accompanying 1998 consolidated statement of operations.

      In addition to the 1998 third quarter charges, $1.3 million of severance expense, related to former senior executive officers, was recorded as general and administrative expense, and $37.8 million of impaired goodwill was written off (see Note 3).

      1997 MEDICARE OXYGEN REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

      In August of 1997, Congress enacted and President Clinton signed the Balanced Budget Act of 1997 which reduced the Medicare reimbursement rate for oxygen-related services by 25 percent and drugs and biologicals by five percent on January 1, 1998, and will reduce the Medicare reimbursement rate for oxygen-related services by another five percent in 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003. American HomePatient is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly and adversely affected by this legislation. Medicare oxygen reimbursements account for a significant percentage of the Company's revenues.

      On September 25, 1997, the Company announced initiatives to aggressively respond to planned Medicare oxygen reimbursement reductions by fundamentally reshaping the Company for long-term growth. More than 100 of the Company's total operating and billing locations were affected by the planned activities. The specific actions resulted in pre-tax accounting charges in the third quarter of 1997 of $65.0 million due to the closure, consolidation, or scaling back of nine billing centers, the consolidation of operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 400 employees in the affected locations. These activities were substantially completed as of June 30, 1998.

      The $65.0 million pre-tax charges recorded in the third quarter of 1997 specifically related to the write down of goodwill and other noncurrent assets ($8.2 million), the closure, consolidation, scaling back, or elimination of services at selected locations ($44.8 million), and the anticipated negative impact on assets of the remaining operating locations ($12.0 million).

      The write off of goodwill and other noncurrent assets is required under SFAS 121 based upon management's estimate of the impact of the announced Medicare oxygen reimbursement reductions on the Company's continuing operations. Management's projections of future operations considering the reduced reimbursement rates for oxygen-related services indicated that the carrying value of goodwill and other noncurrent assets should be written down by $8.2 million.

      The closure, consolidation, scaling back, or elimination of services at more than 100 of the Company's operating and billing centers resulted in the write off of goodwill and other intangible assets specifically identified with affected locations ($12.2 million), the accrual of estimated employee severance and related exit costs ($6.7 million), the accrual of estimated facility exit costs including future lease costs, the write off of leasehold improvements, and the write down of furniture and equipment ($6.1 million), the write down of accounts receivable to estimated realizable value ($8.7 million), the write down of inventory to estimated realizable value ($2.2 million), the write down of rental equipment to estimated realizable value ($2.8 million), the termination of related management contracts ($3.0 million), and other exit costs ($3.1 million). The accounting charges discussed in this paragraph are recorded in the accompanying 1997 consolidated statement of operations as cost of sales ($2,204,000), operating expenses ($8,729,000), and restructuring charge ($33,829,000).

      Due to the comprehensive nature of this restructuring, including the consolidation of regional responsibilities, reorganization of the field management structure, refinements and modifications of existing procedures in all locations and additional management attention required to accomplish the restructuring in the desired timeframe, negative impacts are anticipated in the remaining operating locations relative to realization of accounts receivable, inventories and rental equipment, for which an additional $12.1 million charge was recorded. This accounting charge is recorded in the accompanying 1997 consolidated statement of operations as cost of sales ($3,051,000) and operating expenses ($9,022,000).

      The total accounting charges discussed above are recorded in the accompanying 1997 consolidated statement of operations in the following classifications:

      Cost of sales                                     $ 5,255,000
      Operating expenses                                 17,751,000
      Restructuring charge                               33,829,000
      Goodwill and other intangible impairments           8,165,000
                                                        -----------
                                                        $65,000,000
                                                        ===========

      The following actions have occurred related to the restructuring:

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                                ---------------
                                                                1998       1997        TOTAL
                                                                ----       ----        -----
      Employees terminated                                       83         323         406
      Operating centers closed                                    5          47          52
      Billing locations closed                                    4           5           9
      Operating centers consolidated, scaled back or had
         marginal products and services eliminated               11          44          55

      The expected cash payments related to the restructuring charge accrued on September 25, 1997 were approximately $17.7 million. As costs were incurred and payments were made, $4.1 million and $8.6 million were charged against the related restructuring accruals during the fourth quarter of 1997 and the year ended December 31, 1998, respectively.

      In addition to cash payments related to restructuring expenses, $9.3 million in the fourth quarter of 1997 and $15.2 million in the year ended December 31, 1998 were charged against other valuation reserves established in connection with the Company's restructuring related to the write down of accounts receivable, inventory and rental equipment to their estimated realizable value.

      In the third quarter ended September 30, 1998, the Company adjusted its original estimates of restructuring costs resulting in the reversal of $1.6 million of excess restructuring accruals related to items requiring a cash payment, and $2.4 million of other valuation reserves established in connection with the restructuring. The restructuring accruals at December 31, 1998 represent remaining estimated severance costs to be paid to terminated employees ($0.1 million), remaining facility costs ($1.0 million), and termination costs of certain management contracts ($2.3 million).

5.    INVESTMENT IN JOINT VENTURE PARTNERSHIPS

      The Company owns 50% of 18 home health care businesses (the "Partnerships"). The remaining 50% of each business is owned by local hospitals or other investors within the same community as the joint ventures. The Company is solely responsible for the management of these businesses and receives management fees ranging from 3% to 15% based on revenues or cash collections.

      The Company provides accounting and receivable billing services to the Partnerships. The Partnerships are charged for their share of such costs based on contract terms. The Company's earnings from joint ventures include equity in earnings, management fees and fees for accounting and receivable billing services. The Company's investment in unconsolidated joint ventures includes receivables from joint ventures of $10,683,000 and $2,289,000 at December 31, 1998 and 1997, respectively.

      The Company guarantees a mortgage payable of one of the Partnerships. The balance of the guaranteed debt at December 31, 1998 is $451,000.

      Summarized financial information of the Partnerships at December 31, 1998 and 1997 and the years then ended:

                                                                  1998                 1997
                                                              ------------          -----------
      Accounts receivable, net                                $ 16,300,000          $12,902,000
      Other current assets                                       3,431,000            5,512,000
      Property and equipment, net                               16,500,000           12,551,000
      Other assets                                               5,744,000            3,660,000
                                                              ------------          -----------
             Total assets                                     $ 41,975,000          $34,625,000
                                                              ============          ===========
      Accounts payable                                        $    691,000          $ 1,236,000
      Other accrued expenses                                    11,435,000            3,001,000
      Debt                                                       4,834,000            4,895,000
      Partners' capital                                         25,015,000           25,493,000
                                                              ------------          -----------
             Total liabilities and partners' capital          $ 41,975,000          $34,625,000
                                                              ============          ===========
      Net sales and rental revenues                           $ 51,696,000          $44,898,000
      Cost of sales                                              9,212,000            7,513,000
      Operating and management fees                             36,810,000           25,952,000
      Depreciation, amortization and interest expense            5,967,000            4,342,000
                                                              ------------          -----------
             Total expenses                                     51,989,000           37,807,000
                                                              ------------          -----------
                Pre-tax income (loss)                         $   (293,000)         $ 7,091,000
                                                              ============          ===========


      The Company's ownership percentage of undistributed earnings of the Partnerships at December 31, 1998 and 1997 is $4,186,000 and $6,653,000,
      respectively. For federal and state income tax reporting purposes, each partner reports their share of the profits and losses of the Partnerships.

6.    ACQUISITIONS

      1998 ACQUISITIONS

      Effective in 1998, the Company acquired four home health care businesses consisting of 18 locations having combined annualized revenues of approximately $24.0 million. The aggregate purchase price of approximately $31.0 million included cash of $26.0 million, assumed liabilities of $3.5 million and notes payable to sellers of $1.5 million.

      1997 ACQUISITIONS

      Effective in December, 1997, the Company acquired the stock of National Medical Systems, Inc. ("NMS") for $34.1 million in notes payable to sellers and $9.9 million in assumed liabilities. In February 1998, $33.1 million of the notes payable to sellers was funded from operations and draws on the Bank Credit Facility (the "Facility") (see discussion at Note
      8). NMS consisted of 35 branches.

      Additionally, effective in 1997, the Company acquired 27 home health care businesses consisting of 63 branches. The aggregate purchase price included cash of $87.7 million, assumed liabilities of $21.6 million and notes payable to sellers of $7.6 million. The cash amounts have been funded from operations and draws on the Facility (see discussion at Note
      8). Of the 98 branches acquired in 1997, the Company has consolidated 23 branches within the other Company locations.

      The allocation of the aggregate purchase price of 1998 and 1997 acquisitions is summarized as follows:

                                                                        1998                 1997
                                                                    ------------         ------------
      Net current and other assets                                  $  4,862,000         $ 26,066,000
      Fixed assets                                                     2,058,000           18,869,000
      Goodwill, noncompete agreements and other intangibles           24,012,000          115,902,000
                                                                    ------------         ------------
                                                                    $ 30,932,000         $160,837,000
                                                                    ============         ============

      The purchase prices for the above acquisitions were allocated to the underlying assets based on their estimated relative fair values. Certain of the assets acquired in 1998 are currently being evaluated and final allocations of the purchase prices will be made in 1999. Management believes that the final allocations will not materially affect the Company's results of operations. The consolidated statements of operations include the results of operations of the acquired businesses from the respective dates of acquisition of the controlling interests.

      The following unaudited pro forma information assumes the acquisitions described above had occurred as of the beginning of the respective periods:

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                       1998                 1997
                                                                   ------------          ------------
                                                                    (in thousands except share data)
      Net revenues                                                 $    409,870          $    466,028
                                                                   ============          ============
      Net loss from operations                                     $    (38,819)         $    (21,495)
                                                                   ============          ============
      Net loss from operations per common share - basic            $      (2.59)         $      (1.45)
                                                                   ============          ============
      Net loss from operations per common share - diluted          $      (2.59)         $      (1.45)
                                                                   ============          ============
      Weighted average common shares outstanding - basic             14,986,000            14,839,000
                                                                   ============          ============
      Weighted average common shares outstanding - diluted           14,986,000            14,839,000
                                                                   ============          ============

7.    PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consist of the following:

                                                                                                    DECEMBER 31,
                                                                                         ---------------------------------
                                                                                             1998                 1997
                                                                                         ------------         ------------
      Land                                                                               $    729,000         $    671,000
      Buildings and improvements                                                            8,416,000            7,841,000
      Rental equipment                                                                    127,620,000          113,166,000
      Furniture, fixtures and equipment                                                    24,735,000           20,837,000
      Delivery vehicles                                                                     4,142,000            4,288,000
                                                                                         ------------         ------------
                                                                                         $165,642,000         $146,803,000
                                                                                         ============         ============

      Property and equipment under capital leases are included under the various equipment categories.

8.    LONG-TERM DEBT AND LEASE COMMITMENTS

      LONG-TERM DEBT AND CAPITAL LEASES

      Long-term debt and capital lease obligations consist of the following:

                                                                                                    DECEMBER 31,
                                                                                         ---------------------------------
                                                                                             1998                 1997
                                                                                         ------------         ------------
      Secured Revolving Line of Credit                                                   $241,900,000         $213,613,000
      Secured Term Loan                                                                    75,000,000           75,000,000
      Notes payable, primarily secured with acquired assets, with interest rates primarily from 6.5% to 9.5%, principal and interest due monthly
         or quarterly, maturities through 2016                                                832,000            1,107,000

      Mortgage note payable, interest at 8%, principal and interest due monthly,
         with balloon payment of $442,000 due July 1, 2004                                    567,000              584,000

      Notes payable, primarily secured with acquired assets, with interest rates from 7% to 8%, interest due quarterly, principal payment due at
         maturity date, final maturities through 1999                                       3,336,000            7,292,000

      Acquisition note payable, interest at 7%, principal and interest due on
         August 26, 1998                                                                           --            1,000,000

                                                                                                    DECEMBER 31,
                                                                                         ---------------------------------
                                                                                             1998                 1997
                                                                                         ------------         ------------
      Acquisition note payable, interest at 7%, principal and interest due on
         February 4, 2000                                                                $  1,000,000         $  1,000,000
      Capital lease obligations, monthly principal and interest payments until 2003         1,307,000            1,728,000
                                                                                         ------------         ------------
                                                                                          323,942,000          301,324,000
      Less current portion                                                                 (7,024,000)          (9,361,000)
                                                                                         ------------         ------------
                                                                                         $316,918,000         $291,963,000
                                                                                         ============         ============

      Principal payments required on long-term debt (excluding capital leases) for the next five years and thereafter beginning January 1, 1999, are as follows:

                  1999                                             $  6,379,000
                  2000                                               10,049,000
                  2001                                               21,052,000
                  2002                                              283,957,000
                  2003                                                   60,000
                  Thereafter                                          1,138,000
                                                                   ------------
                                                                   $322,635,000
                                                                   ============

      On October 29, 1998, the Company entered into a First Amendment to the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") in order to remain in compliance with certain financial covenants. As part of the amendment, the Company's credit availability under the facility was reduced from $400 million to $360 million (credit availability was temporarily reduced to $340 million through April 1, 1999). The Facility included a $75.0 million five-year Secured Term Loan and a $285.0 million five-year Secured Revolving Line of Credit with a maturity of December 16, 2002.

      The Credit Agreement contained various financial covenants and other restrictions regarding specified activities. At December 31, 1998 the Company was in violation of certain of these covenants. Noncompliance with these covenants gave the lenders the right to accelerate the due date of outstanding amounts under the Facility. In addition to the possibility of accelerated due dates, the Company was unable to access availability under the Facility.

      On April 14, 1999, management and the lenders agreed to amend the Credit Agreement and entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement. This Second Amendment waives events of default, modifies existing financial covenants and makes a number of other changes to the Credit Agreement. The Second Amendment establishes, among other things, new covenants, a more limited borrowing availability, and higher interest rates. The Company's credit availability has been reduced from $360.0 million (credit availability was temporarily reduced to $340.0 million pursuant to the First Amendment) to $328.6 million, including a $75.0 million term loan and a $253.6 million revolving line of credit. As of April 14, 1999, approximately $248.5 million was outstanding under the revolving line of credit. The Credit Agreement contains various financial covenants, the most restrictive of which relate to measurements of EBITDA, shareholders' equity, leverage, debt-to-equity ratios, interest coverage ratios, and collections of accounts receivable. The Credit Agreement, as amended, also contains provisions for periodic reporting and the recapture of excess cash flow. Mandatory prepayments are due if excess cash flow targets are met or the Company issues debt securities.

      The Bank Credit Facility also contains covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company is no longer permitted to make acquisitions or investments in joint ventures without the consent of Banks holding a majority of the lending commitments under the Bank Credit Facility.

      The Company has agreed to issue on March 31, 2001 (provided loans, letters of credit or commitments are still outstanding) warrants to the lenders representing 19.99% of the fully diluted common stock of the Company issued and outstanding as of March 31, 2001. Fifty percent of these warrants would be exercisable at any time after issuance and the remaining fifty percent would be exercisable from and after September 30, 2001 (provided loans, letters of credit or commitments are still outstanding). The exercise price of the warrants will be $0.01 per share.

      Interest is payable on borrowings under the Facility, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Credit Agreement), plus a margin of 2.5% and 3.25%, respectively, through September 30, 2000 and a margin of 2.75% and 3.50%, respectively, thereafter. Beginning September 30, 2000 the Company is required to pay additional interest in the amount of 4.5% per annum on that portion of the Facility that is in excess of four times adjusted EBITDA, as defined. The Company's ability to borrow under the Facility terminates on April 15, 2002, subject to exceptions set forth therein. At December 31, 1998, the weighted average borrowing rate was 8.6%. A commitment fee of up to .50% per annum is payable by the Company on the undrawn balance.

      In 1998, the Company refinanced $31,000,000 of notes payable to shareholders of acquired companies using the Secured Revolving Line of Credit. The refinanced notes were classified in the 1997 consolidated balance sheet according to the terms of the Secured Revolving Line of Credit. The remaining notes to shareholders of acquired companies are classified according to the terms of the notes.

      Commencing on September 15, 1999, the Company shall make quarterly principal payments on the Secured Term Loan of $1.5 million per quarter through and including June 15, 2000; $3.0 million per quarter through and including March 15, 2001; $6.0 million per quarter through and including December 15, 2001; and a $42.0 million balloon payment due April 15, 2002. The original terms of the Secured Revolving Line of Credit did not require principal payments until maturity at December 16, 2002.

      CAPITAL LEASE COMMITMENTS

      The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases for the next five years beginning January 1, 1999, less amounts representing interest, are as follows:

                  1999                                              $   704,000
                  2000                                                  374,000
                  2001                                                  216,000
                  2002                                                  111,000
                  2003                                                    6,000
                                                                    -----------
                                                                      1,411,000
                  Less amounts representing interest                   (104,000)
                                                                    -----------
                                                                    $ 1,307,000
                                                                    ===========

OPERATING LEASE COMMITMENTS

      The Company has noncancelable operating leases on certain land, vehicles, buildings and equipment. The approximate minimum future rental commitments on the operating leases for the next five years beginning January 1, 1999, are as follows:

                  1999                                             $11,203,000
                  2000                                               8,140,000
                  2001                                               5,336,000
                  2002                                               2,745,000
                  2003                                               1,156,000
                  Thereafter                                         1,183,000
                                                                   -----------
                                                                   $29,763,000
                                                                   ===========

      Rent expense for all operating leases was approximately $15,695,000, $13,811,000 and $8,356,000 in 1998, 1997 and 1996, respectively.

9.    SHAREHOLDERS' EQUITY AND STOCK PLANS

      NONQUALIFIED STOCK OPTION PLANS

      Under the 1991 Nonqualified Stock Option Plan (the "Plan"), as amended, 3,500,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the Plan is ten years. Shares subject to options granted under the Plan which expire, terminate or are canceled without having been exercised in full become available again for future grants.

      An analysis of stock options outstanding is as follows:

                                                                                                           WEIGHTED\
                                                                                                            AVERAGE
                                                                                         OPTIONS         EXERCISE PRICE
                                                                                         -------         --------------

      OUTSTANDING AT DECEMBER 31, 1995                                                     735,900         $     14.16
      Granted                                                                            1,011,500         $     18.10
      Exercised                                                                            168,004         $     11.81
      Canceled                                                                               4,001         $     17.50
                                                                                         ---------         -----------
      OUTSTANDING AT DECEMBER 31, 1996                                                   1,575,395         $     16.93
      Granted                                                                              267,000         $     21.64
      Exercised                                                                            184,862         $     15.00
      Canceled                                                                              54,475         $     19.57
                                                                                         ---------         -----------
      OUTSTANDING AT DECEMBER 31, 1997                                                   1,603,058         $     17.85
      Granted                                                                            1,274,500         $      7.69
      Exercised                                                                             35,109         $     13.33
      Canceled                                                                             772,118         $     17.64
                                                                                         ---------         -----------
      OUTSTANDING AT DECEMBER 31, 1998                                                   2,070,331         $     11.75
                                                                                         =========         ===========
      EXERCISABLE AT DECEMBER 31, 1998                                                   1,195,963
                                                                                         =========

                                                               WEIGHTED                          WEIGHTED
                                                               AVERAGE                        AVERAGE PRICE
                                                              REMAINING        OPTIONS         OF OPTIONS
                                               WEIGHTED      CONTRACTUAL    EXERCISABLE AT    EXERCISABLE AT
      OPTIONS               EXERCISE           AVERAGE          LIFE          DECEMBER 31,      DECEMBER 31,
    OUTSTANDING             PRICES         EXERCISE PRICE     IN YEARS            1998              1998
    -----------             ------         --------------     --------      --------------    ----------------
         17,338             $6.00            $     6.00           2.7             17,338          $    6.00
         37,900             $10.00 to        $    10.05           5.5             37,900          $   10.05
                            $11.50
        581,143             $15.83 to        $    17.14           6.7            581,143          $   17.14
                            $20.67
        270,500             $20.44 to        $    22.52           7.9            178,749          $   23.03
                            $28.00
      1,163,450             $2.13 to         $     6.70           9.7            380,833          $    5.52
                            $18.13
      ---------                                                                ---------
      2,070,331                                                                1,195,963
      =========                                                                =========


      Options granted during 1996 have a two year vesting period and expire in ten years. Options granted during 1997 have two and three year vesting periods and expire in ten years. Options granted during 1998 to all employees, except officers and directors, have a one, two, three and four year vesting periods and expire in ten years. As of December 31, 1998, 205,779 shares remain available for future grants of options under the Plan.

      Under the 1995 Nonqualified Stock Option Plan for Directors (the "1995 Plan"), 300,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the 1995 Plan is ten years. Shares subject to options granted under the Plan which expire, terminate or are canceled without having been exercised in full become available for future grants. In 1996, the Company granted options for 24,000 shares of common stock under the 1995 Plan at an exercise price of $26.25. In 1997, the Company granted options for 24,000 shares of common stock at an exercise price of $21.06. In 1998, the Company granted options for 31,500 shares of common stock at exercise prices of $1.69 and $19.00. The issued options are fully vested and expire in ten years.

      The Company has adopted the disclosure provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option and employee stock purchase plans been determined based on the fair value at the grant date of awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per common share would have been reduced (increased) to the pro forma amounts indicated below:

                                                                         1998                    1997                    1996
                                                                 ---------------         ---------------         ---------------
      Net income (loss) - as reported                            $   (38,978,000)        $   (25,908,000)        $    15,201,000
      Net income (loss) - pro forma                                  (40,796,000)            (31,326,000)             10,521,000
      Net income (loss) per common share - as reported
             Basic                                                         (2.60)                  (1.75)                   1.13
             Diluted                                                       (2.60)                  (1.75)                   1.10
      Net income (loss) per common share - pro forma
             Basic                                                         (2.72)                  (2.11)                    .78
             Diluted                                                       (2.72)                  (2.11)                    .77

      Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted were $2.44, $13.31 and $11.07 for 1998, 1997 and 1996, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996:

                                                     1998              1997              1996
                                                  ------------      ------------      ------------
      Dividend yield                                   0%                0%                0%
      Expected volatility                             42%               38%               38%
      Expected lives                              1 TO 4 YEARS       10 years          10 years
      Risk-free interest rate range               4.6% TO 5.6%      5.7% to 6.5%      5.6% to 6.8%


      EMPLOYEE STOCK PURCHASE PLAN

      The Company's 1993 Stock Purchase Plan (the "Stock Purchase Plan") originally reserved 750,000 shares for issuance to employees. Under the Stock Purchase Plan, employees may purchase stock, subject to certain limitations, at 85% of the lower of the closing market price at the beginning or at the end of each plan year, which is the last day of February. As of December 31, 1998, 173,141 shares have been issued under this plan.

      WARRANTS

      As of December 31, 1998, warrants to purchase 16,007 shares of common stock are outstanding at $11.00 per share. In 1998, 1997 and 1996, warrants were exercised for 12,000 shares at $8.33 per share, 7,500 shares at $12.00 per share and 66,600 shares at prices ranging from $11.00 per share to $18.00 per share, respectively.

      COMMON STOCK

      In May 1996, the Company issued 1,650,000 shares of its common stock (on a pre-split basis) to the public (the "1996 Secondary Offering") at a price of $42.00 per share before underwriting discounts and expenses. Net of discounts and expenses, the Company realized approximately $66 million from the 1996 Secondary Offering. Of the 1996 Secondary Offering proceeds, approximately $59 million was applied to reduce outstanding borrowings and the remainder was used to fund acquisitions.

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

      The following table information is necessary to calculate earnings per share for the years ending December 31, 1998, 1997 and 1996:

                                                         1998              1997             1996
                                                     ------------      ------------      -----------
      Net income (loss)                              $(38,978,000)     $(25,908,000)     $15,201,000
                                                     ============      ============      ===========
      Weighted average common shares outstanding       14,986,000        14,839,000       13,473,000


      Effect of dilutive options and warrants                  --                --          368,000
                                                     ------------      ------------      -----------
      Adjusted diluted common shares outstanding       14,986,000        14,839,000       13,841,000
                                                     ============      ============      ===========
      Net income (loss) per common share
             Basic                                   $      (2.60)     $      (1.75)     $      1.13
                                                     ============      ============      ===========
             Diluted                                 $      (2.60)     $      (1.75)     $      1.10
                                                     ============      ============      ===========

      Securities that could potentially dilute basic EPS in the future that were not included in the calculations above, because of the anti-dilutive effects for 1998 and 1997, include all outstanding stock options and warrants previously discussed.

10.   INCOME TAXES

      The provision (benefit) for income taxes is comprised of the following components:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                          1998             1997            1996
                                                      ------------      -----------      ----------
      Current
         Federal                                      $ (4,528,000)     $(5,702,000)     $8,039,000
         State                                            (146,000)        (277,000)        827,000
                                                      ------------      -----------      ----------
                                                        (4,674,000)      (5,979,000)      8,866,000
                                                      ------------      -----------      ----------
      Deferred
         Federal                                        (6,074,000)      (2,826,000)        626,000
         State                                            (196,000)        (137,000)         64,000
                                                      ------------      -----------      ----------
                                                        (6,270,000)      (2,963,000)        690,000
                                                      ------------      -----------      ----------
             Provision (benefit) for income taxes     $(10,944,000)     $(8,942,000)     $9,556,000
                                                      ============      ===========      ==========

      The difference between the actual income tax provision and the tax provision computed by applying statutory federal income tax rate to earnings before taxes is attributable to the following:

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------
                                                              1998              1997            1996
                                                          ------------      ------------      ----------
      Provision (benefit) for federal income taxes at
         statutory rate                                   $(17,473,000)     $(12,198,000)     $8,665,000
      State income taxes, net of federal tax benefit          (564,000)         (592,000)        371,000
      Other, principally non-deductible goodwill             7,093,000         3,848,000         520,000
                                                          ------------      ------------      ----------
             Provision (benefit) for income taxes         $(10,944,000)     $ (8,942,000)     $9,556,000
                                                          ============      ============      ==========


      The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

                                                                                      DECEMBER 31,
                                                                                 1998             1997
                                                                             -----------      -----------
       Current deferred tax asset:
          Accrued restructuring liabilities                                  $ 1,331,000      $ 5,346,000
          Accounts receivable reserves                                         3,019,000          403,000
          Accrued liabilities and other                                        2,824,000        3,249,000
                                                                             -----------      -----------
              Net current deferred tax asset                                 $ 7,174,000      $ 8,998,000
                                                                             ===========      ===========
       Noncurrent deferred tax asset:
          Financial reporting amortization in excess of tax amortization     $ 3,948,000      $        --
          Alternative minimum tax credit                                       3,000,000               --
          Noncurrent asset valuation reserves                                    100,000        2,163,000
          Employee benefit plan deposits                                         473,000          354,000
          Other                                                                2,385,000        1,155,000
                                                                             -----------      -----------
                                                                               9,906,000        3,672,000
                                                                             -----------      -----------
       Noncurrent deferred tax liabilities:
          Tax amortization in excess of financial reporting amortization              --       (1,685,000)
          Acquisition costs                                                   (2,351,000)      (2,575,000)
          Tax depreciation in excess of financial reporting depreciation      (1,507,000)      (1,455,000)
          Other                                                                       --           (3,000)
                                                                             -----------      -----------
                                                                              (3,858,000)      (5,718,000)
                                                                             -----------      -----------
              Net noncurrent deferred tax asset (liability)                  $ 6,048,000      $(2,046,000)
                                                                             ===========      ===========

      In 1998, 1997 and 1996 the Company realized tax deductions resulting from employees' exercise of non-qualified stock options. Tax benefits of $35,000, $530,000 and $450,000, respectively, have been recorded to paid-in capital.

11.   COMMITMENTS AND CONTINGENCIES

      LITIGATION

      There is certain known or possible litigation incidental to the Company's business, which, in management's opinion, will not have a material adverse effect on the Company's results of operations or financial condition.

      Professional liability insurance up to certain limits is carried by the Company for coverage of such claims. See Note 12 for further discussion.

      EMPLOYMENT AND CONSULTING AGREEMENTS

      The Company has employment agreements with certain members of management which provide for the payment to these members of amounts up to one and one-half times their annual compensation in the event of a termination without cause, a constructive discharge (as defined) or upon a change in control of the Company (as defined). The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company. The maximum contingent liability under these agreements is approximately $1.4 million.

      SELF-INSURANCE

      The Company is self-insured for workers compensation claims for the first $250,000 per claim and for amounts over $500,000 per claim; and for health insurance for substantially all employees for the first $150,000 on a per claim basis. The Company provides reserves for the settlement of outstanding claims at amounts believed to be adequate. The differences between actual settlements and reserves are included in expense in the year finalized.

      LETTERS OF CREDIT

      The Company has in place two letters of credit totaling $1,887,000 securing obligations with respect to its workers' compensation self-insurance program. Effective January l, 1999, the Company was required to increase these letters of credit to $2,130,000.

      SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

      The Company has established a Supplemental Executive Retirement Plan (the "SERP") to provide retirement benefits for officers and employees of the Company at the level of manager and above who have been designated for participation by the President of the Company. Participants in the SERP will be eligible to receive benefits thereunder after reaching normal retirement age, which is defined in the SERP as either (i) age 65, (ii) age 60 and 10 years of service, or (iii) age 55 and 15 years of service.

      Under the SERP, participants can defer up to 6% of their base pay. The Company makes matching contributions of 100% of the amount deferred by each participant.

      Benefits under the SERP become fully vested upon the participant reaching normal retirement age or the participant's disability or death. In addition, if there is a change in control of the Company as defined in the SERP, all participants shall be fully vested and each participant shall be entitled to receive their benefits under the SERP upon termination of employment.

      The SERP trust funds are at risk of loss. Should the Company become insolvent, its creditors would be entitled to a claim to the funds superior to the claim of SERP participants.

      Due to limited participation in the SERP, the Company's board of directors on February 3, 1999 approved the termination of the SERP and authorized appropriate amendments to the SERP to allow the prompt distribution of all funds thereunder to participants.

      401K RETIREMENT SAVINGS PLAN

      The Company has a 401K Retirement Savings Plan (the "401K"), administered by Pan American Life Insurance Company through December 31, 1998 and ReliaStar Life Insurance Company from January 1, 1999 to present, to provide a tax deferred retirement savings plan to its employees. To qualify employees must be 21 years of age and over, with twelve months of continuous employment and must work at least twenty hours per week. The 401K is 100% employee funded with contributions limited to 1% to 15% of employee compensation.

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

      In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers, including durable medical equipment ("DME") suppliers, have received subpoenas and other requests for information in connection with such activities. On February 12, 1998, a subpoena from the Office of Inspector General of the Department of Health and Human Services ("OIG") was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for payment from Medicare. Since that time, the U.S. Department of Justice has begun examining issues involving CMN's and loaning of equipment by the Company nationwide. The Company has retained experience health care counsel to represent it in this matter and is cooperating in the investigation. The Company's counsel has conducted meetings with governmental officials, and governmental officials have interviewed certain company officers and employees. The Company has responded to government requests for information and documents, and is working with the government investigators to move forward with the investigation. The ultimate outcome of these matters is currently uncertain.

      In addition to the above referenced investigation, the Company from time-to-time receives notices and subpoenas from various governmental agencies concerning their plans to audit the Company or requesting information regarding certain aspects of the Company's business, and the Company cooperates with the various agencies in responding to such requests. The government has broad authority and discretion in enforcing applicable laws and regulations, and therefore the scope and outcome of these investigations and inquiries cannot be predicted with certainty. The Company expects to incur additional costs in the future, such as legal expenses in connection with all investigations.

12.   PROFESSIONAL LIABILITY INSURANCE

      The Company's professional liability policies are on an occurrence basis and are renewable annually with per claim coverage limits of up to $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1,000,000 per occurrence with a $1,000,000 product liability annual aggregate and a $2,000,000 general liability annual aggregate. The Company also maintains excess liability coverage with a limit of $50,000,000 per occurrence and $50,000,000 in the aggregate. While management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and had been added by endorsement as additional insured, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage.

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

13.   RELATED PARTY TRANSACTIONS

      Effective January l, 1992 and for a term of one year, the Company entered into a consulting agreement with the then chairman of the Company and the chairman and chief executive officer of Counsel Corporation ("Counsel"). The agreement has been renewed each year through 1998. The agreement provides for a base consulting fee of $20,000 per month, with additional compensation at the discretion of the Board of Directors of up to $60,000 per year. The Company paid $240,000, $300,000 and $300,000 pursuant to this agreement for 1998, 1997 and 1996 respectively. In May 1994, the president of Counsel became chairman of the Company and receives a consulting fee of $8,500 per month for his service as chairman. The Company paid $102,000 under this agreement for 1998, 1997 and 1996. Counsel owns approximately 26 % of the Company's common stock at December 31, 1998.

      A director of the Company is a partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. ("Harwell Howard") which the Company engaged during 1998, 1997 and 1996 to render legal advice in a variety of activities for which Harwell Howard was paid $1,727,000, $1,656,000 and $1,400,000, respectively.

14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                           FIRST        SECOND       THIRD        FOURTH
                 1998                     QUARTER      QUARTER      QUARTER       QUARTER            TOTAL
      -------------------------------     --------     --------     --------      --------          --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
      Net Revenues                        $102,793     $103,600     $101,345      $ 96,130          $403,868
                                          ========     ========     ========      ========          ========
      Net Income (Loss)                   $  2,989     $  3,929     $ (9,865)(1)  $(36,031)(2)      $(38,978)
                                          ========     ========     ========      ========          ========
      Basic Income (Loss) Per Share       $    .20     $    .26     $   (.66)(1)  $  (2.40)(2)      $  (2.60)
                                          ========     ========     ========      ========          ========
      Diluted Income (Loss) Per Share     $    .20     $    .26     $   (.66)(1)  $  (2.40)(2)      $  (2.60)
                                          ========     ========     ========      ========          ========

                                           FIRST        SECOND       THIRD        FOURTH
                 1997                     QUARTER      QUARTER      QUARTER       QUARTER            TOTAL
      -------------------------------     --------     --------     --------      --------          --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
      Net Revenues                        $ 84,586     $ 94,789     $102,651      $105,251          $387,277
                                          ========     ========     ========      ========          ========
      Net Income (Loss)                   $  4,638     $  4,902     $(40,196)(3)  $  4,748          $(25,908)
                                          ========     ========     ========      ========          ========
      Basic Income (Loss) Per Share       $    .31     $    .33     $  (2.70)(3)  $    .32          $  (1.75)
                                          ========     ========     ========      ========          ========
      Diluted Income (Loss) Per Share     $    .31     $    .33     $  (2.70)(3)  $    .31          $  (1.75)
                                          ========     ========     ========      ========          ========

      1) Includes $15.2 million pre-tax charge primarily related to accounts receivable. (See Note 4).
      2)    Includes $37.8 million pre-tax charge related to goodwill. (See
            Note 4).
      3) Includes $65.0 million pre-tax charges related to restructuring. (See Note 4).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To American HomePatient, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of American HomePatient, Inc. included in this Form 10-K, and have issued our report thereon, dated February 26, 1999 (except with respect to the matter discussed in Notes 2 and 8, as to which the date is April 14, 1999). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 26, 1999 (except with respect to the matter discussed in Notes 2 and 8, as to which the date is April 14, 1999)

                           AMERICAN HOMEPATIENT, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1996, 1997 and 1998

              Column A                         Column B                 Column C                  Column D      Column E
              --------                         --------     ---------------------------------     --------      --------

                                                                        Additions
                                                            ---------------------------------
                                                            Charged
                                              Balance at    to Costs     Charged                               Balance at
                                              Beginning       and        to other                 Deductions     End of
             Description                      of Period     Expenses     Accounts     Other(1)        (2)        Period
             -----------                      ---------     --------     --------     --------    ----------   -----------
FOR THE YEAR ENDED DECEMBER 31, 1998:

Allowances for doubtful accounts                $43,862     $29,857(4)   $  --       $    868       $33,440     $41,147
                                                -------     -------      -----       --------       -------     -------

FOR THE YEAR ENDED DECEMBER 31, 1997:
Allowances for doubtful accounts                $18,755     $30,541(3)   $  --       $  8,408       $13,842     $43,862
                                                -------     -------      -----       --------       -------     -------

FOR THE YEAR ENDED DECEMBER 31, 1996:
Allowances for doubtful accounts                $12,383     $11,450      $  --       $  6,540       $11,618     $18,755
                                                -------     -------      -----       --------       -------     -------

----------------

(1)   Amounts recorded in connection with acquisitions.
(2)   Amounts written off as uncollectible accounts, net of recoveries.
(3)   Includes $17.75 million charge associated with restructuring.
(4) Includes $14.5 million additional bad debt provision recorded in the third quarter 1998.

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   ------                          ----------------------

     3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-42777 on Form S-1).

     3.2 Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement No. 33-42777 on Form S-1).

     3.3 Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to Registration Statement on Form S-8 dated February 16, 1993).

     3.4 Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-89568 on Form S-2).

     3.5 Certificate of Amendment to the Certificate of Incorporation of the Company dated July 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company's Report of Form 10-Q for the Quarter ended June 30, 1996).

     3.6 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement No. 33-42777 on Form S-1).

     10.1 Subsidiary Security Agreement dated October 20, 1994 by and among Bankers Trust Company and certain direct and indirect subsidiaries of American HomePatient, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-89568 on Form S-2).

     10.2 Borrower Security Agreement dated October 20, 1994, by and between Bankers Trust Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement No. 33-89568 on Form S-2).

     10.3 1991 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement No. 33-89568 on Form S-2).

     10.4 Amendment No. 4 to 1991 Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit A of Schedule 14A dated April 17, 1995).

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   ------                          ----------------------

     10.5 1995 Nonqualified Stock Option Plan for Directors (incorporated herein by reference to Exhibit B of Schedule 14A dated April 17,
                1995).

     10.6       1993 Employee Stock Purchase Plan (incorporated by reference to
                Exhibit 10.26 to the Company's Registration Statement No. 33-89568 on Form S-2).

     10.7 Trust Agreement for the Company Master Plan dated January 1, 1992, by and between the Company and C&S/Sovran Trust Company (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31,
                1991).

     10.8 Restated Master Agreement and Supplemental Executive Retirement Plan (restated as of December 31, 1993) (incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

     10.9 Partnership Agreement dated November 1, 1994, by and between HCA Health Services of Tennessee, Inc. and American HomePatient Ventures, Inc. (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement No. 33-89568 on Form S-2).

     10.10 Agreement of Partnership of Alliance Home Health Care Partnership d/b/a Medcenters Home Equipment dated January 1, 1994, by and between Medical Centers Home Equipment and American HomePatient Ventures, Inc. (incorporated by reference to Exhibit
                10.43 to the Company's Registration Statement No. 33-89568 on Form S-2).

     10.11 Agreement of Limited Partnership of Health Star DME, Ltd. dated May 19, 1988, by and between Health Star Medical of Amarillo, Inc. and HPBH Enterprises, Inc. as amended by Amendment No. 1 to Certificate of Limited Partnership of Health Star DME, Ltd. dated February 4, 1994, by AHP, L.P., D/B/A AHP Health, L.P. (incorporated by reference to Exhibit 10.44 to the Company's Registration Statement No. 33-89568 on Form S-2).

     10.12 Partnership Agreement of Paragon Home Medical Equipment Partnership dated January 15, 1990, by and between Baylor Medical Plaza Services Corporation and Healthstar Medical Equipment of Dallas, Inc. as amended by Amendment to Partnership Agreement dated January 15, 1990, by and between Baylor Medical Plaza Services Corporation and Healthstar Medical Equipment of Dallas and as amended by Amendment to Partnership Agreement dated March 31, 1994, by and between Medical Development Corp. and AHP, L.P. (incorporated by reference to Exhibit 10.45 to the Company's Registration Statement No. 33-89568 on Form S-2).

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   ------                          ----------------------

     10.13 Agreement of Partnership of Homelink Home Healthcare Partnership dated February 28, 1985, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc., as amended by First Amendment to Agreement of Partnership of Homelink Home Health Care Partnership dated February 28, 1988, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Healthcare Services, Inc. and Second Amendment to Agreement of Partnership of Homelink Home Health Care Partnership dated October 1, 1988, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc. and Third Amendment to Agreement of Partnership of Homelink Healthcare Partnership dated October 1, 1991, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc. (Incorporated by reference to Exhibit 10.46 to the Company's Registration Statement No. 33-89568 on Form S-2).

     10.14 Management Agreement dated December 27, 1994, by and among Rural/Metro Corporation, Coronado Health Services, Inc. and American HomePatient, Inc. (Incorporated by reference to Exhibit
                10.49 to the Company's Registration Statement No. 33-89568 on Form S-2).

     10.15 Option Agreement dated December 27, 1994, by and among Rural/Metro Corporation, Coronado Health Services, Inc. and American HomePatient, Inc. (incorporated by reference to Exhibit
                10.50 to the Company's Registration Statement No. 33-89568 on Form S-2).

     10.16      Form of Underwriting Agreement (incorporated by reference to
                Exhibit 1 to the Company's Registration Statement No. 33-89568 on Form S-2).

     10.17 Borrower Partnership Security Agreement dated December 28, 1995 by and between Bankers Trust Company and the Company (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31,
                1995).

     10.18 Subsidiary Partnership Security Agreement dated December 28, 1995 by and between Bankers Trust Company and certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   ------                          ----------------------

     10.19 Amended and Restated Borrower Pledge Agreement dated December 28, 1995 by and between Bankers Trust Company and the Company (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended December 31,
                1995).

     10.20 Amended and Restated Subsidiary Pledge Agreement dated December 28, 1995 by and among Bankers Trust Company and certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

     10.21 Subsidiary Guaranty dated October 20, 1994 by certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

     10.22 Lease and addendum as amended dated October 25, 1995 by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.47 to the Company's Report on Form 10-K for the year ended December 31, 1996).

     10.23 Stock Purchase Agreement dated December 23, 1997 among National Medical Systems, Inc., its stockholders named therein, and American HomePatient, Inc. (incorporated by reference to Exhibit
                2.1 to the Company's Report on Form 8-K dated February 17,
                1998).

     10.24 Amendment to Stock Purchase Agreement dated February 5, 1998 among National Medical Systems, Inc., its stockholders named therein, and American HomePatient, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K dated February 17, 1998).

     10.25 Fourth Amended and Restated Credit Agreement dated December 19, 1997 by and among American HomePatient, Inc., the Banks named therein and Bankers Trust Company (incorporated by reference to Exhibit 10.44 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.26 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.45 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.27 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and ABN Amrobank, N.V. (incorporated by reference to Exhibit 10.46 to the Company's Report on Form 10-K for the year ended December 31, 1997).

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   ------                          ----------------------

     10.28 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and AmSouth Bank (incorporated by reference to
                Exhibit 10.47 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.29 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and Bank of America, NT & SA (incorporated by reference to Exhibit 10.48 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.30 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and Bank of Montreal (incorporated by reference to Exhibit 10.49 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.31 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and Corestates Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.32 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and First American National Bank (incorporated by reference to Exhibit 10.51 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.33 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.52 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.34 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and The Fuji Bank, Limited, Atlanta Agency (incorporated by reference to Exhibit 10.53 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.35 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and NationsBank, N.A. (incorporated by reference to Exhibit 10.54 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.36 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and PNC Bank, Kentucky, Inc. (incorporated by reference to Exhibit 10.55 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.37 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and Cooperative Centrale Raiffesen Boerenleenbank,

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   ------                          ----------------------

                B.A., "Rabobank Nederland," New York Branch (incorporated by reference to Exhibit 10.56 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.38 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and the Sakura Bank, Limited (incorporated by reference to Exhibit 10.57 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.39 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and Suntrust Bank, Nashville, N.A. (incorporated by reference to Exhibit 10.58 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.40 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.59 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.41 Revolving Note dated December 23, 1997 by and between American HomePatient, Inc. and Union Bank of Switzerland, New York Branch (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.42 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.61 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.43 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and ABN Amrobank, N.V. (incorporated by reference to Exhibit 10.62 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.44 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and AmSouth Bank. (incorporated by reference to Exhibit 10.63 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.45 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and Bank of America, NT & SA (incorporated by reference to Exhibit 10.64 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.46 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and Bank of Montreal (incorporated by reference to Exhibit 10.65 to the Company's Report on Form 10-K for the year ended December 31, 1997).

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   ------                          ----------------------

     10.47 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and Corestates Bank, N.A. (incorporated by reference to Exhibit 10.66 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.48 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and First American National Bank (incorporated by reference to Exhibit 10.67 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.49 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.68 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.50 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and The Fuji Bank, Limited, Atlanta Agency (incorporated by reference to Exhibit 10.69 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.51 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and NationsBank, N.A. (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.52 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and PNC Bank, Kentucky, Inc. (incorporated by reference to Exhibit 10.71 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.53 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and Cooperative Centrale Raiffesen Boerenleenbank, B.A., "Rabobank Nederland," New York Branch (incorporated by reference to Exhibit 10.72 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.54 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and the Sakura Bank, Limited (incorporated by reference to Exhibit 10.73 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.55 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and Suntrust Bank, Nashville, N.A. (incorporated by reference to Exhibit 10.74 to the Company's Report on Form 10-K for the year ended December 31, 1997).

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   ------                          ----------------------

     10.56 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.75 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.57 Term Note dated December 19, 1997 by and between American HomePatient, Inc. and Union Bank of Switzerland, New York Branch (incorporated by reference to Exhibit 10.76 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.58 Swing Line Note dated December 19, 1997 by and between American HomePatient, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.78 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.58 Master Agreement dated October 11, 1996 by and between American HomePatient, Inc. and Bank of Montreal (incorporated by reference to Exhibit 10.78 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.59 Severance Agreement dated December 22, 1997 by and between American HomePatient, Inc. and Thomas E. Mills (incorporated by reference to Exhibit 10.79 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.60 Letter Agreement dated August 7, 1997 by and between American HomePatient, Inc., and DCAmerica Inc. (incorporated by reference to Exhibit 10.81 to the Company's Report on Form 10-K for the year ended December 31, 1997).

     10.61 Amendment No. 7 to 1991 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 1998).

     10.62 Asset Purchase Agreement dated February 27, 1998 among the Company, Evocare, Inc., Evocare Home Health Care Services, Inc. Chester Black, Bernard Lambrese and Kelly Lambrese (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended March 31, 1998).

     10.63 Amendment to Asset Purchase Agreement dated March 12, 1998 Company, Evocare, Inc., Evocare Home Health Care Services, Inc. Chester Black, Bernard Lambrese and Kelly Lambrese (incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended March 31, 1998).

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   ------                          ----------------------

     10.64 Confidentiality, Non-Competition and Severance Pay Agreement dated June 16, 1996 between the Company and David R. Gnass (incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended March 31, 1998).

     10.65 Confidentiality, Non-Competition and Severance Pay Agreement dated April 1, 1996 between the Company and Mary Ellen Rodgers (incorporated by reference to Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended March 31, 1998).

     10.66 Confidentiality, Non-Competition and Severance Pay Agreement dated December 23, 1997 between the Company and Kathey Palmer (incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended March 31, 1998).

     10.67 Separation Agreement dated July 6, 1998 between the Company and Edward K. Wissing (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter ended June 30,
                1998).

     10.68 First Amendment to Fourth Amended and Restated Credit Agreement dated October 29, 1998 among the Company, Banker's Trust Company as Agent and the Banks named therein (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1998).

     10.69 Stock Purchase Agreement dated December 23, 1997 among the Company, National Medical Systems, Inc. and its stockholders named therein (incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated February 17, 1998).

     10.70 Amendment to Stock Purchase Agreement dated February 5, 1998 Company, National Medical Systems, Inc. and its stockholders named therein (incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K dated February 17, 1998).

     10.71 Employment Agreement dated November 6, 1998 between the Company and Joseph F. Furlong, III.

     10.72 Employment Agreement dated January 1, 1999 between the Company and Marilyn O'Hara.

     10.73 Amendment No. 1 to Confidentiality, Non-Competition and Severance pay Agreement dated February 15, 1999 between the Company and Kathey Palmer.

     10.74 Severance Agreement dated December 21, 1998 between the Company and Mary Ellen Rodgers.

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBIT
   ------                          ----------------------

     10.75 Employment Evaluation Agreement dated July 15, 1998 between the Company and David R. Gnass.

     10.76 Severance Agreement dated December 31, 1998 between the Company and Rita N. Hill.

     10.77 Separation and Release Agreement dated February 16, 1999 between the Company and Malcolm MacKenzie.

     10.78 Asset Purchase Agreement dated July 7, 1998 among the Company, Greenbrier Respiratory Care Services, Inc. and Allen Carson.

     10.79 Stock Purchase Warrant dated August 11, 1994, by and between Joseph F. Furlong III and the Company.

     10.80 Second Amendment to Fourth Amended and Restated Credit Agreement Dated as of April 14, 1999 by and among American HomePatient, Inc., the Banks named therein and Bankers Trust Company, as Agent for the Banks.

     10.81 Engagement Letter dated April 13, 1999, by and between American HomePatient, Inc. and The Recovery Group, Inc.

     21         Subsidiary List.

     23.1       Consent of Arthur Andersen LLP.

     27         Financial Data Schedule (for SEC use only).