Form 10-Q
period 1999-03-31
AMERICAN HOMEPATIENT INC
filed 1999-05-14
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

CHECK ONE                          FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999
                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSACTION PERIOD FROM _________ TO _________.

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

                                   15,149,633
--------------------------------------------------------------------------------
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 7, 1999)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 31

                         PART I. FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


ASSETS
                                                                           December 31,            March 31,
                                                                               1998                  1999
                                                                          -------------         -------------


CURRENT ASSETS
  Cash and cash equivalents                                               $   4,276,000         $  13,153,000
  Restricted cash                                                                51,000                51,000
  Accounts receivable, less allowance for doubtful accounts
     of $41,147,000 and $41,494,000, respectively                            99,574,000            99,134,000
  Inventories                                                                20,776,000            18,007,000
  Prepaid expenses and other assets                                           3,135,000             2,146,000
  Income tax receivable                                                      13,090,000            13,222,000
  Deferred tax asset                                                          7,174,000             7,174,000
                                                                          -------------         -------------
        Total current assets                                                148,076,000           152,887,000
                                                                          -------------         -------------

PROPERTY AND EQUIPMENT, at cost                                             165,642,000           170,416,000
  Less accumulated depreciation and amortization                            (87,864,000)          (96,547,000)
                                                                          -------------         -------------
     Net property and equipment                                              77,778,000            73,869,000
                                                                          -------------         -------------

OTHER ASSETS
  Excess of cost over fair value of net assets acquired, net                249,173,000           247,605,000
  Investment in unconsolidated joint ventures                                23,325,000            21,800,000
  Deferred financing costs, net                                               4,119,000             3,944,000
  Deferred tax asset                                                          6,048,000             6,048,000
  Other assets, net                                                          23,373,000            20,700,000
                                                                          -------------         -------------
        Total other assets                                                  306,038,000           300,097,000
                                                                          -------------         -------------
                                                                          $ 531,892,000         $ 526,853,000
                                                                          =============         =============



                                  (Continued)

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                                  (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                              December 31,            March 31,
                                                                                 1998                   1999
                                                                             -------------          -------------


CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                       $   7,024,000          $   8,477,000
  Trade accounts payable                                                        10,629,000             14,528,000
  Other payables                                                                 1,446,000              1,324,000
  Accrued expenses:
    Payroll and related benefits                                                 9,074,000              6,239,000
    Interest                                                                     3,327,000              3,824,000
    Insurance                                                                    3,776,000              3,393,000
    Restructuring accruals                                                       3,413,000              3,312,000
    Other                                                                       10,272,000              8,507,000
                                                                             -------------          -------------
      Total current liabilities                                                 48,961,000             49,604,000
                                                                             -------------          -------------
NONCURRENT LIABILITIES
  Long-term debt and capital leases, less current portion                      316,918,000            318,718,000
  Other noncurrent liabilities                                                   9,514,000              7,270,000
                                                                             -------------          -------------
      Total noncurrent liabilities                                             326,432,000            325,988,000
                                                                             -------------          -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized 5,000,000 shares;
    none issued and outstanding                                                         --                     --
  Common stock, $.01 par value; authorized 35,000,000
    shares; issued and outstanding, 14,986,000 and
    15,150,000 shares, respectively                                                150,000                151,000
  Paid-in capital                                                              172,520,000            172,857,000
  Accumulated deficit                                                          (16,171,000)           (21,747,000)
                                                                             -------------          -------------
      Total stockholders' equity                                               156,499,000            151,261,000
                                                                             -------------          -------------
                                                                             $ 531,892,000          $ 526,853,000
                                                                             =============          =============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                               Three Months Ended March 31
                                                                             -------------------------------
                                                                                  1998              1999
                                                                             -------------     -------------

NET REVENUES
  Sales and related service revenues                                         $  48,180,000     $  42,860,000
  Rentals and other revenues                                                    53,190,000        47,780,000
  Earnings from joint ventures                                                   1,423,000           598,000
                                                                             -------------     -------------
        Total net revenues                                                     102,793,000        91,238,000
                                                                             -------------     -------------

EXPENSES
  Cost of sales and related services, excluding depreciation
     and amortization                                                           24,523,000        22,719,000
  Operating                                                                     54,348,000        53,028,000
  General and administrative                                                     3,504,000         3,888,000
  Depreciation and amortization                                                 10,038,000         9,818,000
  Interest                                                                       5,398,000         7,211,000
                                                                             -------------     -------------
        Total expenses                                                          97,811,000        96,664,000
                                                                             -------------     -------------

INCOME (LOSS) FROM OPERATIONS BEFORE
INCOME TAXES                                                                     4,982,000        (5,426,000)

PROVISION FOR INCOME TAXES                                                       1,993,000           150,000
                                                                             -------------     -------------

NET INCOME (LOSS)                                                            $   2,989,000     $  (5,576,000)
                                                                             =============     =============

NET INCOME (LOSS) PER COMMON SHARE
     - Basic                                                                 $        0.20     $       (0.37)
                                                                             =============     =============
     - Diluted                                                               $        0.20     $       (0.37)
                                                                             =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
     - Basic                                                                    14,953,000        15,205,000
                                                                             =============     =============
     - Diluted                                                                  15,181,000        15,205,000
                                                                             =============     =============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                Three Months Ended March 31
                                                                             --------------------------------
                                                                                  1998              1999
                                                                             -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $   2,989,000      $  (5,576,000)
  Adjustments to reconcile net income from operations
    to net cash provided from (used in) operating activities:
     Depreciation and amortization                                              10,038,000          9,818,000
     Equity in (earnings) losses of unconsolidated joint
        ventures                                                                  (326,000)           418,000
     Minority interest                                                              43,000             67,000

  Change in assets and liabilities, net of effects from
    acquisitions:
     Accounts Receivable, net                                                   (2,689,000)           631,000
     Inventories                                                                 2,146,000          2,739,000
     Prepaid expenses and other assets                                          (1,241,000)           988,000
     Income tax receivable                                                       3,050,000           (132,000)
     Trade accounts payable, accrued expenses
       and other current liabilities                                            (6,063,000)          (554,000)
     Restructuring accruals                                                     (3,619,000)          (100,000)
     Other non current liabilities                                                      --              2,000
     Other assets                                                                 (792,000)           206,000
                                                                             -------------      -------------
       Net cash provided from operating activities                               3,536,000          8,507,000
                                                                             -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                           (43,729,000)           (50,000)
  Additions to property and equipment, net                                      (7,263,000)        (3,800,000)
  Distributions from (advances to) unconsolidated joint
     ventures, net                                                                (507,000)         1,106,000
  Distributions to minority interest owners                                             --            (49,000)
                                                                             -------------      -------------
     Net cash used in investing activities                                     (51,499,000)        (2,793,000)
                                                                             -------------      -------------


                                  (Continued)

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (Continued)


                                                                                 Three Months Ended March 31
                                                                             ------------------------------------
                                                                                 1998                   1999
                                                                             -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt and capital leases                                 (1,537,000)            (1,173,000)
  Proceeds from issuance of debt                                                43,500,000              4,500,000
  Proceeds from exercise of stock options                                          385,000                     --
  Deferred financing costs                                                         (24,000)              (164,000)
                                                                             -------------          -------------
      Net cash provided from financing activities                               42,324,000              3,163,000
                                                                             -------------          -------------

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                   (5,639,000)             8,877,000

CASH AND CASH EQUIVALENTS, beginning of period                                  12,050,000              4,276,000
                                                                             -------------          -------------

CASH AND CASH EQUIVALENTS, end of period                                     $   6,411,000          $  13,153,000
                                                                             =============          =============

SUPPLEMENTAL INFORMATION:
  Cash payments of interest                                                  $   5,119,000          $   6,672,000
                                                                             =============          =============

  Cash payments of income taxes                                              $     619,000          $     335,000
                                                                             =============          =============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1999 AND 1998

         1.    ORGANIZATION AND BACKGROUND

         American HomePatient, Inc. (the "Company") was incorporated in Delaware in September 1991. The Company's principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. The Company provides home health care services and products consisting primarily of respiratory therapies, infusion therapies, and the rental and sale of home medical equipment and home medical supplies. For the three months ended March 31, 1999, such services represented 53%, 20% and 27%, respectively of net revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of March 31, 1999, the Company provided these services to patients primarily in the home through 313 centers in 38 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. From its inception through 1997 the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company's strategy shifted from acquiring new businesses to focus more on internal growth, the integration of its acquired operations and achieving operating efficiencies.

         2.    MEDICARE OXYGEN REIMBURSEMENT REDUCTIONS AND RELATED
               RESTRUCTURING

         The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") and an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. In addition, Consumer Price Index increases in Medicare reimbursement rates for home medical equipment, including oxygen, will not resume until the year 2003. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately
         23.5 percent of the Company's revenues.

         The Company estimates the Medicare oxygen reimbursement reductions decreased net revenue and pre-tax income by approximately $6.1 million for the three months ended March 31, 1998. The Company estimates that the additional 5% reduction which began January 1, 1999, further decreased net revenue and pre-tax income by an additional $1.3 million for the three months ended March 31, 1999 for a total reduction of approximately $7.4 million for the three months ended March 31, 1999.

         On September 25, 1997, the Company announced initiatives to aggressively respond to the Medicare oxygen reimbursement reductions. More than 100 of the Company's total operating and billing locations were affected by these activities. The specific actions resulted in pre-tax accounting charges in the third quarter of 1997 of $65.0 million due to the closure, consolidation, or scaling back of nine billing centers, the closure of 52 operating centers, the consolidation of operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of 406 employees in the affected locations. These activities were substantially completed as of June 30, 1998.

         In the quarter ended September 30, 1998, the Company adjusted its original estimates of restructuring costs resulting in the reversal of $1.6 million of excess restructuring accruals related to items requiring a cash payment, and $2.4 million of other valuation reserves established in connection with the restructuring. The restructuring accruals at March 31, 1999 represent remaining estimated severance costs to be paid to terminated employees ($0.1 million), remaining facility exit costs ($0.9 million), and termination costs of certain management contracts ($2.3 million). As costs were incurred and payments were made, $3.6 million and $100,000 were charged against the restructuring accruals in the first quarters of 1998 and 1999, respectively.

         3.    ACQUISITIONS

         Since January 1, 1998 and effective through December 31, 1998, the Company acquired four home health care businesses. The Company did not acquire any home health care businesses in the first quarter of 1999 and does not expect to acquire any home health care businesses during the remainder of 1999.

         The terms of the 1998 acquisitions, including the consideration paid, were the result of arm's-length negotiations. The acquisitions were funded via a combination of cash from Company reserves, seller-financed notes, and draws on the Company's Bank Credit Facility (see below).

         4.    BANK CREDIT FACILITY

         On October 29, 1998, the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") between the Company and Bankers Trust
         Company, as agent for a syndicate of banks (the "Banks"), was amended (the "First Amendment") to modify certain financial covenants with which the Company was not in compliance. The Company incurred increased interest expense of $1,656,803 in 1998 as a result of the increased interest rate established by the First Amendment. As part of the First Amendment, the Company's credit availability was reduced from $400 million to $360 million (credit availability was temporarily reduced to $340 million until April 1, 1999). The Credit Agreement contained various financial covenants and other restrictions regarding specified activities. At December 31, 1998 the Company was in violation of certain of these covenants. Noncompliance with these covenants gave the lenders the right to accelerate the due date of outstanding amounts under the Facility. In addition to the possibility of accelerated due dates, the Company was unable to access availability under the Facility. On April 14, 1999 the Company entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the "Second Amendment"). (The Second Amendment together with the Credit Agreement and the First Amendment will be referred to as the "Bank Credit Facility"). The Second Amendment waived then existing events of default, modified financial covenants and made a number of other changes to the Credit Agreement. The
         Company is required to employ a manager, acceptable to the Banks, with expertise in managing companies that are in workout situations with their lenders. The Company's credit availability has been reduced from $360 million (credit availability was temporarily reduced to $340 million pursuant to the First Amendment) to $328.6 million, including a $75 million term loan and a $253.6 million revolving line of credit. As of May 7, 1999, approximately $248.5 million was outstanding under the revolving line of credit. Availability is frozen until May 19, 1999 (30 days after the retention of the manager referenced above). Substantially all of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility.

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

         Management has prepared operating projections, cash flow projections and related operating plans which indicate the Company can remain in compliance with the new financial covenants and meet its expected obligations throughout 1999. However, as with all projections, there is uncertainty as to whether management's projections can be achieved. In an event of default under the amended Credit Agreement, the Banks will have the ability to demand payment of all outstanding amounts, and there is currently no commitment as to how any such demand payment would be satisfied.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Substantial Leverage."

         5.    EARNINGS PER SHARE

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

                                                                         (unaudited)
                                                              --------------------------------
                                                                Three Months Ended March 31,
                                                              --------------------------------
                                                                   1998                1999
                                                              ------------        ------------

         Net income (loss)                                    $  2,989,000        $ (5,576,000)
                                                              ============        ============
         Weighted average common shares outstanding             14,953,000          15,205,000
         Effect of dilutive options and warrants                   228,000                  --
                                                              ------------        ------------
         Adjusted diluted commons shares outstanding            15,181,000          15,205,000
                                                              ============        ============
         Net income (loss) per common share
             - Basic                                          $       0.20        $      (0.37)
                                                              ============        ============
             - Diluted                                        $       0.20        $      (0.37)
                                                              ============        ============

         6.    BASIS OF FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements of the Company for the three months ended March 31, 1999 and 1998 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at March 31, 1999 and the results of operations and the cash flows for the three months ended March 31, 1999 and 1998.

         The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") has been issued effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and require that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company adopted the provisions of SFAS 131 in 1998; however, the Company operates in one industry segment and, accordingly, the adoption of SFAS 131 had no significant effect on the Company.

         8.    GOVERNMENT REGULATION

         In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers, including durable medical equipment suppliers, have received subpoenas and other requests for information in connection with such activities. On February 12, 1998, a subpoena from the Office of the Inspector General of the Department of Health and Human Services ("OIG") was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for payment from Medicare. Since that time the U.S. Department of Justice has begun examining issues involving Certificates for Medical Necessity and loaning of equipment by the Company nationwide. The Company has retained experienced health care counsel to represent it in this matter and is cooperating with the investigation. The Company's counsel has conducted meetings with governmental officials, and governmental officials have interviewed certain company officers and employees. The Company has responded to government requests for information and documents, and is cooperating with the government investigators to move forward with the investigation. The ultimate outcome of these matters is currently uncertain. Although this has not been confirmed, management believes that the investigation was initiated as a result of a qui tam complaint filed by a former employee of the Company under the False Claims Act.

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

         Health care law is an area of extensive and dynamic regulatory oversight. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement from government and other third-party payors. There can be no assurance that federal, state or local governments will not impose additional regulations upon the Company's activities. Such regulatory changes could adversely affect the Company's business, making the Company unable to comply with all regulations in the geographic areas in which it presently conducts, or wishes to commence, business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Government Regulation."

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "ESTIMATES," "PROJECTS", "MAY," "WILL", "LIKELY" AND WORDS OF SIMILAR IMPORT. SUCH STATEMENTS INCLUDE STATEMENTS CONCERNING THE COMPANY'S YEAR 2000 EFFORTS, BUSINESS STRATEGY, OPERATIONS, COST SAVINGS INITIATIVES, FUTURE COMPLIANCE WITH ACCOUNTING STANDARDS, INDUSTRY, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, EXISTING GOVERNMENT REGULATIONS AND CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS, PROJECTIONS, FUTURE COMPLIANCE WITH BANK CREDIT FACILITY COVENANTS, LEGISLATIVE PROPOSALS FOR HEALTHCARE REFORM, THE ABILITY TO ENTER INTO JOINT VENTURES, STRATEGIC ALLIANCES AND ARRANGEMENTS WITH MANAGED CARE PROVIDERS ON AN ACCEPTABLE BASIS, AND CHANGES IN REIMBURSEMENT POLICIES. SUCH STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BECAUSE OF A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS THAT ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

         STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q INVOLVING THE COMPANY'S YEAR 2000 EFFORTS CONSTITUTE "YEAR 2000 READINESS DISCLOSURE" UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT AND ARE SUBJECT TO THE PROTECTIONS OF SUCH ACT.

         GENERAL

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

         The following table sets forth the percentage of the Company's net revenues represented by each line of business for the periods presented:

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                          1998                 1999
                                                        --------              ------

         Home respiratory therapy services                   48%                53%
         Home infusion therapy services                      20                 20
         Home medical equipment and medical supplies         32                 27
                                                            ---                ---
             Total                                          100%               100%
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

         Prior to 1998, the Company had significantly expanded its operations through a combination of acquisitions of home health care companies, development of joint ventures and strategic alliances with health care delivery systems as well as internal growth. From 1996 through 1998, the Company acquired 72 home health care companies (40, 28 and 4 companies in 1996, 1997, and 1998 respectively). In 1998, the Company purposefully slowed its acquisition activity compared to prior years to focus on existing operations. As amended, the Company's Credit Agreement now requires bank consent for acquisitions or investments in new joint ventures. The Company does not expect to acquire any home health care businesses or to develop any new joint ventures in 1999.

         The Company's strategy for 1999 is to maintain a diversified offering of home health care services reflective of its current business mix. Respiratory services will remain a primary focus with increased emphasis on home medical equipment rental, enteral nutrition products and services and select infusion therapies.

         The Company also continues to implement a variety of initiatives designed to lower its costs. Activities completed or underway for 1999 include: (i) elimination of 41 positions at the Company's corporate Support Center and approximately 180 positions in the field during the first quarter of 1999; (ii) reduction of expenses related to these positions; (iii) reduction of other general and administrative expenses and field expenses such as travel and entertainment, marketing and advertising and consulting; (iv) greater control of capital expenditures at all levels; and (v) reduction of the Company's bad debt expense.

         GOVERNMENT REGULATION

         In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers, including durable medical equipment suppliers, have received subpoenas and other requests for information in connection with such activities. On February 12, 1998, a subpoena from the Office of the Inspector General of the Department of Health and Human Services ("OIG") was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for payment from Medicare. Since that time the U.S. Department of Justice has begun examining issues involving Certificates for Medical Necessity and loaning of equipment by the Company nationwide. The Company has retained experienced health care counsel to represent it in this matter and is cooperating with the investigation. The Company's counsel has conducted meetings with governmental officials, and governmental officials have interviewed certain company officers and employees. The Company has responded to government requests for information and documents, and is cooperating with the government investigators to move forward with the investigation. The ultimate outcome of these matters is currently uncertain. Although this has not been confirmed, management believes that the investigation was initiated as a result of a qui tam complaint filed by a former employee of the Company under the False Claims Act.

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

         Health care law is an area of extensive and dynamic regulatory oversight. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement from government and other third-party payors. There can be no assurance that federal, state or local governments will not impose additional regulations upon the Company's activities. Such regulatory changes could adversely affect the Company's business, making the Company unable to comply with all regulations in the geographic areas in which it presently conducts, or wishes to commence, business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Government Regulation."

         MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

         The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") and an additional reduction of 5% beginning January 1, 1999.

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

         The Company estimates the Medicare oxygen reimbursement reductions decreased net revenue and pre-tax income by approximately $6.1 million for the three months ended March 31, 1998. The Company estimates that the additional five percent reduction which began January 1, 1999, further decreased net revenue and pre-tax income by an additional $1.3 million for the three months ended March 31, 1999 for a total reduction of approximately $7.4 million for the three months ended March 31, 1999.

         On September 25, 1997, the Company announced initiatives to aggressively respond to the Medicare oxygen reimbursement reductions. More than 100 of the Company's total operating and billing locations were affected by these activities. The specific actions resulted in pre-tax accounting charges in the third quarter of 1997 of $65.0 million due to the closure, consolidation, or scaling back of nine billing center, the closure of 52 operating centers, the consolidation of operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of 406 employees in the affected locations. These activities were substantially completed as of June 30, 1998.

         RESULTS OF OPERATIONS

         The following table and discussion set forth items from the statements of operations as a percentage of net revenues:


                           PERCENTAGE OF NET REVENUES



                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                    1998                 1999
                                                                  ---------            -------

         Net Revenues                                                 100.0%           100.0%

         Costs and expenses:
           Cost of sales and related services                          23.9             24.9
           Operating expenses                                          52.9             58.1
           General and administrative                                   3.4              4.3
           Depreciation and amortization                                9.8             10.8
           Interest                                                     5.2              7.9
                                                                      -----            -----
                Total costs and expenses                               95.2%           105.9%
                                                                      -----            -----

           Income (loss) from operations before income taxes            4.8%            (5.9%)
                                                                      =====            =====

         The Company's operating results for the first quarter ended March 31, 1999 are significantly lower than historical trends and have been significantly impacted by the following factors: First, the Company has been greatly impacted by the 30% reduction in Medicare oxygen reimbursement rates (25% reduction effective January 1, 1998 with an additional 5% reduction effective January 1, 1999). The Company estimates that net revenue and pre-tax income has been reduced by approximately $7.4 million in the first quarter of 1999 as a result of the 25% and the additional 5% reductions. Second, the Company experienced a decline in revenues attributable to the exit and de-emphasis of certain lower margin business lines and by the termination of several managed care contracts which began in the latter half of 1998 (with continued effect into the first quarter of 1999). Third, the Company has halted the acquisition of home health care businesses and its joint venture development program. Fourth, accounts receivable have been adversely affected by a tougher payor environment and by process problems at the operating and billing center levels (caused by the consolidation of billing centers and employee turnover) which has resulted in higher bad debt expense. Further, the Company's implementation of process improvements in the billing and collection functions has been slower than anticipated.

         The Company's current financial situation stems from two pivotal events: significant reductions in Medicare oxygen reimbursement which began January 1, 1998 and the Company's ongoing restructuring which began in the latter part of 1997. In response to reimbursement reductions, the Company announced in September 1997 its intent to reshape its business model. The necessary changes to achieve this business model were not accomplished as rapidly as the Company had hoped. In addition, the Company believes the disruption caused by these changes has had more of an adverse impact on the organization as a whole than originally anticipated.

         In order to drive internal revenue growth during 1998, the Company embarked on a strategy to increase market share by focusing primarily on increasing respiratory revenues in existing centers. Concurrently, the Company determined that certain "non-core", lower margin products and services should be eliminated during the year. To accelerate the development of the Company's respiratory selling efforts, it increased its sales force by 67 account executives, on a net basis, by year-end. It also exited certain contracts and businesses perceived to be lower margin during the third and fourth quarters of 1998. The result was a substantial decrease in revenues during the latter half of 1998 and the first quarter of 1999.

         A new management team joined the Company in the fourth quarter of 1998, consisting of a new president and chief executive officer, a new chief operating officer and a new chief financial officer. Recognizing the negative impacts of the Company's business strategy, the new management ceased the exiting of business lines and contracts by mid-December of 1998. A new strategy for 1999 was developed to restore the Company's revenues and decrease expenses. Key points of this strategy are:

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

         As a result of this new strategy, operating expenses in the first quarter of 1999 were reduced by $1.7 million compared to the fourth quarter of 1998. Also, general and administrative expenses in the first quarter of 1999 were reduced by $800,000 compared to the fourth quarter of 1998 (excluding the non-recurring $1.3 million of executive severance expense in the fourth quarter of 1998).

         The operations of acquired centers are included in the operations of the Company from the effective date of each acquisition. The comparison of the results of operations between 1999 and 1998 is impacted by the operations of these acquired businesses. Also, the comparison of the results of operations between 1999 and 1998 is materially affected by the additional 5% Medicare oxygen reimbursement reduction and the unanticipated negative impact of the restructuring activities and related business strategies on the Company's ongoing operations.

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         NET REVENUES. Net revenues decreased from $102.8 million for the quarter ended March 31, 1998 to $91.2 million for the same period in 1999, a decrease of $11.6 million, or 11%. For the quarter ended March 31, 1999, the Company estimates the additional 5% Medicare oxygen reimbursement reductions decreased net revenue by approximately $1.3 million. Excluding the additional Medicare oxygen reimbursement reductions, net revenues would have decreased from $102.8 million to approximately $92.5 million for the quarters ended March 31, 1998 and 1999, respectively, a decrease of approximately $10.3 million, or 10%. This decrease is primarily attributable to lower sales of non-core low margin products, the exiting of lower margin contracts, and less than expected sales force effectiveness, offset somewhat by additional revenue from the 1998 acquisitions. Following is a discussion of the components of net revenues:

                  Sales and Related Services Revenues. Sales and related services revenues decreased from $48.2 million for the quarter ended March 31, 1998 to $42.9 million for the same period in 1999, a decrease of $5.3 million, or 11%. This decrease is primarily attributable to lower sales of non-core low margin products and the exiting of lower margin contracts, offset somewhat by additional sales revenue from the 1998 acquisitions.

                  Rentals and Other Revenue. Rentals and other revenues decreased from $53.2 million for the quarter ended March 31, 1998 to $47.8 million for the same period in 1999, a decrease of $5.4 million, or 10%. This decrease is primarily attributable to the exiting of lower margin contracts, the additional 5% Medicare oxygen reimbursement reduction and less than expected sales force effectiveness, offset somewhat by the additional rental revenue of the 1998 acquisitions.

                  Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures decreased from $1.4 million for the quarter ended March 31, 1998 to $0.6 million for the same period in 1999, a decrease of $0.8 million, or 57%, which was due primarily to the additional 5% Medicare oxygen reimbursement reduction and higher bad debt expense at certain joint venture locations.

         COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $24.5 million for the quarter ended March 31, 1998 to $22.8 million for the same period in 1999, a decrease of $1.7 million, or 7%. As a percentage of sales and related services revenues, cost of sales and related services increased from 51% to 53%. This increase is primarily attributable to lower vendor rebates in the quarter ended March 31, 1999 and a higher level of favorable book-to-physical inventory adjustments in the quarter ended March 31, 1998 compared to the same period in 1999.

         OPERATING EXPENSES. Operating expenses decreased from $54.3 million for the quarter ended March 31, 1998 to $53.0 million for the same period in 1999, a decrease of $1.3 million, or 2%. This decrease is primarily attributable to lower salary expense in the quarter ended March 31, 1999 as a result of the Company's aggressive steps to control expenses which included the elimination of 180 positions in the field. The lower salary expense was partially offset by higher bad debt expense. Bad debt expense was 4.8% of net revenue for the quarter ended March 31, 1999 compared to 3.4% of net revenue for the same period in 1998. Bad debt expense will remain at this current level or higher in the foreseeable future, if current collection trends are not improved. Even though the dollar level of operating expenses decreased, operating expenses as a percentage of net revenue increased from 53% for the first quarter of 1998 to 58% for the first quarter of 1999 as a result of decreased revenue.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $3.5 million for the quarter ended March 31, 1998 to $3.9 million for the same period in 1999, an increase of $0.4 million or 11%. The increase is attributable to higher legal and other professional fees in the quarter ended March 31, 1999.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased from $10.0 million for the quarter ended March 31, 1998 to $9.8 million for the same period in 1999, a decrease of $0.2 million, or 2%. This decrease is primarily attributable to the reduction in the amortization of goodwill as a result of the $37.8 million of impaired goodwill written off in the fourth quarter of 1998.

         INTEREST. Interest expense increased from $5.4 million for the quarter ended March 31, 1998, to $7.2 million for the same period in 1999, an increase of $1.8 million, or 33%. The increase was attributable to higher interest rates on borrowings, and to additional interest expense on increased borrowings under the Bank Credit Facility.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company's working capital was $103.3 million and the current ratio was 3.1x as compared to working capital of $99.1 million and a current ratio of 3.0x at December 31, 1998.

         On October 29, 1998, the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") between the Company and Bankers Trust Company, as agent for a syndicate of banks (the "Banks"), was amended (the "First Amendment") to modify certain financial covenants with which the Company was not in compliance. The Company incurred increased interest expense of $1,656,803 in 1998 as a result of the increased interest rate established by the First Amendment. As part of the First Amendment, the Company's credit availability was reduced from $400 million to $360 million (credit availability was temporarily reduced to $340 million until April 1, 1999). The Credit Agreement contained various financial covenants and other restrictions regarding specified activities. At December 31, 1998 the Company was in violation of certain of these covenants. Noncompliance with these covenants gave the lenders the right to accelerate the due date of outstanding amounts under the Facility. In addition to the possibility of accelerated due dates, the Company was unable to access availability under the Facility. On April 14, 1999 the Company entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the "Second Amendment"). (The Second Amendment together with the Credit Agreement and the First Amendment will be referred to as the "Bank Credit Facility"). The Second Amendment waived then existing events of default, modified financial covenants and made a number of other changes to the Credit Agreement. The Company is required to employ a manager, acceptable to the Banks, with expertise in managing companies that are in workout situations with their lenders. The Company's credit availability has been reduced from $360 million (credit availability was temporarily reduced to $340 million pursuant to the First Amendment) to $328.6 million, including a $75 million term loan and a $253.6 million revolving line of credit. As of May 7, 1999, approximately $248.5 million was outstanding under the revolving line of credit. Availability is frozen for 30 days after the retention of the manager referenced above. Substantially all of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility.

         Interest is payable on borrowings under the Bank Credit Facility at the election of the Company at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Bank Credit Facility) plus an applicable margin. The margin associated with the Adjusted Eurodollar Rate is fixed at 3.25%. The margin associated with the Base Lending Rate is fixed at 2.50%. The applicable margins increase 18 months after the date of the Second Amendment to 3.50% as to the Adjusted Eurodollar Rate and to 2.75% as to the Base Lending Rate. In addition, 18 months after the date of the Second Amendment, additional interest of 4.50% will accrue on that portion of the Bank Credit Facility that is in excess of four times adjusted EBITDA. As of March 31, 1999, the weighted average borrowing rate was 8.85%.

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

         The Credit Agreement, as amended, contains various financial covenants, the most restrictive of which relate to measurements of EBITDA, shareholder's equity, leverage, interest coverage ratios, and collections of accounts receivable. The Credit Agreement, as amended, also contains provisions for periodic reporting and the recapture of excess cash flow. Mandatory prepayments are due if excess cash flow targets are met or the Company issues debt securities.

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

         Management has prepared operating projections, cash flow projections and related operating plans which indicate the Company can remain in compliance with the new financial covenants and meet its expected obligations throughout 1999. However, as with all projections, there is uncertainty as to whether management's projections can be achieved. In an event of default under the amended Credit Agreement, the Banks will have the ability to demand payment of all outstanding amounts, and there is currently no commitment as to how any such demand payment would be satisfied.

         The Bank Credit Facility terminates and any unpaid obligations of the Company become due on April 15, 2002.

         In addition to maintaining compliance with its debt covenants, the Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired companies. The majority of the Company's accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $94.2 million and

         $95.6 million at December 31, 1998 and March 31, 1999, respectively. These receivables represented an average of approximately 92 and 99 days sales in accounts receivable at December 31, 1998 and March 31, 1999. This increase is primarily the result of disruptions in collections associated with the consolidation of billing centers and changes in certain billing procedures continuing from the Company's restructuring, described above under "Medicare Reimbursement for Oxygen Therapy Services."

         Net cash provided from operating activities was $3.5 million and $8.5 million for the three months ended March 31, 1998 and 1999, respectively. These amounts primarily represent net income plus depreciation and amortization and provisions for doubtful accounts and changes in the various components of working capital. Net cash used in investing activities was $51.5 million and $2.8 million for the three months ended March 31, 1998 and 1999, respectively. Acquisition expenditures decreased from $43.7 million for the three months ended March 31, 1998 to $50,000 for the same period in 1999. Capital expenditures decreased from $7.3 million for the three months ended March 31, 1998 to $3.8 million for the same period in 1999, a decrease of $3.5 million. Net cash provided from financing activities was $42.3 million and $3.1 million for the three months ended March 31, 1998 and 1999, respectively. The cash provided from financing activities for the three months ended March 31, 1998 and 1999 primarily related to proceeds from the Bank Credit Facility net of principal payments.

         The Company's principal capital requirements are for working capital. The Company has financed and intends to continue to finance these requirements with net cash provided by operations and, if available, with borrowings under the Bank Credit Facility.

         YEAR 2000 COMPLIANCE

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

         The status of specific systems being addressed through the Year 2000 plan is shown below:

         - The Company uses multiple computer systems for customer service, billing, and clinical operations. Approximately 75% of these are fully Year 2000 compliant as of March 31, 1999. All customer service, billing, and clinical systems have a target date of June 30, 1999 to be on Year 2000 compliant software.

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

         - The Company has contacted all business partners and payors where implicit or implied relationships are such that a significant disruption would be detrimental to the well-being of either entity. Responses are being received and reviewed on an on-going basis. Although the Company cannot require all such parties to respond, follow-up requests are being made to those who have not responded to initial requests. The Company intends to address in a timely manner any issues or problems that come to light as a result of these responses. At this point, the responses have indicated that major governmental payors (e.g., Medicare) will be Year 2000 compliant.

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

         The Company is highly dependent upon certain government and private third-party payors for reimbursement of claims for services and equipment provided by the Company. The Company has initiated correspondence with its most significant payors regarding their Year 2000 compliance efforts and intends to address in a timely manner any issues or problems that arise as a result of these responses. The Company, however, cannot be assured of the accuracy of the responses nor the timely remediation of third party claims processing and payment systems. Failure by third party payors to correct Year 2000 problems could have a material impact on the Company's cash flow from operations should delays in processing and appropriate payments occur.

         The Company believes its compliance efforts will resolve all material Year 2000 issues prior to December 31, 1999; however, as noted above, the Company has not completed all phases of its compliance efforts. If the Company does not complete its compliance program timely, the Company may be unable to properly service patients, generate bills, or undertake collection efforts. In addition, although the Company has received assurances from key vendors that their programs will be Year 2000 compliant on a timely basis, failure of the computer programs of key or multiple vendors and/or payors could materially adversely affect the Company's ability to provide services and/or collect revenue. Moreover, disruptions in the economy or health care industry in general caused by Year 2000 non-compliance could materially adversely affect the Company. Such results would adversely affect the Company's financial results and could cause defaults under its credit agreement. The Company could be sued for Year 2000 non-compliance. The amount of potential liability and losses in any such event cannot be reasonably estimated at this time.

         See "Risk Factors - Year 2000."

         RISK FACTORS

         This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company.

                  Substantial Leverage. The Company maintains a significant amount of long-term debt. As of March 31, 1999, the Company's consolidated indebtedness was $327,195,000. On April 14, 1999 the Company entered into the Second Amendment to the Bank Credit Facility. The Second Amendment waived events of default, modified existing financial covenants, and made a number of other changes to the Credit Agreement. The Second Amendment reduces the Company's credit availability from $360 million (credit availability was temporarily reduced to $340 million pursuant to the First Amendment) to $328.6 million and freezes the credit availability until May 19, 1999 (30 days after the hiring of a manager mandated by the Banks). The margins associated with the Eurodollar interest rate and the Base Lending Rate remain in place for 18 months and then increase. Additional interest rate increases are provided for that portion of the indebtedness in excess of four times adjusted EBITDA. These increases could have a material adverse effect on the Company's liquidity, business, financial condition and results of operations. The degree to which the Company is leveraged and the terms contained in the Bank Credit Facility will impair the Company's ability to finance, through its own cash flow or from additional financing, its future operations or pursue its business strategy and could make the Company more vulnerable to economic downturns, competitive and payor pricing pressures and adverse changes in government regulation. There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations. Additional sources of funds may be required and there can be no assurance the Company will be able to obtain additional funds on acceptable terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

                  Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. Federal laws governing the Company's activities include regulation of the repackaging and dispensing of drugs, Medicare reimbursement and certification and certain financial relationships with physicians and other health care providers. Although the Company intends to comply with all applicable fraud and abuse laws, there can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on the Company's business. In addition, the OIG has expanded its auditing of the health care industry in an effort better to detect and remedy fraud and abuse and irregularities in Medicare and Medicaid billing. The Company and many other health care providers have received subpoenas and other requests for information concerning its billing practices and its relationships with potential referral sources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation." There can be no assurance such activities will not have a material adverse effect on the Company's results of operations, financial condition or prospects. The Company is subject to state laws governing Medicaid, professional training, certificates of need, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards and many of the Company's employees must maintain licenses to provide some of the services offered by the Company. In addition, the Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or early implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include Prospective Payment and Consolidated Billing requirements for skilled nursing facilities and home health agencies, which do not affect the Company directly but could affect the Company's contractual relationships with such entities; a pilot project set to begin soon to determine the efficacy of competitive billing for certain durable medical equipment (DME); and Medicare and Medicaid surety bond requirements for home health agencies and DME suppliers. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company's results of operations, financial condition or prospects.

                  Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as days sales outstanding in excess of 90 days. The Company has implemented three key initiatives to improve accounts receivable performance: (i) proper staffing and training, (ii) process redesign and standardization, and
         (iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable. No assurances can be given, however, that additional charges for uncollectible accounts receivable will not be required as a result of continuing difficulties associated with the Company's billing activities and meeting payor documentation requirements and claim submission deadlines.

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

                  Dependence on Reimbursement by Third-Party Payors. For the three months ended March 31, 1999, the percentage of the Company's net revenues derived from Medicare, Medicaid and private pay was 45%, 10% and 45%, respectively. The net revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's net revenues and net income. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources, may also affect the Company's net revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. Also, many payors, including Medicare and Medicaid, are dependent upon their computer systems for determining and paying reimbursements to the Company. If such payor's computer systems are adversely affected by Year 2000 problems, this could have a material adverse impact on the Company's revenue and results of operations.

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

                  Acquisitions. In the past, the Company's strategic focus was on the acquisition of small to medium sized home health care suppliers in targeted markets. Although the Company attempted in its acquisitions to determine the nature and extent of any pre-existing liabilities, and generally has the right to seek indemnification from the previous owners for acts or omissions arising prior to the date of the acquisition, resolving issues of liability between the parties could involve a significant amount of time, manpower and expense on the part of the Company. If the Company or its subsidiary were to be unsuccessful in a claim for indemnity from a seller, the liability imposed on the Company or its subsidiary could have a material adverse effect on the Company's financial results and operations.

                  No Assurance of Growth or Successful Integration of Past Acquisitions. The Company reported a net loss of $5.6 million for the three months ended March 31, 1999. No assurance can be given that the Company will achieve profitable operations in the near term. The Company intends to expand its business primarily through internal growth of existing operations including existing hospital joint ventures. There can be no assurance that the Company can increase growth in net revenues. There can also be no assurance that previously acquired companies will be integrated successfully into the Company's operations or that any past acquisition will not have a material adverse effect upon the Company's results of operations, financial condition or prospects. The price of the Company's common stock may fluctuate substantially in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors.

                  "Year 2000". The Company has taken a comprehensive approach to its Year 2000 remediation work. The Company can give no assurance that it will not encounter unanticipated Year 2000 problems or that third parties it does business with (including payors and vendors) will adequately address their Year 2000 problems. The failure of third parties to adequately address their Year 2000 issues could have a material adverse effect on the Company's business, results of operations or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

                  Influence of Executive Officers, Directors and Principal Stockholder. On March 31, 1999, the Company's executive officers, directors and principal stockholder, Counsel Corporation ("Counsel"), in the aggregate, beneficially owned approximately 33% of the outstanding shares of the common stock of the Company. As a result of such equity ownership and their positions in the Company, if the executive officers, directors and principal stockholder were to vote all or substantially all of their shares in the same manner, they could significantly influence the management and policies of the Company, including the election of the Company's directors and the outcome of matters submitted to stockholders of the Company for approval. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. Recent changes in senior management may limit the Company's ability to attract and retain qualified personnel, which in turn could adversely affect profitability.

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


         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company's Bank Credit Facility uses a floating interest rate. As of March 31, 1999, the Company had outstanding borrowings of approximately $321.4 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $1.6 million. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed.


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



                             AMERICAN HOMEPATIENT, INC.

         May 14, 1999        By: /s/Marilyn A. O'Hara
                                 -----------------------------------------------
                                  Marilyn A. O'Hara
                                  Chief Financial Officer and An Officer Duly
                                  Authorized to Sign on Behalf of the registrant

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBITS
-------                    -----------------------

27                         Financial Data Schedule (for SEC use only)