Form 10-Q
period 1999-09-30
AMERICAN HOMEPATIENT INC
filed 1999-11-15
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

CHECK ONE                           FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999
                                              --------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSACTION PERIOD FROM _________ TO _________.

                           AMERICAN HOMEPATIENT, INC.
                           --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE               0-19532                  62-1474680
        ----------------         -----------        -----------------------
(STATE OR OTHER JURISDICTION OF  (COMMISSION   (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)   FILE NUMBER)

            5200 MARYLAND WAY, SUITE 400, BRENTWOOD, TENNESSEE  37027
            -------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

                                 (615) 221-8884
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
              ------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                          CHANGED SINCE LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  [X]   NO [ ]

                                   15,159,720
   ---------------------------------------------------------------------------
    (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 12, 1999)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 34

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


ASSETS
                                                                     December 31,      September 30,
                                                                         1998               1999
                                                                    -------------       -------------
CURRENT ASSETS
    Cash and cash equivalents                                       $   4,276,000       $  26,091,000
    Restricted cash                                                        51,000                  --
    Accounts receivable, less allowance for
         doubtful accounts of $41,147,000 and
         $44,745,000 respectively                                      99,574,000          92,482,000
    Inventories                                                        20,776,000          15,412,000
    Prepaid expenses and other assets                                   3,135,000           1,839,000
    Income tax receivable                                              13,090,000           3,047,000
    Deferred tax asset                                                  7,174,000          17,610,000
                                                                    -------------       -------------
          Total current assets                                        148,076,000         156,481,000
                                                                    -------------       -------------

PROPERTY AND EQUIPMENT, at cost                                       165,642,000         175,819,000
    Less accumulated depreciation and amortization                    (87,864,000)       (109,688,000)
                                                                    -------------       -------------
          Net property and equipment                                   77,778,000          66,131,000
                                                                    -------------       -------------

OTHER ASSETS
    Excess of cost over fair value of net assets acquired, net        249,173,000         244,503,000
    Investment in unconsolidated joint ventures                        23,325,000          19,253,000
    Deferred financing costs, net                                       4,119,000           4,079,000
    Deferred tax asset                                                  6,048,000           5,553,000
    Other assets, net                                                  23,373,000          17,163,000
                                                                    -------------       -------------
          Total other assets                                          306,038,000         290,551,000
                                                                    -------------       -------------
                                                                    $ 531,892,000       $ 513,163,000
                                                                    =============       =============

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                       December 31,        September 30,
                                                                           1998                1999
                                                                       -------------       -------------
CURRENT LIABILITIES
    Current portion of long-term debt and capital leases               $   7,024,000       $  11,038,000
    Trade accounts payable                                                10,629,000          16,283,000
    Other payables                                                         1,446,000           1,782,000
    Accrued expenses:
       Payroll and related benefits                                        9,074,000           7,596,000
       Interest                                                            3,327,000             840,000
       Insurance                                                           3,776,000           4,479,000
       Restructuring accruals                                              3,413,000           2,954,000
       Other                                                              10,272,000           7,690,000
                                                                       -------------       -------------
          Total current liabilities                                       48,961,000          52,662,000
                                                                       -------------       -------------

NONCURRENT LIABILITIES
    Long-term debt and capital leases, less current portion              316,918,000         314,077,000
    Other noncurrent liabilities                                           9,514,000           5,210,000
                                                                       -------------       -------------
          Total noncurrent liabilities                                   326,432,000         319,287,000
                                                                       -------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; authorized 5,000,000 shares;
       none issued and outstanding                                                --                  --
    Common stock, $.01 par value; authorized 35,000,000
       shares; issued and outstanding, 14,986,000 and
       15,160,000 shares, respectively                                       150,000             152,000
    Paid-in capital                                                      172,520,000         172,868,000
    Accumulated deficit                                                  (16,171,000)        (31,806,000)
                                                                       -------------       -------------
          Total stockholders' equity                                     156,499,000         141,214,000
                                                                       -------------       -------------
                                                                       $ 531,892,000       $ 513,163,000
                                                                       =============       =============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                        Three Months Ended Sept. 30              Nine Months Ended Sept. 30
                                                       --------------------------------       ---------------------------------
                                                            1998              1999                1998                1999
                                                       -------------       ------------       ------------        -------------
REVENUES
    Sales and related service revenues                 $  48,393,000       $ 42,694,000       $ 146,868,000       $ 128,273,000
    Rentals and other revenues                            51,755,000         45,814,000         156,727,000         140,415,000
    Earnings from joint ventures                           1,197,000            804,000           4,144,000           2,285,000
                                                       -------------       ------------       -------------       -------------
          Total revenues                                 101,345,000         89,312,000         307,739,000         270,973,000
                                                       -------------       ------------       -------------       -------------
EXPENSES
    Cost of sales and related services, excluding
       depreciation and amortization                      23,917,000         22,286,000          72,986,000          67,562,000
    Operating                                             72,251,000         51,326,000         180,583,000         156,077,000
    General and administrative                             9,219,000          3,319,000          16,269,000          10,742,000
    Depreciation and amortization                         10,084,000         10,224,000          29,532,000          30,208,000
    Interest                                               5,931,000          7,189,000          16,895,000          21,571,000
    Restructuring                                         (3,614,000)                --          (3,614,000)                 --
                                                       -------------       ------------       -------------       -------------
          Total expenses                                 117,788,000         94,344,000         312,651,000         286,160,000
                                                       -------------       ------------       -------------       -------------

LOSS FROM OPERATIONS BEFORE INCOME
    TAXES                                                (16,443,000)        (5,032,000)         (4,912,000)        (15,187,000)

PROVISION (BENEFIT) FOR INCOME TAXES                      (6,578,000)           150,000          (1,965,000)            448,000
                                                       -------------       ------------       -------------       -------------
NET LOSS                                               $  (9,865,000)      $ (5,182,000)      $  (2,947,000)      $ (15,635,000)
                                                       =============       ============       =============       =============

NET LOSS PER COMMON SHARE
       - Basic                                         $       (0.66)      $      (0.34)      $       (0.20)      $       (1.03)
                                                       =============       ============       =============       =============
       - Diluted                                       $       (0.66)      $      (0.34)      $       (0.20)      $       (1.03)
                                                       =============       ============       =============       =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
       - Basic                                            14,981,000         15,246,000          15,002,000          15,221,000
                                                       =============       ============       =============       =============
       - Diluted                                          14,981,000         15,246,000          15,002,000          15,221,000
                                                       =============       ============       =============       =============



The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                      Nine Months Ended September 30
                                                                      ------------------------------
                                                                          1998               1999
                                                                      -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $ (2,947,000)      $(15,635,000)
    Adjustments to reconcile net loss from operations
      to net cash provided from (used in) operating activities:
       Depreciation and amortization                                    29,532,000         30,208,000
       Equity in (earnings) losses of unconsolidated joint
          ventures                                                        (618,000)           651,000
       Minority interest                                                   257,000            157,000
       Other non-cash charges                                           10,500,000                 --
    Change in assets and liabilities, net of effects from
      acquisitions:
       Accounts receivable, net                                         (3,139,000)         7,283,000
       Restricted cash                                                          --             51,000
       Inventories                                                       1,095,000          5,475,000
       Prepaid expenses and other assets                                  (556,000)         1,304,000
       Income tax receivable                                            (1,570,000)           102,000
       Trade accounts payable, accrued expenses
          and other current liabilities                                  4,608,000            301,000
       Restructuring accruals                                           (7,728,000)          (458,000)
       Other non current liabilities                                        56,000             47,000
       Other assets                                                     (1,983,000)         1,005,000
                                                                      ------------       ------------
          Net cash provided from operating activities                   27,507,000         30,491,000
                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                 (58,420,000)          (500,000)
    Additions to property and equipment, net                           (24,151,000)       (10,527,000)
    Distributions from (advances to) unconsolidated joint
       ventures, net                                                    (7,155,000)         2,644,000
    Distributions to minority interest owners                              (10,000)           (49,000)
                                                                      ------------       ------------
       Net cash used in investing activities                           (89,736,000)        (8,432,000)
                                                                      ------------       ------------




                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                   (Continued)


                                                                     Nine Months Ended September 30
                                                                     ------------------------------
                                                                         1998               1999
                                                                     ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on debt and capital leases                     (13,679,000)        (3,349,000)
    Proceeds from issuance of debt                                     71,277,000          4,500,000
    Proceeds from exercise of stock options                               571,000             11,000
    Deferred financing costs                                             (129,000)        (1,406,000)
                                                                     ------------       ------------
          Net cash provided from (used in) financing activities        58,040,000           (244,000)
                                                                     ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (4,189,000)        21,815,000

CASH AND CASH EQUIVALENTS, beginning of period                         12,050,000          4,276,000
                                                                     ------------       ------------

CASH AND CASH EQUIVALENTS, end of period                             $  7,861,000       $ 26,091,000
                                                                     ============       ============

SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                        $ 14,472,000       $ 23,932,000
                                                                     ============       ============

    Cash payments of income taxes                                    $  2,034,000       $    416,000
                                                                     ============       ============




The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998

        1.  ORGANIZATION AND BACKGROUND

        American HomePatient, Inc. (the "Company") was incorporated in Delaware in September 1991. The Company's principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. The Company provides home health care services and products consisting primarily of respiratory therapies, infusion therapies, and the rental and sale of home medical equipment and home medical supplies. For the nine months ended September 30, 1999, such services represented 53%, 21% and 26%, respectively of net revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of September 30, 1999, the Company provided these services to patients primarily in the home through 310 centers in 38 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. From its inception through 1997 the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company's strategy shifted from acquiring new businesses to focusing more on internal growth, integrating its acquired operations and achieving operating efficiencies.

        2.  MEDICARE OXYGEN REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

        The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") and an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. In addition, Consumer Price Index increases in Medicare reimbursement rates for home medical equipment, including oxygen, will not resume until the year 2003. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. For the first nine months of 1999, Medicare oxygen reimbursements accounted for approximately 27% of the Company's revenues. The Company estimates the Medicare oxygen reimbursement reductions decreased net revenue and pre-tax income by approximately $18.5 million and $21.9 million for the nine months ended September 30, 1998 and 1999, respectively.

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

        In the quarter ended September 30, 1998, the Company adjusted its original estimates of restructuring costs resulting in the reversal of $1.6 million of excess restructuring accruals related to items requiring a cash payment, and $2.4 million of other valuation reserves established in connection with the restructuring. The restructuring accruals at September 30, 1999 represent remaining facility exit costs ($0.7 million) and termination costs of certain management contracts ($2.2 million). As costs were incurred and payments were made, $7.7 million and $0.5 million were charged against the restructuring accruals in the first nine months of 1998 and 1999, respectively.

        3.  ACQUISITIONS

        In 1998, the Company acquired four home health care businesses. The Company did not acquire any home health care businesses in the first nine months of 1999 and does not expect to acquire any home health care businesses during the remainder of 1999. The Company made payments of $0.5 million in the third quarter of 1999 under the terms of an earnout agreement related to a 1998 acquisition.

        The terms of the 1998 acquisitions, including the consideration paid, were the result of arm's-length negotiations. The acquisitions were funded via a combination of cash from Company reserves, seller-financed notes, and draws on the Company's Bank Credit Facility (see below).

        4.  BANK CREDIT FACILITY

        On October 29, 1998, the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") between the Company and Bankers Trust Company, as agent for a syndicate of banks (the "Banks"), was amended (the "First Amendment") to modify certain financial covenants with which the Company was not in compliance. The Company incurred increased interest expense of $1,657,000 and $3,047,000 in 1998 and the first nine months of 1999, respectively, as a result of the increased interest rate established by the First Amendment. As part of the First Amendment, the Company's credit availability was reduced from $400 million to $360 million (credit availability was temporarily reduced to $340 million until April 1, 1999). The Credit Agreement contained various financial covenants and other restrictions regarding specified activities. At December 31, 1998 the Company was in violation of certain of these covenants. Noncompliance with these covenants gave the lenders the right to exercise several remedies, including acceleration of the due date of all outstanding amounts under the Facility and denying the Company access to funding under the Facility. On April 14, 1999 the Company entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the "Second Amendment"). (The Second Amendment together with the Credit Agreement and the First Amendment will be referred to as the "Bank Credit Facility"). The Second Amendment waived then existing events of default, modified financial covenants and made a number of other changes to the Credit Agreement. The Company is required to employ a manager, acceptable to the Banks, with expertise in managing companies that are in workout situations with their lenders. The Company's credit availability has been reduced from $360 million (credit availability was temporarily reduced to $340 million pursuant to the First Amendment) to $328.6 million, including a $75 million term loan and a $253.6 million revolving line of credit. As of November 8, 1999, approximately $246.4 million was outstanding under the revolving line of credit and approximately $66.3 million was outstanding under the term loan. Substantially all of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility.

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

        The Company has agreed to issue on March 31, 2001 (provided loans, letters of credit or commitments are still outstanding) warrants to the Banks representing 19.99% of the fully diluted common stock of the Company issued and outstanding as of March 31, 2001. Fifty percent of these warrants would be exercisable at any time after issuance and the remaining fifty percent would be exercisable from and after September 30, 2001 (provided loans, letters of credit or commitments have not been terminated subsequent to March 31, 2001 and prior to September 30,
        2001). If exercised, the price of the warrants will be $0.01 per share.

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

        Management has prepared operating projections, cash flow projections and related operating plans which indicate the Company can remain in compliance with its financial covenants and meet its expected obligations throughout 1999. However, as with all projections, there is uncertainty as to whether management's projections can be achieved. For periods subsequent to 1999, the Company is committed to achieving financial covenants that contemplate increased levels of profitability, due in large part to revenue growth. If this revenue growth does not occur, the Company will likely not remain in compliance with its financial covenants throughout 2000 and will be required to reach a resolution with its Banks in this matter. In an event of default under the Bank Credit Facility, the Banks will have the ability to demand payment of all outstanding amounts, and there is currently no commitment as to how any such demand payment would be satisfied.

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


                                                                                      (unaudited)
                                                 ----------------------------------------------------------------------------------
                                                     Three Months Ended September 30,            Nine Months Ended September 30,
                                                 ----------------------------------------      ------------------------------------
                                                        1998                  1999                   1998                1999
                                                 ----------------        ---------------       ----------------       ------------
        Net loss                                 $     (9,865,000)      $     (5,182,000)      $     (2,947,000)      $(15,635,000)
                                                 ================       ================       ================       ============
        Weighted average common
            shares outstanding                         14,981,000             15,246,000             15,002,000         15,221,000

        Effect of dilutive options and warrants                --                     --                     --                 --
                                                 ----------------       ----------------       ----------------       ------------
        Adjusted diluted common shares
            outstanding                                14,981,000             15,246,000             15,002,000         15,221,000
                                                 ================       ================       ================       ============

        Net loss per common share
            - Basic                              $          (0.66)      $          (0.34)      $          (0.20)      $      (1.03)
                                                 ================       ================       ================       ============
            - Diluted                            $          (0.66)      $          (0.34)      $          (0.20)      $      (1.03)
                                                 ================       ================       ================       ============


        6.  BASIS OF FINANCIAL STATEMENTS

        The interim condensed consolidated financial statements of the Company for the three months and nine months ended September 30, 1999 and 1998 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at September 30, 1999 and the results of operations and the cash flows for the three months and nine months ended September 30, 1999 and 1998.

        The results of operations for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

        8.  GOVERNMENT REGULATION

        In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers, including durable medical equipment suppliers, have received subpoenas and other requests for information in connection with such activities. On February 12, 1998, a subpoena from the Office of the Inspector General of the Department of Health and Human Services ("OIG") was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for payment from Medicare. Since that time the U.S. Department of Justice has begun examining issues involving Certificates of Medical Necessity and loaning of equipment by the Company nationwide. The Company has retained experienced health care counsel to represent it in this matter and is cooperating with the investigation. The Company's counsel has conducted meetings with governmental officials, and governmental officials have interviewed certain company officers and employees. The Company has responded to government requests for information and documents, and is cooperating with the government investigators to move forward with the investigation. The Company has been engaged in discussions with the government concerning the investigation and settlement of these matters. To date there has been no resolution of these issues. An unfavorable outcome of the investigation would likely have a material adverse impact on the Company's future operating results and financial condition and also likely result in a breach under the Bank Credit Facility. Although this has not been confirmed, management believes that the investigation was initiated as a result of a qui tam complaint filed by a former employee of the Company under the False Claims Act.

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

        Health care law is an area of extensive and dynamic regulatory oversight. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement from government and other third-party payors. There can be no assurance that federal, state or local governments will not impose additional regulations upon the Company's activities. Such regulatory changes could adversely affect the Company's business, making the Company unable to comply with all regulations in the geographic areas in which it presently conducts, or wishes to commence business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Government Regulation."

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

        GENERAL

        The Company provides home healthcare services and products to patients through its 310 centers in 38 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors.

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

        The following table sets forth the percentage of the Company's net revenues represented by each line of business for the periods presented:


                                                       Nine Months Ended Sept. 30,
                                                       ---------------------------
                                                         1998             1999
                                                       --------         --------
        Home respiratory therapy services                 48%               53%
        Home infusion therapy services                    22                21
        Home medical equipment and medical supplies       30                26
                                                     -------           -------
           Total                                         100%              100%
                                                     =======           =======

        The Company reports its net revenues as follows: (i) sales and related services; (ii) rentals and other; and (iii) earnings from hospital joint ventures. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home medical equipment and supplies, the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. The majority of the Company's hospital joint ventures are not consolidated for financial statement reporting purposes. Earnings from hospital joint ventures represent the Company's equity in earnings from unconsolidated hospital joint ventures and management and administrative fees from unconsolidated hospital joint ventures. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Operating expenses include center labor costs, delivery expenses, selling costs, occupancy costs, costs related to rentals other than depreciation, billing center costs, provision for doubtful accounts, area management and other operating costs. General and administrative expenses include corporate and senior management expenses.

        Prior to 1998, the Company had significantly expanded its operations through a combination of acquisitions of home health care companies, development of joint ventures and strategic alliances with health care delivery systems as well as internal growth. From 1996 through 1998, the Company acquired 72 home health care companies (40, 28 and 4 companies in 1996, 1997, and 1998 respectively). In 1998, the Company purposefully slowed its acquisition activity compared to prior years to focus on existing operations. As amended, the Company's Bank Credit Facility now requires bank consent for acquisitions or investments in new joint ventures. The Company does not expect to acquire any home health care businesses or to develop any new joint ventures in 1999.

        The Company's strategy for 1999 is to maintain a diversified offering of home health care services reflective of its current business mix. Respiratory services will remain a primary focus with increased emphasis on home medical equipment rental, enteral nutrition products and services and select infusion therapies.

        The Company also continues to implement a variety of initiatives designed to lower its costs. Activities completed or underway for 1999 include: (i) elimination of 41 positions at the Company's corporate Support Center and approximately 300 positions in the field during the first nine months of 1999; (ii) reduction of expenses related to these positions; (iii) reduction of other general and administrative expenses and field expenses such as travel and entertainment, marketing and advertising and consulting; (iv) greater control of capital expenditures at all levels; and (v) reduction of the Company's bad debt expense.

        GOVERNMENT REGULATION

        In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers, including durable medical equipment suppliers, have received subpoenas and other requests for information in connection with such activities. On February 12, 1998, a subpoena from the Office of the Inspector General of the Department of Health and Human Services ("OIG") was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for payment from Medicare. Since that time the U.S. Department of Justice has begun examining issues involving Certificates of Medical Necessity and loaning of equipment by the Company nationwide. The Company has retained experienced health care counsel to represent it in this matter and is cooperating with the investigation. The Company's counsel has conducted meetings with governmental officials, and governmental officials have interviewed certain company officers and employees. The Company has responded to government requests for information and documents, and is cooperating with the government investigators to move forward with the investigation. The Company has been engaged in discussions with the government concerning the investigation and settlement of these matters. To date there has been no resolution of these issues. An unfavorable outcome of the investigation would likely have a material adverse impact on the Company's future operating results and financial condition and also likely result in a breach under the Bank Credit Facility. Although this has not been confirmed, management believes that the investigation was initiated as a result of a qui tam complaint filed by a former employee of the Company under the False Claims Act.

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

        Health care law is an area of extensive and dynamic regulatory oversight. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement from government and other third-party payors. There can be no assurance that federal, state or local governments will not impose additional regulations upon the Company's activities. Such regulatory changes could adversely affect the Company's business, making the Company unable to comply with all regulations in the geographic areas in which it presently conducts, or wishes to commence business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Government Regulation."

        MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

        The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") and an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. In addition, Consumer Price Index increases in Medicare reimbursement rates for home medical equipment, including oxygen, will not resume until the year 2003. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. For the first nine months of 1999, Medicare oxygen reimbursements accounted for approximately 27 percent of the Company's revenues. The Company estimates the Medicare oxygen reimbursement reductions decreased net revenue and pre-tax income by approximately $18.5 million and $21.9 million for the nine months ended September
        30, 1998 and 1999, respectively.

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

        The impact of these non-recurring charges on various classifications within the interim condensed statements of operations for the third quarter and nine months for 1998 is as follows:


             Cost of Sales                                 $   (386,000)
             Operating Expenses                              14,500,000
             General & Administrative Expenses                4,741,000
             Restructuring                                   (3,614,000)
                                                           ------------

                                                           $ 15,241,000
                                                           ============


        The following table and discussion sets forth items from the statements of operations, excluding the above discussed non-recurring charges, as a percentage of net revenues:

                           PERCENTAGE OF NET REVENUES
                        (EXCLUDING NON-RECURRING CHARGES)

                                                   Three Months Ended              Nine Months Ended
                                                      September 30                   September 30
                                                 ----------------------           --------------------
                                                   1998           1999             1998          1999
                                                 -------         ------           ------        ------

        Net Revenues                              100.0%         100.0%           100.0%         100.0%

        Costs and expenses:
           Cost of sales and related services      24.0           25.0             23.8           24.9
           Operating expenses                      56.9           57.5             54.0           57.6
           General and administrative               4.4            3.7              3.7            4.0
           Depreciation and amortization           10.0           11.4              9.6           11.1
           Interest                                 5.9            8.0              5.5            8.0
                                                -------        -------           ------        -------
                Total costs and expenses          101.2%         105.6%            96.6%         105.6%
                                                -------        -------           ------        -------

           Income (loss) from operations
              before income taxes                  (1.2)%         (5.6)%            3.4%          (5.6)%
                                                =======        =======           ======        =======


        The Company's operating results for the nine months ended September 30, 1999 are significantly lower than historical trends and have been significantly impacted by the following factors: First, the Company has been greatly impacted by the 30% reduction in Medicare oxygen reimbursement rates (25% reduction effective January 1, 1998 with an additional 5% reduction effective January 1, 1999). The Company estimates that net revenue and pre-tax income has been reduced by approximately $21.9 million in the nine months of 1999 as a result of the 25% and the additional 5% reductions. Second, the Company experienced a decline in revenues attributable to the exit and de-emphasis of certain lower margin business lines and by the termination of several managed care contracts which began in the latter half of 1998 (with continued effect into 1999). Third, the Company has halted the acquisition of home health care businesses and its joint venture development program. Fourth, accounts receivable have been adversely affected by a tougher payor environment and by process problems at the operating and billing center levels (caused by the consolidation of billing centers and employee turnover) which has resulted in higher bad debt expense. Further, the Company's implementation of process improvements in the billing and collection functions has been slower than anticipated.

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

        In order to drive internal revenue growth during the latter half of 1998, the Company embarked on a strategy to increase market share by focusing primarily on increasing respiratory revenues in existing centers. Concurrently, the Company determined that certain "non-core", lower margin products and services should be eliminated during the year. To accelerate the development of the Company's respiratory selling efforts, it increased its sales force by 67 account executives, on a net basis, by year-end. It also exited certain contracts and businesses perceived to be lower margin during the third and fourth quarters of 1998. The result was a substantial decrease in revenues during the latter half of 1998 and into 1999.

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

        2. Decrease and control operating expenses - the Company has already taken aggressive steps to decrease operating and general and administrative expenses. Through the first nine months of 1999, the Company has eliminated 41 positions from its corporate Support Center in Brentwood, Tennessee and approximately 300 positions in the field.

        3. Decrease DSO and bad debt - the Company has three key initiatives in place to improve accounts receivable performance: (i) proper staffing and training; (ii) process redesign and standardization; and (iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable.

        As a result of this new strategy, operating expenses in the third quarter of 1999 were reduced by $3.4 million compared to the fourth quarter of 1998. Also, general and administrative expenses in the third quarter of 1999 were reduced by $1.4 million compared to the fourth quarter of 1998 (excluding the non-recurring $1.3 million of executive severance expense in the fourth quarter of 1998).

        The operations of acquired centers are included in the operations of the Company from the effective date of each acquisition. The comparison of the results of operations between the nine months ended 1999 and 1998 is impacted by the operations of these acquired businesses. Also, the comparison of the results of operations between 1999 and 1998 is materially affected by the additional 5% Medicare oxygen reimbursement reduction and the unanticipated negative impact of the restructuring activities and related business strategies on the Company's ongoing operations.

        THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (EXCLUDING NON-RECURRING CHARGES)

        NET REVENUES. Net revenues decreased from $101.3 million for the quarter ended September 30, 1998 to $89.3 million for the same period in 1999, a decrease of $12.0 million, or 12%. This decrease is primarily attributable to lower sales of non-core low margin products, the exiting of lower margin contracts, and the additional 5% Medicare oxygen reimbursement reduction. Following is a discussion of the components of net revenues:

             Sales and Related Services Revenues. Sales and related services revenues decreased from $48.4 million for the quarter ended September 30, 1998 to $42.7 million for the same period in 1999, a decrease of $5.7 million, or 12%. This decrease is primarily attributable to lower sales of non-core low margin products and the exiting of lower margin contracts.

             Rentals and Other Revenues. Rentals and other revenues decreased from $51.8 million for the quarter ended September 30, 1998 to $45.8 million for the same period in 1999, a decrease of $6.0 million, or 12%. This decrease is primarily attributable to the exiting of lower margin contracts, the additional 5% Medicare oxygen reimbursement reduction and less than expected sales force effectiveness.

             Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures decreased from $1.2 million for the quarter ended September 30, 1998 to $0.8 million for the same period in 1999, a decrease of $0.4 million, or 33%, which was due primarily to the additional 5% Medicare oxygen reimbursement reduction and higher bad debt expense at certain joint venture locations.

        COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $24.3 million for the quarter ended September 30, 1998 to $22.3 million for the same period in 1999, a decrease of $2.0 million, or 8%. As a percentage of sales and related services revenues, cost of sales and related services increased from 50% to 52%. This increase is primarily attributable to lower vendor rebates in the quarter ended September 30, 1999, a higher level of favorable book-to-physical inventory adjustments recorded in the quarter ended September 30, 1998 compared to the same period in 1999 and the Company booking a 1999 provision for inventory related to exiting certain contracts and the de-emphasis of soft goods.

        OPERATING EXPENSES. Operating expenses decreased from $57.8 million for the quarter ended September 30, 1998 to $51.3 million for the same period in 1999, a decrease of $6.5 million, or 11%. This decrease is primarily attributable to lower salary expense in the quarter ended September 30, 1999 as a result of the Company's aggressive steps to control expenses which included the elimination of 300 positions in the field. The lower salary expense was partially offset by higher bad debt expense. Bad debt expense was 5.6% of net revenue for the quarter ended September 30, 1999 compared to 4.3% of net revenue for the same period in 1998. The Company analyzes its accounts receivable portfolio for collectibility on an ongoing basis. Negative trends in cash collections were experienced in the fourth quarter of 1998 and in the first quarter of 1999. However, cash collections improved in the second and third quarters of 1999. Management is in the process of reviewing its accounts receivable portfolio to determine whether additional bad debt reserves will be required as of December 31, 1999.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased from $4.5 million for the quarter ended September 30, 1998 to $3.3 million for the same period in 1999, a decrease of $1.2 million, or 27%. This decrease is attributable to lower salary expense as a result of the positions eliminated at the Corporate Support Center and reduced consulting expenses.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $10.1 million for the quarter ended September 30, 1998 to $10.2 million for the same period in 1999, an increase of $.1 million. Management is in the process of evaluating its goodwill and other intangibles for possible impairment in light of the Company's current operating results. If management determines that the current results are indicative of future performance, the carrying amount of some of the Company's goodwill and other intangibles may not be recoverable. If this conclusion is reached, some portion of these assets will be written off in the fourth quarter of 1999.

        INTEREST. Interest expense increased from $5.9 million for the quarter ended September 30, 1998, to $7.2 million for the same period in 1999, an increase of $1.3 million, or 22%. The increase is attributable to higher interest rates on borrowings, and to additional interest expense on increased borrowings under the Bank Credit Facility.

        NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 (EXCLUDING NON-RECURRING CHARGES)

        NET REVENUES. Net revenues decreased from $307.7 million for the nine months ended September 30, 1998 to $271.0 million for the same period in 1999, a decrease of $36.7 million, or 12%. This decrease is primarily attributable to lower sales of non-core low margin products, the exiting of lower margin contracts, and the additional 5% Medicare oxygen reimbursement reduction, offset somewhat by additional revenue from the 1998 acquisitions. Following is a discussion of the components of net revenues:

             Sales and Related Services Revenues. Sales and related services revenues decreased from $146.9 million for the nine months ended September 30, 1998 to $128.3 million for the same period in 1999, a decrease of $18.6 million, or 13%. This decrease is primarily attributable to lower sales of non-core low margin products and the exiting of lower margin contracts, offset somewhat by additional sales revenue from the 1998 acquisitions.

             Rentals and Other Revenues. Rentals and other revenues decreased from $156.7 million for the nine months ended September 30, 1998 to $140.4 million for the same period in 1999, a decrease of $16.3 million, or 10%. This decrease is primarily attributable to the exiting of lower margin contracts, the additional 5% Medicare oxygen reimbursement reduction and less than expected sales force effectiveness, offset somewhat by the additional rental revenue of the 1998 acquisitions.

             Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures decreased from $4.1 million for the nine months ended September 30, 1998 to $2.3 million for the same period in 1999, a decrease of $1.8 million, or 44%, which was due primarily to the additional 5% Medicare oxygen reimbursement reduction and higher bad debt expense at certain joint venture locations.

        COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $73.4 million for the nine months ended September 30, 1998 to $67.6 million for the same period in 1999, a decrease of $5.8 million, or 8%. As a percentage of sales and related services revenues, cost of sales and related services increased from 50% to 53%. This increase is primarily attributable to lower vendor rebates in the nine months ended September 30, 1999, a higher level of favorable book-to-physical inventory adjustments recorded in the nine months ended September 30, 1998 compared to the same period in 1999 and the Company booking a 1999 provision for inventory related to exiting certain contracts and the de-emphasis of soft goods.

        OPERATING EXPENSES. Operating expenses decreased from $166.1 million for the nine months ended September 30, 1998 to $156.1 million for the same period in 1999, a decrease of $10.0 million, or 6%. This decrease is primarily attributable to lower salary expense in the nine months ended September 30, 1999 as a result of the Company's aggressive steps to control expenses which included the elimination of 300 positions in the field. The lower salary expense was partially offset by higher bad debt expense. Bad debt expense was 5.1% of net revenue for the nine months ended September 30, 1999 compared to 3.7% of net revenue for the same period in 1998. The Company analyzes its accounts receivable portfolio for collectibility on an ongoing basis. Negative trends in cash collections were experienced in the fourth quarter of 1998 and in the first quarter of 1999. However, cash collections improved in the second and third quarters of 1999. Management is in the process of reviewing its accounts receivable portfolio to determine whether additional bad debt reserves will be required as of December 31, 1999. Even though the dollar level of operating expenses decreased, operating expenses as a percentage of net revenue increased from 54% for the nine months ended September 30, 1998 to 58% for the same period in 1999 as a result of decreased revenue.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased from $11.5 million for the nine months ended September 30, 1998 to $10.7 million for the same period in 1999, a decrease of $0.8 million or 7%. This decrease is attributable to lower salary expense as a result of the positions eliminated at the Corporate Support Center and reduced consulting expenses.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $29.5 million for the nine months ended September 30, 1998 to $30.2 million for the same period in 1999, an increase of $0.7 million, or 2%. Management is in the process of evaluating its goodwill and other intangibles for possible impairment in light of the Company's current operating results. If management determines that the current results are indicative of future performance, the carrying amount of some of the Company's goodwill and other intangibles may not be recoverable. If this conclusion is reached, some portion of these assets will be written off in the fourth quarter of 1999.

        INTEREST. Interest expense increased from $16.9 million for the nine months ended September 30, 1998, to $21.6 million for the same period in 1999, an increase of $4.7 million, or 28%. The increase was attributable to higher interest rates on borrowings, and to additional interest expense on increased borrowings under the Bank Credit Facility.

        LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1999, the Company's working capital was $103.8 million and the current ratio was 3.0x as compared to working capital of $99.1 million and a current ratio of 3.0x at December 31, 1998.

        On October 29, 1998, the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") between the Company and Bankers Trust Company, as agent for a syndicate of banks (the "Banks"), was amended (the "First Amendment") to modify certain financial covenants with which the Company was not in compliance. The Company incurred increased interest expense of $1,657,000 and $3,047,000 in 1998 and the first nine months of 1999, respectively, as a result of the increased interest rate established by the First Amendment. As part of the First Amendment, the Company's credit availability was reduced from $400 million to $360 million (credit availability was temporarily reduced to $340 million until April 1, 1999). The Credit Agreement contained various financial covenants and other restrictions regarding specified activities. At December 31, 1998 the Company was in violation of certain of these covenants. Noncompliance with these covenants gave the lenders the right to exercise several remedies, including acceleration of the due date of all outstanding amounts under the Facility and denying the Company access to funding under the Facility. On April 14, 1999 the Company entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the "Second Amendment"). (The Second Amendment together with the Credit Agreement and the First Amendment will be referred to as the "Bank Credit Facility"). The Second Amendment waived then existing events of default, modified financial covenants and made a number of other changes to the Credit Agreement. The Company is required to employ a manager, acceptable to the Banks, with expertise in managing companies that are in workout situations with their lenders. The Company's credit availability has been reduced from $360 million (credit availability was temporarily reduced to $340 million pursuant to the First Amendment) to $328.6 million, including a $75 million term loan and a $253.6 million revolving line of credit. As of November 8, 1999, approximately $246.4 million was outstanding under the revolving line of credit and approximately $66.3 million was outstanding under the term loan. Substantially all of the Company's operating assets have been pledged as security for borrowings under the Bank Credit Facility.

        Interest is payable on borrowings under the Bank Credit Facility at the election of the Company at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Bank Credit Facility) plus an applicable margin. The margin associated with the Adjusted Eurodollar Rate is fixed at 3.25%. The margin associated with the Base Lending Rate is fixed at 2.50%.

        The applicable margins increase on September 30, 2000 to 3.50% as to the Adjusted Eurodollar Rate and to 2.75% as to the Base Lending Rate. In addition, from and after September 30, 2000, additional interest of 4.50% will accrue on that portion of the Bank Credit Facility that is in excess of four times adjusted EBITDA. As of September 30, 1999, the weighted average borrowing rate was 8.2416%.

        The Company has agreed to issue on March 31, 2001 (provided loans, letters of credit or commitments are still outstanding) warrants to the Banks representing 19.99% of the fully diluted common stock of the Company issued and outstanding as of March 31, 2001. Fifty percent of these warrants would be exercisable at any time after issuance and the remaining fifty percent would be exercisable from and after September 30, 2001 (provided loans, letters of credit or commitments have not been terminated subsequent to March 31, 2001 and prior to September 30,
        2001). If exercised, the price of the warrants will be $0.01 per share.

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

        Management has prepared operating projections, cash flow projections and related operating plans which indicate the Company can remain in compliance with its financial covenants and meet its expected obligations throughout 1999. However, as with all projections, there is uncertainty as to whether management's projections can be achieved. For periods subsequent to 1999, the Company is committed to achieving financial covenants that contemplate increased levels of profitability, due in large part to revenue growth. If this revenue growth does not occur, the Company will likely not remain in compliance with its financial covenants throughout 2000 and will be required to reach a resolution with its Banks in this matter. In an event of default under the Bank Credit Facility, the Banks will have the ability to demand payment of all outstanding amounts, and there is currently no commitment as to how any such demand payment would be satisfied.

        The Bank Credit Facility terminates and any unpaid obligations of the Company become due on April 15, 2002.

        In addition to maintaining compliance with its debt covenants, the Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired companies. The majority of the Company's accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $94.2 million and $90.0 million at December 31, 1998 and September 30, 1999, respectively. These receivables represented an average of approximately 92 and 96 days sales in accounts receivable at December 31, 1998 and September 30, 1999. This increase is primarily the result of disruptions in collections associated with the consolidation of billing centers and changes in certain billing procedures continuing from the Company's restructuring, described above under "Medicare Reimbursement for Oxygen Therapy Services." The Company analyzes its accounts receivable portfolio for collectibility on an ongoing basis. Negative trends in cash collections were experienced in the fourth quarter of 1998 and in the first quarter of 1999. However, cash collections improved in the second and third quarters of 1999. Management is in the process of reviewing its accounts receivable portfolio to determine whether additional bad debt reserves will be required as of December 31, 1999.

        Net cash provided from operating activities was $27.5 million and $30.5 million for the nine months ended September 30, 1998 and 1999, respectively. These amounts primarily represent net income plus depreciation and amortization and changes in the various components of working capital. Net cash used in investing activities was $89.7 million and $8.4 million for the nine months ended September 30, 1998 and 1999, respectively. Acquisition expenditures decreased from $58.4 million for the nine months ended September 30, 1998 to $0.5 million for the same period in 1999. Capital expenditures decreased from $24.2 million for the nine months ended September 30, 1998 to $10.5 million for the same period in 1999, a decrease of $13.7 million. Net cash provided from (used in) financing activities was $58.0 million and ($0.2 million) for the nine months ended September 30, 1998 and 1999, respectively. The cash provided from financing activities for the nine months ended September 30, 1998 primarily related to proceeds from the Bank Credit Facility, net of principal payments.

        The Company's principal capital requirements are for working capital. The Company has financed and intends to continue to finance these requirements with net cash provided by operations and, if available, with borrowings under the Bank Credit Facility.

        OVER-THE-COUNTER MARKET TRADING

        Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company's common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, beginning September 2, 1999, trading of the Company's common stock is conducted on the over-the-counter market ("OTC") or, on application by broker-dealers, in the NASD's Electronic Bulletin Board using the Company's current trading symbol, AHOM. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Liquidity."

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

        Year 2000 remediation work is being performed by both internal and external personnel. Most of the Company's software is supplied by external vendors. In all cases, the Company has worked with the vendor to ensure that a Year 2000 compliant version has been developed and certified, and that the version has been installed when available. The majority of testing and certification must be performed by these vendors, and the Company has been informed that such vendors have undertaken such testing and certification. The Company has no means to assure that third party vendors' programs will be Year 2000 compliant on a timely basis. The effect of any such non-compliance is indeterminable.

        The Company has incurred approximately $1,000,000 in costs associated with its Year 2000 compliance efforts, primarily as capital expenditures. Remaining costs to achieve Year 2000 compliance are expected to be less than $200,000, also as capital expenditures. These costs are being funded from operating cash flow.

        In addition to computer systems, the Company is performing inventories and assessments of other critical equipment. This includes patient care equipment, branch telephone systems, and other embedded systems.

        The status of specific systems being addressed through the Year 2000 plan is shown below:

        - The Company uses multiple computer systems for customer service, billing, and clinical operations. Approximately 95% of these are fully Year 2000 compliant as of September 30, 1999 with a target of 100% compliance by November 30, 1999.

        - The financial systems were made Year 2000 compliant in January 1998. Payroll and Human Resources systems were also converted to Year 2000 compliant versions in October 1998.

        - Product manufacturers and suppliers of equipment/supplies used in conjunction with patient care have been contacted to determine the status of compliance for all patient equipment. In the few instances where equipment has been identified with Year 2000 compliance issues, the non-compliant equipment was either upgraded or replaced as of July 31, 1999.

        - The Company has multiple telephone systems in place throughout its 310 centers. These systems have been evaluated and a few voice mail systems have been identified which may have Year 2000 implications. These phone/voice mail systems were upgraded or replaced as of September 30, 1999.

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

        - Contingency plans have been established for all critical systems, as well as for branch operations. The three main areas of concern which have been identified are internal systems, equipment vendor support, and payor problems. Each of these areas requires a specific set of guidelines and action plans to successfully handle situations which may arise due to computer problems (internal and external), supply/distribution chain disruption, power or communications interruption, or other, as yet unforeseen events.

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

        Failure by third party payors to correct Year 2000 problems could have a material impact on the Company's cash flow from operations should delays in processing and appropriate payments occur. Medicare has indicated that it will delay processing of claims having Year 2000 dates of service until January 17, 2000. Such action could have a short term impact on the Company's cash flow in the first quarter of 2000.

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

                Substantial Leverage. The Company maintains a significant amount of long-term debt. As of September 30, 1999, the Company's consolidated indebtedness was $325,115,000. On April 14, 1999 the Company entered into the Second Amendment to the Bank Credit Facility. The Second Amendment waived events of default, modified existing financial covenants, and made a number of other changes to the Credit Agreement. The Second Amendment reduces the Company's credit availability from $360 million (credit availability was temporarily reduced to $340 million pursuant to the First Amendment) to $328.6 million. The margins associated with the Eurodollar interest rate and the Base Lending Rate remain in place for 18 months and then increase. Additional interest rate increases are provided for that portion of the indebtedness in excess of four times adjusted EBITDA. These increases could have a material adverse effect on the Company's liquidity, business, financial condition and results of operations. The degree to which the Company is leveraged and the terms contained in the Bank Credit Facility may impair the Company's ability to finance, through its own cash flow or from additional financing, its future operations or pursue its business strategy and could make the Company more vulnerable to economic downturns, competitive and payor pricing pressures and adverse changes in government regulation. There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations. Additional sources of funds may be required and there can be no assurance the Company will be able to obtain additional funds on acceptable terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

                Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. Federal laws governing the Company's activities include regulation of the repackaging and dispensing of drugs, Medicare reimbursement and certification and certain financial relationships with physicians and other health care providers. Although the Company intends to comply with all applicable fraud and abuse laws, there can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on the Company's business. In addition, the OIG has expanded its auditing of the health care industry in an effort better to detect and remedy fraud and abuse and irregularities in Medicare and Medicaid billing. The Company, its competitors, and many other health care providers have received subpoenas and other requests for information concerning its billing practices and its relationships with potential referral sources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation." There can be no assurance such activities will not have a material adverse effect on the Company's results of operations, financial condition or prospects. The Company is subject to state laws governing

        Medicaid, professional training, certificates of need, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards and many of the Company's employees must maintain licenses to provide some of the services offered by the Company. In addition, the Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or early implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include: (i) Prospective Payment System ("PPS") and Consolidated Billing requirements for skilled nursing facilities and home health agencies, which do not affect the Company directly but could affect the Company's contractual relationships with such entities; (ii) a pilot project in Polk County, Florida which began on October 1, 1999 in which the Company is participating, to determine the efficacy of competitive bidding for certain durable medical equipment ("DME"), under which pilot project Medicare reimbursement for certain items will be reduced between 18% and 31% from the current fee schedule; and
        (iii) deadlines for meeting Medicare and Medicaid surety bond requirements for home health agencies and DME suppliers. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company's results of operations, financial condition or prospects.

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

                Liquidity. Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company's common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, beginning September 2, 1999, trading of the Company's common stock is conducted on the over-the-counter market ("OTC") or, on application by broker-dealers, in the NASD's Electronic Bulletin Board using the Company's current trading symbol, AHOM. As a result of the de-listing, the liquidity of the Company's common stock and its price have been adversely affected which may limit the Company's ability to raise additional capital.

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

                Medicare Reimbursement for Oxygen Therapy and Other Services. In 1998 oxygen therapy services reimbursement from Medicare accounted for approximately 23.5% of the Company's revenues. The Balanced Budget Act of 1997, as amended, reduced Medicare reimbursement rates for oxygen and certain oxygen equipment to 75% of their 1997 levels beginning January 1, 1998 and to 70% of their 1997 levels beginning January 1, 1999. Reimbursement for drugs and biologicals was reduced by 5% beginning January 1, 1998. Effective January 1, 1998, payments for parenteral and enteral nutrition ("PEN") were frozen at 1995 levels, through the year 2002. Effective October 1, 1999, Medicare established new guidelines for respiratory assist devices ("RAD"), which includes continuous positive airway pressure devices, bi-level respiratory devices (without backup) and bi-level respiratory devices with back up. The changes require additional documentation in order to continue coverage on existing patients as well as new coverage criteria for new patients. In addition, the bi-level respiratory device (without backup) was transferred from a frequently serviced item to "capped rental". Currently, respiratory assist devices account for approximately $8 million in annualized revenues. The above changes will likely slow cash collections as well as negatively impact revenues. At this time, the Company is unable to estimate the impact on cash collections and revenues. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. In addition, Consumer Price Index ("CPI") increases in Medicare reimbursement rates for home medical equipment (including oxygen, home respiratory therapy and home infusion therapy) will not resume until the year 2003, and CPI updates for prosthetics and orthotics are limited to 1% per year. In March, 1998, HCFA was granted "inherent reasonableness" authority to reduce payments for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment. The Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. Reimbursement reductions already implemented have materially adversely affected the Company's net revenues and net income, and any such future reductions could have a similar material adverse effect.

                Dependence on Reimbursement by Third-Party Payors. For the nine months ended September 30, 1999, the percentage of the Company's net revenues derived from Medicare, Medicaid and private pay was 46%, 10% and 44%, respectively. The net revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's net revenues and net income. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company's net revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. Also, many payors, including Medicare and Medicaid, are dependent upon their computer systems for determining and paying reimbursements to the Company. If such payor's computer systems are adversely affected by Year 2000 problems, this could have a material adverse impact on the Company's revenue and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

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

                Role of Managed Care. As managed care assumes an increasingly significant role in markets in which the Company operates, the Company's success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue to experience downward pressure as a result of payors' efforts to contain or reduce the costs of health care by increasing case management review of services and negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, unless the Company also decreases its cost for providing services and increases higher margin services, it will experience declining profit margins.

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

                No Assurance of Growth. The Company reported a net loss of $15.6 million for the nine months ended September 30, 1999. No assurance can be given that the Company will achieve profitable operations in the near term. The Company intends to expand its business primarily through internal growth of existing operations. There can be no assurance that the Company can increase growth in net revenues. The price of the Company's common stock may fluctuate substantially in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors.

                Influence of Executive Officers, Directors and Principal Stockholder. On September 30, 1999, the Company's executive officers, directors and principal stockholder, Counsel Corporation ("Counsel"), in the aggregate, beneficially owned approximately 33% of the outstanding shares of the common stock of the Company. As a result of such equity ownership and their positions in the Company, if the executive officers, directors and principal stockholder were to vote all or substantially all of their shares in the same manner, they could significantly influence the management and policies of the Company, including the election of the Company's directors and the outcome of matters submitted to stockholders of the Company for approval. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. Recent organizational restructurings and the ongoing OIG investigation, among other factors, may limit the Company's ability to attract and retain qualified personnel, which in turn could adversely affect profitability.

                Competition. The home health care market is highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. Some of the Company's present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company. In addition, there are relatively few barriers to entry in the local markets served by the Company, and it encounters substantial competition from new market entrants.

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

        ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company's Bank Credit Facility provides for a floating interest rate. As of September 30, 1999, the Company had outstanding borrowings of approximately $319.9 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $1.7 million. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed.

                           PART II. OTHER INFORMATION

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (A) Exhibits. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

        (B) Reports on Form 8-K. On September 3, 1999 the Company filed a current report on Form 8-K reporting that the Nasdaq National Market has de-listed the Company's common stock from the Nasdaq National Market System effective at the close of business on September 1, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMERICAN HOMEPATIENT, INC.


        November 15, 1999            By: /s/Marilyn A. O'Hara
                                         ---------------------------------
                                         Marilyn A. O'Hara
                                         Chief Financial Officer and An Officer
                                         Duly Authorized to Sign on Behalf of
                                         the registrant

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                DESCRIPTION OF EXHIBITS
------                -----------------------

27                    Financial Data Schedule (for SEC use only)
