Form 10-K405
period 1999-12-31
AMERICAN HOMEPATIENT INC
filed 2000-04-13
CIK 879181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
CHECK ONE:

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ______ TO
         _____.

                         COMMISSION FILE NUMBER 0-19532

                           AMERICAN HOMEPATIENT, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               62-1474680
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

5200  MARYLAND WAY, SUITE 400                                     37027-5018
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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of March 20, 2000 was $9,947,808.

On March 20, 2000, 15,471,086 shares of the registrant's $0.01 par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: Portions of the Registrant's definitive proxy statement for its 2000 Annual Meeting of stockholders.

                                     PART I

ITEM 1.  BUSINESS

                              INTRODUCTORY SUMMARY

         American HomePatient, Inc. (the "Company") was incorporated in Delaware in September 1991. The Company's principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. The Company provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of December 31, 1999, the Company provided these services to patients primarily in the home through 308 centers in 38 states. From its inception through 1997 the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company's strategy shifted from acquiring new businesses to focus more on internal growth, the integration of its acquired operations and achieving operating efficiencies.


                      MATERIAL 1999 CORPORATE DEVELOPMENTS.

         Medicare Oxygen Reimbursement Reductions. The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") and an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. In addition, Consumer Price Index increases in Medicare reimbursement rates for home medical equipment, including oxygen, will not resume until the year 2003. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements accounted for approximately 27% of the Company's revenues in 1999. The Company estimates that the Medicare Oxygen Reimbursement Reductions decreased net revenue and pre-tax income by approximately $24.5 million during 1998 and $29.2 million during 1999.

         1999 Accounting Charges. The Company recorded $77.5 million in accounting charges in the fourth quarter of 1999. These charges consisted of $17.1 million to increase the Company's accounts receivable reserves which resulted in increased bad debt expense above previous quarters of 1999; $41.1 million to write off impaired goodwill; $19.9 million to establish a valuation allowance for deferred tax assets; $0.9 million to record the anticipated loss on the dissolution of one of the Company's joint ventures; and a credit of $1.5 million for the reversal of excess restructuring reserves originally recorded in 1997.

         Bank Credit Facility. The Company is the borrower under a $312.5 million credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of banks (the "Banks"). The Company was in default under several of the financial covenants in the Fourth Amended and Restated Credit Agreement, as amended, between the Company and Bankers Trust Company, as agent for the Banks (the Credit Agreement as amended from time to time is hereinafter referred to as the "Credit Agreement") as a result of the Company's financial results for fiscal year 1999 and the fourth quarter of 1999. The Credit Agreement was amended on April 6, 2000. The Company, on that date, entered into a Third Amendment and Limited Waiver to Fourth Amended and Restated Credit Agreement (the "Third Amendment"). The Third Amendment waives existing events of default, provides for a $5 million principal repayment, modifies financial covenants, freezes availability under the Bank Credit Facility at the amounts outstanding under Bank Credit Facility at the time of the Third Amendment and makes a number of other changes to the Credit Agreement. The Company is required to employ a bank financial advisor to review and evaluate the Company's finances. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of March 28, 2000, totals $312.5 million.

         There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations.

         The Credit Agreement was previously amended on April 14, 1999. The Company, on that date, entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment waived then existing events of default, modified financial covenants and made a number of other changes to the Credit Agreement. The Company was required to employ a manager, acceptable to the Banks, with expertise in managing companies that are in workout situations with their lenders. The term of such Manager's employment has expired.

         As part of the Second Amendment, the Company's credit availability was reduced from $360.0 million to $328.6 million, including a $75.0 million term loan and $253.6 million revolving line of credit. As of December 31, 1999, the Company's credit availability was reduced to $318.4 million, including a $64.8 million term loan and a $253.6 revolving line of credit. As of December 31, 1999, $313.3 million was outstanding under the Credit Facility, including $248.5 million under the revolving line of credit and $64.8 million under the term loan.

         As part of the Second Amendment, the Company agreed to issue on March 31, 2001 (provided loans, letters of credit or commitments are still outstanding) warrants to the Banks representing 19.99% of the fully diluted common stock of the Company issued and outstanding as of March 31, 2001. Fifty percent of these warrants would be exercisable at any time after issuance and the remaining fifty percent would be exercisable from and after September 30, 2001 (provided loans, letters of credit or commitments have not been terminated subsequent to March 31, 2001 and prior to September 30, 2001). If exercised, the price of the warrants will be $0.01 per share.

         See "Business -- Risk Factors -- Substantial Leverage" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Changes to Company's Strategic Direction. In order to drive internal revenue growth during the latter half of 1998, the Company embarked on a strategy to increase market share by focusing primarily on increasing respiratory revenues in existing centers. Concurrently, the Company determined that certain "non-core", lower margin products and services should be eliminated. To accelerate the development of the Company's respiratory selling efforts, it increased its sales force by 67 account executives, on a net basis, by December 31, 1998. It also exited certain contracts and businesses perceived to be lower margin during the third and fourth quarters of 1998. The result was a substantial decrease in revenues during the latter half of 1998 and into 1999.

         A new management team joined the Company in the fourth quarter of 1998, consisting of a new president and chief executive officer, a new chief operating officer and a new chief financial officer. Recognizing the negative impacts of the Company's business strategy, the new management ceased the exiting of business lines and contracts by mid-December of 1998. A new strategy for 1999 was developed to restore the Company's revenues and decrease expenses. Key points of this strategy are:

         1. Stabilize and increase profitable revenues -- respiratory therapies will remain a primary focus of the Company. However, the Company has broadened its offering and sales focus in 1999 to include other profitable business units such as enteral nutrition, HME rental, and select infusion therapy services. The Company has also re-directed its efforts to increase revenues for certain managed care contracts -- both new and existing.

         2. Decrease and control operating expenses -- the Company has taken aggressive steps to decrease operating and general and administrative expenses. During 1999, the Company eliminated 41 positions from its corporate Support Center in Brentwood, Tennessee and approximately 400 positions in the field.

         3. Decrease DSO and bad debt -- the Company has three key initiatives in place to improve accounts receivable performance: (i) proper staffing and training; (ii) process redesign and standardization; and (iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable.

         NASDAQ De-listing. Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company's common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, beginning September 2, 1999, trading of the Company's common stock is conducted on the over-the-counter market ("OTC") or, on application by broker-dealers, in the NASD's Electronic Bulletin Board using the Company's current trading symbol, AHOM. As a result of the de-listing, the liquidity of the Company's common stock and its price have been adversely affected which may limit the Company's ability to raise additional capital.

                                    BUSINESS

         The Company provides home health care services and products consisting primarily of respiratory therapy services, infusion therapy services and the rental and sale of home medical equipment and home health care supplies. For the year ended December 31, 1999, such services represented 53%, 21% and 26% of net revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. The Company's objective is to be a leading provider of home health care products and services in the markets in which it operates. The Company's centers are regionally located to achieve the market penetration necessary for the Company to be a cost-effective provider of comprehensive home health care services to managed care and other third-party payors.

         As of December 31, 1999, the Company provided services to patients primarily in the home through 308 centers in the following 38 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin. The Company had approximately 3,366 full-time employees and 239 part-time employees at December 31, 1999.

         Prior to 1998, the Company had significantly expanded its operations through a combination of home health care acquisitions and joint ventures and strategic alliances with integrated health care delivery systems. The Company purposefully slowed its growth by acquisitions during 1998 compared to prior years to focus more on existing operations. During 1999, the Company did not acquire any businesses or develop any new joint ventures.

         The Company does not anticipate renewing its acquisition or joint venture development activities during 2000 as it focuses its efforts on internal operational matters.

SERVICES AND PRODUCTS

         The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of net revenues represented by each line of business for the periods presented:

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                         1997      1998      1999
                                                         ----      ----      -----
         Home respiratory therapy services .........       47%       48%       53%
         Home infusion therapy services ............       18        22        21
         Home medical equipment and medical supplies       35        30        26
                                                          ---       ---       ---
                Total ..............................      100%      100%      100%
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

         Oxygen-related services and systems comprised approximately 49% of the Company's 1999 respiratory revenues with the balance generated from nebulizers and related aerosol medication services, home ventilators, CPAP and bi-level therapies, home sleep studies and infant apnea monitors. The Company provides respiratory therapy services at all but 13 of its 308 centers.

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

         The Company's other infusion therapies include chemotherapy, hydration, growth hormone and immune globulin therapies. Enteral nutrition services account for approximately 27% of the Company's infusion revenues, while antibiotic therapy, TPN, and pain management and other medications accounted for approximately 27%, 6% and 1%, respectively. The Company's remaining infusion revenues were derived from the provision of infusion nursing services, prescription drug sales and other miscellaneous infusion therapies. Enteral nutrition services are provided at most of the Company's centers, and the Company currently provides other infusion therapies in 50 of its 308 centers.

         Home Medical Equipment and Supplies. The Company provides a comprehensive line of equipment to serve the needs of home care patients. Revenues from home equipment services are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment.

OPERATIONS

         Organization. Currently, the Company's operations are divided into two geographic divisions, each headed by a division vice president. Each division is further divided into geographic areas, each area headed by an area vice president. There are a total of 14 geographic areas within the Company. Each area vice president oversees the operations of approximately 15 - 25 centers. Management believes this field organizational structure enhances management flexibility and facilitates communication. Specifically, it provides for a greater focus on local market operations and control at the operating level, while enabling the Company's management to be close to the patients and concentrate on achieving the Company's strategic goals. Area vice presidents focus on revenue development, cost control and accounts receivable management and assist local management with decision making to improve responsiveness in local markets. In addition to the two geographic divisions, the Company has also established a third special division which is specifically dedicated to the operations of the Company's larger rehabilitation centers (centers which specialize in assistive technology devices and specialty wheelchairs).

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

         The Company has moved certain functions previously performed at the Support Center or local level to the area level, such as quality improvement oversight, billing, and collections, in an effort to maximize efficiencies and performance.

         Commitment to Quality. The Company's quality and performance improvement programs are designed to ensure that its service standards are properly implemented. Management believes that the Company has developed and implemented service and procedure standards that not only comply with, but often exceed, the standards required by the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"). All of the Company's centers are JCAHO-accredited or are in the process of being reviewed for accreditation from the JCAHO. The Company has Quality Improvement Advisory Boards at many of its centers, and center general managers conduct quarterly quality improvement reviews. Area quality improvement ("AQI") specialists conduct quality compliance audits at each center to ensure compliance with state and federal regulations, JCAHO, FDA and internal standards. The AQI specialist also helps train all new clinical personnel on the Company's policies and procedures. The Company's corporate philosophy for service excellence is its Personal Caring Service Promise, which characterizes the Company's standards for quality care and customer service. The Personal Caring Service Promise is as follows: "We promise to serve our customers with personal caring service. We do this by treating them with dignity and respect, just like members of our own family, giving each of them the individual attention they deserve." The Company's Governing Body, which consists of the President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Senior Vice President of Marketing, Vice President of Clinical & Regulatory Affairs, a division vice president and two area vice presidents, meets quarterly to review and oversee the Company's quality assurance programs.

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

         Corporate Compliance. The Company's commitment to providing quality home health care services and products is matched by a commitment to maintaining high standards of ethical and legal conduct. The Company strives to operate its business with honesty and integrity and the Company's Corporate Compliance Program is designed to accomplish these goals through employee training and education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits, and other programs. The Company's compliance program is monitored by its Compliance Officer, Assistant Compliance Officer and Compliance committee, comprised of the Company's President and CEO, Chief Operating Officer, Chief Financial Officer, Vice President of Human Resources and Vice President of Clinical and Regulatory Affairs.

HOSPITAL JOINT VENTURES AND STRATEGIC ALLIANCES

         As of December 31, 1999, the Company had 19 home health care joint ventures with hospitals or hospital systems.

         During 1999, the Company converted one of its hospital joint ventures to a wholly owned operation through the acquisition of the hospital partner's equity. The Company did not develop any new joint ventures during 1999.

         The Company has received notice from the hospital partners of three of the Company's joint ventures indicating a desire to dissolve their respective partnerships. On March 16, 2000 the Company acquired the interest of one of these joint venture partners, Baylor Health System. After dissolution, it is the Company's intent to operate these businesses as wholly owned operations.

         The Company's joint ventures with hospitals set forth below typically are 50/50% equity partnerships with an initial term of between three and ten years and with the following typical provisions: (i) the Company contributes assets of an existing business in the designated market or contributes cash to fund half of the initial working capital required for the hospital joint venture to commence operations; (ii) the hospital partner contributes similar assets and/or an amount of cash equal, in the aggregate, to the fair market value of the Company's net contribution; (iii) the Company is the managing partner for the hospital joint venture and receives a monthly management and administrative fee; and (iv) distributions, to the extent made, are generally made on a quarterly basis and are consistent with each partners' capital contributions. Within the hospital joint venture's designated market, all net revenues generated by the provision of those services for which the joint venture was formed are deemed to be net revenues of the hospital joint venture, including revenues from sources other than the hospital joint venture partner.

         The following table lists the Company's hospital joint venture partners and locations as of December 31, 1999:

         HOSPITAL JOINT VENTURE PARTNER                     LOCATION
         ------------------------------                     --------
         Baptist Medical Center (2 hospitals)             Columbia, SC
         Baptist Medical Center (5 hospitals)             Montgomery, AL
         Baptist Medical System (3 hospitals)             Little Rock, AR
         Baylor Health System (10 hospitals)              Dallas, TX
         Central Carolina Hospital                        Sanford, NC
         Centura Health (6 hospitals)                     Denver, CO
         Conway Hospital                                  Conway, SC
         East Alabama Medical Center                      Opelika, AL
         Evergreen Community Hospital                     Kirkland, WA
         Fort Sanders Alliance (5 hospitals)              Knoxville, TN
         Frye Regional Medical Center/Grace               Hickory, Maiden,
             Hospital/Caldwell Memorial                       Morganton, NC
         High Plains Baptist Hospital (2 hospitals)       Amarillo, TX
         Mercury Health System (2 hospitals)              Wilkes-Barre, Scranton, PA
         Midlands Health Resources (12 hospitals)         Omaha, NE
         Peninsula Regional Medical Center                Salisbury, MD
         Piedmont Medical Center                          Rock Hill, SC
         Spruce Pine Community Hospital                   Spruce Pine, NC
         Tolfree Memorial Hospital                        West Branch, MI
         Wallace Thompson Hospital                        Union, SC



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

         The following table sets forth the percentage of the Company's net revenues from each source indicated for the years presented:

                                                       Year Ended December 31,
                                                       -----------------------
                                                      1997      1998      1999
                                                      ----      ----      ----
         Medicare ...............................       44%       42%       46%
         Private pay, primarily private insurance       44        48        44
         Medicaid ...............................       12        10        10
                                                       ---       ---       ---
                Total ...........................      100%      100%      100%
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

         In August 1993, Congress passed the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993"), which included approximately $56 billion in reimbursement reductions to the Medicare program over the following five years. The specific reimbursement changes that became effective for fiscal 1994 related to the recategorization of certain respiratory products to the capped rental program, coupled with a reduction in reimbursement rates for these same products.

         In August 1997, President Clinton signed a Balanced Budget Act that reduced the Medicare reimbursement rate for oxygen by 25% beginning January 1, 1998 and by another 5% beginning January 1, 1999. Medicare oxygen reimbursement rates will be held steady thereafter as Consumer Price Index increases for oxygen and durable medical equipment will not resume until the year 2003. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced 5% beginning January 1, 1998. In addition, payments from parenteral and enteral nutrition were frozen at 1995 levels through the year 2002. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly and adversely affected financially by this legislation. Medicare oxygen reimbursements accounted for approximately 27% of the Company's net revenues in 1999. The Company estimates that the Medicare Oxygen Reimbursement Reduction decreased net revenues and pre-tax income by approximately $24.5 million in 1998 and $29.2 million in 1999.

         Net patient accounts receivable at December 31, 1999 were $75.2 million compared to net accounts receivable of $94.2 million at December 31, 1998. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources.

         The table below shows the Company's DSO for the periods indicated:

                                                                              YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------
                                                                          1997         1998         1999
                                                                         -------      -------      -------
         Days' sales outstanding ..................................      88 days      92 days      81 days

         The decrease in DSO and net patient receivables between 1998 and 1999 is due to improved collection results on current billings in 1999 as well as the increased accounts receivable reserve recorded in the fourth quarter of 1999.

SALES AND MARKETING

         Sales. During 1998, the Company focused its selling efforts primarily on physicians and other high-volume referral sources in an effort to increase its respiratory rental and sales business. It also significantly increased its investment in selling resources by hiring, on a net basis, 67 new account executives by year-end for a total of 176. In 1999, the Company focused its selling efforts in respiratory, but also broadened its sales efforts to include other profitable products and services such as enteral nutrition, HME rental and select infusion therapy.

         Managed Care Sales. The Company takes a selective approach to managed care contracts utilizing its local operating and market strengths supplemented by area and corporate managed care expertise. Selling and negotiating with local and regional managed care organizations are performed by general managers and area vice presidents. Account executives do not participate in contract negotiations with managed care payors.

         During the last half of 1998, the Company de-emphasized contracting activity with new managed care accounts and exited several existing lower margin contracts. The 1999 sales strategy included a renewed focus on contract development in select areas as well as a focused effort to maximize revenues from existing contracts through improved provider relations and pull-through selling.

         Corporate Marketing Support. The Company's corporate marketing and sales support department provides product and services planning and development, marketing communications, and assistance in public and community relations for the Company's centers. The Company has primarily expanded services by marketing existing services as branded products, such as the Company's Resource(TM) Respiratory Services, AerMeds(TM) and EnterCare(TM) programs. All marketing programs introduced by the corporate marketing and sales support department are designed to meet the needs of the Company's traditional referral sources as well as managed care organizations and integrated health care delivery networks.

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

         Third-party payors and their case managers actively monitor and direct the care delivered to their beneficiaries. Accordingly, relationships with such payors and their case managers and inclusion within preferred provider and other networks of approved or accredited providers has become a prerequisite, in many cases, to the Company's ability to serve many of the patients treated by it. Similarly, the ability of the Company and its competitors to align themselves with other health care service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services and geographic coverage.

BRANCH LOCATIONS

         Following is a list of the Company's 308 home health care centers as of December 31, 1999.

  ALABAMA           FLORIDA           KENTUCKY           NEBRASKA         OHIO                SOUTH CAROLINA  San Angelo
  Alexander City(1) Crawfordville     Bowling Green      Beatrice(1)      Bryan               Columbia(1)     San Antonio
  Andalusia         Crystal River     Danville           Hastings(1)      Chillicothe         Conway(1)       Temple
  Auburn(1)         Daytona Beach     Jackson            Lincoln(1)       Cincinnati          Florence        Texarkana
  Birmingham        Ft. Lauderdale    Lexington          Norfolk(1)       Dayton              Greenville      Tyler
  Dothan            Ft. Myers         London             Omaha(1)         Mansfield           N. Charleston   Victoria
  Fayette           Ft. Walton Beach  Louisville                          Maumee              Rock Hill(1)    Waco
  Florence          Gainesville       Paducah            NEVADA           Newark              Union(1)
  Foley             Jacksonville      Pineville          Las Vegas        Springfield                         VIRGINIA
  Huntsville        Leesburg          Somerset                            Twinsburg           TENNESSEE       Charlottesville
  Mobile            Longwood                             NEW JERSEY       Worthington         Ashland City    Chesapeake
  Montgomery(1)     Panama City       LOUISIANA          Cedar Grove      Zanesville          Chattanooga     Farmville
  Russellville      Pensacola         Hammond            Flemington                           Clarksville     Fishersville
  Sylacauga(1)      Port St. Lucie    Slidell                             OKLAHOMA            Cookeville      Harrisonburg
  Tuscaloosa        Rockledge                            NEW MEXICO       Antlers             Dayton          Onley(1)
                    St. Augustine     MAINE              Alamogordo       Bartlesville        Dickson         Richmond
  ARIZONA           Tallahassee (2)   Bangor             Albuquerque      Claremore           Erin            Salem
  Bullhead City     Tampa             Rumford            Clovis           Enid                Jackson         Winchester
  Globe             Winter Haven                         Farmington       Grove               Johnson City
  Phoenix                             MARYLAND           Grants           Lawton              Kingsport       WASHINGTON
                    GEORGIA           Cumberland         Las Cruces       Muskogee            Knoxville(1)    Bremerton
  ARKANSAS          Albany            Salisbury(1)       Roswell          Oklahoma City       Manchester      Kirkland(1)
  Batesville        Americus                                              Tulsa               Morristown(1)   Seattle
  Benton(1)         Brunswick         MASSACHUSETTS      NEW YORK                             Murfreesboro    Tacoma
  El Dorado         Dublin            Chelmsford         Albany           OREGON              Nashville       Yakima
  Ft. Smith(2)      Eastman                              Auburn           Eugene              Oak Ridge(1)
  Harrison          Ft. Oglethorpe    MICHIGAN           Cheektowaga      Medford             Oneida(1)       WEST VIRGINIA
  Hot Springs       Martinez          West Branch(1)     Geneva                               Union City      Hinton
  Jonesboro(2)      Savannah                             Hudson           PENNSYLVANIA                        Lewisburg
  Little Rock(1)(2) Valdosta          MINNESOTA          Kingston         Brookville          TEXAS           Rainelle
  Mena              Waycross          Rochester          Marcy            Burnham             Amarillo(1)
  Mtn. Home                                              Oneonta          Camp Hill           Austin          WISCONSIN
  Paragould         ILLINOIS          MISSISSIPPI        Painted Post     Clearfield          Bay City        Burlington
  Pine Bluff        Arlington Heights Tupelo             Poughkeepsie     Erie                Borger(1)       Eau Claire
  Rogers            Mt. Vernon                           Watertown        Everett             Brownwood       Elkhorn
  Russellville      Peoria            MISSOURI           Webster          Hazleton(1)         Bryan           Madison
  Salem             Springfield       Cameron                             Johnstown           Conroe          Marshfield
  Searcy                              Cape Girardeau     NORTH CAROLINA   Kane                Corpus Christi  Milwaukee
  Springdale(2)     IOWA              Columbia(2)        Asheboro         Lock Haven          Dallas(1)       Minocqua
  Warren            Cedar Rapids      Festus             Asheville(1)     McKees Rocks(2)     Ennis           Onalaska
                    Clarinda(1)       Florissant         Charlotte        Mt. Pleasant        Harlingen       Racine
  COLORADO          Coralville        Hannibal           Hickory(1)       Philipsburg         Hereford
  Cortez            Davenport         Ironton            Kannapolis       Pottsville          Houston
  Denver(1)         Decorah           Joplin             Lenoir(1)        Scranton(1)         Irving(1)
  Durango           Des Moines        Kansas City        Maiden(1)        State College       Lake Jackson
  Pagosa Springs    Dubuque           Kirksville         Marion(1)        Titusville          Laredo
                    Marshalltown      Mountain Grove     Morganton(1)     Trevose             Longview
  CONNECTICUT       Mason City        Osage Beach        Newland          Warren              Lubbock
  New Britain       Ottumwa           Potosi             Salisbury        Waynesboro          Lufkin
  Waterbury         Sioux City(1)     Rolla              Sanford(1)       Wilkes-Barre(1)     McAllen
                    Waterloo          Springfield(2)     Spruce Pine(1)   York                Mount Pleasant
  DELAWARE                            St. Louis(2)       Sylva(1)                             Nacogdoches
  Dover             KANSAS            St. Robert         Whiteville       RHODE ISLAND        Pampa(1)
  Newark            Pittsburg         Warrensburg        Wingate          East Providence     Paris
  Wilmington                                             Winston-Salem    Johnston            Plainview

----------------------------------
(1)      Owned by a joint venture.

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

EMPLOYEES

         At December 31, 1999, the Company employed approximately 3,366 full-time, 239 part-time and 556 PRN (staff used on an "as needed" basis only) individuals. Of these individuals, approximately 110 were employed at the corporate Support Center in Brentwood, Tennessee.

TRADEMARKS

         The Company owns and uses a variety of marks, including American HomePatient(R), AerMeds(R), EnterCare(TM), Resource(TM) and Extracare, which have either been registered at the federal or state level or are being used pursuant to common law rights.

GOVERNMENT REGULATION

         The Company, as a participant in the health care industry, is subject to extensive federal, state and local regulation. In addition to the False Claims Act and other federal and state anti-kickback and self-referral laws applicable to all of the Company's operations (discussed more fully below), the operations of the Company's home health care centers are subject to federal laws covering the repackaging and dispensing of drugs (including oxygen) and regulating interstate motor-carrier transportation. Such centers also are subject to state laws (most notably licensing and controlled substances registration) governing pharmacies, nursing services and certain types of home health agency activities. Additionally, certain of the Company's employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing. Recently, the federal government has increased access to information about individuals and other health care providers who have been sanctioned or excluded from participation in government reimbursement programs and may impose financial penalties for contracting with excluded providers. Information about such providers is now readily available on the Internet, and all health care providers, including the Company, are held responsible for carefully screening entities and individuals they employ or do business with, to avoid contracting with an excluded provider.

         The Company's operations are also subject to a series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") which apply to the Company's operation. Periodic changes have occurred from time to time since the 1987 Act including reimbursement reduction and changes to payment rules.

         The Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims to the government for payment. False Claims Act penalties for violations can include civil monetary penalties and exclusion from the Medicare and Medicaid programs. As a provider of services under the federal reimbursement programs such as Medicare, Medicaid and CHAMPUS, the Company is subject to the anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of patients for government-reimbursed health care services. The Company may also be affected by the federal physician self-referral prohibition, known as the "Stark" law, which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial interest. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, under the theory that such arrangements are designed to induce or to encourage the referral of patients to a particular provider. In many states, these laws apply to services reimbursed by all payor sources.

         In 1996, the Health Insurance Portability and Accountability Act introduced a new category of federal criminal health care fraud offenses. If a violation of a federal criminal law relates to a health care benefit, then an individual is guilty of committing a Federal Health Care Offense. The specific offenses are: health care fraud; theft or embezzlement; false statements, obstruction of an investigation; and money laundering. These crimes can apply to claims submitted not only to government reimbursement programs such as Medicare, Medicaid and CHAMPUS, but to any third-party payor, and carry penalties including fines and imprisonment.

         The Company regularly reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations. The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a Certificate for Medical Necessity ("CMN") signed by a physician. In January, 1999, the Office of Inspector General of the U.S. Department of Health and Human Services ("OIG") published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan. The Company has created and implemented a compliance program, which it believes meets the elements of the OIG's Model Plan for the industry. As part of its compliance program, the Company has started performing internal audits of the adequacy of billing documentation for certain time periods. The Company will voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that cannot be corrected. The liability for these potential repayments cannot be estimated at this time, therefore no accrual for them has been reflected in the Company's financial statements.

         In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers, including durable medical equipment suppliers, have received subpoenas and other requests for information in connection with such activities.

         On February 12, 1998, a subpoena from the Office of the Inspector General of the Department of Health and Human Services ("OIG") was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for payment from Medicare. Since that time the U.S. Department of Justice has examined issues involving Certificates of Medical Necessity and loaning of equipment by the Company nationwide. The Company has retained experienced health care counsel to represent it in this matter and is cooperating with the investigation. The Company's counsel has conducted meetings with governmental officials, and governmental officials have interviewed certain company officers and employees. The Company has also responded to government requests for information and documents. The Company has been engaged in discussions with the government concerning the investigation and settlement of these matters. To date, no settlement or resolution has been reached; however, management believes that the final outcome of the government's investigation will likely have a material adverse impact on the Company's operating results and financial condition and will also likely result in a default under the Bank Credit Facility. The potential timing and dollar amount of any settlement cannot be estimated, therefore no provision for the resolution of the investigation has been reflected in the Company's financial statements. The final outcome of the investigation could include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, or the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Although this has not been confirmed, management believes that the investigation was initiated as a result of a qui tam complaint filed by a former employee of the Company under the False Claims Act.

         From time to time the Company also receives notices and subpoenas from various government agencies concerning plans to audit the Company, or requesting information regarding certain aspects of the Company's business. The Company cooperates with the various agencies in responding to such requests. The government has broad authority and discretion in enforcing applicable laws and regulations, and therefore the scope and outcome of any such investigations and inquiries cannot be predicted. The Company expects to incur additional legal expenses in the future in connection with all investigations.

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

         Substantial Leverage. The Company maintains a significant amount of long-term debt pursuant to the Bank Credit Facility. As of March 28, 2000, the Company's consolidated indebtedness under the Bank Credit Facility was $312.5 million.

         Interest is currently payable on borrowings under the Bank Credit Facility at the election of the Company at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Credit Agreement) plus an applicable margin. The margin associated with the Adjusted Eurodollar Rate is fixed at 3.25%. The margin associated with the Base Lending Rate is fixed at 2.50%. The applicable margins increase on September 30, 2000 to 3.50% as to the Adjusted Eurodollar Rate and to 2.75% as to the Base Lending Rate. In addition, from and after September 30, 2000, additional interest of 4.50% will accrue on that portion of the Bank Credit Facility that is in excess of four times Adjusted EBITDA.

         The increase in interest expense and the freezing of the Bank's lending commitments could have a material adverse effect on the Company's liquidity, business, financial condition and results of operations. The degree to which the Company is leveraged may impair the Company's ability to finance, through its own cash flow or from additional financing, its future operations or pursue its business strategy and could make the Company more vulnerable to economic downturns, competitive and payor pricing pressures and adverse changes in government regulation. There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations. Additional sources of funds may be required and there can be no assurance the Company will be able to obtain additional funds on acceptable terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. Federal laws governing the Company's activities include regulation of the repackaging and dispensing of drugs, Medicare reimbursement and certification and certain financial relationships with health care providers. Final Stark law regulations governing referrals and financial arrangements with physicians are currently scheduled for publication in mid-year 2000. Although the Company intends to comply with all applicable fraud and abuse laws, these laws are not always clear and may be subject to a range of potential interpretations. There can be no assurance that administrative or judicial clarification or interpretation of existing laws or regulations, or legislative enactments of new laws or regulations, will not have a material adverse effect on the Company's business.

         The Company is subject to state laws governing Medicaid, professional training, certificates of need, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards and many of the Company's employees must maintain licenses to provide some of the services offered by the Company. In addition, the Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include: (i) Prospective Payment System ("PPS") and Consolidated Billing requirements for skilled nursing facilities and PPS for home health agencies, which do not affect the Company directly but could affect the Company's contractual relationships with such entities. The Consolidated Billing requirement was subsequently reversed by the Omnibus Budget bill, signed into law by President Clinton on November 23, 1999;
(ii) a pilot project in Polk County, Florida which began on October 1, 1999 in which the Company is participating, to determine the efficacy of competitive bidding for certain durable medical equipment ("DME"), under which pilot project Medicare reimbursement for certain items is reduced between 18% and 31% from the current fee schedule; and (iii) deadlines (as yet determined) for obtaining Medicare and Medicaid surety bonds for home health agencies and DME suppliers. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company's results of operations, financial condition or prospects.

         Government Investigation. In addition to the regulatory initiatives mentioned above, the OIG has received funding to expand and intensify its auditing of the health care industry in an effort better to detect and remedy fraud and abuse and irregularities in Medicare and Medicaid billing. The Company is currently under investigation by the OIG relating to possible improper claims for payment from Medicare. The final outcome of the current OIG investigation, as well as any other investigations, could have a material adverse impact on the Company's results of operations, financial condition or prospects and could include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, or the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. See "Business -- Government Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation."

         Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as days sales outstanding in excess of 80 days. The Company has implemented three key initiatives to improve accounts receivable performance: (i) proper staffing and training, (ii) process redesign and standardization, and (iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable. No assurances can be given, however, that future bad debt expense will not increase above current operating levels as a result of continuing difficulties associated with the Company's billing activities and meeting payor documentation requirements and claim submission deadlines.

         Liquidity. Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company's common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, beginning September 2, 1999, trading of the Company's common stock is conducted on the over-the-counter market ("OTC") or, on application by broker-dealers, in the NASD's Electronic Bulletin Board using the Company's current trading symbol, AHOM. As a result of the de-listing, the liquidity of the Company's common stock and its price have been adversely affected which may limit the Company's ability to raise additional capital. Furthermore, Counsel Corporation ("Counsel") has announced that it intends to distribute its holdings of the Company's common stock to its shareholders, which will result in additional shares becoming available in the public market and may have an adverse impact on the price of the Company's common stock.

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

         Medicare Reimbursement for Oxygen Therapy and Other Services. In 1999 oxygen therapy reimbursement from Medicare accounted for approximately 27% of the Company's revenues. The Balanced Budget Act of 1997, as amended, reduced Medicare reimbursement rates for oxygen and certain oxygen equipment to 75% of 1997 levels beginning January 1, 1998 and to 70% of 1997 levels beginning January 1, 1999. Reimbursement for drugs and biologicals was reduced by 5% beginning January 1, 1998. Effective January 1, 1998, payments for parenteral and enteral nutrition ("PEN") were frozen at 1995 levels, through the year 2002. Effective October 1, 1999, Medicare established new guidelines for respiratory assist devices ("RAD"), which include continuous positive airway pressure devices, bi-level respiratory devices (without backup) and bi-level respiratory devices with back up. The changes require additional documentation in order to continue coverage on existing patients as well as new coverage and qualifying criteria for new patients. In addition, the bi-level respiratory device (without backup) was transferred from a frequently serviced item to "capped rental". Currently, respiratory assist devices account for approximately $8 million in annualized revenues. The above changes will likely slow cash collections as well as negatively impact revenues. At this time, the Company is unable to estimate the impact on cash collections and revenues. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. In addition, Consumer Price Index ("CPI") increases in Medicare reimbursement rates for home medical equipment (including oxygen, home respiratory therapy and home infusion therapy) will not resume until the year 2003, and CPI updates for prosthetics and orthotics are limited to 1% per year. Following promulgation of a final rule, HCFA will also have "inherent reasonableness" authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment if the rates are "grossly excessive" or "grossly deficient." The Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. Reimbursement reductions already implemented have materially adversely affected the Company's net revenues and net income, and any such future reductions could have a similar material adverse effect.

         Dependence on Reimbursement by Third-Party Payors. For the twelve months ended December 31, 1999, the percentage of the Company's net revenues derived from Medicare, Medicaid and private pay was 46%, 10% and 44%, respectively. The net revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's net revenues and net income. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company's net revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix.

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

         No Assurance of Growth. The Company reported a net loss of $99.9 million for the twelve months ended December 31, 1999. No assurance can be given that the Company will achieve profitable operations in the near term. The Company intends to expand its business primarily through internal growth of existing operations. There can be no assurance that the Company can increase growth in net revenues. The price of the Company's common stock may fluctuate substantially in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors.

         Influence of Executive Officers, Directors and Principal Stockholder. On December 31, 1999, the Company's executive officers, directors and principal stockholder, Counsel, in the aggregate, beneficially owned approximately 34% of the outstanding shares of the common stock of the Company. Counsel, however, has announced that it intends to distribute its holdings of the Company's common stock to its shareholders. If, as a result of such equity ownership and their positions in the Company, the executive officers, directors and principal stockholder were to vote all or substantially all of their shares in the same manner, they could significantly influence the management and policies of the Company, including the election of the Company's directors and the outcome of matters submitted to Company stockholders for approval. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. Recent organizational restructurings and the ongoing OIG investigation, among other factors, may limit the Company's ability to attract and retain qualified personnel, which in turn could adversely affect profitability.

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

ITEM 2.  PROPERTIES

         The Company's corporate headquarters occupy approximately 29,000 square feet leased in the Parklane Building, Maryland Farms, Brentwood, Tennessee. The lease has a base monthly rent of $37,000 and expires in January 2004 unless the Company exercises its option to extend the term an additional 5 years. The Company also leases 17,000 square feet of office space in the Parklane Building that it does not currently occupy. This space is being sublet to other tenants for $20,000 in monthly rent.

         The Company owns its centers in Tallahassee, Florida, Waterloo, Iowa, North Charleston, South Carolina and a warehouse in Harrisburg, Pennsylvania which consist of approximately 15,000, 35,000, 10,000 and 42,000 square feet, respectively and owns a 50% interest in its center in Little Rock, Arkansas, which consists of approximately 15,000 square feet. The Company leases the operating space required for its remaining home health care centers. A typical center occupies between 2,000 and 6,000 square feet and generally combines showroom, office and warehouse space, with approximately two-thirds of the square footage consisting of warehouse space. Lease terms on most of the leased centers range from three to five years. Management believes that the Company's owned and leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company was traded on the Nasdaq National Market System under the designation "AHOM" until September 1, 1999. Effective September 2, 1999, trading of the Company's stock has been conducted on the over-the-counter market ("OTC") or, on application by broker-dealers, in the NASD's Electronic Bulletin Board, also under the designation "AHOM." The following table sets forth representative bid quotations of the common stock for each quarter of calendar years 1998 and 1999 as provided by NASDAQ or the over-the-counter bulletin board, as appropriate. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. See "Business -- Material 1999 Corporate Developments" and "Business -- Risk Factors -- Liquidity."


                                                            Bid Quotations
                                                         --------------------
           Fiscal Period                                  High          Low
           -------------                                 ------        ------
         1998 1st Quarter............................    $26.87        $17.44
         1998 2nd Quarter............................    $21.13        $15.50
         1998 3rd Quarter............................    $19.50        $ 1.44
         1998 4th Quarter............................    $ 3.50        $ 1.63

         1999 1st Quarter............................    $ 3.94        $ 1.06
         1999 2nd Quarter............................    $ 2.41        $  .97
         1999 3rd Quarter............................    $ 1.69        $  .69
         1999 4th Quarter............................    $  .97        $  .44

         On March 20, 2000, there were 1,426 holders of record of the Common Stock and the closing bid quotation for the Common Stock was $0.6562 per share, as reported by the over-the-counter bulletin board. Most of the Company's stockholders have their holdings in the street name of their broker/dealer.

         The Company has not paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is prohibited from declaring and paying dividends under its Credit Agreement. See --"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

                                                                       YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------
                                                     1995          1996          1997           1998           1999
                                                ------------   -----------  ------------   ------------   ------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
 Net revenues                                   $    162,371   $   268,348  $    387,277   $    403,868   $    357,580
 Cost of sales and related services, excluding
    Depreciation and amortization expense             34,031        58,575        97,418         98,166         90,142
 Operating expenses                                   82,608       138,213       216,532        235,269        224,018
 General and administrative expenses                  11,704        14,664        15,953         22,262         13,895
 Depreciation and amortization expense                14,081        23,845        33,736         39,653         41,460
 Interest expense                                      4,829         8,294        16,494         24,249         28,659
 Restructuring                                            --            --        33,829         (3,614)        (1,450)
 Goodwill impairment                                      --            --         8,165         37,805         40,271
                                                ------------   -----------  ------------   ------------   ------------
 Total expenses                                      147,253       243,591       422,127        453,790        436,995
                                                ------------   -----------  ------------   ------------   ------------
 Income (Loss) before taxes                           15,118        24,757       (34,850)       (49,922)       (79,415)
 Provision (Benefit) for income taxes                  6,029         9,556        (8,942)       (10,944)        20,445
                                                ------------   -----------  ------------   ------------   ------------
 Net Income (Loss)                              $      9,089   $    15,201  $    (25,908)  $    (38,978)  $    (99,860)
                                                ============   ===========  ============   ============   ============
 Net Income (Loss) per share - basic            $       0.86   $      1.13  $      (1.75)  $      (2.60)  $      (6.55)
                                                ============   ===========  ============   ============   ============
 Net Income (Loss) per share - diluted          $       0.84   $      1.10  $      (1.75)  $      (2.60)  $      (6.55)
                                                ============   ===========  ============   ============   ============
 Weighted average shares outstanding - basic      10,550,000    13,473,000    14,839,000     14,986,000     15,236,000
 Weighted average shares outstanding - diluted    10,838,000    13,841,000    14,839,000     14,986,000     15,236,000

                                                                       YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------
                                                     1995          1996          1997           1998           1999
                                                ------------   -----------  ------------   ------------   ------------
                                                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital                               $     46,272   $    84,012  $    112,721   $     99,115   $     60,530
  Total assets                                       232,516       395,611       558,366        531,892        424,000
  Total debt and capital leases, including
     current portion                                  93,606       149,703       301,324        323,942        315,422
  Shareholders' equity                               119,431       215,642       194,089        156,499         56,988

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS ANNUAL REPORT ON FORM 10-K INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "ESTIMATES," "MAY," "WILL", "LIKELY" AND WORDS OF SIMILAR IMPORT. SUCH STATEMENTS INCLUDE STATEMENTS CONCERNING THE COMPANY'S YEAR 2000 EFFORTS, BUSINESS STRATEGY, OPERATIONS, COST SAVINGS INITIATIVES, FUTURE COMPLIANCE WITH ACCOUNTING STANDARDS, INDUSTRY, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, EXISTING GOVERNMENT REGULATIONS AND CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS, FUTURE COMPLIANCE WITH BANK CREDIT FACILITY COVENANTS, LEGISLATIVE PROPOSALS FOR HEALTH CARE REFORM, THE ABILITY TO ENTER INTO JOINT VENTURES, STRATEGIC ALLIANCES AND ARRANGEMENTS WITH MANAGED CARE PROVIDERS ON AN ACCEPTABLE BASIS, AND CHANGES IN REIMBURSEMENT POLICIES. SUCH STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BECAUSE OF A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K AND THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS THAT ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

         The Company provides home health care services and products to patients through its 308 centers in 38 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors.

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

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1997     1998     1999
                                                         ----     ----     ----
         Home respiratory therapy services                47%      48%      53%
         Home infusion therapy services                   18       22       21
         Home medical equipment and medical supplies      35       30       26
                                                         ---      ---      ---
                Total                                    100%     100%     100%
                                                         ===      ===      ===

         Prior to 1998, the Company had significantly expanded its operations through a combination of acquisitions of home health care companies, development of joint ventures and strategic alliances with health care delivery systems, as well as internal growth. From 1996 through 1998, the Company acquired 72 home health care companies (40, 28 and 4 companies in 1996, 1997, and 1998 respectively). In 1998, the Company purposefully slowed its acquisition activity compared to prior years to focus on existing operations. During 1999, the Company did not acquire any home health care companies. As amended, the Company's Credit Agreement now requires bank consent for acquisitions.

         The Company's strategy for 2000 is to maintain a diversified offering of home health care services reflective of its current business mix. Respiratory services will remain a primary focus with increased emphasis on home medical equipment rental, enteral nutrition products and services and select infusion therapies.

         The Company has also implemented a variety of initiatives designed to lower its costs. Activities for 1999 included: (i) elimination of 41 positions at the Company's corporate Support Center and approximately 400 positions in the field; (ii) reduction of expenses related to these positions; (iii) reduction of other general and administrative expenses and field expenses such as travel and entertainment, marketing and advertising and consulting; and (iv) greater control of capital expenditures at all levels.

MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

         The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 and an additional reduction of 5% began January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. In addition, Consumer Price Index increases in Medicare reimbursement rates for home medical equipment, including oxygen, will not resume until the year 2003. American HomePatient is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements accounted for approximately 27 percent of the Company's revenues in 1999. The Company estimates that the Medicare Oxygen Reimbursement Reduction decreased net revenue and pre-tax income by approximately $24.5 million during 1998 and $29.2 million during 1999. Effective January 1, 1998, payments for parenteral and enteral nutrition ("PEN") were frozen at 1995 levels, through the year 2002. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, HCFA will also have "inherent reasonableness" authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment, if the rates are "grossly excessive" or "grossly deficient." Therefore, the Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. See "Business - Risk Factors -- Government Regulation."

RESULTS OF OPERATIONS

ACCOUNTING CHARGES

1997

         On September 25, 1997, the Company announced initiatives to respond to planned Medicare reimbursement reductions by fundamentally restructuring the Company. More than 100 of the Company's total operating and billing locations were affected by the restructuring. The specific actions resulted in pre-tax accounting charges in the third quarter of 1997 of $65.0 million due to the closure, consolidation, or scaling back of approximately 20 percent of the Company's total operating centers, the closure or scaling back of nine billing centers, the elimination of four operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 400 employees in the affected operating and billing centers. These activities were substantially completed by June 1998.

         In addition to the $65.0 million charge, the Company also recorded $2.0 million in certain accounting charges in the third quarter of 1997 related to physical inventory adjustments and the recording of additional franchise taxes.

1998

         The Company recorded pre-tax accounting charges in the third quarter of 1998 in the amount of $15.2 million related to: (i) expenses of approximately $3.2 million related to executive officer transition, abandoned acquisitions and a provision for adverse settlements related to accounting disputes with certain sellers of acquired businesses; and (ii) increased bad debt expense of approximately $16.0 million resulting from the Company's restructuring and disruption in collections due to the consolidation of billing centers and changes in certain billing procedures; offset by (iii) the reversal into income of approximately $4.0 million of excess 1997 restructuring reserves.

         In the fourth quarter of 1998, goodwill was written-down by $37.8 million as required under SFAS 121. This write-down was based upon management's estimate of the negative impact of the Company's inability to replace the decreased cash flows associated with the Medicare oxygen reimbursement reductions to the extent originally planned, as well as certain business strategies implemented in the latter half of 1998 which decreased revenue and increased operating expenses (See -- "Results of Operations" for additional discussion). Also, in the fourth quarter of 1998, the Company expensed $1.3 million in severance-related costs associated with former senior executives of the Company.

1999

         The Company recorded $77.5 million in accounting charges in the fourth quarter of 1999. These charges consisted of $17.1 million to increase the Company's accounts receivable reserves which resulted in increased bad debt expense above previous quarters of 1999; $41.1 million related to the write off of impaired goodwill; $19.9 million to establish a valuation allowance for deferred tax assets; $0.9 million to record the anticipated loss on the dissolution of one of the Company's joint ventures; and a credit of $1.5 million for the reversal of excess restructuring reserves originally recorded in 1997.

         The charge of $17.1 million in additional accounts receivable reserves relates to several changes experienced in the receivables portfolio during 1999. During 1999, the Company placed a greater emphasis than in previous years on collecting current billings with less emphasis on pursuing the collection of older accounts. As a result of this strategy, overall collections of current billings in 1999 improved over the prior year; however, accounts greater than 120 days increased. In addition, some of the billing and collection issues experienced in 1998 continued to contribute to the deterioration in the aging statistics, particularly accounts aged over one year. Also during 1999, the Company has continued to experience increased delays between the date services are provided and the actual billing date due to delays in obtaining necessary documentation. Finally, Medicare reimbursement changes which limited coverage of immune globulin therapies were implemented in 1999. These changing characteristics experienced in the receivable portfolio during 1999 prompted the Company to record additional specific reserves related to certain issues and to adopt a reserve methodology which provides additional reserves for accounts with advanced agings. This accounts receivable charge is included in operating expense and as a reduction of earnings from joint ventures in the accompanying 1999 consolidated statements of operations.

         The Company wrote-off $40.3 million of impaired goodwill as required under SFAS 121 due to a continuation of poor performance into 1999 of certain acquisitions. A deterioration in performance of many of these acquired businesses began in mid-1998 and, contrary to management's expectations, the negative trends did not reverse in 1999. The Company also wrote-off impaired goodwill of several of the Company's joint ventures which adversely impacted earnings from joint ventures by $0.8 million.

         The Company recorded a valuation allowance for deferred tax assets in the amount of $19.9 million due to uncertainty as to their realizability. Due to the fact that the Company is currently not generating taxable income and achieving future taxable income is uncertain, management believes a full valuation allowance to be appropriate.

         The Company has received formal notice from three of its joint venture partners indicating a desire to dissolve their respective partnerships. The Company anticipates that the transaction to dissolve one of these partnerships will result in a loss to the Company in the amount of $0.9 million. After the dissolutions, the Company intends to operate these businesses as wholly owned operations.

         Subsequent to year end, the Company settled a dispute with the owner of a business that the Company had previously managed under the terms of a management agreement. The potential loss on the settlement had been accrued as part of the Company's restructuring charge recorded in 1997.

Due to the favorable outcome of the settlement, the Company reversed $1.5 million in excess restructuring reserves.

         The total accounting charges discussed above were recorded in the 1997, 1998 and 1999 consolidated statements of operations in the following classifications:

                                                   1997             1998              1999
                                               -----------     ------------      ------------
         Earnings from joint ventures          $       -0-     $        -0-      $  2,192,000
         Cost of sales                           6,255,000         (386,000)              -0-
         Operating expenses                     18,751,000       14,500,000        16,638,000
         General & administrative expenses             -0-        6,041,000               -0-
         Restructuring charge                   33,829,000       (3,614,000)       (1,450,000)
         Goodwill impairments                    8,165,000       37,805,000        40,271,000
         Deferred income tax provision                 -0-              -0-        19,847,000
                                               -----------     ------------      ------------
                                               $67,000,000     $ 54,346,000      $ 77,498,000
                                               ===========     ============      ============

         The Company will continue to evaluate the operations of individual acquisitions to determine if additional goodwill impairments will need to be recorded in future periods. In addition, the Company continues to evaluate the impact of its compliance efforts, the current payor environment and other factors which could impact the level of bad debt expense. There can be no assurance that similar accounting charges will not be recorded in future periods.

         The Company's operating results for 1998 and 1999 were significantly lower than historical trends and were significantly impacted by the following factors: First, the Company has been greatly impacted by the reduction in Medicare oxygen reimbursement rates (25% reduction effective January 1, 1998 with an additional 5% reduction effective January 1, 1999). The Company estimates that net revenue and pre-tax income has been reduced by approximately $24.5 million in 1998 and $29.2 million in 1999 as a result of the Medicare oxygen reimbursement reductions. Second, the Company experienced a decline in revenues attributable to the exit and de-emphasis of certain lower margin business lines and by the termination of several managed care contracts which began in the latter half of 1998 (with continued effect into 1999). Third, the Company has halted the acquisition of home health care businesses and its joint venture development program. Fourth, accounts receivable have been adversely affected by a tougher payor environment and by process problems at the operating and billing center levels (caused by the consolidation of billing centers and employee turnover) which has resulted in higher bad debt expense. Further, the Company's implementation of process improvements in the billing and collection functions has been slower than anticipated.

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

         A new management team joined the Company in the fourth quarter of 1998, consisting of a new president and chief executive officer, a new chief operating officer and a new chief financial officer. Recognizing the negative impacts of the Company's business strategy, the new management ceased the exiting of business lines and contracts by mid-December of 1998. A new strategy for 1999 was developed to restore the Company's revenues and decrease expenses. Key points of this strategy are:

         1. Stabilize and increase profitable revenues -- respiratory therapies will remain a primary focus of the Company. However, the Company has broadened its offering and sales focus to include other profitable business lines such as enteral nutrition, HME rental, and select infusion therapy services. The Company has also re-directed its efforts to increase revenues for certain managed care contracts -- both new and existing.

         2. Decrease and control operating expenses -- the Company has taken aggressive steps to decrease operating and general and administrative expenses. During 1999, the Company eliminated 41 positions from its corporate Support Center in Brentwood, Tennessee and approximately 400 positions in the field.

         3. Decrease DSO and bad debt -- the Company has three key initiatives in place to improve accounts receivable performance: (i) proper staffing and training; (ii) process redesign and standardization; and (iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable.

         The Company does not anticipate renewing its acquisition activities nor its joint venture development during 2000 as it focuses its efforts on existing operations.

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

         The following table and related discussion set forth items from the Company's consolidated statements of operations as a percentage of net revenues, excluding the 1997, 1998 and 1999 accounting charges previously discussed, for the periods indicated:

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                            1997     1998      1999
                                                                            ----     ----      ----
         Net revenues                                                       100%     100%      100%
         Cost of sales and related services, excluding depreciation and
           amortization expense                                              24       24        25
         Operating expenses                                                  51       55        58
         General and administrative expense                                   4        4         4
         Depreciation and amortization expense                                9       10        11
         Interest expense                                                     4        6         8
                                                                           ----     ----      ----
                  Total expenses                                             92       99       106
                                                                           ----     ----      ----
         Income (loss) from operations before taxes                           8        1        (6)
         Provision for income taxes                                           3        0         0
                                                                           ----     ----      ----
                  Income (loss) from operations                               5%       1%       (6)%
                                                                           ====     ====      ====
         OTHER DATA:
         EBITDA                                                              21%      17%       13%
                                                                           ====     ====      ====


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998 -- EXCLUDING ACCOUNTING CHARGES

         The operations of acquired centers are included in the operations of the Company from the effective date of each acquisition. Because of the acquisition activity, the comparison of the results of operations between 1999 and 1998 is impacted by the operations of these acquired businesses.

         The following discussion excludes the accounting charges recorded in 1999 and 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Charges" and "Business -- Material 1999 Corporate Developments -- Medicare Oxygen Reimbursement Reductions" and "1999 Accounting Charges."

         NET REVENUES. Net revenues decreased from $403.9 million in 1998 to $359.8 million in 1999, a decrease of $44.1 million, or 11%. This decrease is primarily attributable to lower sales of non-core low margin products, the exiting of lower margin contracts, and the additional 5% Medicare oxygen reimbursement reduction, offset somewhat by additional revenue from the 1998 acquisitions.

         The following is a discussion of the components of net revenues:

                           Sales and Related Services Revenues. Sales and related services revenues decreased from $192.9 million in 1998 to $172.4 million in 1999, a decrease of $20.5 million, or 11%. This decrease is primarily attributable to lower sales of non-core low margin products and the exiting of lower margin contracts, offset somewhat by additional sales revenue from the 1998 acquisitions.

                           Rentals and Other Revenues. Rentals and other revenues decreased from $206.5 million in 1998 to $184.9 million in 1999, a decrease of $21.6 million, or 10%. This decrease is primarily attributable to the exiting of lower margin contracts, the additional 5% Medicare oxygen reimbursement reduction and less than expected sales force effectiveness, offset somewhat by additional rental revenue of the 1998 acquisitions.

                           Earnings from Joint Ventures. Earnings from joint ventures decreased from $4.5 million in 1998 to $2.5 million in 1999, a decrease of $2.0 million, or 44%, which was due primarily to the additional 5% Medicare oxygen reimbursement reduction and higher bad debt expense at certain joint venture locations.

         COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $98.6 million in 1998 to $90.1 million in 1999, a decrease of $8.5 million, or 9%. As a percentage of sales and related services revenues, cost of sales and related services increased from 51% to 52%. This increase is primarily attributable to lower vendor rebates in 1999, a higher level of favorable book-to-physical inventory adjustments recorded in 1998 compared to 1999 and the losses incurred in 1999 related to exiting certain contracts and the de-emphasis of soft goods.

         OPERATING EXPENSES. Operating expenses decreased from $220.8 million in 1998 to $207.4 million in 1999, a decrease of $13.4 million, or 6%. This decrease is primarily attributable to lower salary expense in 1999 as a result of the Company's aggressive steps to control expenses which included the elimination of 300 positions in the field. The lower salary expense was partially offset by higher bad debt expense before the fourth quarter accounting charge. Even though the dollar level of operating expenses decreased, operating expenses as a percentage of net revenue increased from 55% for 1998 to 58% for 1999 as a result of decreased revenue.

         Bad debt expense before accounting charges was 5.3% of net revenue for 1999 compared to 3.8% of net revenue for 1998. Total bad debt expense, including accounting charges, was 9.9% of net revenues for 1999 compared to 7.4% of net revenues for 1998. The Company analyzes its accounts receivable portfolio for collectibility on an ongoing basis. Negative trends in cash collections were experienced in the fourth quarter of 1998 and in the first quarter of 1999. Cash collections showed improvement beginning in the second quarter of 1999. However, the Company's accounts greater than 1 year old have continued to increase as collection efforts have focused more on current accounts receivable. The Company continues to evaluate the impact of its compliance efforts, the current payor environment and other factors to determine the level of bad debt expense which should be recorded.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased from $17.6 million in 1998 to $13.9 million in 1999, a decrease of $3.7 million, or 21%. As a percentage of net revenues, general and administrative expenses remained constant at 4% for both 1998 and 1999. This decrease is attributable to lower salary expense as a result of the 41 positions eliminated at the Corporate Support Center and reduced consulting expenses.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased from $39.7 million in 1998 to $41.5 million in 1999, an increase of $1.8 million, or 5%, which was primarily attributable to an increase in 1999 of unfavorable book-to-physical adjustments of rental equipment which are classified as depreciation expense.

         INTEREST EXPENSE. Interest expense increased from $24.2 million in 1998 to $28.7 million in 1999, an increase of $4.5 million, or 19%. This increase was attributable to higher interest rates on borrowings and to additional interest expense on increased borrowings under the Bank Credit Facility to fund acquisitions during 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997 -- EXCLUDING ACCOUNTING CHARGES

         The operations of acquired centers are included in the operations of the Company from the effective date of each acquisition. Because of the substantial acquisition activity, the comparison of the results of operations between 1998 and 1997 is materially impacted by the operations of these acquired businesses.

         The following discussion excludes the accounting charges recorded in 1998 and 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Charges" and "Business -- Material 1999 Corporate Developments -- Medicare Oxygen Reimbursement Reductions".

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

         The following is a discussion of the components of net revenues:

                           Sales and Related Services Revenues. Sales and related services revenues increased from $180.2 million in 1997 to $192.9 million in 1998, an increase of $12.7 million, or 7%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth, offset by lower sales of low margin products and lost revenue of branches closed or scaled back in the 1997 restructuring.

                           Rentals and Other Revenues. Rentals and other revenues increased from $200.3 million in 1997 to $206.5 million in 1998, an increase of $6.2 million, or 3%. This increase is primarily attributable to the acquisition of home health care businesses and internal revenue growth net of the impact of the Medicare oxygen reimbursement reductions and lost revenue of branches closed or scaled back in the 1997 restructuring.

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

         INTEREST EXPENSE. Interest expense increased from $16.5 million in 1997 to $24.2 million in 1998, an increase of $7.7 million. This increase was attributable to higher interest rates on borrowings and to additional interest expense on increased borrowings under the Bank Credit Facility to fund acquisitions of home health care business during 1997 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had current assets of $121.5 million and current liabilities of $61.0 million, resulting in working capital of $60.5 million and a current ratio of 2.0x. This compares to working capital of $99.1 million and a current ratio of 3.0x at December 31, 1998.

         The Company is the borrower under a $312.5 million credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of banks (the"Banks"). The Company was in default under several of the financial covenants in the Fourth Amended and Restated Credit Agreement, as amended, between the Company and Bankers Trust Company, as agent for the Banks (the Credit Agreement as amended from time to time is hereinafter referred to as the "Credit Agreement") as a result of the Company's financial results for fiscal year 1999 and the fourth quarter of 1999.

         On April 6, 2000, Management and the lenders agreed to amend the Credit Agreement with terms which waive existing 1999 events of default, require a $5,000,000 principal repayment with the effectiveness of the amendment, modify existing financial covenants, and freeze the borrowing availability under the Credit Agreement at the amounts outstanding at the time of the amendment. Management's cash flow projections and related operating plans indicate the Company can remain in compliance with the new financial covenants and meet its expected obligations throughout 2000. However, as with all projections, there is uncertainty as to whether management's projections can be achieved.

         The modified financial covenants are structured such that the Company would remain in compliance with the covenants during 2000 if they achieve their operating projections and related cash flow projections; however, as the covenants become much more restrictive at January 31, 2001, management's projections indicate it is likely that the Company will not be in compliance with respect to such covenants at January 31, 2001.

         In addition, the amended Credit Agreement states that any development in the government investigation discussed in Note 11, which the lenders determine could reasonably be expected to have a material adverse effect on the Company, constitutes an event of default.

         In any event of noncompliance or default under the amended Credit Agreement, the lenders have the ability to demand payment of all outstanding amounts, and there is currently no commitment as to how any such demand would be satisfied by the Company.

         There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations. Such indebtedness, as of March 28, 2000, totals $312.5 million.

         The Credit agreement was previously amended on April 14, 1999. The Company, on that date, entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment waived then existing events of default, modified financial covenants and made a number of other changes to the Credit Agreement. The Company was required to employ a manager, acceptable to the Banks, with expertise in managing companies that are in workout situations with their lenders. The term of such Manager's employment has expired.

         As part of the Second Amendment, the Company's credit availability was reduced from $360 million to $328.6 million, including a $75 million term loan and $253.6 million revolving line of credit. As of December 31, 1999, the Company's credit availability was reduced to $318.4 million, including a $64.8 million term loan and a $253.6 revolving line of credit. As of December 31, 1999, $313.3 million was outstanding under the Credit Facility, including $248.5 million under the revolving line of credit and $64.8 million under the term loan.

         As part of the Second Amendment, the Company agreed to issue on March 31, 2001 (provided loans, letters of credit or commitments are still outstanding) warrants to the Banks representing 19.99% of the fully diluted common stock of the Company issued and outstanding as of March 31, 2001. Fifty percent of these warrants would be exercisable at any time after issuance and the remaining fifty percent would be exercisable from and after September 30, 2001 (provided loans, letters of credit or commitments have not been terminated subsequent to March 31, 2001 and prior to September 30, 2001). If exercised, the price of the warrants will be $0.01 per share.

         Interest is currently payable on borrowings under the Bank Credit Facility at the election of the Company at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Credit Agreement) plus an applicable margin. The margin associated with the Adjusted Eurodollar Rate is fixed as 3.25%. The margin associated with the Base Lending Rate is fixed at 2.50%. The applicable margins increase on September 30, 2000 to 3.50% as to the Adjusted Eurodollar Rate and to 2.75% as to the Base Lending Rate. In addition, from and after September 30, 2000, additional interest of 4.50% will accrue on that portion of the Bank Credit Facility that is in excess of four times Adjusted EBITDA. As of December 31, 1999 the weighted average borrowing rate was 9.8%. A commitment fee of up to .50% per annum is payable by the Company on the undrawn balance.

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

         In addition to maintaining compliance with its debt covenants, the Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company's accounts receivables are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $94.2 million and $75.2 million at December 31, 1998 and December 31, 1999, respectively. Average days' sales in accounts receivable was approximately 92 and 81 days' at December 31, 1998, and December 31, 1999, respectively. The decrease in DSO and net patient receivables in 1999 is due to improved collection results on current billings in 1999 as well as the increased accounts receivable reserve recorded in the fourth quarter of 1999.

         Net cash provided by operating activities increased from $28.1 million in 1998 to $46.9 million in 1999, an increase of $18.8 million. Net cash used in investing activities decreased from $90.7 million in 1998 to $13.8 million in 1999, a decrease of $76.9 million. Acquisition expenditures decreased from $58.4 million in 1998 to $.5 million in 1999, a decrease of $57.9 million. The $58.4 million in acquisition expenditures in 1998 included $31.0 million related to a 1997 acquisition. Capital expenditures decreased from $26.8 million in 1998 to $14.6 million in 1999, a decrease of $12.2 million. Net cash provided from (used in) financing activities decreased from $54.9 million in 1998 to $(9.3) million in 1999, a decrease of $64.2 million. The cash provided from financing activities in 1998 primarily related to proceeds from the Bank Credit Facility.

         The Company's principal capital requirements are for working capital, capital expenditures and debt maturities. The Company has financed and intends to continue to finance these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles. Management believes that these sources will support the Company's current level of operations as long as the Company maintains compliance with its debt covenants and there is no adverse settlement related to the government's investigation of the Company's billing practices. However, based on the Company's current projections, these activities are expected to reduce the Company's available cash during 2000.

IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") has been issued effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company is required to adopt the provisions of SFAS No. 133 beginning in 2001; however, the Company does not expect the adoption to have a material effect on the Company's financial position or results of operations.

YEAR 2000

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

         Accordingly, the Company formally established a Year 2000 compliance committee under the sponsorship of senior management. The committee includes representation from information systems, purchasing, finance, and reimbursement. An inventory of all information technology and non-information technology systems was conducted during 1997 and a risk assessment was performed. Based on that assessment, plans were put in place to address the Year 2000 readiness of each system, including remediation and testing. As part of that process, a Year 2000 compliance plan was prepared, and approved by the Board of Directors.

         Year 2000 remediation work was performed by both internal and external personnel. Most of the Company's software is supplied by external vendors. In all cases, the Company worked with the vendor to ensure that a Year 2000 compliant version was developed and certified, and that the version was installed.

         The Company incurred approximately $1.6 million in costs associated with its Year 2000 compliance efforts, primarily as capital expenditures. These costs were funded from operating cash flow. To date, the Company has not experienced any major system failures or adverse consequences due to Year 2000 compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company's Bank Credit Facility uses a floating interest rate. As of December 31, 1999, the Company had outstanding borrowings of approximately $311.2 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $2.0 million. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are contained on pages 47 through 78 of this Report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement dated April 20, 2000 ("Proxy Statement") for the annual meeting of stockholders to be held on May 31, 2000.


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

                                                                                 FORM 10-K PAGES
                                                                                 ---------------
FINANCIAL STATEMENTS
     Report of Independent Public Accountants                                            47
     Consolidated Balance Sheets, December 31, 1998 and 1999                          48-49
     Consolidated Statements of Operations for the Years Ended December 31, 1997,
       1998, and 1999                                                                    50
     Consolidated Statements of Shareholders' Equity for the Years Ended
       December 31, 1997, 1998, and 1999                                              51-52
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
       1998, and 1999                                                                 53-54
     Notes to Consolidated Financial Statements, December 31, 1999                    55-78

FINANCIAL STATEMENT SCHEDULES

     Report of Independent Public Accountants                                           S-1
     Schedule II -- Valuation and Qualifying Accounts                                   S-2

EXHIBITS

         The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the financial statement schedules.

REPORTS ON FORM 8-K DURING THE LAST QUARTER OF THE YEAR ENDED DECEMBER 31, 1999.

         None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMERICAN HOMEPATIENT, INC.



                                    /s/ JOSEPH F. FURLONG III
                                    -------------------------------------------
                                    Joseph F. Furlong III, President,
                                    Chief Executive Officer and Director




                                    /s/ MARILYN A. O'HARA
                                    -------------------------------------------
                                    Marilyn A. O'Hara
                                    Executive Vice President and
                                    Chief Financial Officer

Date:    April 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Morris Perlis                            Chairman                    April 13, 2000
---------------------------------------
         Morris A. Perlis


/s/Allan Silber                             Director                    April 13, 2000
---------------------------------------
         Allan C. Silber


/s/Henry T. Blackstock                      Director                    April 13, 2000
---------------------------------------
         Henry T. Blackstock


/s/Joseph F. Furlong III                    Director, President,        April 13, 2000
---------------------------------------     and Chief Executive
         Joseph F. Furlong III              Officer


/s/Edward Sonshine                          Director                    April 13, 2000
---------------------------------------
         Edward Sonshine


/s/Mark Manner                              Director                    April 13, 2000
---------------------------------------
         Mark Manner


/s/Edward K. Wissing                        Director                    April 13, 2000
---------------------------------------
         Edward K. Wissing


/s/Marilyn A. O'Hara                        Chief Financial             April 13, 2000
---------------------------------------     Officer and Chief
         Marilyn A. O'Hara                  Accounting Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To American HomePatient, Inc.:


We have audited the accompanying consolidated balance sheets of AMERICAN HOMEPATIENT, INC. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The financial requirements of certain of the Company's amended loan covenants have been established such that management's projections indicate it is likely that the Company will not be in compliance with respect to such covenants at January 31, 2001. Should the Company not be in compliance with such covenants, the lenders will have the right to accelerate the due date of the applicable debt. If the lenders exercise their right to accelerate the due date of the applicable debt in the event of noncompliance, there is currently no commitment as to how such demand payment would be satisfied by the Company. See Note 2 for additional discussion regarding the Company's loan covenants.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American HomePatient, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                          /s/ Arthur Andersen LLP

Nashville, Tennessee
February 25, 2000 (except
with respect to the matter
discussed in Notes 2 and 8
as to which the date is
April 6, 2000).

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999


                                 ASSETS                                             1998               1999
                                 ------                                         -------------      -------------
CURRENT ASSETS:
    Cash and cash equivalents                                                   $   4,276,000      $  28,123,000
    Restricted cash                                                                    51,000                 --
    Accounts receivable, less allowance for doubtful accounts of
       $41,147,000 and $56,876,000, respectively                                   99,574,000         75,956,000
    Inventories                                                                    20,776,000         16,499,000
    Prepaid expenses and other assets                                               3,135,000            982,000
    Income tax receivable                                                          13,090,000                 --
    Deferred tax asset                                                              7,174,000                 --
                                                                                -------------      -------------
          Total current assets                                                    148,076,000        121,560,000
                                                                                -------------      -------------
PROPERTY AND EQUIPMENT, AT COST:                                                  165,642,000        174,558,000
    Less accumulated depreciation and amortization                                (87,864,000)      (113,465,000)
                                                                                -------------      -------------
       Net property and equipment                                                  77,778,000         61,093,000
                                                                                -------------      -------------
OTHER ASSETS:
    Excess of cost over fair value of net assets acquired, net                    249,173,000        202,622,000
    Investment in joint ventures                                                   23,325,000         17,473,000
    Deferred financing costs, net                                                   4,119,000          3,703,000
    Deferred tax asset                                                              6,048,000                 --
    Other assets, net                                                              23,373,000         17,549,000
                                                                                -------------      -------------
          Total other assets                                                      306,038,000        241,347,000
                                                                                -------------      -------------
                                                                                $ 531,892,000      $ 424,000,000
                                                                                =============      =============


                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                                   (Continued)

                  LIABILITIES AND SHAREHOLDERS' EQUITY                               1998               1999
                  ------------------------------------                          -------------      -------------
CURRENT LIABILITIES:
    Current portion of long-term debt and capital leases                        $   7,024,000      $  16,644,000
    Trade accounts payable                                                         10,629,000         23,327,000
    Other payables                                                                  1,446,000          1,854,000
    Accrued expenses:
       Payroll and related benefits                                                 9,074,000          7,472,000
       Interest                                                                     3,327,000            596,000
       Insurance                                                                    3,776,000          3,979,000
       Restructuring accruals                                                       3,413,000          1,234,000
       Other                                                                       10,272,000          5,924,000
                                                                                -------------      -------------
          Total current liabilities                                                48,961,000         61,030,000
                                                                                -------------      -------------
NONCURRENT LIABILITIES:
    Long-term debt and capital leases, less current portion                       316,918,000        298,778,000
    Other noncurrent liabilities                                                    9,514,000          7,204,000
                                                                                -------------      -------------
          Total  noncurrent liabilities                                           326,432,000        305,982,000
                                                                                -------------      -------------
COMMITMENTS, CONTINGENCIES AND GUARANTEES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 5,000,000 shares; none
       issued and outstanding                                                              --                 --
    Common stock, $.01 par value; authorized, 35,000,000 shares; issued and
       outstanding, 14,986,000 and 15,160,000 shares, respectively                    150,000            152,000
    Paid-in capital                                                               172,520,000        172,867,000
    Accumulated deficit                                                           (16,171,000)      (116,031,000)
                                                                                -------------      -------------
          Total shareholders' equity                                              156,499,000         56,988,000
                                                                                -------------      -------------
                                                                                $ 531,892,000      $ 424,000,000
                                                                                =============      =============


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                        1997            1998            1999
                                                   -------------   -------------   -------------
REVENUES:
    Sales and related service revenues             $ 180,176,000   $ 192,863,000   $ 172,364,000
    Rentals and other revenues                       200,251,000     206,464,000     184,913,000
    Earnings from joint ventures                       6,850,000       4,541,000         303,000
                                                   -------------   -------------   -------------
          Total revenues                             387,277,000     403,868,000     357,580,000
                                                   -------------   -------------   -------------
EXPENSES:
    Cost of sales and related services, excluding
       depreciation and amortization                  97,418,000      98,166,000      90,142,000
    Operating                                        216,532,000     235,269,000     224,018,000
    General and administrative                        15,953,000      22,262,000      13,895,000
    Depreciation and amortization                     33,736,000      39,653,000      41,460,000
    Interest                                          16,494,000      24,249,000      28,659,000
    Restructuring                                     33,829,000      (3,614,000)     (1,450,000)
    Goodwill impairment                                8,165,000      37,805,000      40,271,000
                                                   -------------   -------------   -------------
          Total expenses                             422,127,000     453,790,000     436,995,000
                                                   -------------   -------------   -------------
LOSS BEFORE INCOME TAXES                             (34,850,000)    (49,922,000)    (79,415,000)
                                                   -------------   -------------   -------------
PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                           (5,979,000)     (4,674,000)      7,223,000
    Deferred                                          (2,963,000)     (6,270,000)     13,222,000
                                                   -------------   -------------   -------------
                                                      (8,942,000)    (10,944,000)     20,445,000
                                                   -------------   -------------   -------------
NET LOSS                                           $ (25,908,000)  $ (38,978,000)  $ (99,860,000)
                                                   =============   =============   =============
NET LOSS PER COMMON SHARE:
    BASIC                                          $       (1.75)  $       (2.60)  $       (6.55)
                                                   =============   =============   =============
    DILUTED                                        $       (1.75)  $       (2.60)  $       (6.55)
                                                   =============   =============   =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    BASIC                                             14,839,000      14,986,000      15,236,000
                                                   =============   =============   =============
    DILUTED                                           14,839,000      14,986,000      15,236,000
                                                   =============   =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                                                  RETAINED
                                                COMMON STOCK                      EARNINGS/
                                            --------------------     PAID-IN    (ACCUMULATED
                                              SHARES     AMOUNT      CAPITAL      DEFICIT)           TOTAL
                                            ----------  --------  ------------  ------------   -------------
BALANCE, DECEMBER 31, 1996                  14,676,736  $147,000  $166,780,000  $ 48,715,000   $ 215,642,000
    Issuance of shares through exercise of
      employee stock options                   184,862     2,000     3,125,000            --       3,127,000
    Issuance of shares through employee
      stock purchase plan                       32,152        --       608,000            --         608,000
    Issuance of shares through exercise of
      stock warrants                             7,500        --        90,000            --          90,000
    Tax benefit of stock options exercised          --        --       530,000            --         530,000
    Net loss                                        --        --            --   (25,908,000)    (25,908,000)
                                            ----------  --------  ------------  ------------   -------------
BALANCE, DECEMBER 31, 1997                  14,901,250   149,000   171,133,000    22,807,000     194,089,000
                                            ----------  --------  ------------  ------------   -------------
    Issuance of shares through exercise of
      employee stock options                    35,109        --       518,000            --         518,000
    Issuance of shares through employee
      stock purchase plan                       37,600     1,000       734,000            --         735,000
    Issuance of shares through exercise of
      stock warrants                            12,000        --       100,000            --         100,000
    Tax benefit of stock options exercised          --        --        35,000            --          35,000
    Net loss                                        --        --            --   (38,978,000)    (38,978,000)
                                            ----------  --------  ------------  ------------   -------------
BALANCE, DECEMBER 31, 1998                  14,985,959  $150,000  $172,520,000  $(16,171,000)  $ 156,499,000
                                            ----------  --------  ------------  ------------   -------------



                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                   (Continued)

                                                                                  RETAINED
                                                COMMON STOCK                      EARNINGS/
                                            -------------------      PAID-IN    (ACCUMULATED
                                              SHARES     AMOUNT      CAPITAL      DEFICIT)           TOTAL
                                            ----------  --------  ------------  ------------    -------------
BALANCE, DECEMBER 31, 1998                  14,985,959  $150,000  $172,520,000  $ (16,171,000)  $ 156,499,000
                                            ----------  --------  ------------  -------------   -------------
    Issuance of shares through exercise of
      employee stock options                    10,000        --        10,000            --           10,000
    Issuance of shares through employee
      stock purchase plan                      163,761     2,000       337,000            --          339,000
    Net loss                                        --        --            --    (99,860,000)    (99,860,000)
                                            ----------  --------  ------------  -------------   -------------
BALANCE, DECEMBER 31, 1999                  15,159,720  $152,000  $172,867,000  $(116,031,000)  $  56,988,000
                                            ==========  ========  ============  =============   =============








        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                                               1997           1998           1999
                                                                           -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $ (25,908,000)  $(38,978,000)  $(99,860,000)
    Adjustments to reconcile net loss to net cash provided from operating activities:
          Depreciation and amortization                                       33,736,000     39,653,000     41,460,000
          Equity in earnings of unconsolidated joint ventures                 (3,476,000)        90,000      1,324,000
          Deferred income taxes                                               (2,963,000)    (6,270,000)    13,222,000
          Minority interest                                                      244,000        306,000        112,000
          Goodwill impairment and write-off                                   20,411,000     37,805,000     40,271,000
          Other non-cash charges                                              26,839,000     (4,000,000)       742,000

    Change in assets and liabilities, net of acquisitions:
       Restricted cash                                                           375,000         (1,000)        51,000
       Accounts receivable, net                                              (14,194,000)    10,917,000     22,236,000
       Inventories                                                              (999,000)     4,206,000      4,388,000
       Prepaid expenses and other assets                                         416,000     (2,000,000)     2,160,000
       Income tax receivable                                                  (8,520,000)    (4,607,000)    13,090,000
       Trade accounts payable, accrued expenses and other current
         liabilities                                                          (5,982,000)        79,000      4,982,000
       Restructuring accruals                                                 (4,108,000)    (8,602,000)      (578,000)
       Deferred costs                                                            (51,000)        35,000             --
       Other assets and liabilities                                           (1,475,000)      (554,000)     3,321,000
                                                                           -------------   ------------   ------------
              Net cash provided from operating activities                     14,345,000     28,079,000     46,921,000
                                                                           -------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                      (103,289,000)   (58,420,000)      (500,000)
    Additions to property and equipment, net                                 (32,530,000)   (26,780,000)   (14,632,000)
    Distributions to minority interest owners                                   (166,000)       (80,000)      (196,000)
    Distributions from (advances to) unconsolidated joint ventures, net        1,839,000     (5,437,000)     1,560,000
                                                                           -------------   ------------   ------------
              Net cash used in investing activities                         (134,146,000)   (90,717,000)   (13,768,000)
                                                                           -------------   ------------   ------------




                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                   (Continued)

                                                                               1997           1998           1999
                                                                           -------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                               $  (1,859,000)  $   (992,000)  $ (1,425,000)
    Proceeds from long-term debt                                             133,766,000     74,777,000      4,500,000
    Principal payments on debt and capital leases                            (10,228,000)   (19,539,000)   (12,391,000)
    Proceeds from sale of stock, net of issuance costs                         2,873,000        618,000         10,000
                                                                           -------------   ------------   ------------
              Net cash provided from (used in) financing activities          124,552,000     54,864,000     (9,306,000)
                                                                           -------------   ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               4,751,000     (7,774,000)    23,847,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   7,299,000     12,050,000      4,276,000
                                                                           -------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  12,050,000   $  4,276,000   $ 28,123,000
                                                                           =============   ============   ============
SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                              $  16,675,000   $ 22,413,000   $ 31,045,000
                                                                           =============   ============   ============
    Cash payments of income taxes                                          $   2,985,000   $  2,303,000   $    528,000
                                                                           =============   ============   ============

In connection with the acquisitions of home health care businesses, the Company issued debt of $41.7 million and $1.5 million, in 1997 and 1998, respectively.



        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


1.    ORGANIZATION AND BACKGROUND

      American HomePatient, Inc. and subsidiaries (the "Company" or "American HomePatient") is a health care services company engaged in the provision of home health care services. The Company's home health care services are comprised of the rental and sale of home medical equipment and home health care supplies, and the provision of infusion therapies and respiratory therapies. As of December 31, 1999, the Company provides these services to patients in the home through 308 branches in 38 states.


2.    OPERATING LOSSES AND DEBT COVENANTS

      The Company has suffered net losses of $25,908,000, $38,978,000 and $99,860,000 for the years ending December 31, 1997, 1998 and 1999, respectively, and the financial results for 1999 and the fourth quarter of 1999 caused the Company to not be in compliance with certain covenants of its Credit Agreement (see Note 8).

      On April 6, 2000, management and the lenders agreed to amend the Credit Agreement with terms which waive existing 1999 events of default, require a $5,000,000 principal repayment with the effectiveness of the amendment, modify existing financial covenants, and freeze the borrowing availability under the Credit Agreement at the amounts outstanding at the time of the amendment. Management's cash flow projections and related operating plans indicate the Company can remain in compliance with the new financial covenants and meet its expected obligations throughout 2000. However, as with all projections, there is uncertainty as to whether management's projections can be achieved.

      The modified financial covenants are structured such that the Company would remain in compliance with the covenants if they achieve their operating projections and related cash flow projections during 2000; however, as the covenants become much more restrictive at January 31, 2001, management's projections indicate it is likely that the Company will not be in compliance with respect to such covenants at January 31, 2001.

      In addition, the amended Credit Agreement states that any development in the government investigation discussed in Note 11, which the lenders determine could reasonably be expected to have a material adverse effect on the Company, constitutes an event of default.

      In any event of noncompliance or default under the amended Credit Agreement, the lenders have the ability to demand payment of all outstanding amounts, and there is currently no commitment as to how any such demand would be satisfied by the Company.


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

      REVENUES

      The Company's principal business is the operation of home health care centers. Approximately 56%, 52% and 56% of the Company's net revenues in 1997, 1998 and 1999, respectively, are from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based on a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Amounts earned under the Medicare and Medicaid programs are subject to review by such third party payors. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews, based upon information available at the date of the financial statements. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

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

      ACCOUNTS RECEIVABLE

      The Company's accounts receivable, before allowances, consists of the following components:

                                                                          DECEMBER 31,
                                                                   --------------------------
                                                                       1998          1999
                                                                   ------------  ------------
      Patient receivables:
         Medicare                                                  $ 45,790,000  $ 45,334,000
         All other, principally commercial insurance                 89,519,000    86,710,000
                                                                   ------------  ------------
                                                                    135,309,000   132,044,000

      Other receivables, principally due from vendors and
         former owners                                                5,412,000       788,000
                                                                   ------------  ------------
             Total                                                 $140,721,000  $132,832,000
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

      PROVISION FOR DOUBTFUL ACCOUNTS

      The Company includes provisions for doubtful accounts in operating expenses in the accompanying consolidated statements of operations. The provisions for doubtful accounts were $30,542,000, $29,857,000 and $35,729,000 in 1997, 1998 and 1999, respectively.

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

      In 1997, 1998 and 1999, depreciation expense includes $20,344,000, $23,537,000 and $25,400,000, respectively, related to the depreciation of rental equipment.

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

      EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

      The excess of cost over fair value of net assets acquired ("goodwill") is amortized over 40 years using the straight-line method. Accumulated amortization related to goodwill totaled $17,199,000 and $20,512,000 as of December 31, 1998 and 1999, respectively. The Company believes its estimated goodwill life is reasonable given the continuing movement of patient care to noninstitutional settings, expanding demand due to demographic trends, the emphasis of the Company on establishing significant coverage in each local and regional market, the consistent practice with other home care companies and other factors.

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

      In 1998 and 1999, the Company's evaluation of goodwill indicated impairments related to certain acquisitions of approximately $37,805,000 and $40,271,000, respectively, which were charged to expense in the 1998 and 1999 consolidated statements of operations. The write-downs were based upon management's estimate of the negative impact of the Company's inability to replace the decreased cash flows associated with the Medicare oxygen reimbursement reductions to the extent originally planned, as well as certain business strategies implemented in the latter half of 1998 which decreased revenue and increased operating expenses. The Company has been unable to re-establish their presence in previously exited lines of business and thus has experienced negative operating results.

      In connection with the restructuring as described in Note 4, the Company wrote down $8,165,000 of goodwill in 1997, as required under SFAS No. 121 based upon management's estimate of the impact of the announced Medicare oxygen reimbursement reductions on the Company's continuing operations. Also, the Company wrote off $12,246,000 of goodwill in 1997 related to the closure of certain operating locations which is reflected as part of the restructuring charge in the 1997 consolidated statement of operations.

      DEFERRED FINANCING COSTS

      Financing costs are amortized primarily using the straight-line method (which is not materially different from the effective interest method) over the periods of the related indebtedness.

      OTHER ASSETS

      The estimated value of non-compete agreements, net of accumulated amortization of $2,183,000 and $2,287,000 as of December 31, 1998 and 1999, respectively, are amortized over the lives of the agreements, generally periods of up to seven years. As of December 31, 1998 and 1999, the net amounts of non-compete agreements of $376,000 and $97,000, respectively, are reflected in other assets in the accompanying consolidated balance sheets.

      Other intangibles are amortized over their expected benefit period of two to three years. The net balance at December 31, 1998 and 1999 is $1,076,000 and $376,000, respectively, and is reflected in other assets in the accompanying consolidated balance sheets.

      Investments under split dollar value life insurance arrangements of $13,187,000 and $10,422,000 at December 31, 1998 and 1999, respectively, were recorded in connection with the acquisitions of certain home health care businesses and are reflected in other assets. The Company owes premiums on the split dollar value life insurance policies of $7,711,000 and $4,711,000 at December 31, 1998 and 1999, respectively, which are classified as other noncurrent liabilities.

      INCOME TAXES

      The Company utilizes SFAS No. 109, "Accounting for Income Taxes" which requires an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for differences between financial reporting and tax bases of assets and liabilities, with the primary differences related to the allowance for doubtful accounts, accrued liabilities, depreciation methods and periods and deferred cost amortization methods. See Note 10 for additional information related to the provision (benefit) for income taxes.

      STOCK BASED COMPENSATION

      SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related Interpretations. Under APB Opinion No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. See Note 9 for further discussion.

      COMPREHENSIVE INCOME

      Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income or losses and its components in a full set of general purpose financial statements. Comprehensive income or loss encompasses all changes in shareholders' equity and includes net income
      (loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Adoption of this pronouncement has not had a material impact on the Company's results of operations, as comprehensive loss for the years ended December 31, 1997, 1998 and 1999 was the same as net loss for the Company.

      SEGMENT DISCLOSURES

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises or other enterprises that are required to file financial statements with the Securities & Exchange Commission report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company manages its business as one industry segment and the provisions of SFAS No. 131 have no significant effect on the Company's disclosures.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accruals approximate fair value because of the short-term nature of these items. Based on the current market rates offered for debt with similar risks and debt with similar maturities, the carrying amount of the Company's long-term debt, including current portion, also approximates fair value at December 31, 1999.

      ACCOUNTING PRONOUNCEMENTS

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" has been issued effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company is required to adopt the provisions of SFAS No. 133 beginning in 2001; however, the Company does not expect the adoption to have a material effect on the Company's financial position or results of operations.

      RECLASSIFICATIONS

      Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the 1999 presentation.


4.    ACCOUNTING CHARGES

      1999 ACCOUNTING CHARGES

      The Company recorded $77,498,000 in accounting charges in the fourth quarter of 1999. These charges consisted of $17,133,000 to increase the Company's accounts receivable reserves which resulted in increased bad debt expense above previous quarters of 1999; $41,032,000 related to the write-off of impaired goodwill; $19,847,000 to establish a valuation allowance for deferred tax assets; $936,000 to record the anticipated loss on the dissolution of one of the Company's joint ventures; and a credit of $1,450,000 for the reversal of excess restructuring reserves originally recorded in 1997.

      The charge of $17,133,000 in additional accounts receivable reserves relates to several changes experienced in the receivables portfolio during 1999. During 1999, the Company placed a greater emphasis than in previous years on collecting current billings with less emphasis on pursuing the collection of older accounts. As a result of this strategy, overall collections for current billings in 1999 improved over the prior year; however, accounts greater than 120 days increased. In addition, some of the billing and collection issues experienced in 1998 continued to contribute to the deterioration in the aging statistics, particularly accounts aged over one year. Also during 1999, the Company has continued to experience increased delays between the date services are provided and the actual billing date due to delays in obtaining necessary documentation. Finally, Medicare reimbursement changes which limited coverage of immune globulin therapies were implemented in 1999. These changing characteristics experienced in the receivable portfolio in 1999 prompted the Company to record additional specific reserves related to certain issues and adopt a reserve methodology, which provides additional reserves for accounts with advanced agings. This accounts receivable charge is included in operating expense and as a reduction of earnings from joint ventures in the accompanying 1999 consolidated statement of operations.

      The Company wrote-off $40,271,000 of impaired goodwill as required under SFAS No. 121 due to a continuation of poor performance into 1999 of certain acquisitions. A deterioration in performance of many of these acquired businesses began in mid-1998 and, contrary to management's expectations, the negative trends did not reverse in 1999. The Company also wrote-off impaired goodwill of certain of the Company's joint ventures which adversely impacted earnings from joint ventures by $761,000 in the accompanying 1999 consolidated statement of operations.

      The Company recorded a valuation allowance for deferred tax assets in the amount of $19,847,000 due to uncertainty as to their realizability. Due to the fact that the Company is currently not generating taxable income and achieving future taxable income is uncertain, management believes a full valuation allowance to be appropriate.

      The Company has received formal notice from three of its joint venture partners of their desire to dissolve their respective partnerships. The Company anticipates that the transaction to dissolve one of these partnerships will result in a loss to the Company in the amount of $936,000. After the dissolutions, the Company intends to operate these businesses as wholly-owned operations. This charge is included as a reduction in earnings from joint ventures in the accompanying 1999 consolidated statement of operations.

      Subsequent to year end, the Company settled a dispute with the owner of a business that the Company had previously managed under the terms of a management agreement. The potential loss on the settlement had been accrued as part of the Company's restructuring charge recorded in 1997. Due to the favorable outcome of the settlement, the Company reversed $1,450,000 in excess restructuring reserves. This reversal is included in restructuring in the accompanying 1999 consolidated statement of operations.

      1998 ACCOUNTING CHARGES

      In the quarter ended September 30, 1998, the Company recorded a pre-tax accounting charge of $15,243,000 related to: (a) certain events which occurred in the third quarter ($3,243,000), (b) the recording of additional reserves related to accounts receivable ($16,000,000), and (c) the reversal of excess restructuring accruals originally recorded in 1997 ($4,000,000 credit).

      The charges of $3,243,000 relate to certain expenses associated with the retirement package of the former CEO, CEO transition expenses, deal costs of abandoned mergers and acquisitions, and a provision for adverse settlements related to accounting disputes with certain sellers of acquired businesses. These charges are included in general and administrative expenses in the accompanying 1998 consolidated statement of operations.

      The accounts receivable charge of $16,000,000 relates primarily to disruptions in collections as a result of the consolidation of billing centers and changes in certain billing procedures continuing from the 1997 restructuring. Billing center efficiencies have been affected because of personnel turnover and other adverse impacts of previous cost reduction plans. The termination of unprofitable contracts with certain health care institutions has also adversely affected collections on existing receivables. This accounts receivable charge is included in operating expense ($14,500,000) and general and administrative expense ($1,500,000) in the accompanying 1998 consolidated statement of operations.

      The Company adjusted its original estimates of restructuring costs related to the 1997 restructuring activities. This adjustment resulted in a $4,000,000 reversal of certain restructuring accruals and other reserves recorded in connection with the restructuring. This reversal is included in cost of sales ($386,000) and restructuring ($3,614,000) in the accompanying 1998 consolidated statement of operations.

      In addition to the 1998 third quarter charges, $1,291,000 of severance expense, related to former senior executive officers, was recorded as general and administrative expense, and $37,805,000 of impaired goodwill was written off (see Note 3).

      1997 MEDICARE OXYGEN REIMBURSEMENT REDUCTIONS AND RELATED RESTRUCTURING

      In August of 1997, Congress enacted and President Clinton signed the Balanced Budget Act of 1997 which reduced the Medicare reimbursement rate for oxygen-related services by 25 percent and drugs and biologicals by five percent on January 1, 1998, and reduced the Medicare reimbursement rate for oxygen-related services by another five percent in 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003. American HomePatient is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly and adversely affected by this legislation. Medicare oxygen reimbursements account for a significant percentage of the Company's revenues.

      On September 25, 1997, the Company announced initiatives to respond to planned Medicare oxygen reimbursement reductions by fundamentally reshaping the Company. More than 100 of the Company's total operating and billing locations were affected by the planned activities. The specific actions resulted in pre-tax accounting charges in the third quarter of 1997 of $65,000,000 due to the closure, consolidation, or scaling back of nine billing centers, the consolidation of operating regions, the scaling back or elimination of marginal products and services at numerous locations, and the related termination of approximately 400 employees in the affected locations. These activities were substantially completed as of June 30, 1998.

      The $65,000,000 pre-tax charges recorded in the third quarter of 1997 specifically related to the write down of goodwill and other noncurrent assets ($8,165,000), the closure, consolidation, scaling back, or elimination of services at selected locations ($44,762,000), and the anticipated negative impact on assets of the remaining operating locations ($12,073,000).

      The write off of goodwill and other noncurrent assets is required under SFAS No. 121 based upon management's estimate of the impact of the announced Medicare oxygen reimbursement reductions on the Company's continuing operations. Management's projections of future operations considering the reduced reimbursement rates for oxygen-related services indicated that the carrying value of goodwill and other noncurrent assets should be written down by $8,165,000.

      The closure, consolidation, scaling back, or elimination of services at more than 100 of the Company's operating and billing centers resulted in the write off of goodwill and other intangible assets specifically identified with affected locations ($12,246,000), the accrual of estimated employee severance and related exit costs ($6,696,000), the accrual of estimated facility exit costs including future lease costs, the write off of leasehold improvements, and the write down of furniture and equipment ($6,128,000), the write down of accounts receivable to estimated realizable value ($8,728,000), the write down of inventory to estimated realizable value ($2,204,000), the write down of rental equipment to estimated realizable value ($2,777,000), the termination of related management contracts ($3,018,000), and other exit costs ($2,965,000). The accounting charges discussed in this paragraph are recorded in the accompanying 1997 consolidated statement of operations as cost of sales ($2,204,000), operating expenses ($8,729,000), and restructuring charge ($33,829,000).

      Due to the comprehensive nature of this restructuring, including the consolidation of regional responsibilities, reorganization of the field management structure, refinements and modifications of existing procedures in all locations and additional management attention required to accomplish the restructuring in the desired timeframe, negative impacts are anticipated in the remaining operating locations relative to realization of accounts receivable, inventories and rental equipment, for which an additional $12,073,000 charge was recorded. This accounting charge is recorded in the accompanying 1997 consolidated statement of operations as cost of sales ($3,051,000) and operating expenses ($9,022,000).

      The following actions have occurred related to the restructuring:

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                               -------------------
                                                                1997       1998         TOTAL
                                                                ----       ----         -----

      Employees terminated                                       323         83          406
      Operating centers closed                                    47          5           52
      Billing locations closed                                     5          4            9
      Operating centers consolidated, scaled back or had
         marginal products and services eliminated                44         11           55

      The expected cash payments related to the restructuring charge accrued on September 25, 1997 were approximately $17,712,000. As costs were incurred and payments were made, $4,108,000, $8,602,000 and $729,000 were charged against the related restructuring accruals during the fourth quarter of 1997 and the years ended December 31, 1998 and 1999, respectively.

      In addition to cash payments related to restructuring expenses, $9,297,000 in the fourth quarter of 1997 and $15,243,000 in the year ended December 31, 1998 were charged against other valuation reserves established in connection with the Company's restructuring related to the write down of accounts receivable, inventory and rental equipment to their estimated realizable value.

      In the third quarter ended September 30, 1998, the Company adjusted its original estimates of restructuring costs resulting in the reversal of $1,589,000 of excess restructuring accruals related to items requiring a cash payment, and $2,411,000 of other valuation reserves established in connection with the restructurings. In the fourth quarter ended December 31, 1999, the Company adjusted its original estimates of restructuring costs resulting in the reversal of $1,450,000 of excess restructuring accruals related to items requiring a cash payment. The restructuring accruals at December 31, 1999 represent estimated remaining facility costs ($455,000) and termination costs of certain management contracts ($779,000) and are included in the restructuring accruals on the accompanying 1999 consolidated balance sheet.

5.    INVESTMENT IN JOINT VENTURE PARTNERSHIPS

      The Company owns 50% of 17 home health care businesses (the "Partnerships"). The remaining 50% of each business is owned by local hospitals or other investors within the same community as the joint ventures. The Company is solely responsible for the management of these businesses and receives management fees ranging from 3% to 15% based on revenues or cash collections.

      The Company has received formal notice from three of its joint venture partners of their desire to dissolve their respective partnerships. The Company anticipates that the transaction to dissolve one of these partnerships will result in a loss to the Company in the amount of $936,000. After the dissolutions, the Company intends to operate these businesses as wholly-owned operations.

      The Company provides accounting and receivable billing services to the Partnerships. The Partnerships are charged for their share of such costs based on contract terms. The Company's earnings from joint ventures include equity in earnings, management fees and fees for accounting and receivable billing services. The Company's investment in unconsolidated joint ventures includes receivables from joint ventures of $10,683,000 and $10,728,000 at December 31, 1998 and 1999, respectively.

      The Company guarantees a mortgage payable of one of the Partnerships. The balance of the guaranteed debt at December 31, 1999 is $434,000.


      Summarized financial information of the Partnerships at December 31, 1998 and 1999 and for the years then ended is as follows:

                                                             1998             1999
                                                         ------------     ------------
      Cash                                               $  1,132,000     $  1,450,000
      Accounts receivable, net                             16,300,000       10,379,000
      Other current assets                                  2,299,000        1,886,000
      Property and equipment, net                          16,500,000       13,046,000
      Other assets                                          5,744,000        4,000,000
                                                         ------------     ------------
             Total assets                                $ 41,975,000     $ 30,761,000
                                                         ============     ============
      Accounts payable                                   $    691,000     $    610,000
      Other accrued expenses                               11,435,000       11,468,000
      Debt                                                  4,834,000        3,692,000
      Partners' capital                                    25,015,000       14,991,000
                                                         ------------     ------------
             Total liabilities and partners' capital     $ 41,975,000     $ 30,761,000
                                                         ============     ============
      Net sales and rental revenues                      $ 51,696,000     $ 48,958,000
      Cost of sales                                         9,212,000        7,265,000
      Operating and management fees                        36,810,000       36,340,000
      Depreciation, amortization and interest expense       5,967,000        9,287,000
                                                         ------------     ------------
             Total expenses                                51,989,000       52,892,000
                                                         ------------     ------------
                Pre-tax loss                             $   (293,000)    $ (3,934,000)
                                                         ============     ============

6.    ACQUISITIONS

      1998 ACQUISITIONS

      Effective in 1998, the Company acquired four home health care businesses consisting of 18 locations having combined annualized revenues of approximately $24.0 million. The aggregate purchase price of approximately $31.5 million included cash of $26.5 million, assumed liabilities of $3.5 million and notes payable to sellers of $1.5 million. Of the 18 branches acquired in 1998, the Company has consolidated one branch with another Company location.


      The allocation of the aggregate purchase price of 1998 acquisitions is summarized as follows:

                                                                  1998
                                                               -----------
      Net current and other assets                             $ 4,882,000
      Fixed assets                                               2,261,000
      Goodwill, noncompete agreements and other intangibles     24,401,000
                                                               -----------
                                                               $31,544,000
                                                               ===========

      The purchase prices for the above acquisitions were allocated to the underlying assets based on their estimated relative fair values. Certain of the assets acquired in 1998 were evaluated and final allocations of the purchase prices have been made in 1999. The consolidated statements of operations include the results of operations of the acquired businesses from the respective dates of acquisition of the controlling interests.

      The following unaudited pro forma information assumes the acquisitions described above had occurred as of the beginning of the respective periods:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                   1998
                                                              -------------
      Net revenues                                            $ 409,870,000
                                                              =============
      Net loss from operations                                $ (38,819,000)
                                                              =============
      Net loss from operations per common share - basic       $       (2.59)
                                                              =============
      Net loss from operations per common share - diluted     $       (2.59)
                                                              =============
      Weighted average common shares outstanding - basic         14,986,000
                                                              =============
      Weighted average common shares outstanding - diluted       14,986,000
                                                              =============

7.    PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consist of the following:

                                                   DECEMBER 31,
                                           ----------------------------
                                               1998            1999
                                           ------------    ------------
      Land                                 $    729,000    $    734,000
      Buildings and improvements              8,416,000       8,287,000
      Rental equipment                      127,620,000     134,292,000
      Furniture, fixtures and equipment      24,735,000      26,660,000
      Delivery vehicles                       4,142,000       4,585,000
                                           ------------    ------------
                                           $165,642,000    $174,558,000
                                           ============    ============


      Property and equipment under capital leases are included under the various equipment categories.


8.    LONG-TERM DEBT AND LEASE COMMITMENTS

      Long-term debt and capital lease obligations consist of the following:

                                                                                                DECEMBER 31,
                                                                                    -------------------------------------
                                                                                         1998                 1999
                                                                                    ----------------     ----------------
      Secured Revolving Line of Credit                                              $    241,900,000     $    246,400,000

      Secured Term Loan                                                                   75,000,000           64,765,000

      Notes payable, primarily secured with acquired assets, interest at 6.8%, principal and interest due annually, final principal and interest
         payment due on February 15, 2016                                                    832,000              806,000

      Mortgage note payable, interest at 8%, principal and interest due
         monthly, with balloon payment of $442,000 due July 1, 2004                          567,000              548,000

      Notes payable, primarily secured with acquired assets, with interest rates from 7% to prime, interest due quarterly, principal payment due at
         maturity date, final maturities through 2000                                      3,336,000            1,233,000

      Acquisition note payable, interest at 7%, principal and interest due on
         February 4, 2000                                                                  1,000,000            1,000,000

      Capital lease obligations, monthly principal and interest payments until 2003        1,307,000              670,000
                                                                                    ----------------     ----------------
                                                                                         323,942,000          315,422,000
      Less current portion                                                                (7,024,000)         (16,644,000)
                                                                                    ----------------     ----------------
                                                                                    $    316,918,000     $    298,778,000
                                                                                    ================     ================

      Principal payments required on long-term debt (excluding capital leases) for the next five years and thereafter beginning January 1, 2000, are as follows:

                  2000                      $ 16,282,000
                  2001                        21,052,000
                  2002                       276,221,000
                  2003                            60,000
                  2004                           491,000
            Thereafter                           646,000
                                            ------------
                                            $314,752,000
                                            ============

      On April 14, 1999, the Company entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the "Credit Agreement") in order to remain in compliance with certain financial covenants. This Second Amendment waived events of default as of December 31, 1998 and modified previously existing financial covenants. The Second Amendment established among other things, new covenants, a more limited borrowing availability and higher interest rates. As part of the amendment, the Company's credit availability under the Credit Agreement was reduced from $360,000,000 (temporarily reduced to $340,000,000 through April 1, 1999 pursuant to the First Amendment) to $328,600,000. The Credit Agreement included a $75,000,000 five-year Secured Term Loan and a $253,600,000 five-year Secured Revolving Line of Credit with a maturity of April 15, 2002.

      The Credit Agreement contains various financial covenants, the most restrictive of which relate to measurement of earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum consolidated net worth, leverage ratios, debt-to-equity ratios, interest coverage ratios and collections of accounts receivable, in addition to provisions for periodic reporting and the recapture of excess cash flow. The Credit Agreement also contains certain covenants which, among other restrictions, impose certain limitations or prohibitions on the Company with respect to the incurrence of certain indebtedness, the creation of security interests on the assets of the Company, investments, acquisitions, investments in joint ventures, capital expenditures and sales of Company assets.

      At December 31, 1999, the Company was not in compliance with certain covenants of its Credit Agreement. Noncompliance with these covenants gave the lenders the right to demand payment of outstanding amounts under the Credit Agreement. In addition, the Company was not able to borrow additional amounts under the Credit Agreement.

      On April 6, 2000, the Company entered into a Third Amendment to the
      Fourth Amended and Restated Credit Agreement in order to remain in compliance with certain financial covenants. The terms of the Third Amendment waive events of default as of December 31, 1999, modify existing financial covenants, require a $5,000,000 principal repayment with the effectiveness of the amendment, and freeze the borrowing availability at the amounts outstanding at the time of the amendment. The Company's credit availability has thus been reduced from $328,600,000 to $307,508,000, including a $58,265,000 term loan, a $246,400,000 revolving line of credit and a $2,843,000 letter of credit.

      The modified financial covenants are structured such that the Company would remain in compliance with the covenants if they achieve their operating projections and related cash flow projections during 2000; however, as the covenants become much more restrictive at January 31, 2001, management's projections indicate, it is likely that the Company will not be in compliance with respect to such covenants at January 31, 2001.

      In addition, the amended Credit Agreement states that any development in the government investigation discussed in Note 11, which the lenders determine could reasonably be expected to have a material adverse effect on the Company, constitutes an event of default.

      In any event of noncompliance or default under the amended Credit Agreement, the lenders have the ability to demand payment of all outstanding amounts, and there is currently no commitment as to how any such demand would be satisfied by the Company.

      The Company has agreed to issue on March 31, 2001 (provided loans, letters of credit or commitments are outstanding) warrants to the lenders representing 19.99% of the fully diluted common stock of the Company issued and outstanding as of March 31, 2001. Fifty percent of these warrants would be exercisable at any time after issuance and the remaining fifty percent would be exercisable from and after September 30, 2001 (provided loans, letters of credit or commitments are outstanding). The exercise price of the warrants will be $0.01 per share.

      Interest is payable on borrowings under the Credit Agreement, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Credit Agreement), plus a margin of 2.5% and 3.25%, respectively, through September 30, 2000 and a margin of 2.75% and 3.50%, respectively, thereafter. Beginning September 30, 2000 the Company is required to pay additional interest in the amount of 4.5% per annum on that portion of the Credit Agreement that is in excess of four times adjusted EBITDA. The Company's ability to borrow under the Credit Agreement terminates on April 15, 2002, subject to exceptions set forth therein. At December 31, 1999, the weighted average borrowing rate was 9.8%. A commitment fee of up to .50% per annum is payable by the Company on the undrawn balance.

      On September 15, 1999, the Company began making quarterly principal payments on the Secured Term Loan of $1,500,000 per quarter and shall continue to make these quarterly principal payments through and including June 15, 2000. In addition, in connection with the Third Amendment a $5,000,000 principal repayment was required to be paid to the lenders upon the effectiveness of the amendment. Commencing on September 15, 2000, the Company shall make quarterly principal payments on the Secured Term Loan of $3,000,000 per quarter through and including March 15, 2001; $6,000,000 per quarter through and including December 15, 2001; and a $29,764,000 balloon payment due April 15, 2002. The original terms of the Secured Revolving Line of Credit did not require principal payments until maturity at December 16, 2002.

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

      CAPITAL LEASE COMMITMENTS

      The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases for the next five years beginning January 1, 2000, less amounts representing interest, are as follows:

            2000                                                  $    455,000
            2001                                                       231,000
            2002                                                       118,000
            2003                                                        17,000
            2004                                                            --
                                                                  ------------
                                                                       821,000
            Less amounts representing interest                        (151,000)
                                                                  ------------
                                                                  $    670,000
                                                                  ============

      OPERATING LEASE COMMITMENTS

      The Company has noncancelable operating leases on certain land, vehicles, buildings and equipment. The approximate minimum future rental commitments on the operating leases for the next five years beginning January 1, 2000, are as follows:

            2000                                                  $ 11,191,000
            2001                                                     7,973,000
            2002                                                     4,887,000
            2003                                                     2,748,000
            2004                                                       915,000
            Thereafter                                               1,781,000
                                                                  ------------
                                                                  $ 29,495,000
                                                                  ============

      Rent expense for all operating leases was approximately $13,811,000, $15,695,000 and $15,057,000, in 1997, 1998 and 1999, respectively.

9.    SHAREHOLDERS' EQUITY AND STOCK PLANS

      NONQUALIFIED STOCK OPTION PLANS

      Under the 1991 Nonqualified Stock Option Plan (the "Plan"), as amended as of February 10, 2000, 4,000,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the Plan is ten years. Shares subject to options granted under the Plan which expire, terminate or are canceled without having been exercised in full become available again for future grants.

      An analysis of stock options outstanding is as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                        OPTIONS            PRICE
                                                       ---------          -------
            OUTSTANDING AT DECEMBER 31, 1996           1,575,395          $ 16.93
            Granted                                      267,000          $ 21.64
            Exercised                                   (184,862)         $ 15.00
            Canceled                                     (54,475)         $ 19.57
                                                       ---------          -------
            OUTSTANDING AT DECEMBER 31, 1997           1,603,058          $ 17.85
            Granted                                    1,274,500          $  7.69
            Exercised                                    (35,109)         $ 13.33
            Canceled                                    (772,118)         $ 17.64
                                                       ---------          -------
            OUTSTANDING AT DECEMBER 31, 1998           2,070,331          $ 11.75
            Granted                                      424,750          $   .60
            Exercised                                    (10,000)         $  1.06
            Canceled                                    (310,725)         $ 16.72
                                                       ---------          -------
            OUTSTANDING AT DECEMBER 31, 1999           2,174,356          $  8.91
                                                       =========          =======
            EXERCISABLE AT DECEMBER 31, 1999           1,470,544          $ 10.76
                                                       =========          =======


                                                                                         WEIGHTED
                                                                                         AVERAGE
                                                       WEIGHTED                          EXERCISE
                                                       AVERAGE                           PRICE
                                         WEIGHTED     REMAINING         OPTIONS         OF OPTIONS
                                         AVERAGE     CONTRACTUAL     EXERCISABLE AT    EXERCISABLE AT
            OPTIONS       EXERCISE       EXERCISE        LIFE          DECEMBER 31,      DECEMBER 31,
          OUTSTANDING      PRICES         PRICE        IN YEARS           1999              1999
          -----------     --------       --------     ----------      -------------    --------------
            17,338        $ 6.00          $ 6.00         1.7             17,338            $ 6.00
            37,500        $10.00 to       $10.03         4.4             37,500            $10.03
                          $10.04
           208,313        $15.83 to       $16.53         5.1            208,313            $16.53
                          $20.67
           360,955        $17.50 to       $17.92         6.1            360,955            $17.92
                          $22.50
           123,500        $21.50          $21.50         7.1             92,625            $21.50
         1,012,750        $ 2.13 to       $ 6.03         8.8            650,313            $ 5.20
                          $18.13
           414,000        $  .56          $  .56         9.9            103,500            $  .56
         ---------                                                    ---------
         2,174,356                                                    1,470,544
         =========                                                    =========

      Options granted during 1996 have a two year vesting period and expire in ten years. Options granted during 1997 have two and three year vesting periods and expire in ten years. Options granted during 1998 to all employees, except officers and directors, have a one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. As of December 31, 1999, 106,754 shares remain available for future grants of options under the Plan.

      Under the 1995 Nonqualified Stock Option Plan for Directors (the "1995 Plan"), as amended as of February 10, 2000, 600,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the 1995 Plan is ten years. Shares subject to options granted under the Plan which expire, terminate or are canceled without having been exercised in full become available for future grants. In 1996, the Company granted options for 24,000 shares of common stock under the 1995 Plan at an exercise price of $26.25. In 1997, the Company granted options for 24,000 shares of common stock at an exercise price of $21.06. In 1998, the Company granted options for 31,500 shares of common stock at exercise prices of $1.69 and $19.00. In 1999, the Company granted options for 24,000 shares of common stock under the 1995 Plan at an exercise price of $.53. The issued options are fully vested and expire in ten years.

      The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option and employee stock purchase plans been determined based on the fair value at the grant date of awards in 1997, 1998 and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                           1997             1998             1999
                                                      -------------    -------------    --------------
      Net loss - as reported                          $ (25,908,000)   $ (38,978,000)   $  (99,860,000)
      Net loss - pro forma                              (31,326,000)     (40,796,000)     (100,998,000)

      Net loss per common share - as reported
             Basic                                            (1.75)           (2.60)            (6.55)
             Diluted                                          (1.75)           (2.60)            (6.55)

      Net loss per common share - pro forma
             Basic                                            (2.11)           (2.72)            (6.63)
             Diluted                                          (2.11)           (2.72)            (6.63)

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted were $13.31, $2.44 and $0.20, for 1997, 1998 and 1999, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1998 and 1999:

                                                 1997             1998              1999
                                             ------------     ------------      ------------
      Dividend yield                               0%                0%                0%
      Expected volatility                       38.0              42.0              45.0
      Expected lives                           10 years       1 to 4 years      1 to 3 years
      Risk-free interest rate range          5.7% to 6.5%     4.6% to 5.6%      4.8% to 6.0%


      EMPLOYEE STOCK PURCHASE PLAN

      The Company's 1993 Stock Purchase Plan (the "Stock Purchase Plan") originally reserved 750,000 shares for issuance to employees. Under the Stock Purchase Plan, employees may purchase stock, subject to certain limitations, at 85% of the lower of the closing market price at the beginning or at the end of each plan year, which is the last day of February. As of December 31, 1999, 336,902 shares have been issued under this plan.

      WARRANTS

      In 1997 and 1998, warrants were exercised for 7,500 shares at $12.00 per share and 12,000 shares at $8.33 per share, respectively. There are no outstanding warrants as of December 31, 1999.

      PREFERRED STOCK

      The Company's certificate of incorporation was amended in 1996 to authorize the issuance of up to 5,000,000 shares of preferred stock. The Company's board of directors is authorized to establish the terms and rights of each such series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations or restrictions thereof. As of December 31, 1999, no preferred shares have been issued.

      EARNINGS PER SHARE

      SFAS No. 128 "Earnings Per Share" establishes standards for computing and presenting earnings per share. Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible debt, options and warrants. In computing diluted earnings per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method.

      The following table information is necessary to calculate earnings per share for the years ending December 31, 1997, 1998 and 1999:

                                                         1997             1998             1999
                                                    ------------     ------------     ------------
      Net loss                                      $(25,908,000)    $(38,978,000)    $(99,860,000)
                                                    ============     ============     ============
      Weighted average common shares outstanding      14,839,000       14,986,000       15,236,000
      Effect of dilutive options and warrants                 --               --               --
                                                    ------------     ------------     ------------
      Adjusted diluted common shares outstanding      14,839,000       14,986,000       15,236,000
                                                    ============     ============     ============
      Net loss per common share
             Basic                                  $      (1.75)    $      (2.60)    $      (6.55)
                                                    ============     ============     ============
             Diluted                                $      (1.75)    $      (2.60)    $      (6.55)
                                                    ============     ============     ============


      Securities that could potentially dilute basic EPS that were not included in the calculations above, because of the anti-dilutive effects for 1997, 1998 and 1999 include all outstanding stock options and warrants previously discussed.


10.   INCOME TAXES

      The provision (benefit) for income taxes is comprised of the following components:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                         1997             1998             1999
                                                    ------------     ------------     ------------
      Current
         Federal                                    $ (5,702,000)    $ (4,528,000)    $  6,625,000
         State                                          (277,000)        (146,000)         598,000
                                                    ------------     ------------     ------------
                                                      (5,979,000)      (4,674,000)       7,223,000
                                                    ------------     ------------     ------------
      Deferred
         Federal                                      (2,826,000)      (6,074,000)      12,931,000
         State                                          (137,000)        (196,000)         291,000
                                                    ------------     ------------     ------------
                                                      (2,963,000)      (6,270,000)      13,222,000
                                                    ------------     ------------     ------------
             Provision (benefit) for income
                taxes                               $ (8,942,000)    $(10,944,000)    $ 20,445,000
                                                    ============     ============     ============

      The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                         1997             1998             1999
                                                    ------------     ------------     ------------
      Provision (benefit) for federal income taxes
         at statutory rate                          $(12,198,000)    $(17,473,000)    $(27,795,000)

      State income taxes, net of federal tax benefit    (592,000)        (564,000)        (627,000)
      Valuation allowance                                     --               --       47,906,000
      Other, principally non-deductible goodwill       3,848,000        7,093,000          961,000
                                                    ------------     ------------     ------------
             Provision (benefit) for income taxes   $ (8,942,000)    $(10,944,000)    $ 20,445,000
                                                    ============     ============     ============

      The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

                                                                                                DECEMBER 31,
                                                                                    -----------------------------
                                                                                         1998            1999
                                                                                    ------------     ------------
      Current deferred tax asset:
         Accrued restructuring liabilities                                          $  1,331,000     $    481,000
         Accounts receivable reserves                                                  3,019,000       19,294,000
         Accrued liabilities and other                                                 2,824,000        3,710,000
                                                                                    ------------     ------------
                                                                                       7,174,000       23,485,000
         Less valuation allowance                                                              -      (23,485,000)
                                                                                    ------------     ------------
             Net current deferred tax asset                                         $  7,174,000     $          -
                                                                                    ============     ============
      Noncurrent deferred tax asset:
         Financial reporting amortization in excess of tax amortization             $  3,948,000     $ 15,211,000
         Alternative minimum tax credit                                                3,000,000        1,809,000
         Net operating loss carryforward                                                       -        5,674,000
         Noncurrent asset valuation reserves                                             100,000          738,000
         Employee benefit plan deposits                                                  473,000                -
         Other                                                                         2,385,000        5,050,000
         Acquisition costs                                                            (2,351,000)      (2,739,000)
         Tax depreciation in excess of financial reporting depreciation               (1,507,000)      (1,322,000)
                                                                                     ------------     ------------
                                                                                       6,048,000       24,421,000
         Less valuation allowance                                                              -      (24,421,000)
                                                                                    ------------     ------------
             Net noncurrent deferred tax asset                                      $  6,048,000     $          -
                                                                                    ============     ============


      Due to the Company's continuing historical losses and projected future losses, there is uncertainty surrounding the realization of the deferred tax assets; thus the Company recorded a valuation allowance to fully reserve all net deferred tax assets as of December 31, 1999.

      In 1997 and 1998 the Company realized tax deductions resulting from employees' exercise of non-qualified stock options. Tax benefits of $530,000 and $35,000, respectively, have been recorded to paid-in capital.


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

      EMPLOYMENT AND CONSULTING AGREEMENTS

      The Company has employment agreements with certain members of management which provide for the payment to these members of amounts up to one and one-half times their annual compensation in the event of a termination without cause, a constructive discharge (as defined) or upon a change in control of the Company (as defined). The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company. The maximum contingent liability under these agreements is approximately $928,000.

      SELF-INSURANCE

      The Company is self-insured for workers compensation claims for the first $250,000 per claim; and for health insurance for substantially all employees for the first $150,000 on a per claim basis. The Company provides reserves for the settlement of outstanding claims at amounts believed to be adequate. The differences between actual settlements and reserves are included in expense in the year finalized.

      LETTERS OF CREDIT

      The Company has in place three letters of credit totaling $2,130,000 securing obligations with respect to its workers' compensation self-insurance program and its capital equipment under operating leases. Effective January 1, 2000, the Company was required to increase these letters of credit to $2,843,000.

      SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

      The Company established a Supplemental Executive Retirement Plan (the "SERP") to provide retirement benefits for officers and employees of the Company at the level of manager and above who have been designated for participation by the President of the Company. Participants in the SERP were eligible to receive benefits thereunder after reaching normal retirement age, which was defined in the SERP as either (i) age 65, (ii) age 60 and 10 years of service, or (iii) age 55 and 15 years of service.

      Under the SERP, participants could defer up to 6% of their base pay. The Company made matching contributions of 100% of the amount deferred by each participant.

      Benefits under the SERP became fully vested upon the participant reaching normal retirement age or the participant's disability or death. In addition, if there was a change in control of the Company as defined in the SERP, all participants would be fully vested and each participant would be entitled to receive their benefits under the SERP upon termination of employment.

      The SERP trust funds were at risk of loss. If the Company became insolvent, its creditors would be entitled to a claim to the funds superior to the claim of SERP participants.

      Due to limited participation in the SERP, the Company's board of directors on February 3, 1999, approved the termination of the SERP and authorized appropriate amendments to the SERP to allow the prompt distribution in 1999 of all funds thereunder to participants.

      401K RETIREMENT SAVINGS PLAN

      The Company has a 401K Retirement Savings Plan (the "401K"), administered by ReliaStar Life Insurance Company, to provide a tax deferred retirement savings plan to its employees. To qualify employees must be 21 years of age and over, with twelve months of continuous employment and must work at least twenty hours per week. The 401K is 100% employee funded with contributions limited to 1% to 15% of employee compensation.

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

      The government has broad authority and discretion in enforcing applicable laws and regulations, and therefore the scope and outcome of these investigations and inquiries cannot be predicted with certainty. The Company has been engaged in discussions with the government concerning the investigation and settlement of these matters. To date, no settlement or resolution has been reached. However, management believes that the final outcome of the government's investigations will likely have a material adverse impact on the Company's operating results and financial condition and will also likely result in a default under the Credit Agreement. The potential timing of any settlement and the dollar amount of any settlement cannot be estimated, therefore no provision for the resolution of the investigations has been reflected in the Company's financial statements. The final outcome could include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, or the suspension of the Company's participation in the Medicare and Medicaid programs.

      As a part of its regulatory compliance program, the Company has started performing internal audits of the adequacy of billing documentation for certain time periods. The Company will voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that cannot be corrected. The liability for these potential repayments cannot be estimated at this time; therefore, no accrual has been reflected in the Company's financial statements.

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

      There can be no assurance that any of the Company's insurance will be sufficient to cover any judgments, settlements or costs relating to any pending or future legal proceedings or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. If the insurance carried by the Company is not sufficient to cover judgments, settlements or costs relating to pending or future legal proceedings, the effect would be material to the Company's business and financial condition.


13.   RELATED PARTY TRANSACTIONS

      Effective January 1, 1992 and for a term of one year, the Company entered into a consulting agreement with the then chairman of the Company and the chairman and chief executive officer of Counsel Corporation ("Counsel"). The agreement was renewed each year through 1998, but not renewed in 1999. The agreement provided for a base consulting fee of $20,000 per month, with additional compensation at the discretion of the Board of Directors of up to $60,000 per year. The Company paid $300,000 and $240,000 pursuant to this agreement for 1997 and 1998 respectively. In May 1994, the president of Counsel became chairman of the Company and receives a consulting fee of $8,500 per month for his service as chairman. The Company paid $102,000 under this agreement for 1997, 1998 and 1999. Counsel owns approximately 26% of the Company's common stock at December 31, 1999.

      A director of the Company is a partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. ("H3GM") which the Company engaged during 1997, 1998 and 1999 to render legal advice in a variety of activities for which H3GM was paid $1,656,000, $1,727,000 and $931,000, respectively.

14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                            FIRST          SECOND           THIRD             FOURTH
           1999                            QUARTER         QUARTER         QUARTER            QUARTER            TOTAL
      -----------------------------      -----------     -----------     -----------        -----------       -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               -------------------------------------

      Net Revenues                       $    91,238     $    90,423     $    89,312        $    86,607       $   357,580
                                         ===========     ===========     ===========        ===========       ===========

      Net Loss                           $    (5,576)    $    (4,877)    $    (5,182)       $   (84,225)(1)   $   (99,860)
                                         ===========     ===========     ===========        ===========       ===========
      Basic Loss Per Share               $      (.37)    $      (.32)    $      (.34)       $     (5.52)(1)   $     (6.55)
                                         ===========     ===========     ===========        ===========       ===========
      Diluted Loss Per Share             $      (.37)    $      (.32)    $      (.34)       $     (5.52)(1)   $     (6.55)
                                         ===========     ===========     ===========        ===========       ===========


                                            FIRST          SECOND           THIRD             FOURTH
           1998                            QUARTER         QUARTER         QUARTER            QUARTER            TOTAL
      -----------------------------      -----------     -----------     -----------        -----------       -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               -------------------------------------

      Net Revenues                       $   102,793     $   103,600     $   101,345        $    96,130       $   403,868
                                         ===========     ===========     ===========        ===========       ===========
      Net Income (Loss)                  $     2,989     $     3,929     $    (9,865)(2)    $   (36,031)(3)   $   (38,978)
                                         ===========     ===========     ===========        ===========       ===========
      Basic Income (Loss) Per Share      $       .20     $       .26     $      (.66)(2)    $     (2.40)(3)   $     (2.60)
                                         ===========     ===========     ===========        ===========       ===========
      Diluted Income (Loss) Per Share    $       .20     $       .26     $      (.66)(2)    $     (2.40)(3)   $     (2.60)
                                         ===========     ===========     ===========        ===========       ===========



      1) Includes $77.5 million pre-tax charge primarily related to goodwill, accounts receivable and deferred income taxes (See Note 4).
      2) Includes $15.2 million pre-tax charge primarily related to accounts receivable. (See Note 4).
      3)    Includes $37.8 million pre-tax charge related to goodwill. (See
            Note 4).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To American HomePatient, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of American HomePatient, Inc. included in this Form 10-K, and have issued our report thereon, dated February 25, 2000 (except with respect to the matter discussed in Notes 2 and 8, as to which the date is April 6, 2000.) Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            /s/ ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 25, 2000 (except with
respect to the matter discussed
in Notes 2 and 8, as to which
the date is April 6, 2000)

                           AMERICAN HOMEPATIENT, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1997, 1998 and 1999


          Column A                        Column B                      Column C                          Column D        Column E
------------------------------------     -----------     -------------------------------------------    -------------  -------------
                                                                        Additions
                                          Balance at     -------------------------------------------
                                          Beginning        Bad Debt      Charged to                                      Balance at
         Description                      of Period        Expense     Other Accounts     Other(1)      Deductions(2)  End of Period
------------------------------------     -----------     -----------   --------------    -----------    -------------  -------------

For the year ended December 31, 1999:
Allowances for Doubtful Accounts         $41,147,000     $35,729,000     $        --     $ 1,045,000     $21,045,000     $56,876,000
                                         -----------     -----------     -----------     -----------     -----------     -----------
For the year ended December 31, 1998:
Allowances for Doubtful Accounts         $43,862,000     $29,857,000     $        --     $   868,295     $33,440,295     $41,147,000
                                         -----------     -----------     -----------     -----------     -----------     -----------
For the year ended December 31, 1997:
Allowances for Doubtful Accounts         $18,755,000     $30,541,000     $        --     $ 8,408,000     $13,842,000     $43,862,000
                                         -----------     -----------     -----------     -----------     -----------     -----------

(1)      Amounts recorded in connection with acquisitions.

(2)      Amounts written off as uncollectible accounts, net of recoveries.

                                INDEX TO EXHIBITS



    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBIT                                  PAGE
    ------                          ----------------------                                  ----
      3.1       Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration  Statement No. 33-42777
                on Form S-1).
      3.2       Certificate of Amendment to the Certificate of Incorporation of
                the Company dated October 31, 1991 (incorporated by reference to
                Exhibit 3.2 to Amendment No. 2 to the Company's Registration
                Statement No. 33-42777 on Form S-1).
      3.3       Certificate of Amendment to the Certificate of Incorporation of
                the Company Dated May 14, 1992 (incorporated by reference to
                Registration Statement on Form S-8 dated February 16, 1993).
      3.4       Certificate of Ownership and Merger merging American HomePatient,
                Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No.
                33-89568 on Form S-2).
      3.5       Certificate of Amendment to the Certificate of Incorporation of
                the Company dated July 8, 1996 (incorporated by reference to
                Exhibit 3.5 to the Company's Report of Form 10-Q for the Quarter
                ended June 30, 1996).
      3.6       Bylaws of the Company, as amended (incorporated by reference to
                Exhibit 3.3 to the Company's Registration Statement No. 33-42777 on
                Form S-1).
     10.1       Subsidiary Security Agreement dated October 20, 1994 by and among Bankers Trust Company and certain direct and indirect subsidiaries of American HomePatient, Inc. (incorporated by reference to Exhibit 10.17 to the Company's Registration
                Statement No. 33-89568 on Form S-2).
     10.2       Borrower Security Agreement dated October 20, 1994, by and between Bankers Trust Company and American HomePatient, Inc.
                (incorporated by reference to Exhibit 10.18 to the Company's
                Registration Statement No. 33-89568 on Form S-2).
     10.3       1991 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.25 to the Company's Registration
                Statement No. 33-89568 on Form S-2).

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBIT                                  PAGE
    ------                          ----------------------                                  ----
     10.4       Amendment No. 4 to 1991 Nonqualified Stock Option Plan
                (incorporated herein by reference to Exhibit A of Schedule 14A dated
                April 17, 1995).
     10.5       1995 Nonqualified Stock Option Plan for Directors (incorporated herein by reference to Exhibit B of Schedule 14A dated April 17,
                1995).
     10.6       1993 Employee Stock Purchase Plan (incorporated by reference to
                Exhibit 10.26 to the Company's Registration Statement No. 33-89568
                on Form S-2).
     10.7       Trust Agreement for the Company Master Plan dated January 1,
                1992, by and between the Company and C&S/Sovran Trust Company
                (incorporated by reference to Exhibit 10.42 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1991).
     10.8       Restated Master Agreement and Supplemental Executive Retirement
                Plan (restated as of December 31, 1993) (incorporated by
                reference to Exhibit 10.57 to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1993).
     10.9       Agreement of Partnership of Alliance Home Health Care
                Partnership d/b/a Medcenters Home Equipment dated January 1,
                1994, by and between Medical Centers Home Equipment and American
                HomePatient Ventures, Inc. (incorporated by reference to Exhibit
                10.43 to the Company's Registration Statement No. 33-89568 on
                Form S-2).
     10.10      Agreement of Limited Partnership of Health Star DME, Ltd. dated May
                19, 1988, by and between Health Star Medical of Amarillo, Inc. and
                HPBH Enterprises, Inc. as amended by Amendment No. 1 to
                Certificate of Limited Partnership of Health Star DME, Ltd. dated
                February 4, 1994, by AHP, L.P., D/B/A AHP Health, L.P.
                (incorporated by reference to Exhibit 10.44 to the Company's
                Registration Statement No. 33-89568 on Form S-2).

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBIT                                  PAGE
    ------                          ----------------------                                  ----
     10.11      Agreement of Partnership of Homelink Home Healthcare Partnership
                dated February 28, 1985, by and between Med-E-Quip Rental and
                Leasing, Inc. and Homelink Home Health Care Services, Inc., as
                amended by First Amendment to Agreement of Partnership of
                Homelink Home Health Care Partnership dated February 28, 1988, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink
                Home Healthcare Services, Inc. and Second Amendment to Agreement
                of Partnership of Homelink Home Health Care Partnership dated
                October 1, 1988, by and between Med-E-Quip Rental and Leasing, Inc.
                and Homelink Home Health Care Services, Inc. and Third Amendment
                to Agreement of Partnership of Homelink Healthcare Partnership dated
                October 1, 1991, by and between Med-E-Quip Rental and Leasing, Inc.
                and Homelink Home Health Care Services, Inc. (incorporated by reference to Exhibit 10.46 to the Company's Registration Statement
                No. 33-89568 on Form S-2).
     10.12      Management Agreement dated December 27, 1994, by and among
                Rural/Metro Corporation, Coronado Health Services, Inc. and
                American HomePatient, Inc. (incorporated by reference to Exhibit
                10.49 to the Company's Registration Statement No. 33-89568 on
                Form S-2).
     10.13      Option Agreement dated December 27, 1994, by and among
                Rural/Metro Corporation, Coronado Health Services, Inc. and
                American HomePatient, Inc. (incorporated by reference to Exhibit
                10.50 to the Company's Registration Statement No. 33-89568 on
                Form S-2).
     10.14      Form of Underwriting Agreement (incorporated by reference to
                Exhibit 1 to the Company's Registration Statement No. 33-89568
                on Form S-2).
     10.15      Borrower Partnership Security Agreement dated December 28, 1995 by and between Bankers Trust Company and the Company
                (incorporated by reference to Exhibit 10.69 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1995).
     10.16      Subsidiary Partnership Security Agreement dated December 28,
                1995 by and between Bankers Trust Company and certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1995).

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBIT                                  PAGE
    ------                          ----------------------                                  ----
    Exhibit
     10.17      Amended and Restated Borrower Pledge Agreement dated December
                28, 1995 by and between Bankers Trust Company and the Company
                (incorporated by reference to Exhibit 10.71 to the Company's
                Annual Report on Form 10-K for the year ended December 31,
                1995).
     10.18      Amended and Restated Subsidiary Pledge Agreement dated December
                28, 1995 by and among Bankers Trust Company and certain direct and indirect subsidiaries of the Company (incorporated by
                reference to Exhibit 10.72 to the Company's Annual Report on
                Form 10-K for the year ended December 31, 1995).
     10.19      Subsidiary Guaranty dated October 20, 1994 by certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for
                the year ended December 31, 1995).
     10.20      Lease and addendum as amended dated October 25, 1995 by and between Principal Mutual Life Insurance Company and American
                HomePatient, Inc. (incorporated by reference to Exhibit 10.47 to the Company's Report on Form 10-K for the year ended December
                31, 1996).
     10.21      Stock Purchase Agreement dated December 23, 1997 among National
                Medical Systems, Inc., its stockholders named therein, and
                American HomePatient, Inc. (incorporated by reference to Exhibit
                2.1 to the Company's Report on Form 8-K dated February 17,
                1998).
     10.22      Amendment to Stock Purchase Agreement dated February 5, 1998 among National Medical Systems, Inc., its stockholders named therein, and American HomePatient, Inc. (incorporated by
                reference to Exhibit 2.2 to the Company's Report on Form 8-K dated February 17, 1998).
     10.23      Fourth Amended and Restated Credit Agreement dated December 19,
                1997 by and among American HomePatient, Inc., the Banks named therein and Bankers Trust Company (incorporated by reference to
                Exhibit 10.44 to the Company's Report on Form 10-K for the year ended December 31, 1997).
     10.24      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.45 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBIT                                  PAGE
    ------                          ----------------------                                  ----
     10.25      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and ABN Amrobank, N.V. (incorporated by
                reference to Exhibit 10.46 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.26      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and AmSouth Bank (incorporated by reference to
                Exhibit 10.47 to the Company's Report on Form 10-K for the year ended December 31, 1997).
     10.27      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and Bank of America, NT & SA (incorporated by reference to Exhibit 10.48 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.28      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and Bank of Montreal (incorporated by
                reference to Exhibit 10.49 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.29      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and Corestates Bank, N.A. (incorporated by reference to Exhibit 10.50 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.30      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and First American National Bank (incorporated by reference to Exhibit 10.51 to the Company's Report on Form
                10-K for the year ended December 31, 1997).
     10.31      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and The First National Bank of Chicago
                (incorporated by reference to Exhibit 10.50 to the Company's
                Report on Form 10-K for the year ended December 31, 1997).
     10.32      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and The Fuji Bank, Limited, Atlanta Agency
                (incorporated by reference to Exhibit 10.53 to the Company's
                Report on Form 10-K for the year ended December 31, 1997).
     10.33      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and NationsBank, N.A. (incorporated by
                reference to Exhibit 10.54 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBIT                                  PAGE
    ------                          ----------------------                                  ----
     10.34      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and PNC Bank, Kentucky, Inc. (incorporated by reference to Exhibit 10.55 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.35      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and Cooperative Centrale Raiffesen
                Boerenleenbank, B.A., "Rabobank Nederland," New York Branch
                (incorporated by reference to Exhibit 10.56 to the Company's
                Report on Form 10-K for the year ended December 31, 1997).
     10.36      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and the Sakura Bank, Limited (incorporated by reference to Exhibit 10.57 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.37      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and SunTrust Bank, Nashville, N.A.
                (incorporated by reference to Exhibit 10.58 to the Company's
                Report on Form 10-K for the year ended December 31, 1997).
     10.38      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and Union Bank of California, N.A.
                (incorporated by reference to Exhibit 10.59 to the Company's
                Report on Form 10-K for the year ended December 31, 1997).
     10.39      Revolving Note dated December 23, 1997 by and between American
                HomePatient, Inc. and Union Bank of Switzerland, New York Branch
                (incorporated by reference to Exhibit 10.60 to the Company's
                Report on Form 10-K for the year ended December 31, 1997).
     10.40      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.61 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.41      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and ABN Amrobank, N.V. (incorporated by
                reference to Exhibit 10.60 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.42      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and AmSouth Bank. (incorporated by reference to Exhibit 10.63 to the Company's Report on Form 10-K for the
                year ended December 31, 1997).

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBIT                                  PAGE
    ------                          ----------------------                                  ----
     10.43      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and Bank of America, NT & SA (incorporated by reference to Exhibit 10.64 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.44      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and Bank of Montreal (incorporated by
                reference to Exhibit 10.65 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.45      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and Corestates Bank, N.A. (incorporated by reference to Exhibit 10.66 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.46      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and First American National Bank (incorporated by reference to Exhibit 10.67 to the Company's Report on Form
                10-K for the year ended December 31, 1997).
     10.47      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and The First National Bank of Chicago
                (incorporated by reference to Exhibit 10.68 to the Company's
                Report on Form 10-K for the year ended December 31, 1997).
     10.48      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and The Fuji Bank, Limited, Atlanta Agency
                (incorporated by reference to Exhibit 10.69 to the Company's
                Report on Form 10-K for the year ended December 31, 1997).
     10.49      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and NationsBank, N.A. (incorporated by
                reference to Exhibit 10.70 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.50      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and PNC Bank, Kentucky, Inc. (incorporated by reference to Exhibit 10.71 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.51      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and Cooperative Centrale Raiffesen
                Boerenleenbank, B.A., "Rabobank Nederland," New York Branch
                (incorporated by reference to Exhibit 10.70 to the Company's
                Report on Form 10-K for the year ended December 31, 1997).

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBIT                                  PAGE
    ------                          ----------------------                                  ----
     10.52      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and the Sakura Bank, Limited (incorporated by reference to Exhibit 10.73 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.53      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and SunTrust Bank, Nashville, N.A.
                (incorporated by reference to Exhibit 10.74 to the Company's
                Report on Form 10-K for the year ended December 31, 1997).
     10.54      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and Union Bank of California, N.A.
                (incorporated by reference to Exhibit 10.75 to the Company's
                Report on Form 10-K for the year ended December 31, 1997).
     10.55      Term Note dated December 19, 1997 by and between American
                HomePatient, Inc. and Union Bank of Switzerland, New York Branch
                (incorporated by reference to Exhibit 10.76 to the Company's
                Report on Form 10-K for the year ended December 31, 1997).
     10.56      Swing Line Note dated December 19, 1997 by and between American
                HomePatient, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.78 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.57      Master Agreement dated October 11, 1996 by and between American
                HomePatient, Inc. and Bank of Montreal (incorporated by
                reference to Exhibit 10.78 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.58      Severance Agreement dated December 22, 1997 by and between
                American HomePatient, Inc. and Thomas E. Mills (incorporated by reference to Exhibit 10.79 to the Company's Report on Form 10-K
                for the year ended December 31, 1997).
     10.59      Letter Agreement dated August 7, 1997 by and between American
                HomePatient, Inc., and DCAmerica Inc. (incorporated by reference to Exhibit 10.81 to the Company's Report on Form 10-K for the
                year ended December 31, 1997).
     10.60      Amendment No. 7 to 1991 Nonqualified Stock Option Plan
                (incorporated by reference to Exhibit 10.1 to the Company's
                Report on Form 10-Q for the quarter ended March 31, 1998).

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBIT                                  PAGE
    ------                          ----------------------                                  ----
     10.61      Asset Purchase Agreement dated February 27, 1998 among the
                Company, Evocare, Inc., Evocare Home Health Care Services, Inc.
                Chester Black, Bernard Lambrese and Kelly Lambrese (incorporated by reference to Exhibit 10.2 to the Company's Report on Form
                10-Q for the quarter ended March 31, 1998).
     10.62      Amendment to Asset Purchase Agreement dated March 12, 1998
                Company, Evocare, Inc., Evocare Home Health Care Services, Inc.
                Chester Black, Bernard Lambrese and Kelly Lambrese (incorporated by reference to Exhibit 10.3 to the Company's Report on Form
                10-Q for the quarter ended March 31, 1998).
     10.63      Confidentiality, Non-Competition and Severance Pay Agreement
                dated December 23, 1997 between the Company and Kathey Palmer
                (incorporated by reference to Exhibit 10.6 to the Company's
                Report on Form 10-Q for the quarter ended March 31, 1998).
     10.64      Separation Agreement dated July 6, 1998 between the Company and
                Edward K. Wissing (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the Quarter ended June 30,
                1998).
     10.65      First Amendment to Fourth Amended and Restated Credit Agreement
                dated October 29, 1998 among the Company, Banker's Trust Company as Agent and the Banks named therein (incorporated by reference to the Company's Report on Form 10-Q for the quarter ended
                September 30, 1998).
     10.66      Employment Agreement dated November 6, 1998 between the Company and Joseph F. Furlong, III (incorporated by reference to Exhibit
                10.71 to the Company's Report on Form 10-K for the year ended
                December 31, 1998).

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBIT                                  PAGE
    ------                          ----------------------                                  ----
   10.67      Employment Agreement dated January 1, 1999 between the Company and Marilyn O'Hara (incorporated by reference to Exhibit 10.72 to the Company's Report on Form 10-K for the year ended December
              31, 1998).
   10.68      Amendment No. 1 to Confidentiality, Non-Competition and
              Severance pay Agreement dated February 15, 1999 between the
              Company and Kathey Palmer (incorporated by reference to Exhibit
              10.73 to the Company's Report on Form 10-K for the year ended
              December 31, 1998).
   10.69      Employment Agreement dated December 31, 1999 between the
              Company and Thomas E. Mills.
   10.70      Asset Purchase Agreement dated July 7, 1998 among the Company,
              Greenbrier Respiratory Care Services, Inc. and Allen Carson
              (incorporated by reference to Exhibit 10.78 the Company's Report on Form 10-K for the year ended December 31, 1998).
   10.71      Stock Purchase Warrant dated August 11, 1994, by and between
              Joseph F. Furlong III and the Company (incorporated by reference to Exhibit 10.79 the Company's Report on Form 10-K for the year ended December 31, 1998).
   10.72      Second Amendment to Fourth Amendment and Restated Credit Agreement
              dated as of April 14, 1999 by and among American HomePatient,
              Inc., the Banks named therein and Bankers Trust Company, as Agent for the Banks (incorporated by reference to Exhibit 10.80 to the
              Company's Report on Form 10-K for the year ended December 31,
              1998).
   10.73      Engagement Letter dated April 13, 1999, by and between American
              HomePatient, Inc. and The Recovery Group, Inc. (incorporated by reference to Exhibit 10.81 to the Company's Report on Form 10-K for
              the year ended December 31, 1998).
   10.74      Third Amendment to Fourth Amendment and Restated Credit Agreement
              dated as of April 7, 2000 by and among American HomePatient, Inc., the Banks named therein and Bankers Trust Company, as Agent for the Banks.
    21        Subsidiary List.
    23.1      Consent of Arthur Andersen LLP.
     27       Financial Data Schedule (for SEC use only).