Form 10-Q
period 2000-06-30
AMERICAN HOMEPATIENT INC
filed 2000-08-11
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

CHECK ONE                          FORM 10-Q



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000
                                                  -------------
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO           .
                                           ----------    ----------

                           AMERICAN HOMEPATIENT, INC.
                           --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                     0-19532               62-1474680
           --------                     -------               ----------
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

                                      NONE
           -----------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                          CHANGES SINCE LAST REPORT.)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

                                   15,471,087
   --------------------------------------------------------------------------

     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 7, 2000)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 29

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

ASSETS

                                                                           December 31,        June 30,
                                                                               1999              2000
                                                                          --------------    --------------

CURRENT ASSETS
    Cash and cash equivalents                                             $   28,123,000    $   12,228,000
    Accounts receivable, less allowance for doubtful accounts
          of $56,876,000 and $53,689,000 respectively                         75,956,000        77,431,000
    Inventories                                                               16,499,000        13,925,000
    Prepaid expenses and other assets                                            982,000         1,334,000
                                                                          --------------    --------------
          Total current assets                                               121,560,000       104,918,000
                                                                          --------------    --------------

PROPERTY AND EQUIPMENT, at cost                                              174,558,000       186,011,000
    Less accumulated depreciation and amortization                          (113,465,000)     (127,603,000)
                                                                          --------------    --------------
          Net property and equipment                                          61,093,000        58,408,000
                                                                          --------------    --------------

OTHER ASSETS
    Excess of cost over fair value of net assets acquired, net               202,622,000       200,100,000
    Investment in unconsolidated joint ventures                               17,473,000        12,052,000
    Deferred financing costs, net                                              3,703,000         3,830,000
    Other assets, net                                                         17,549,000        14,585,000
                                                                          --------------    --------------
          Total other assets                                                 241,347,000       230,567,000
                                                                          --------------    --------------
                                                                          $  424,000,000    $  393,893,000
                                                                          ==============    ==============

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           December 31,         June 30,
                                                                               1999               2000
                                                                          --------------     --------------

CURRENT LIABILITIES
    Current portion of long-term debt and capital leases                  $   16,644,000     $   16,376,000
    Trade accounts payable                                                    23,327,000         14,447,000
    Other payables                                                             1,854,000          3,215,000
    Accrued expenses:
       Payroll and related benefits                                            7,472,000          6,039,000
       Interest                                                                  596,000          1,962,000
       Insurance                                                               3,979,000          4,927,000
       Restructuring accruals                                                  1,234,000            297,000
       Other                                                                   5,924,000          8,740,000
                                                                          --------------     --------------
          Total current liabilities                                           61,030,000         56,003,000
                                                                          --------------     --------------

NONCURRENT LIABILITIES
    Long-term debt and capital leases, less current portion                  298,778,000        289,642,000
    Other noncurrent liabilities                                               7,204,000          5,499,000
                                                                          --------------     --------------
          Total noncurrent liabilities                                       305,982,000        295,141,000
                                                                          --------------     --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; authorized 5,000,000 shares;
       none issued and outstanding                                                    --                 --
    Common stock, $.01 par value; authorized 35,000,000
       shares; issued and outstanding, 15,160,000 and
       15,471,000 shares, respectively                                           152,000            155,000
    Paid-in capital                                                          172,867,000        173,029,000
    Accumulated deficit                                                     (116,031,000)      (130,435,000)
                                                                          --------------     --------------
          Total stockholders' equity                                          56,988,000         42,749,000
                                                                          --------------     --------------
                                                                          $  424,000,000     $  393,893,000
                                                                          ==============     ==============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              Three Months Ended June 30           Six Months Ended June 30
                                                           --------------------------------    --------------------------------
                                                                1999              2000              1999              2000
                                                           --------------    --------------    --------------    --------------

REVENUES
    Sales and related service revenues                     $   42,719,000    $   42,956,000    $   85,579,000    $   85,458,000
    Rentals and other revenues                                 46,820,000        47,048,000        94,601,000        91,284,000
    Earnings from joint ventures                                  884,000         1,131,000         1,481,000         2,283,000
                                                           --------------    --------------    --------------    --------------
          Total revenues                                       90,423,000        91,135,000       181,661,000       179,025,000
                                                           --------------    --------------    --------------    --------------

EXPENSES
    Cost of sales and related services, excluding
       depreciation and amortization                           22,557,000        21,179,000        45,276,000        43,005,000
    Operating                                                  51,724,000        54,491,000       104,751,000       107,955,000
    General and administrative                                  3,536,000         3,681,000         7,423,000         7,031,000
    Depreciation and amortization                              10,165,000         9,882,000        19,984,000        20,094,000
    Interest                                                    7,170,000         7,582,000        14,382,000        15,044,000
                                                           --------------    --------------    --------------    --------------
          Total expenses                                       95,152,000        96,815,000       191,816,000       193,129,000
                                                           --------------    --------------    --------------    --------------

LOSS FROM OPERATIONS BEFORE INCOME
    TAXES                                                      (4,729,000)       (5,680,000)      (10,155,000)      (14,104,000)

PROVISION FOR INCOME TAXES                                        148,000           150,000           298,000           300,000
                                                           --------------    --------------    --------------    --------------

NET LOSS                                                   $   (4,877,000)   $   (5,830,000)   $  (10,453,000)   $  (14,404,000)
                                                           ==============    ==============    ==============    ==============

NET LOSS PER COMMON SHARE
       - Basic                                             $        (0.32)   $        (0.37)   $        (0.69)   $        (0.93)
                                                           ==============    ==============    ==============    ==============
       - Diluted                                           $        (0.32)   $        (0.37)   $        (0.69)   $        (0.93)
                                                           ==============    ==============    ==============    ==============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
       - Basic                                                 15,216,000        15,600,000        15,194,000        15,558,000
                                                           ==============    ==============    ==============    ==============
       - Diluted                                               15,216,000        15,600,000        15,194,000        15,558,000
                                                           ==============    ==============    ==============    ==============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Six Months Ended June 30
                                                                          ----------------------------
                                                                              1999            2000
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $(10,453,000)   $(14,404,000)
    Adjustments to reconcile net loss from operations
      to net cash provided from (used in) operating activities:
       Depreciation and amortization                                        19,984,000      20,094,000
       Equity in (earnings) losses of unconsolidated joint
          ventures                                                             508,000        (698,000)
       Minority interest                                                       125,000          98,000

    Change in assets and liabilities:
       Accounts receivable, net                                              4,390,000       1,219,000
       Inventories                                                           5,195,000       2,898,000
       Prepaid expenses and other assets                                       883,000        (357,000)
       Income tax receivable                                                    52,000         247,000
       Trade accounts payable, accrued expenses
          and other current liabilities                                         57,000      (6,261,000)
       Restructuring accruals                                                 (313,000)       (937,000)
       Other noncurrent liabilities                                             45,000          54,000
       Other assets                                                            536,000         173,000
                                                                          ------------    ------------
          Net cash provided from operating activities                       21,009,000       2,126,000
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from (used in) joint venture dissolutions                         (50,000)        917,000
    Additions to property and equipment, net                                (6,843,000)     (9,514,000)
    Distributions from unconsolidated joint
       ventures, net                                                         2,797,000         230,000
    Distributions to minority interest owners                                  (49,000)        (95,000)
                                                                          ------------    ------------
       Net cash used in investing activities                                (4,145,000)     (8,463,000)
                                                                          ------------    ------------

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (Continued)

                                                                            Six Months Ended June 30
                                                                          ----------------------------
                                                                              1999            2000
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on debt and capital leases                           (1,561,000)     (8,966,000)
    Proceeds from issuance of debt                                           4,500,000         377,000
    Proceeds from Employee Stock Purchase Plan                                      --         168,000
    Deferred financing costs                                                (1,398,000)     (1,137,000)
                                                                          ------------    ------------
          Net cash provided from (used in) financing activities              1,541,000      (9,558,000)
                                                                          ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                             18,405,000     (15,895,000)

CASH AND CASH EQUIVALENTS, beginning of period                               4,276,000      28,123,000
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                  $ 22,681,000    $ 12,228,000
                                                                          ============    ============

SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                             $ 16,792,000    $ 13,678,000
                                                                          ============    ============

    Cash payments of income taxes                                         $    357,000    $    298,000
                                                                          ============    ============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

1.       ORGANIZATION AND BACKGROUND

American HomePatient, Inc. (the "Company") was incorporated in Delaware in September 1991. The Company's principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. The Company provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the six months ended June 30, 2000, such services represented 55%, 20% and 25%, respectively of net revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of June 30, 2000, the Company provided these services to patients primarily in the home through 306 centers in 39 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. From its inception through 1997 the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company's strategy shifted from acquiring new businesses to focus more on internal growth, the integration of its acquired operations and achieving operating efficiencies.

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

3.       BANK CREDIT FACILITY

The Company is the borrower under a $306.0 million credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of banks (the "Banks"). At December 31, 1999, the Company was in default under several of the financial covenants in the Fourth Amended and Restated Credit Agreement, as amended, between the Company and Bankers Trust Company, as agent for the Banks (the Credit Agreement as amended from time to time is hereinafter referred to as the "Credit Agreement") as a result of the Company's financial results for fiscal year 1999 and the fourth quarter of 1999. The Credit Agreement was amended on April 6, 2000. The Company, on that date, entered into a Third

Amendment and Limited Waiver to the Fourth Amended and Restated Credit Agreement (the "Third Amendment"). The Third Amendment waived then existing events of default, required a $5.0 million principal repayment, modified financial covenants, limited availability under the Bank Credit Facility to the amounts outstanding under the Bank Credit Facility at the time of the Third Amendment and made a number of other changes to the Credit Agreement. The Company is required to employ a bank financial advisor to review and evaluate the Company's finances. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of August 7, 2000, totals $306.0 million.

The modified financial covenants are structured such that the Company would remain in compliance with the covenants if management's operating projections and related cash flow projections for 2000 are achieved; however, as the covenants become much more restrictive at January 31, 2001, management's projections indicate it is likely that the Company will not be in compliance with respect to such covenants at January 31, 2001.

In addition, the amended Credit Agreement states that any liability that results from the government investigation discussed in Note 7, which the lenders determine could reasonably be expected to have a material adverse effect on the Company, constitutes an event of default.

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

As part of the Second Amendment, the Company's credit availability was reduced from $360.0 million to $328.6 million, including a $75.0 million term loan and $253.6 million revolving line of credit. As of December 31, 1999, the Company's credit availability was reduced to $318.4 million, including a $64.8 million term loan and a $253.6 revolving line of credit. As of June 30, 2000, $306.0 million was outstanding under the Credit Facility, including $249.2 million under the revolving line of credit and $56.8 million under the term loan.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

4.       EARNINGS PER SHARE

Under the standards established by Statement of Financial Accounting Standards No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible debt, options and warrants. In computing diluted earnings per share, the outstanding stock warrants and stock options are considered anti-dilutive using the treasury stock method. The following information is necessary to calculate earnings per share for the periods presented:

                                                                           (unaudited)
                                                 --------------------------------------------------------------------
                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                 --------------------------------    --------------------------------
                                                      1999              2000              1999              2000
                                                 --------------    --------------    --------------    --------------

Net loss                                         $   (4,877,000)   $   (5,830,000)   $  (10,453,000)   $  (14,404,000)
                                                 ==============    ==============    ==============    ==============
Weighted average common
  shares outstanding                                 15,216,000        15,600,000        15,194,000        15,558,000

Effect of dilutive options and warrants                      --                --                --                --
                                                 --------------    --------------    --------------    --------------

Adjusted diluted commons shares
  outstanding                                        15,216,000        15,600,000        15,194,000        15,558,000
                                                 ==============    ==============    ==============    ==============

Net loss per common share
    - Basic                                      $        (0.32)   $        (0.37)   $        (0.69)   $        (0.93)
                                                 ==============    ==============    ==============    ==============
    - Diluted                                    $        (0.32)   $        (0.37)   $        (0.69)   $        (0.93)
                                                 ==============    ==============    ==============    ==============

5.       BASIS OF FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of the Company for the six months ended June 30, 2000 and 1999 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at June 30, 2000 and the results of operations and the cash flows for the six months ended June 30, 2000 and 1999.

The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

GENERAL

The Company provides home health care services and products to patients through its 306 centers in 39 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors.

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

The following table sets forth the percentage of the Company's net revenues represented by each line of business for the periods presented:

                                                Six Months Ended June 30,
                                                -------------------------
                                                1999                2000
                                                ----                ----

Home respiratory therapy services                53%                  55%
Home infusion therapy services                   20                   20
Home medical equipment and medical supplies      27                   25
                                                ---                  ---
    Total                                       100%                 100%
                                                ===                  ===

Prior to 1998, the Company had significantly expanded its operations through a combination of acquisitions of home health care companies, development of joint ventures and strategic alliances with health care delivery systems as well as internal growth. From 1996 through 1998, the Company acquired 72 home health care companies (40, 28 and 4 companies in 1996, 1997, and 1998, respectively). In 1998, the Company purposefully slowed its acquisition activity compared to prior years to focus on existing operations. As amended, the Company's Bank Credit Facility now requires bank consent for acquisitions or investments in new joint ventures. The Company did not acquire any home health care businesses or develop any new joint ventures in 1999 and does not expect to do so in 2000. Effective in the second quarter of 2000, the Company converted four of its 50% owned joint ventures to wholly-owned businesses. See "Results of Operations" for additional discussion.

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

MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") and an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. In addition, Consumer Price Index increases in Medicare reimbursement rates for home medical equipment, including oxygen, will not resume until the year 2003. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 27 percent of the Company's revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Risk Factors - Medicare Reimbursement for Oxygen Therapy and Other Services."

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

The following table and discussion sets forth items from the statements of operations as a percentage of net revenues:

                           PERCENTAGE OF NET REVENUES

                                             Three Months Ended    Six Months Ended
                                                   June 30             June 30
                                             ------------------    ----------------
                                              1999        2000      1999      2000
                                             ------      ------    ------    ------

Net Revenues                                  100.0%      100.0%    100.0%    100.0%

Costs and expenses:
   Cost of sales and related services          24.9        23.2      24.9      24.0

   Operating expenses                          57.2        59.8      57.7      60.3
   General and administrative                   3.9         4.0       4.1       3.9
   Depreciation and amortization               11.3        10.8      11.0      11.2
   Interest                                     7.9         8.3       7.9       8.4
                                             ------      ------    ------    ------
        Total costs and expenses              105.2%      106.2%    105.6%    107.9%
                                             ------      ------    ------    ------

   Loss from operations
      before income taxes                      (5.2)%      (6.2)%    (5.6)%    (7.9)%
                                             ======      ======    ======    ======

The Company's operating results for the prior two years and continuing into the first six months of 2000 are significantly lower than periods prior to 1998 and have been significantly impacted by the following factors. First, the Company has been greatly impacted by the 30% reduction in Medicare oxygen reimbursement rates (25% reduction effective January 1, 1998 with an additional 5% reduction effective January 1, 1999). The Company estimates that net revenue and pre-tax income have been reduced by approximately $14.5 million in the first six months of 2000 as a result of the 25% and the additional 5% reductions. Second, beginning in the latter half of 1998, the Company experienced a decline in revenues attributable to the exit and de-emphasis of certain lower margin business lines and by the termination of several managed care contracts (with continued effect into 1999 and 2000). Third, the Company has halted the acquisition of home health care businesses and its joint venture development program. Fourth, accounts receivable has been adversely affected by a tougher payor environment and by process problems at the operating and billing center levels (caused by the consolidation of billing centers and employee turnover) which has resulted in higher bad debt expense. Further, the Company's implementation of process improvements in the billing and collection functions has been slower than anticipated.

In order to drive internal revenue growth during the latter half of 1998, the Company embarked on a strategy to increase market share by focusing primarily on increasing respiratory revenues in existing centers. Concurrently, the Company determined that certain "non-core", lower margin products and services should be eliminated during the year. It also exited certain contracts and businesses perceived to be lower margin during the third and fourth quarters of 1998 and first half of 1999. The result was a substantial decrease in revenues beginning during the latter half of 1998.

A new management team joined the Company in the fourth quarter of 1998, consisting of a new president and chief executive officer, a new chief operating officer and a new chief financial officer. Recognizing the negative impacts of the Company's business strategy, the new management ceased the exiting of business lines by mid-December of 1998. A new strategy was developed to restore the Company's revenues and decrease expenses. Key points of this strategy are:

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

2. Decrease and control operating expenses - the Company took aggressive steps in 1999 to decrease operating and general and administrative expenses. The Company continues to monitor and closely manage its field and overhead expenses.

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

Effective in the second quarter of 2000, the Company converted four of its 50% owned joint ventures to wholly-owned operations as a result of the withdrawal of the hospital partners from the partnerships. As a result of these transactions, the results of operations of these four ventures have been consolidated into the financial results of the Company beginning in the second quarter. Previously, these four joint ventures were accounted for under the equity method.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET REVENUES. Net revenues increased from $90.4 million for the quarter ended June 30, 1999 to $91.1 million for the same period in 2000, an increase of $0.7 million, or 1%. The accounting consolidation of four of the Company's joint ventures, as described above, added approximately $3.5 million to net revenue in the current quarter. Without this additional revenue, net revenue in the current quarter would have decreased by $2.8 million compared to the same quarter last year. This decrease is primarily attributable to lower sales of non-core low margin products and the exiting of lower margin contracts due to the continuing impact of the late 1998 decision to scale back or eliminate marginal products and services at numerous locations. Following is a discussion of the components of net revenues:

         Sales and Related Services Revenues. Sales and related services revenues increased from $42.7 million for the quarter ended June 30, 1999 to $43.0 million for the same period in 2000, an increase of $0.3 million. This increase is primarily attributable to the accounting consolidation of four of the Company's joint ventures offset somewhat by lower sales of non-core low margin products and the exiting of lower margin contracts.

         Rentals and Other Revenues. Rentals and other revenues increased from $46.8 million for the quarter ended June 30, 1999 to $47.0 million for the same period in 2000, an increase of $0.2 million. This increase is also attributable to the accounting consolidation of four of the Company's joint ventures, offset by the exiting of lower margin contracts, many of which did not terminate until the end of the first quarter of 1999 or later.

         Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures increased from $0.9 million for the quarter ended June 30, 1999 to $1.1 million for the same period in 2000, an increase of $0.2 million, or 22%, which is primarily attributable to revenue growth and decreased bad debt expense at certain joint venture locations.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $22.6 million for the quarter ended June 30, 1999 to $21.2 million for the same period in 2000, a decrease of $1.4 million, or 6%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 53% to 49%. This decrease is primarily attributable to a higher level of favorable book-to-physical inventory adjustments recorded in the quarter ended June 30, 2000 compared to the same period in 1999 and the Company recording a provision in 1999 for inventory related to exiting certain contracts and the de-emphasis of soft goods.

OPERATING EXPENSES. Operating expenses increased from $51.7 million for the quarter ended June 30, 1999 to $54.5 million for the same period in 2000, an increase of $2.8 million, or 5%. This increase is primarily attributable to higher bad debt expense. Bad debt expense was 7.6% of net revenue for the quarter ended June 30, 2000 compared to 5.0% of net revenue for the same period in 1999. The higher bad debt expense in the second quarter of 2000 was in large part due to process problems at four of the Company's billing centers. The Company's increased bad debt expense reflects continued changes in the receivables portfolio due to the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities. The Company continues to evaluate the impact of additional compliance efforts, the current payor environment and other factors to determine the level of bad debt expense which should be recorded.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $3.5 million for the quarter ended June 30, 1999 to $3.7 million for the same period in 2000, an increase of $0.2 million, or 6%. This increase is attributable to slightly higher personnel expenses, offset by lower legal fees.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased from $10.2 million for the quarter ended June 30, 1999 to $9.9 million for the same period in 2000, a decrease of $0.3 million, or 3%. This decrease is primarily attributable to a lower level of unfavorable book-to-physical adjustments of rental equipment in the quarter ended June 30, 2000 compared to the same period in 1999.

INTEREST. Interest expense increased from $7.2 million for the quarter ended June 30, 1999, to $7.6 million for the same period in 2000, an increase of $0.4 million, or 6%, which is attributable to higher interest rates on borrowings.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

NET REVENUES. Net revenues decreased from $181.7 million for the six months ended June 30, 1999 to $179.0 million for the same period in 2000, a decrease of $2.7 million, or 1%. This decrease is primarily attributable to lower sales of non-core low margin products, the exiting of lower margin contracts due to the continuing impact of late 1998 decision to scale back or eliminate marginal products and services at numerous locations, offset somewhat by additional revenue from the accounting consolidation of four joint ventures in the second quarter of 2000. Following is a discussion of the components of net revenues:

         Sales and Related Services Revenues. Sales and related services revenues decreased from $85.6 million for the six months ended June 30, 1999 to $85.5 million for the same period in 2000, a decrease of $0.1 million. This decrease is primarily attributable to lower sales of non-core low margin products and the exiting of lower margin contracts, offset somewhat by additional revenue from the accounting consolidation of four joint ventures in the second quarter of 2000.

         Rentals and Other Revenue. Rentals and other revenues decreased from $94.6 million for the six months ended June 30, 1999 to $91.3 million for the same period in 2000, a decrease of $3.3 million, or 3%. This decrease is primarily attributable to the exiting of lower margin contracts, offset somewhat by the additional revenue from the accounting consolidation of four joint ventures in the second quarter of 2000.

         Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures increased from $1.5 million for the six months ended June 30, 1999 to $2.3 million for the same period in 2000, an increase of $0.8 million, or 53%, which was due primarily to revenue growth and decreased bad debt expense at certain joint venture locations.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $45.3 million for the six months ended June 30, 1999 to $43.0 million for the same period in 2000, a decrease of $2.3 million, or 5%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 53% to 50%. This decrease is primarily attributable to a higher level of favorable book-to-physical inventory adjustments recorded in the six months ended June 30, 2000 compared to the same period in 1999 and the Company recording a provision in 1999 for inventory related to exiting certain contracts and the de-emphasis of soft goods.

OPERATING EXPENSES. Operating expenses increased from $104.8 million for the six months ended June 30, 1999 to $108.0 million for the same period in 2000, an increase of $3.2 million, or 3%. This increase is primarily attributable to higher bad debt expense. Bad debt expense was 7.7% of net revenue for the six months ended June 30, 2000 compared to 4.9% of net revenue for the same period in 1999. The higher bad debt expense in the first six months of 2000 was in large part due to process problems at four of the Company's billing centers. The Company's increased bad debt expense reflects continued changes in the receivables portfolio due to the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities. The Company continues to evaluate the impact of additional compliance efforts, the current payor environment and other factors to determine the level of bad debt expense which should be recorded.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased from $7.4 million for the six months ended June 30, 1999 to $7.0 million for the same period in 2000, a decrease of $0.4 million or 5%. The decrease is primarily attributable to lower legal fees in the six months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses remained constant at $20.0 million for the six months ended June 30, 1999 and for the same period in 2000.

INTEREST. Interest expense increased from $14.4 million for the six months ended June 30, 1999, to $15.0 million for the same period in 2000, an increase of $0.6 million, or 4%. The increase was attributable to higher interest rates on borrowings.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 the Company's working capital was $48.9 million and the current ratio was 1.9x as compared to working capital of $60.5 million and a current ratio of 2.0x at December 31, 1999.

The Company is the borrower under a $306.0 million credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of banks (the "Banks"). At December 31, 1999, the Company was in default under several of the financial covenants in the Fourth Amended and Restated Credit Agreement, as amended, between the Company and Bankers Trust Company, as agent for the Banks (the Credit Agreement as amended from time to time is hereinafter referred to as the "Credit Agreement") as a result of the Company's financial results for fiscal year 1999 and the fourth quarter of 1999.

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

The modified financial covenants are structured such that the Company would remain in compliance with the covenants during 2000 if management's operating projections and related cash flow projections are achieved; however, as the covenants become much more restrictive at January 31, 2001, management's projections indicate it is likely that the Company will not be in compliance with respect to such covenants at January 31, 2001.

In addition, the amended Credit Agreement states that any liability that results from the government investigation discussed in Note 7 to the interim financial statements, which the lenders determine could reasonably be expected to have a material adverse effect on the Company, constitutes an event of default.

In any event of noncompliance or default under the amended Credit Agreement, the lenders have the ability to demand payment of all outstanding amounts, and there is currently no commitment as to how any such demand would be satisfied by the Company.

There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations. Such indebtedness, as of August 7, 2000, totals $306.0 million.

The Credit Agreement was previously amended on April 14, 1999. The Company, on that date, entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment waived then existing events of default, modified financial covenants and made a number of other changes to the Credit Agreement. As part of the Second Amendment, the Company's credit availability was reduced from $360 million to $328.6 million, including a $75 million term loan and $253.6 million revolving line of credit. As of December 31, 1999, the Company's credit availability was reduced to $318.4 million, including a $64.8 million term loan and a $253.6 revolving line of credit. As of June 30, 2000, $306.0 million was outstanding under the Credit Facility, including $249.2 million under the revolving line of credit and $56.8 million under the term loan.

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

Interest is currently payable on borrowings under the Bank Credit Facility at the election of the Company at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Credit Agreement) plus an applicable margin. The margin associated with the Adjusted Eurodollar Rate is fixed at 3.25%. The margin associated with the Base Lending Rate is fixed at 2.50%. The applicable margins increase on September 30, 2000 to 3.50% as to the Adjusted Eurodollar Rate and to 2.75% as to the Base Lending Rate. In addition, from and after September 30, 2000, additional interest of 4.50% will accrue on that portion of the Bank Credit Facility that is in excess of four times Adjusted EBITDA. As of June 30, 2000 the weighted average borrowing rate was 9.62%.

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

In addition to maintaining compliance with its debt covenants, the Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company's accounts receivables are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $75.2 million and $76.4 million at December 31, 1999 and June 30, 2000, respectively. Average days' sales in accounts receivable was approximately 81 and 82 days' at December 31, 1999, and June 30, 2000, respectively. The increase in DSO and net patient receivables in 2000 is due to the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

Net cash provided from operating activities was $21.0 million and $2.1 million for the six months ended June 30, 1999 and 2000, respectively. These amounts primarily represent net loss plus depreciation and amortization and provisions for doubtful accounts and changes in the various components of working capital. Net cash used in investing activities was $4.1 million and $8.5 million for the six months ended June 30, 1999 and 2000, respectively. Capital expenditures increased from $6.8 million for the six months ended June 30, 1999 to $9.5 million for the same period in 2000, an increase of $2.7 million. Net cash provided from (used in) financing activities was $1.5 million and ($9.6) million for the six months ended June 30, 1999 and 2000, respectively. The cash provided from (used in) financing activities for the six months ended June 30, 1999 and 2000 primarily relates to proceeds from the Bank Credit Facility net of principal payments and deferred financing costs.

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

         Substantial Leverage. The Company maintains a significant amount of long-term debt pursuant to the Bank Credit Facility. As of August 7, 2000, the Company's consolidated indebtedness under the Bank Credit Facility was $306.0 million.

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

         Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. Federal laws governing the Company's activities include regulation of the repackaging and dispensing of drugs, Medicare reimbursement and certification and certain financial relationships with health care providers. Final Stark law regulations governing referrals and financial arrangements with physicians are currently scheduled for publication in the last quarter of 2000. Although the Company intends to comply with all applicable fraud and abuse laws, these laws are not always clear and may be subject to a range of potential interpretations. There can be no assurance that administrative or judicial clarification or interpretation of existing laws or regulations, or legislative enactments of new laws or regulations, will not have a material adverse effect on the Company's business.

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

         Medicare Reimbursement for Oxygen Therapy and Other Services. Oxygen therapy reimbursements from Medicare account for approximately 27% of the Company's revenues. The Balanced Budget Act of 1997, as amended, reduced Medicare reimbursement rates for oxygen and certain oxygen equipment to 75% of 1997 levels beginning January 1, 1998 and to 70% of 1997 levels beginning January 1, 1999. Reimbursement for drugs and biologicals was reduced by 5% beginning January 1, 1998. Effective January 1, 1998, payments for parenteral and enteral nutrition ("PEN") were frozen at 1995 levels, through the year 2002. Effective October 1, 1999, Medicare established new guidelines for respiratory assist devices ("RAD"), which include continuous positive airway pressure devices, bi-level respiratory devices (without backup) and bi-level respiratory devices with back up. The changes require additional documentation in order to continue coverage on existing patients as well as new coverage and qualifying criteria for new patients. In addition, the bi-level respiratory device (without backup) was transferred from a frequently serviced item to "capped rental". Currently, respiratory assist devices account for approximately $8 million in annualized revenues. The above changes will likely slow cash collections as well as negatively impact revenues. At this time, the Company is unable to estimate the impact on cash collections and revenues. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. In addition, Consumer Price Index ("CPI") increases in Medicare reimbursement rates for home medical equipment (including oxygen, home respiratory therapy and home infusion therapy) will not resume until the year 2003, and CPI updates for prosthetics and orthotics are limited to 1% per year. Following promulgation of a final rule, HCFA will also have "inherent reasonableness" authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment if the rates are "grossly excessive" or "grossly deficient." On May 31, 2000, President Clinton announced possible future changes in the basis for Medicare's reimbursement of Albuterol and possibly other respiratory medications. These changes could result in a reimbursement reduction, the timing and extent of which are not known at this time. The Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. Reimbursement reductions already implemented have materially adversely affected the Company's net revenues and net income, and any such future reductions could have a similar material adverse effect.

         Dependence on Reimbursement by Third-Party Payors. For the six months ended June 30, 2000, the percentage of the Company's net revenues derived from Medicare, Medicaid and private pay was 47%, 10% and 43%, respectively. The net revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's net revenues and net income. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company's net revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix.

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

         No Assurance of Growth. The Company reported a net loss of $14.4 million for the six months ended June 30, 2000. No assurance can be given that the Company will achieve profitable operations in the near term. The Company intends to expand its business primarily through internal growth of existing operations. There can be no assurance that the Company can achieve growth in net revenues. The price of the Company's common stock may fluctuate substantially in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors.

         Ability to Attract and Retain Management. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. Recent organizational restructurings and the ongoing OIG investigation, among other factors, may limit the Company's ability to attract and retain qualified personnel, which in turn could adversely affect profitability.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company's Bank Credit Facility provides for a floating interest rate. As of June 30, 2000, the Company had outstanding borrowings of approximately $306.0 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $2.0 million. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed.

                           PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The 2000 annual meeting of shareholders was held on May 31, 2000. At the meeting, the shareholders voted in favor of approving Arthur Andersen LLP as the Company's Independent Public Accountants for the 2000 fiscal year. No other matters were voted upon at the annual meeting. The following table sets forth the voting tabulation for the matter voted upon at the meeting.

                          Votes          Votes         Votes                       Broker
                           For          Against       Withheld    Abstentions     Non-Votes
                       ----------       -------       --------    -----------     ---------
Approval of
Arthur Andersen LLP
as the Company's
Independent Public
Accountants            13,835,028        24,245          -0-        12,162           -0-

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

                            AMERICAN HOMEPATIENT, INC.

August 11, 2000             By:/s/ Marilyn A. O'Hara
                               -------------------------------------------------
                               Marilyn A. O'Hara
                               Chief Financial Officer and An Officer Duly
                               Authorized to Sign on Behalf of the registrant

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------

  27             Financial Data Schedule (for SEC use only)