Form 10-Q
period 2000-09-30
AMERICAN HOMEPATIENT INC
filed 2000-11-14
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

CHECK ONE
 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                                       OR

 [  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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


            5200 MARYLAND WAY, SUITE 400, BRENTWOOD, TENNESSEE 37027
            -----------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

                                 (615) 221-8884
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE

             -------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                          CHANGES SINCE LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

                                   15,471,087

    (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 3, 2000)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 29

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)




                                                                       December 31,         September 30,
                                                                          1999                  2000
                                                                      -------------         -------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                         $  28,123,000         $  16,377,000
    Accounts receivable, less allowance for doubtful accounts
      of $56,876,000 and $49,778,000, respectively                       75,956,000            76,466,000
    Inventories                                                          16,499,000            14,165,000
    Prepaid expenses and other assets                                       982,000             1,140,000
                                                                      -------------         -------------
          Total current assets                                          121,560,000           108,148,000
                                                                      -------------         -------------

PROPERTY AND EQUIPMENT, at cost                                         174,558,000           183,601,000
    Less accumulated depreciation and amortization                     (113,465,000)         (127,811,000)
                                                                      -------------         -------------
          Net property and equipment                                     61,093,000            55,790,000
                                                                      -------------         -------------

OTHER ASSETS

    Excess of cost over fair value of net assets acquired, net          202,622,000           198,833,000
    Investment in unconsolidated joint ventures                          17,473,000             9,937,000
    Deferred financing costs, net                                         3,703,000             3,365,000
    Other assets, net                                                    17,549,000            12,467,000
                                                                      -------------         -------------
          Total other assets                                            241,347,000           224,602,000
                                                                      -------------         -------------
                                                                      $ 424,000,000         $ 388,540,000
                                                                      =============         =============






                                  (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (unaudited)



                                                                          December 31,         September 30,
                                                                             1999                  2000
                                                                         -------------         -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt and capital leases                 $  16,644,000         $  19,137,000
    Trade accounts payable                                                  23,327,000            16,566,000
    Other payables                                                           1,854,000             2,955,000
    Accrued expenses:
       Payroll and related benefits                                          7,472,000             9,300,000
       Interest                                                                596,000             1,737,000
       Insurance                                                             3,979,000             5,463,000
       Restructuring accruals                                                1,234,000               250,000
       Other                                                                 5,924,000             8,632,000
                                                                         -------------         -------------
          Total current liabilities                                         61,030,000            64,040,000
                                                                         -------------         -------------

NONCURRENT LIABILITIES
    Long-term debt and capital leases, less current portion                298,778,000           283,657,000
    Other noncurrent liabilities                                             7,204,000             3,504,000
                                                                         -------------         -------------
          Total noncurrent liabilities                                     305,982,000           287,161,000
                                                                         -------------         -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; authorized 5,000,000 shares;
       none issued and outstanding                                                  --                    --
    Common stock, $.01 par value; authorized 35,000,000
       shares; issued and outstanding, 15,160,000 and
       15,471,000 shares, respectively                                         152,000               155,000
    Paid-in capital                                                        172,867,000           173,029,000
    Accumulated deficit                                                   (116,031,000)         (135,845,000)
                                                                         -------------         -------------
          Total stockholders' equity                                        56,988,000            37,339,000
                                                                         -------------         -------------
                                                                         $ 424,000,000         $ 388,540,000
                                                                         =============         =============



The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                              Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                             -------------------------------    -----------------------------
                                                                 1999              2000             1999              2000
                                                             --------------   --------------    ------------     ------------
REVENUES
    Sales and related service revenues                       $   42,694,000   $   42,914,000    $128,273,000     $128,372,000
    Rentals and other revenues                                   45,814,000       47,354,000     140,415,000      138,637,000
    Earnings from joint ventures                                    804,000        1,236,000       2,285,000        3,519,000
                                                             --------------   --------------    ------------     ------------
          Total revenues                                         89,312,000       91,504,000     270,973,000      270,528,000
                                                             --------------   --------------    ------------     ------------

EXPENSES
    Cost of sales and related services, excluding
       depreciation and amortization                             22,286,000       21,102,000      67,562,000       64,107,000
    Operating                                                    51,326,000       53,699,000     156,077,000      161,654,000
    General and administrative                                    3,319,000        4,110,000      10,742,000       11,141,000
    Depreciation and amortization                                10,224,000       10,122,000      30,208,000       30,216,000
    Interest                                                      7,189,000        7,730,000      21,571,000       22,774,000
                                                             --------------   --------------    ------------     ------------
          Total expenses                                         94,344,000       96,763,000     286,160,000      289,892,000
                                                             --------------   --------------    ------------     ------------

LOSS FROM OPERATIONS BEFORE INCOME
    TAXES                                                        (5,032,000)      (5,259,000)    (15,187,000)     (19,364,000)

PROVISION FOR INCOME TAXES                                          150,000          150,000         448,000          450,000
                                                             --------------   --------------    ------------     ------------

NET LOSS                                                     $   (5,182,000)  $   (5,409,000)   $(15,635,000)  $  (19,814,000)
                                                             ==============   ==============    ============   ==============

NET LOSS PER COMMON SHARE
       - Basic                                               $       (0.34)   $       (0.35)    $     (1.03)   $       (1.27)
                                                             ==============   ==============    ============   ==============
       - Diluted                                             $       (0.34)   $       (0.35)    $     (1.03)   $       (1.27)
                                                             ==============   ==============    ============   ==============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
       - Basic                                                   15,246,000       15,661,000      15,221,000       15,620,000
                                                             ==============   ==============    ============   ==============
       - Diluted                                                 15,246,000       15,661,000      15,221,000       15,620,000
                                                             ==============   ==============    ============   ==============



The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                          Nine Months Ended Sept. 30,
                                                                       ---------------------------------
                                                                           1999                 2000
                                                                       ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $(15,635,000)        $(19,814,000)
    Adjustments to reconcile net loss from operations
      to net cash provided from operating activities:
       Depreciation and amortization                                     30,208,000           30,216,000
       Equity in (earnings) losses of unconsolidated joint
         ventures                                                           651,000           (1,315,000)

       Minority interest                                                    157,000              134,000

    Change in assets and liabilities:
       Accounts receivable, net                                           7,283,000            2,566,000
       Restricted cash                                                       51,000                   --
       Inventories                                                        5,475,000            2,706,000
       Prepaid expenses and other assets                                  1,304,000             (163,000)
       Income tax payable                                                   102,000              397,000
       Trade accounts payable, accrued expenses
          and other current liabilities                                     301,000           (1,112,000)
       Restructuring accruals                                              (458,000)            (985,000)
       Other noncurrent liabilities                                          47,000               (9,000)
       Other assets                                                       1,005,000              304,000
                                                                       ------------         ------------
          Net cash provided from operating activities                    30,491,000           12,925,000
                                                                       ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from (used in) joint venture dissolutions                     (500,000)             931,000
    Additions to property and equipment, net                            (10,527,000)         (13,877,000)
    Distributions from unconsolidated joint
       ventures, net                                                      2,644,000            1,319,000
    Distributions to minority interest owners                               (49,000)            (179,000)
                                                                       ------------         ------------
       Net cash used in investing activities                             (8,432,000)         (11,806,000)
                                                                       ------------         ------------


                                  (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (Continued)



                                                            Nine Months Ended Sept. 30,
                                                         ---------------------------------
                                                             1999                 2000
                                                         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on debt and capital leases          (3,349,000)         (12,189,000)
    Proceeds from issuance of debt                          4,500,000              377,000
    Proceeds from Employee Stock Purchase Plan                 11,000              168,000
    Deferred financing costs                               (1,406,000)          (1,221,000)
                                                         ------------         ------------
          Net cash used in financing activities              (244,000)         (12,865,000)
                                                         ------------         ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           21,815,000          (11,746,000)

CASH AND CASH EQUIVALENTS, beginning of period              4,276,000           28,123,000
                                                         ------------         ------------

CASH AND CASH EQUIVALENTS, end of period                 $ 26,091,000         $ 16,377,000
                                                         ============         ============

SUPPLEMENTAL INFORMATION:
    Cash payments of interest                            $ 23,932,000         $ 21,619,000
                                                         ============         ============

    Cash payments of income taxes                        $    416,000         $    300,000
                                                         ============         ============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

        1. ORGANIZATION AND BACKGROUND

        American HomePatient, Inc. (the "Company") was incorporated in Delaware in September 1991. The Company's principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. The Company provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the nine months ended September 30, 2000, such services represented 56%, 20% and 24%, respectively of net revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of September 30, 2000, the Company provided these services to patients primarily in the home through 307 centers in 39 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. From its inception through 1997 the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company's strategy shifted from acquiring new businesses to focus more on internal growth, the integration of its acquired operations and achieving operating efficiencies.

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

        3. BANK CREDIT FACILITY

        The Company is the borrower under a $303.0 million credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of banks (the "Banks"). At December 31, 1999, the Company was in default under several of the financial covenants in the Fourth Amended and Restated Credit Agreement, as amended, between the Company and Bankers Trust Company, as agent for the Banks (the Credit Agreement as amended from time to time is hereinafter referred to as the "Credit Agreement") as a result of the Company's financial results for fiscal year 1999 and the fourth quarter of 1999. The Credit Agreement was amended on April 6, 2000. The Company, on that date, entered into a Third Amendment and Limited Waiver to the Fourth Amended and Restated Credit Agreement (the "Third Amendment"). The Third Amendment waived then existing events of default, required a $5.0 million principal repayment to the term loan, modified financial covenants, froze availability under the revolving loan to the amounts outstanding under the revolving loan at the time of the Third Amendment ($249.2 million) and made a number of other changes to the Credit Agreement. The Company was required to employ a bank financial advisor to review and evaluate the Company's finances. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of November 1, 2000, totals $303.0 million.

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

        As part of the Second Amendment, the Company's credit availability was reduced from $360.0 million to $328.6 million, including a $75.0 million term loan and $253.6 million revolving line of credit. As of December 31, 1999, the Company's credit availability was further reduced through paydowns of the term loan portion of the Bank Credit Facility to $318.4 million, including a $64.8 million term loan and a $253.6 revolving line of credit. As of September 30, 2000, the Company's credit availability was further reduced to $303.0 million through paydowns of the term loan to $53.8 million and freezing availability under the revolving loan to $249.2 million.

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


                                                                                  (unaudited)
                                                       -------------------------------------------------------------------
                                                        Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                       -------------------------------     -------------------------------
                                                           1999              2000              1999              2000
                                                       -------------     -------------     -------------     -------------
        Net loss                                       $ (5,182,000)     $ (5,409,000)     $(15,635,000)     $(19,814,000)
                                                       ============      ============      ============      ============
        Weighted average common
        shares outstanding                               15,246,000        15,661,000        15,221,000        15,620,000

        Effect of dilutive options and warrants                  --                --                --                --
                                                       ------------      ------------      ------------      ------------

        Adjusted diluted commons shares
            outstanding                                  15,246,000        15,661,000        15,221,000        15,620,000
                                                       ============      ============      ============      ============

        Net loss per common share
            - Basic                                    $      (0.34)     $      (0.35)     $      (1.03)     $      (1.27)
                                                       ============      ============      ============      ============
            - Diluted                                  $      (0.34)     $      (0.35)     $      (1.03)     $      (1.27)
                                                       ============      ============      ============      ============


        5. BASIS OF FINANCIAL STATEMENTS

        The interim condensed consolidated financial statements of the Company for the nine months ended September 30, 2000 and 1999 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at September 30, 2000 and the results of operations and the cash flows for the nine months ended September 30, 2000 and 1999.

        The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

        On February 12, 1998, a subpoena from the Office of the Inspector General of the Department of Health and Human Services ("OIG") was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for payment from Medicare. Since that time the U.S. Department of Justice has examined issues involving Certificates of Medical Necessity and loaning of equipment by the Company nationwide. The Company has retained experienced health care counsel to represent it in this matter and is cooperating with the investigation. The Company's counsel has conducted meetings with governmental officials, and governmental officials have interviewed certain company officers and employees. The Company has also responded to government requests for information and documents. The Company has been engaged in discussions with the government concerning the investigation and settlement of these matters. To date, no settlement or resolution has been reached; however, management believes that the final outcome of the government's investigation will likely have a material adverse impact on the Company's operating results and financial condition and will also likely result in a default under the Bank Credit Facility. The potential timing and dollar amount of any settlement cannot be estimated, therefore no provision for the resolution of the investigation has been reflected in the Company's financial statements. The final outcome of the investigation could include, among other things, the repayment of reimbursements received by the Company related to previously billed claims, the imposition of fines or penalties, or the suspension or exclusion of the Company from participation in Medicare, Medicaid and other government reimbursement programs. Although this has not been confirmed, management believes that the investigation was initiated as a result of a qui tam complaint filed by a former employee of the Company under the False Claims Act.

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

        GENERAL

        The Company provides home health care services and products to patients through its 307 centers in 39 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors.

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

        The following table sets forth the percentage of the Company's net revenues represented by each line of business for the periods presented:

                                                     Nine Months Ended Sept. 30,
                                                     ---------------------------
                                                         1999           2000
                                                         ----           ----
       Home respiratory therapy services                  53%            56%
       Home infusion therapy services                     21             20
       Home medical equipment and medical supplies        26             24
           Total                                         100%           100%


        Prior to 1998, the Company had significantly expanded its operations through a combination of acquisitions of home health care companies, development of joint ventures and strategic alliances with health care delivery systems as well as internal growth. From 1996 through 1998, the Company acquired 72 home health care companies (40, 28 and 4 companies in 1996, 1997, and 1998, respectively). In 1998, the Company purposefully slowed its acquisition activity compared to prior years to focus on existing operations. As amended, the Company's Bank Credit Facility now requires bank consent for acquisitions or investments in new joint ventures. The Company did not acquire any home health care businesses or develop any new joint ventures in 1999 and does not expect to do so in 2000. Effective in the second quarter of 2000, the Company converted four of its 50% owned joint ventures to wholly-owned businesses as a result of the withdrawal of the hospital partners from the partnerships. Effective in the third quarter, one additional 50% owned joint venture was converted to a wholly-owned business. See "Results of Operations" for additional discussion.

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

        The final outcome of the investigation could include, among other things, the repayment of reimbursements received by the Company related to previously billed claims, the imposition of fines or penalties, or the suspension or exclusion of the Company from participation in Medicare, Medicaid and other government reimbursement programs. Although this has not been confirmed, management believes that the investigation was initiated as a result of a qui tam complaint filed by a former employee of the Company under the False Claims Act.

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

        MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

        The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") and an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. In addition, Consumer Price Index increases in Medicare reimbursement rates for home medical equipment, including oxygen, will not resume until the year 2003. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 27 percent of the Company's revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors - Medicare Reimbursement for Oxygen Therapy and Other Services."

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

        The following table and discussion sets forth items from the statements of operations as a percentage of net revenues:

                           Percentage of Net Revenues


                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                                  ------------------------           ------------------------
                                                   1999              2000              1999             2000
                                                  ------            ------           ------            ------
       Net Revenues                               100.0%            100.0%           100.0%            100.0%

       Costs and expenses:
           Cost of sales and related               25.0              23.1             24.9              23.7
             services

           Operating expenses                      57.5              58.7             57.6              59.8
           General and administrative               3.7               4.5              4.0               4.1
           Depreciation and amortization           11.4              11.0             11.1              11.2
           Interest                                 8.0               8.4               8.0              8.4
                                                  ------            ------           ------            ------
                Total costs and expenses          105.6%            105.7%            105.6%           107.2%
                                                  ------            ------           ------            ------

           Loss from operations
              before income taxes                 (5.6)%            (5.7)%            (5.6)%           (7.2)%
                                                  ======            ======           ======            ======



        The Company's operating results for the prior two years and continuing into the first nine months of 2000 are significantly lower than periods prior to 1998 and have been significantly impacted by the following factors. First, the Company has been greatly impacted by the 30% reduction in Medicare oxygen reimbursement rates (25% reduction effective January 1, 1998 with an additional 5% reduction effective January 1, 1999). The Company estimates that net revenue and pre-tax income have been reduced by approximately $21.9 million in the first nine months of 2000 as a result of the 25% and the additional 5% reductions. Second, beginning in the latter half of 1998, the Company experienced a decline in revenues attributable to the exit and de-emphasis of certain lower margin business lines and by the termination of several managed care contracts (with continued effect into 1999 and 2000). Third, the Company has halted the acquisition of home health care businesses and its joint venture development program. Fourth, accounts receivable has been adversely affected by a tougher payor environment and by process problems at the operating and billing center levels (caused by the consolidation of billing centers and employee turnover) which has resulted in higher bad debt expense. Further, the Company's implementation of process improvements in the billing and collection functions has been slower than anticipated.

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

        Effective in the second quarter of 2000, the Company converted four of its 50% owned joint ventures to wholly-owned operations as a result of the withdrawal of the hospital partners from the partnerships. One additional joint venture was converted to a wholly-owned operation in the third quarter of 2000. As a result of these transactions, the results of operations of these five ventures have been consolidated into the financial results of the Company. Previously, these five joint ventures were accounted for under the equity method.

        THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

        NET REVENUES. Net revenues increased from $89.3 million for the quarter ended September 30, 1999 to $91.5 million for the same period in 2000, an increase of $2.2 million, or 2%. The accounting consolidation of five of the Company's joint ventures, as described above, added approximately $3.0 million to net revenue in the current quarter. Without this additional revenue, net revenue in the current quarter would have decreased by $0.8 million compared to the same quarter last year. This decrease is primarily attributable to lower sales of non-core low margin products and the exiting of lower margin contracts, offset somewhat by increases in rentals and sales of certain respiratory products. Also effecting the Company's decline in revenue has been the high priority placed on compliance related activities. In late 1999, and continuing into 2000, the Company implemented a more comprehensive compliance program which included a major training and development initiative. During this period, the Company trained over 1,200 employees on compliance and reimbursement management.

        Following is a discussion of the components of net revenues:

             SALES AND RELATED SERVICES REVENUES. Sales and related services revenues increased from $42.7 million for the quarter ended September 30, 1999 to $42.9 million for the same period in 2000, an increase of $0.2 million. This increase is primarily attributable to the accounting consolidation of five of the Company's joint ventures offset somewhat by lower sales of non-core low margin products and the exiting of lower margin contracts.

             RENTALS AND OTHER REVENUES. Rentals and other revenues increased from $45.8 million for the quarter ended September 30, 1999 to $47.4 million for the same period in 2000, an increase of $1.6 million, or 3%. This increase is also attributable to the accounting consolidation of five of the Company's joint ventures, offset by the exiting of lower margin contracts, many of which did not terminate until the end of the first quarter of 1999 or later.

             EARNINGS FROM HOSPITAL JOINT VENTURES. Earnings from hospital joint ventures increased from $0.8 million for the quarter ended September 30, 1999 to $1.2 million for the same period in 2000, an increase of $0.4 million, or 50%, which is primarily attributable to revenue growth, decreased bad debt expense, and increased profitability of certain joint venture locations.

        COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $22.3 million for the quarter ended September 30, 1999 to $21.1 million for the same period in 2000, a decrease of $1.2 million, or 5%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 52% to 49%. This decrease is primarily attributable to a higher level of favorable book-to-physical inventory adjustments, a lower level of sales of lower margin products, and the Company recording a provision in 1999 for inventory related to exiting certain contracts and the de-emphasis of soft goods.

        OPERATING EXPENSES. Operating expenses increased from $51.3 million for the quarter ended September 30, 1999 to $53.7 million for the same period in 2000, an increase of $2.4 million, or 5%. This increase is attributable to the accounting consolidation of five joint ventures which added approximately $2.5 million to operating expenses in the current quarter. Bad debt expense was 5.7% of net revenue for the quarter ended September 30, 2000 compared to 5.6% of net revenue for the same period in 1999. The Company's bad debt expense in 2000 has been impacted by temporary disruptions in billing and collection activities resulting from the introduction of the compliance program and a standardized reimbursement process at all of its locations, as well as the consolidation of certain billing locations into larger regional billing centers. The Company continues to evaluate the impact of additional compliance efforts, the current payor environment and other factors to determine the level of bad debt expense which should be recorded.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $3.3 million for the quarter ended September 30, 1999 to $4.1 million for the same period in 2000, an increase of $0.8 million, or 24%. This increase is attributable to higher personnel expenses and consulting fees, offset somewhat by lower legal fees.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased from $10.2 million for the quarter ended September 30, 1999 to $10.1 million for the same period in 2000, a decrease of $0.1 million. This decrease is primarily attributable to lower amortization expense as a result of the $40.3 million write-off of impaired goodwill in the fourth quarter of 1999.

        INTEREST. Interest expense increased from $7.2 million for the quarter ended September 30, 1999 to $7.7 million for the same period in 2000, an increase of $0.5 million, or 7%, which is attributable to higher interest rates on borrowings.

        NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

        NET REVENUES. Net revenues decreased from $271.0 million for the nine months ended September 30, 1999 to $270.5 million for the same period in 2000, a decrease of $0.5 million, or less than 1%. The accounting consolidation of five of the Company's joint ventures, as previously described, added approximately $6.2 million to net revenue in the current nine month period. Without this additional revenue, net revenue for the nine months would have decreased by $6.7 million compared to last year. This decrease is primarily attributable to lower sales of non-core low margin products and the exiting of lower margin contracts, offset somewhat by increases in rentals and sales of certain respiratory products. Also effecting the Company's decline in revenue has been the high priority placed on compliance related activities. In late 1999, and continuing into 2000, the Company implemented a more comprehensive compliance program which included a major training and development initiative. During this period, the Company trained over 1,200 employees on compliance and reimbursement management. Following is a discussion of the components of net revenues:

             SALES AND RELATED SERVICES REVENUES. Sales and related services revenues increased from $128.3 million for the nine months ended September 30, 1999 to $128.4 million for the same period in 2000, an increase of $0.1 million. This increase is primarily attributable to additional revenue from the accounting consolidation of five joint ventures, offset by lower sales of non-core low margin products and the exiting of lower margin contracts.

             RENTALS AND OTHER REVENUE. Rentals and other revenues decreased from $140.4 million for the nine months ended September 30, 1999 to $138.6 million for the same period in 2000, a decrease of $1.8 million, or 1%. This decrease is primarily attributable to the exiting of lower margin contracts, offset by the additional revenue from the accounting consolidation of five joint ventures.

             EARNINGS FROM HOSPITAL JOINT VENTURES. Earnings from hospital joint ventures increased from $2.3 million for the nine months ended September 30, 1999 to $3.5 million for the same period in 2000, an increase of $1.2 million, or 52%, which was due primarily to revenue growth and decreased bad debt expense at certain joint venture locations.

        COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $67.6 million for the nine months ended September 30, 1999 to $64.1 million for the same period in 2000, a decrease of $3.5 million, or 5%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 53% to 50%. This decrease is primarily attributable to a higher level of favorable book-to-physical inventory adjustments, a lower level of sales of lower margin products, and the Company recording a provision in 1999 for inventory related to exiting certain contracts and the de-emphasis of soft goods.

        OPERATING EXPENSES. Operating expenses increased from $156.1 million for the nine months ended September 30, 1999 to $161.7 million for the same period in 2000, an increase of $5.6 million, or 4%. This increase is primarily attributable to the accounting consolidation of five joint ventures which added approximately $4.9 million to operating expenses in the current nine month period. Bad debt expense was 7.0% of net revenue for the nine months ended September 30, 2000 compared to 5.1% of net revenue for the same period in 1999. The higher bad debt expense in the first nine months of 2000 is due to temporary disruptions in billing and collection activities resulting from the introduction of the compliance program and a standardized reimbursement process at all of its locations, as well as the consolidation of certain billing locations into larger regional billing centers. The Company continues to evaluate the impact of additional compliance efforts, the current payor environment and other factors to determine the level of bad debt expense which should be recorded.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $10.7 million for the nine months ended September 30, 1999 to $11.1 million for the same period in 2000, an increase of $0.4 million or 4%. The increase is primarily attributable to higher personnel expenses and consulting fees, offset somewhat by lower legal fees in the nine months ended September 30, 2000.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses remained constant at $30.2 million for the nine months ended September 30, 1999 and for the same period in 2000.

        INTEREST. Interest expense increased from $21.6 million for the nine months ended September 30, 1999, to $22.8 million for the same period in 2000, an increase of $1.2 million, or 6%. The increase was attributable to higher interest rates on borrowings.

        LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2000 the Company's working capital was $44.1 million and the current ratio was 1.7x as compared to working capital of $60.5 million and a current ratio of 2.0x at December 31, 1999.

        The Company is the borrower under a $303.0 million credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of banks (the"Banks"). At December 31, 1999, the Company was in default under several of the financial covenants in the Fourth Amended and Restated Credit Agreement, as amended, between the Company and Bankers Trust Company, as agent for the Banks (the Credit Agreement as amended from time to time is hereinafter referred to as the "Credit Agreement") as a result of the Company's financial results for fiscal year 1999 and the fourth quarter of 1999.

        On April 6, 2000, management and the lenders entered into a Third Amendment and Limited Waiver to the Fourth Amended and Restated Credit Agreement which waived the existing 1999 events of default, required a $5.0 million principal repayment to the term loan portion of the Bank Credit Facility upon the effectiveness of the amendment, modified existing financial covenants, and froze the borrowing availability under the revolving loan to the amounts outstanding at the time of the amendment. Management's cash flow projections and related operating plans indicate the Company can remain in compliance with the new financial covenants and meet its expected obligations throughout 2000. However, as with all projections, there is uncertainty as to whether management's projections can be achieved.

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

        There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations. Such indebtedness, as of November 1, 2000, totals $303.0 million.

        The Credit Agreement was previously amended on April 14, 1999. The Company, on that date, entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment waived then existing events of default, modified financial covenants and made a number of other changes to the Credit Agreement. As part of the Second Amendment, the Company's credit availability was reduced from $360 million to $328.6 million, including a $75 million term loan and a $253.6 million revolving line of credit. As of December 31, 1999, the Company's credit availability was further reduced through paydowns of the term loan portion of the Bank Credit Facility to $318.4 million, including a $64.8 million term loan and a $253.6 revolving line of credit. As of September 30, 2000, the Company's credit availability was further reduced to $303.0 million through paydowns of the term loan to $53.8 million and freezing availability under the revolving loan to $249.2 million.

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

        Interest is currently payable on borrowings under the Bank Credit Facility at the election of the Company at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Credit Agreement) plus an applicable margin. The margin associated with the Adjusted Eurodollar Rate is fixed at 3.50%. The margin associated with the Base Lending Rate is fixed at 2.75%. In addition, from and after September 30, 2000, additional interest of 4.50% will accrue on that portion of the Bank Credit Facility that is in excess of four times Adjusted EBITDA. As of September 30, 2000 the weighted average borrowing rate was 9.89%. As of November 10, 2000, the weighted average borrowing rate was 12.26% due to the additional interest which began October 1, 2000.

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

        In addition to maintaining compliance with its debt covenants, the Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company's accounts receivables are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $75.2 million and $75.5 million at December 31, 1999 and September 30, 2000, respectively. Average days' sales in accounts receivable was approximately 81 and 79 days' at December 31, 1999, and September 30, 2000, respectively. The Company's level of DSO and net patient receivables reflect the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

        Net cash provided from operating activities was $30.5 million and $12.9 million for the nine months ended September 30, 1999 and 2000, respectively. These amounts primarily represent net loss plus depreciation and amortization and provisions for doubtful accounts and changes in the various components of working capital. Net cash used in investing activities was $8.4 million and $11.8 million for the nine months ended September 30, 1999 and 2000, respectively. Capital expenditures increased from $10.5 million for the nine months ended September 30, 1999 to $13.9 million for the same period in 2000, an increase of $3.4 million. Net cash used in financing activities was $0.2 million and $12.9 million for the nine months ended September 30, 1999 and 2000, respectively. The cash used in financing activities for the nine months ended September 30, 1999 and 2000 primarily relates to principal payments and deferred financing costs net of proceeds from the Bank Credit Facility.

        The Company's principal capital requirements are for working capital, capital expenditures and debt service. The Company has financed and intends to continue to finance these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles. Management believes that these sources will support the

        Company's current level of operations as long as the Company maintains compliance with its debt covenants and there is no adverse settlement related to the government's investigation of the Company's billing practices. Management's projections indicate it is likely the Company will not be in compliance with its debt covenants as of January 31, 2001, due to the more restrictive covenants which begin on that date.

        RISK FACTORS

        This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company.

                SUBSTANTIAL LEVERAGE. The Company maintains a significant amount of long-term debt pursuant to the Bank Credit Facility. As of September 30, 2000, the Company's consolidated indebtedness under the Bank Credit Facility was $303.0 million. Interest is currently payable on borrowings under the Bank Credit Facility at the election of the Company at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Credit Agreement) plus an applicable margin. The margin associated with the Adjusted Eurodollar Rate is fixed at 3.25%. The margin associated with the Base Lending Rate is fixed at 2.50%. The applicable margins increased on September 30, 2000 to 3.50% as to the Adjusted Eurodollar Rate and to 2.75% as to the Base Lending Rate. In addition, from and after September 30, 2000, additional interest of 4.50% accrues on that portion of the Bank Credit Facility that is in excess of four times Adjusted EBITDA.

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

                GOVERNMENT REGULATION. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate providers, as well as new and existing health care products and services. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. Federal laws governing the Company's activities include regulation of the repackaging and dispensing of drugs, Medicare reimbursement and certification and certain financial relationships with health care providers. Final Stark law regulations governing referrals and financial arrangements with physicians are currently scheduled for publication by the end of 2000. Although the Company intends to comply with all applicable fraud and abuse laws, these laws are not always clear and may be subject to a range of potential interpretations. There can be no assurance that administrative or judicial clarification or interpretation of existing laws or regulations, or legislative enactments of new laws or regulations, will not have a material adverse effect on the Company's business.

        The Company is subject to state laws governing Medicaid, professional training, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards and many of the Company's employees must maintain licenses to provide some of the services offered by the Company. In addition, the Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include: (i) Prospective Payment System ("PPS") and Consolidated Billing requirements for skilled nursing facilities and PPS for home health agencies, which do not affect the Company directly but could affect the Company's contractual relationships with such entities (the consolidated billing requirement subsequently reversed by the Omnibus Budget bill, signed into law by President Clinton on November 23, 1999); (ii) a pilot project in Polk County, Florida which began on October 1, 1999 in which the Company is participating, to determine the efficacy of competitive bidding for certain durable medical equipment ("DME"), under which pilot project Medicare reimbursement for certain items is reduced between 18% and 31% from the current fee schedule; and
        (iii) deadlines (as yet determined) for obtaining Medicare and Medicaid surety bonds for home health agencies and DME suppliers. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company's results of operations, financial condition or prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation."

                GOVERNMENT INVESTIGATION. In addition to the regulatory initiatives mentioned above, the OIG has received funding to expand and intensify its auditing of the health care industry in an effort better to detect and remedy fraud and abuse in Medicare and Medicaid billing. The Company is currently under investigation by the OIG relating to claims for payment from Medicare. The final outcome of the current OIG investigation, as well as any other investigations, could have a material adverse impact on the Company's results of operations, financial condition or prospects and could include, among other things, the repayment of reimbursements received by the Company related to previously billed claims, the imposition of fines or penalties, or the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation."

                COLLECTIBILITY OF ACCOUNTS RECEIVABLE. The Company has substantial accounts receivable, as well as days sales outstanding of 79 days. The Company has implemented four key initiatives to improve accounts receivable performance: (i) proper staffing and training; (ii) process redesign and standardization; (iii) consolidation of billing center activities; and (iv) billing center specific goals geared toward improved cash collections and reduced accounts receivable. No assurances can be given, however, that future bad debt expense will not increase above current operating levels as a result of continuing difficulties associated with the Company's billing activities and meeting payor documentation requirements and claim submission deadlines.

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

                MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY AND OTHER SERVICES. Oxygen therapy reimbursements from Medicare account for approximately 27% of the Company's revenues. The Balanced Budget Act of 1997, as amended, reduced Medicare reimbursement rates for oxygen and certain oxygen equipment to 75% of 1997 levels beginning January 1, 1998 and to 70% of 1997 levels beginning January 1, 1999. Reimbursement for drugs and biologicals was reduced by 5% beginning January 1, 1998. Effective January 1, 1998, payments for parenteral and enteral nutrition ("PEN") were frozen at 1995 levels, through the year 2002. Effective October 1, 1999, Medicare established new guidelines for respiratory assist devices ("RAD"), which include continuous positive airway pressure devices, bi-level respiratory devices (without backup) and bi-level respiratory devices with back up. The changes require additional documentation in order to continue coverage on existing patients as well as new coverage and qualifying criteria for new patients. In addition, the bi-level respiratory device (without backup) was transferred from a frequently serviced item to "capped rental". Currently, respiratory assist devices account for approximately $8 million in annualized revenues. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. In addition, Consumer Price Index ("CPI") increases in Medicare reimbursement rates for home medical equipment (including oxygen, home respiratory therapy and home infusion therapy) will not resume until the year 2003, and CPI updates for prosthetics and orthotics are limited to 1% per year. However, Congress is currently considering legislation that would return the CPI increase for home medical equipment, except prosthetics and orthotics, effective January 1, 2001. Following promulgation of a final rule, HCFA will also have "inherent reasonableness" authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment if the rates are "grossly excessive" or "grossly deficient." Possible future changes in the basis for calculating Medicare's reimbursement rates for Albuterol and other respiratory medications could result in a reimbursement reduction for these products, the timing and extent of which are not known at this time. Implementation of the Albuterol reduction could begin as early as January 1, 2001, however, Congress is currently considering legislation that would delay implementation. The Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. Reimbursement reductions already implemented have materially adversely affected the Company's net revenues and net income, and any such future reductions could have a similar material adverse effect.

                DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS. For the nine months ended September 30, 2000, the percentage of the Company's net revenues derived from Medicare, Medicaid and private pay was 48%, 10% and 42%, respectively. The net revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's net revenues and net income. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company's net revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix.

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

                HEALTH CARE INITIATIVES. The health care industry continues to undergo dramatic changes. With the change in administration, new federal health care initiatives, particularly concerning Medicare, may be launched. There can be no assurance that sweeping federal health care legislation will not be adopted in the future. It is also possible that proposed federal legislation will include language which provides incentives to further encourage Medicare recipients to shift to Medicare at-risk managed care programs. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of governmental health care programs or initiatives will not have a material adverse effect on the Company.

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

                NO ASSURANCE OF GROWTH. The Company reported a net loss of $19.8 million for the nine months ended September 30, 2000. No assurance can be given that the Company will achieve profitable operations in the near term. The Company intends to expand its business primarily through internal growth of existing operations. There can be no assurance that the Company can achieve growth in net revenues. The price of the Company's common stock may fluctuate substantially in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors.

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

        ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company's Bank Credit Facility provides for a floating interest rate. As of September 30, 2000, the Company had outstanding borrowings of approximately $303.0 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $2.0 million. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed.

                           PART II. OTHER INFORMATION

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

        (B)  REPORTS ON FORM 8-K.  None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      AMERICAN HOMEPATIENT, INC.

        November 14, 2000             By: /s/ Marilyn A. O'Hara
                                          --------------------------------------
                                          Marilyn A. O'Hara
                                          Chief Financial Officer and An Officer
                                          Duly Authorized to Sign on Behalf of
                                          the registrant

                                INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibits
-------                    -----------------------

27                         Financial Data Schedule (for SEC use only)