Form 10-K405
period 2000-12-31
AMERICAN HOMEPATIENT INC
filed 2001-04-17
CIK 879181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
CHECK ONE:

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
     1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM        TO      .
                                                           ------   ------

                         COMMISSION FILE NUMBER 0-19532

                           AMERICAN HOMEPATIENT, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                        62-1474680
         (State or other jurisdiction of                     (I.R.S. Employer
         Incorporation or organization)                      Identification No.)

         5200  MARYLAND WAY, SUITE 400                          37027-5018
         BRENTWOOD  TN                                          (Zip Code)
         (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 221-8884

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                                WHICH REGISTERED
         -------------------                            ------------------------

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

                                Yes [X]  No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of April 12, 2001 was $4,081,847.

         On April 12, 2001, 16,327,389 shares of the registrant's $0.01 par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: Portions of the Registrant's definitive proxy statement for its 2001 Annual Meeting of stockholders.

                                     PART I


ITEM 1.  BUSINESS

                              INTRODUCTORY SUMMARY

         American HomePatient, Inc. (the "Company") was incorporated in Delaware in September 1991. The Company's principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. The Company provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of December 31, 2000, the Company provided these services to patients primarily in the home through 304 centers in 38 states. From its inception through 1997 the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company's strategy shifted from acquiring new businesses to focusing more on internal growth, integrating its acquired operations and achieving operating efficiencies.


                               RECENT DEVELOPMENTS

         Bank Credit Facility. The Company is the borrower under a credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of banks (the "Banks"). The Company is in default under the Fourth Amended and Restated Credit Agreement (the Credit Agreement as amended from time to time is hereinafter referred to as the "Credit Agreement") as a result of breaching several of the financial covenants in the Credit Agreement and failing to make a scheduled principal payment due March 15, 2001. The Company is currently discussing potential waiver, amendment and refinancing alternatives with its lenders. There can be no assurance that such negotiations will be successful in curing the above-referenced defaults. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. The Banks have the right to demand the immediate payment of all indebtedness outstanding under the Credit Agreement. Accordingly, the Company has classified the related debt principal amounts as a current liability. Such indebtedness, as of April 12, 2001, totals $296.6 million.

         The Company does not have the liquidity to repay the indebtedness if payment is demanded. If payment is demanded for the entire indebtedness the Banks would then have the right to seize all of the assets of the Company pledged to the Banks. In addition, the proceeds of all of the Company's accounts receivable are transferred daily into a bank account which, under the terms of a Concentration Bank Agreement, allows the lenders, upon an event of default, to cease honoring any drafts under the account and set off all amounts in the bank account against the indebtedness owed to the Banks. There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations or that any negotiations with the Banks to amend the Credit Facility and cure the defaults will be successful. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         As part of the second amendment to the Bank Credit Facility, the Company agreed to issue on March 31, 2001 (provided loans, letters of credit or commitments are still outstanding) warrants to the Banks representing 19.99% of the common stock of the Company issued and outstanding as of March 31, 2001. As of April 12, 2001, the Company has not issued these warrants but plans to issue them as soon as the terms of the Credit Agreement are negotiated with the banks. Fifty percent of these warrants will be exercisable at any time after issuance and the remaining fifty percent will be exercisable from and after September 30, 2001 (provided loans, letters of credit or commitments have not been terminated subsequent to March 31, 2001 and prior to September 30, 2001). The exercise price of the warrants is $0.01 per share.

         See "Business - Risk Factors - Substantial Leverage" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Government Investigation. On February 12, 1998, a subpoena from the Office of Inspector General of the Department of Health and Human Services ("OIG") was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for payment from Medicare. The investigation was initiated as a result of a qui tam complaint filed under seal by a former employee of the Company under the False Claims Act. In connection with this investigation the U.S. Department of Justice ("DOJ") has examined alleged improprieties by the Company during the period from January 1, 1995 to December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. The Company also has been engaged in discussions with the government concerning possible settlement of these matters. Based upon recent negotiations, the Company has recorded a reserve in the amount of $7.5 million in anticipation of a settlement with the DOJ and the relator who filed the False Claims Act case. There can be no assurances, however, that a settlement will be reached or regarding the amount, terms, scope or timing of any such settlement. A settlement likely will result in a default under the Credit Agreement.

         The Company also has reason to believe that another qui tam complaint has been filed against the Company under the False Claims Act. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones investigated by the government in connection with the False Claims Act case originating with the Pineville, Kentucky center described above. If the possible settlement of the first case occurs, then the Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998.

         The Company also was named as a defendant in two other False Claims Act cases. In each of those cases the DOJ declined to intervene and such cases were subsequently dismissed in March 2001. The first of these cases, United States ex. rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on the motion of the Company on March 9, 2001. Mr. Corsello's qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The other case, United States ex. rel. Alan D. Hutchison
v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison's own motion on March 22, 2001. Mr. Hutchison's qui tam complaint alleged that the Company and numerous other unrelated defendants, filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary.

         There can be no assurances as to the final outcome of the pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of the pending lawsuits could have a material adverse effect on the Company.

         Medicare Oxygen Reimbursement Reductions. The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") and an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements accounted for approximately 27% of the Company's revenues in 2000. The Company estimates that the Medicare Oxygen Reimbursement Reductions decreased revenue and pre-tax income by approximately $24.5 million during 1998, $29.2 million during 1999 and $29.4 million during 2000. In January 2001, federal legislation was signed into law that provided for a one-time increase in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index (CPI). The Company estimates that this CPI increase will increase revenue and pre-tax income by approximately $1.0 million on an annual basis.

                                    BUSINESS

         The Company provides home health care services and products consisting primarily of respiratory therapy services, infusion therapy services and the rental and sale of home medical equipment and home health care supplies. For the year ended December 31, 2000, such services represented 56%, 19% and 25% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. The Company's objective is to be a leading provider of home health care products and services in the markets in which it operates. The Company's centers are regionally located to achieve the market penetration necessary for the Company to be a cost-effective provider of comprehensive home health care services to managed care and other third-party payors.

         As of December 31, 2000, the Company provided services to patients primarily in the home through 304 centers in the following 38 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin. The Company had approximately 3,400 full-time employees and 200 part-time employees at December 31, 2000.

         Prior to 1998, the Company had significantly expanded its operations through a combination of home health care acquisitions and joint ventures and strategic alliances with integrated health care delivery systems. The Company purposefully slowed its growth by acquisitions during 1998 compared to prior years to focus more on existing operations. During 1999 and 2000, the Company did not acquire any businesses or develop any new joint ventures other than converting previously owned 50% joint ventures to wholly owned operations. See "Business - Joint Ventures" for discussion.

         The Company does not anticipate renewing its acquisition or joint venture development activities during 2001 as it continues to focus its efforts on internal operational matters.

SERVICES AND PRODUCTS

         The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:


                                                                              YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------
                                                                         1998           1999          2000
                                                                         ----           ----          ----
       Home respiratory therapy services                                   48%            53%           56%
       Home infusion therapy services                                      22             21            19
       Home medical equipment and medical supplies                         30             26            25
                                                                         ----           ----          ----
              Total                                                       100%           100%          100%
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

         Oxygen-related services and systems comprised approximately 48% of the Company's 2000 respiratory revenues with the balance generated from nebulizers and related aerosol medication services, home ventilators, CPAP and bi-level therapies, home sleep studies and infant apnea monitors. The Company provides respiratory therapy services at all but 16 of its 304 centers.

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

         The Company's other infusion therapies include chemotherapy, hydration, growth hormone and immune globulin therapies. Enteral nutrition services account for approximately 30% of the Company's infusion revenues, while antibiotic therapy, TPN, and pain management accounted for approximately 26%, 7% and 1% respectively. The Company's remaining infusion revenues were derived from the provision of infusion nursing services, chemotherapy, prescription drug sales and other miscellaneous infusion therapies. Enteral nutrition services are provided at most of the

Company's centers, and the Company currently provides other infusion therapies in 47 of its 304 centers.

         Home Medical Equipment and Supplies. The Company provides a comprehensive line of equipment to serve the needs of home care patients. Revenues from home equipment services are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment.

OPERATIONS

         Organization. Currently, the Company's operations are divided into two geographic divisions, each headed by a division vice president. Each division is further divided into geographic areas, each area headed by an area vice president. There are a total of 14 geographic areas within the Company. Each area vice president oversees the operations of approximately 15 - 25 centers. Management believes this field organizational structure enhances management flexibility and facilitates communication. Specifically, it provides for a greater focus on local market operations and control at the operating level, while enabling the Company's management to be close to the patients and concentrate on achieving the Company's strategic goals. Area vice presidents focus on revenue development, cost control and accounts receivable management and assist local management with decision making to improve responsiveness in local markets. Effective April 1, 2001 rather than reporting to the area vice presidents, the Company's billing centers began reporting directly to the corporate reimbursement department under the leadership of the Vice President of Reimbursement and six directors of compliance and reimbursement. This new organizational structure allows area management more time to focus on revenue growth as well as add specialized knowledge and focused management resources to the billing function. In addition to the two geographic divisions, the Company has also established a third special division which is specifically dedicated to the operations of the Company's larger rehabilitation centers (centers which specialize in assistive technology devices and specialty wheelchairs).

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

         The Company has achieved what management believes is an appropriate balance between centralized and decentralized management. Management believes that home care is a local business dependent in large part on personal relationships and, therefore, provides the Company's operating managers with a significant degree of autonomy to encourage prompt and effective responses to local market demands. In conjunction with this local operational authority, the Company provides, through its corporate office (the "Support Center"), sophisticated management support, compliance oversight and training, marketing and managed care expertise, sales training and support, product development, and financial and information systems that typically are not readily available to independent operators. The Company retains centralized control over those functions necessary to monitor quality of patient care and to maximize operational efficiency. Services performed at the support center level include financial and accounting functions, corporate compliance, reimbursement oversight, clinical policy and procedure development, regulatory affairs and licensure, and system design.

         Commitment to Quality. The Company's quality and performance improvement programs are designed to ensure that its service standards are properly implemented. Management believes that the Company has developed and implemented service and procedure standards that not only comply with, but often exceed, the standards required by the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"). All of the Company's centers are JCAHO-accredited or are in the process of being reviewed for accreditation from the JCAHO. The Company has Quality Improvement Advisory Boards at many of its centers, and center general managers conduct quarterly quality improvement reviews. Area quality improvement ("AQI") specialists conduct quality compliance audits at each center to ensure compliance with state and federal regulations, JCAHO, FDA and internal standards. The AQI specialist also helps train all new clinical personnel on the Company's policies and procedures. The Company's corporate philosophy for service excellence is its Personal Caring Service Promise, which characterizes the Company's standards for quality care and customer service. The Personal Caring Service Promise is as follows: "We promise to serve our customers with personal caring service. We do this by treating them with dignity and respect, just like members of our own family, giving each of them the individual attention they deserve." The Company's Governing Body, which consists of the President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice President of Marketing, Vice President of Clinical and Regulatory Affairs, a division vice president, two area vice presidents, two division quality improvement specialists, and a corporate medical director, meets quarterly to review and oversee the Company's quality assurance programs.

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

         Management Information Systems. Management believes that periodic refinement and upgrading of its management information systems, which permit management to monitor closely the activities of the Company's centers, is important to the Company's success. These systems provide monthly budget analyses, financial comparisons to prior periods, comparisons among Company centers, a communication network for electronic mail and access to the Internet. Through these systems management is able to identify areas for improvement. Medicare and many third-party payor claims are billed electronically, thereby facilitating the collection of accounts receivable. In addition, the Company's financial reporting system monitors certain key data for each center, such as accounts receivable, payor mix, cash collections, revenues and operating trends.

         Corporate Compliance. The Company's commitment to providing quality home health care services and products is matched by a commitment to maintaining high standards of ethical and legal conduct. The Company strives to operate its business with honesty and integrity and the Company's Corporate Compliance Program is designed to accomplish these goals through employee training and education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits, and other programs. The Company's compliance program is monitored by its Compliance Officer, Assistant Compliance Officer and Compliance Committee. The Compliance Committee is comprised of the Company's President and CEO, Chief Operating Officer, Chief Financial Officer, Vice President of Human Resources, Vice President of Clinical and Regulatory Affairs, Vice President of Reimbursement, Vice President of Purchasing, Director of Internal Audit, both division vice presidents, and two area vice presidents. The Compliance Committee meets quarterly.

HOSPITAL JOINT VENTURES

         As of December 31, 2000, the Company operated 12 home health care joint ventures with hospitals or hospital systems.

         During 1999, the Company converted one of its previously 50% owned joint ventures to a wholly owned operation through the acquisition of the hospital partner's equity. During 2000, the Company converted six of its previously 50% owned joint ventures to wholly owned operations as a result of the withdrawal of the hospital partners from the partnerships. As a result of these transactions, the results of operations of these joint ventures have been consolidated into the financial results of the Company. Previously, these joint ventures were accounted for under the equity method. In the fourth quarter of 2000, the Company and its hospital partner sold substantially all of the assets of the Amarillo, Texas partnership to a third party and discontinued operations in preparation for dissolving the Amarillo partnership in 2001. The Company did not develop any new joint ventures during 1999 and 2000.

         The Company's joint ventures with hospitals set forth below typically are 50/50% equity partnerships with an initial term of between three and ten years and with the following typical provisions: (i) the Company contributes assets of an existing business in the designated market or contributes cash to fund half of the initial working capital required for the hospital joint venture to commence operations; (ii) the hospital partner contributes similar assets and/or an amount of cash equal, in the aggregate, to the fair market value of the Company's net contribution; (iii) the Company is the managing partner for the hospital joint venture and receives a monthly management and administrative fee; and (iv) distributions, to the extent made, are generally made on a quarterly basis and are consistent with each partners' capital contributions. Within the hospital joint venture's designated market, all revenues generated by the provision of those services for which the joint venture was formed are deemed to be revenues of the hospital joint venture, including revenues from sources other than the hospital joint venture partner.

         The following table lists the Company's hospital joint venture partners and locations for all joint ventures in operation as of December 31, 2000:


        HOSPITAL JOINT VENTURE PARTNER                       LOCATIONS
        ------------------------------                       ---------
        Baptist Medical Center (5 hospitals)             Montgomery, AL
        Baptist Medical System (3 hospitals)             Benton, Little Rock, North Little Rock, AR
        Central Carolina Hospital                        Sanford, NC
        Conway Hospital                                  Conway, SC(1)
        East Alabama Medical Center                      Alexander City, Auburn, Sylacauga, AL
        Frye Regional Medical Center/Grace               Franklin, Hickory, Lenoir, Maiden, Morganton, NC
            Hospital/Caldwell Memorial
        Midlands Health Resources (12 hospitals)         Beatrice,  Hastings,  Lincoln,  Norfolk, Omaha, NE;
                                                         Clarinda, IA
        Peninsula Regional Medical Center                Salisbury, MD; Onley, VA
        Piedmont Medical Center                          Rock Hill, SC
        Spruce Pine Community Hospital                   Asheville, Marion, Spruce Pine, NC
        Tolfree Memorial Hospital                        West Branch, MI
        Wallace Thompson Hospital                        Union, SC(1)


         (1)  70% owned consolidated joint venture.

REVENUES AND COLLECTIONS

         The Company derives substantially all of its revenues from third-party payors, including Medicare, private insurers and Medicaid. Medicare is a federally funded and administered health insurance program that provides coverage for beneficiaries who require certain medical services and products. Medicaid is a state administered reimbursement program that provides reimbursement for certain medical services and products.

         The following table sets forth the percentage of the Company's revenues from each source indicated for the years presented:


                                                                              Year Ended December 31,
                                                                         ---------------------------------
                                                                         1998           1999          2000
                                                                         ----           ----          ----
       Medicare....................................................       42%            46%           48%
       Private pay, primarily private insurance....................       48             44            42
       Medicaid....................................................       10             10            10
                                                                         ----           ---           ---
              Total                                                      100%           100%          100%
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

         In August 1997, President Clinton signed the Balanced Budget Act of 1997 that reduced the Medicare reimbursement rate for oxygen by 25% beginning January 1, 1998 and by another 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced 5% beginning January 1, 1998. In addition, payments from parenteral and enteral nutrition were frozen at 1995 levels through the year 2002. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly and adversely affected financially by this legislation. Medicare oxygen reimbursements accounted for approximately 27% of the Company's revenues in 2000. The Company estimates that the Medicare Oxygen Reimbursement Reduction decreased revenues and pre-tax income by approximately $24.5 million in 1998, $29.2 million in 1999 and $29.4 million in 2000.

         Net patient accounts receivable at December 31, 2000 was $74.5 million compared to net patient accounts receivable of $75.2 million at December 31, 1999. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources.

         The table below shows the Company's DSO for the periods indicated:

                                                                              YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------
                                                                         1998           1999          2000
                                                                       -------        -------        -------
       Days' sales outstanding.................................        92 days        81 days        76 days

         The decrease in DSO and net patient receivables between 1999 and 2000 is due to improved collection results on current billings in 2000. The Company's level of DSO and net patient receivables reflect the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

SALES AND MARKETING

         Sales. In 1999, the Company focused its selling efforts in the respiratory services product line, but also broadened sales initiatives to include other profitable products and services such as enteral nutrition, HME rental and select infusion therapy. During 2000, the Company determined that additional sales infrastructure would be required to accelerate revenue growth and in May of 2000, the Company hired a new Vice President of Sales and Marketing. Six directors of sales were subsequently hired with the directive of working in conjunction with the Vice President of Sales and Marketing and the area vice presidents to facilitate the implementation of revenue growth strategies at the field level. The Company also analyzed market data and referral/utilization trends to identify a subset of forty centers with the greatest potential for marketshare gain. The directors of sales are accountable for sales activity specifically for these forty "target centers". These target centers also serve as primary pilot sites for new sales and marketing initiatives.

         Also in 2000, the Company committed resources to quarterly sales training meetings. As the Company increased its investment in selling resources, it simultaneously enhanced its systems for measuring individual performance and accountability for results. The incentive plan for account executives has been modified such that incentives have been better aligned with specific products and services offering the greatest opportunities for revenue gain.

         Managed Care Sales. A new Director of Managed Care joined the Company at the end of 2000. With new expertise in place, the Company is now focusing its efforts on maximizing revenues with existing contracts, as well as new contracts, through more strategic price negotiations and improved operational strategies for implementation.

         Corporate Marketing Support. The Company's internal marketing department was reorganized to better facilitate product line revenue growth strategies. Today, the marketing team serves the field by analyzing new programs, developing product line strategies, organizing sales training materials and creating sales support collateral materials.

COMPETITION

         The home health care industry is still consolidating but remains highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. In addition, there are still relatively few barriers to entry in the local markets served by the Company, and it may encounter substantial competition from new market entrants. Management believes that the competitive factors most important in the Company's lines of business are quality of care and service, reputation with referral sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources, competitive prices, and the range of services offered.

         Third-party payors and their case managers actively monitor and direct the care delivered to their beneficiaries. Accordingly, relationships with such payors and their case managers and inclusion within preferred provider and other networks of approved or accredited providers has become a prerequisite, in many cases, to the Company's ability to serve many of the patients it treats. Similarly, the ability of the Company and its competitors to align themselves with other health care service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services and geographic coverage.

BRANCH LOCATIONS

         Following is a list of the Company's 304 home health care centers as of December 31, 2000.

  ALABAMA           FLORIDA                KENTUCKY       NEBRASKA        OHIO                Rock Hill(1)   VIRGINIA
  -------           -------                --------       --------        ----                Union(1)       --------
  Alexander City(1) Crawfordville          Bowling Green  Beatrice(1)     Bryan                              Charlottesville
  Andalusia         Crystal River          Danville       Hastings(1)     Chillicothe                        Chesapeake
  Auburn(1)         Daytona Beach          Jackson        Lincoln(1)      Cincinnati          SOUTH DAKOTA   Farmville
                                                                                              ------------
  Birmingham        Ft. Lauderdale         Lexington      Norfolk(1)      Dayton              Sioux Falls    Fishersville
  Dothan            Ft. Myers              London         Omaha(1)        Mansfield                          Harrisonburg
  Fayette           Ft. Walton Beach       Louisville                     Maumee              TENNESSEE      Onley(1)
                                                                                              ---------
  Florence          Gainesville            Paducah        NEVADA          Newark              Ashland City   Richmond
                                                          ------
  Foley             Jacksonville           Pineville      Las Vegas       Springfield         Chattanooga    Salem
  Huntsville        Leesburg               Somerset                       Twinsburg           Clarksville
  Mobile            Longwood                              NEW JERSEY      Worthington         Cookeville     WASHINGTON
                                                          ----------                                         ----------
  Montgomery(1)     Panama City            LOUISIANA      Cedar Grove     Zanesville          Dayton         Bremerton
                                           ---------
  Russellville      Pensacola              Hammond        Flemington                          Dickson        Kirkland
  Sylacauga(1)      Port St. Lucie         Slidell                        OKLAHOMA            Erin           Seattle
                                                                          --------
  Tuscaloosa        Rockledge                             NEW MEXICO      Antlers             Huntington     Tacoma
                                                          ----------
                    St. Augustine          MAINE          Alamogordo      Bartlesville        Jackson        Yakima
                                           -----
  ARIZONA           Tallahassee(2)         Bangor         Albuquerque     Claremore           Johnson City
  -------
  Bullhead City     Tampa                  Mexico         Clovis          Enid                Kingsport      WEST VIRGINIA
                                                                                                             -------------
  Globe             Winter Haven                          Farmington      Muskogee            Knoxville      Hinton
  Phoenix                                  MARYLAND       Grants          Tulsa               Manchester     Lewisburg
                                           --------
                    GEORGIA                Cumberland     Las Cruces                          Murfreesboro   Rainelle
                    -------
  ARKANSAS          Albany                 Salisbury(1)   Roswell         OREGON              Nashville
  --------                                                                ------
  Batesville        Brunswick                                             Eugene              Oak Ridge      WISCONSIN
                                                                                                             ---------
  Benton(1)         Dublin                                NEW YORK        Medford             Oneida         Burlington
                                                          --------
  El Dorado         Eastman                MICHIGAN       Albany                              Union City     Eau Claire
                              (Ft.         --------
  Ft. Smith(2)      Rossville Oglethorpe)  West Branch(1) Auburn          PENNSYLVANIA                       Elkhorn
                                                                          ------------
  Harrison          Martinez                              Cheektowaga     Brookville                         Madison
  Hot Springs       Savannah                              Geneva          Burnham             TEXAS          Marshfield
                                                                                              -----
  Jonesboro(2)      Valdosta               MINNESOTA      Hudson          Camp Hill           Austin         Milwaukee
                                           ---------
  Little Rock(1)(2) Waycross               Albert Lea     Kingston        Chambersburg        Bay City       Minocqua
  Mena                                     Rochester      Marcy           Clearfield          Brownwood      Onalaska
  Mtn. Home                                               Oneonta         Erie                Bryan          Racine
  N. Little Rock(1) ILLINOIS                              Painted Post    Everett             Conroe
                    --------
  Paragould         Elk Grove              MISSISSIPPI    Poughkeepsie    Johnstown           Corpus
                                           -----------                                        Christi
                                                                                              Dallas
  Pine Bluff        Mt. Vernon             Tupelo         Watertown       Kane                Ennis
  Rogers            Peoria                                Webster         Lock Haven          Harlingen
  Russellville      Springfield            MISSOURI                       McKees Rocks(2)
                                           --------
  Salem                                    Cameron                        Mt. Pleasant        Hereford
  Searcy            IOWA                   Cape           NORTH CAROLINA  Philipsburg         Houston
                    ----                    Girardeau     --------------
                                           Columbia(2)
  Springdale        Cedar Rapids           Festus         Asheboro        Pottsville          Irving
  Warren            Clarinda(1)            Florissant     Asheville(1)    State College       Lake Jackson
                    Coralville             Hannibal       Charlotte       Titusville          Laredo
  COLORADO          Davenport                             Franklin(1)     Trevose             Longview
  --------
  Cortez            Decorah                Ironton        Hickory(1)      W. Hazleton         Lubbock
  Denver            Des Moines             Joplin         Kannapolis      Warren              Lufkin
  Durango           Dubuque                Kansas City    Lenoir(1)       Waynesboro          McAllen
  Pagosa Springs    Fort Dodge             Kirksville     Maiden(1)       York                Mount
                                                                                               Pleasant
                    Marshalltown           Mountain       Marion(1)                           Nacogdoches
                                            Grove
  CONNECTICUT       Mason City             Mt. Vernon     Morganton(1)    RHODE ISLAND        Paris
  -----------                                                             ------------
  New Britain       Ottumwa                Osage Beach    Newland         East Providence     Plainview
  Waterbury         Sioux City             Perryville     Salisbury                           San Angelo
                    Waterloo               Potosi         Sanford(1)      SOUTH CAROLINA      San Antonio
                                                                          --------------
                    West Burlington        Rolla          Spruce Pine(1)  Columbia            Temple
  DELAWARE                                 Springfield(2) Whiteville      Conway(1)           Texarkana
  --------
  Dover                                    St. Louis(2)   Wilmington      Florence            Tyler
  Newark            KANSAS                 St. Robert     Wingate         Greenville          Victoria
                    ------
  Wilmington        Pittsburg              Warrensburg    Winston-Salem   N. Charleston       Waco

------------------
(1)    Owned by a joint venture.

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

INSURANCE

         The Company's professional liability policies are on an occurrence basis and are renewable annually with per claim coverage limits of up to $1.0 million per occurrence and $3.0 million in the aggregate. The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1.0 million per occurrence with a $2.0 million product liability annual aggregate and a $2.0 million general liability annual aggregate. The Company also maintains excess liability coverage with limits of $50.0 million per occurrence and $50.0 million in the aggregate. While management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as additional insured, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage.

         The Company is self-insured for workers compensation claims for the first $250,000 on a per claim basis and maintains annual aggregate stop loss coverage ranging from $1.5 million to $1.7 million over the last three years. The Company is self-insured for health insurance for substantially all employees for the first $150,000 on a per claim basis and maintains annual aggregate stop loss coverage ranging from $6.0 million to $10.1 million over the last three years. The health insurance policies are limited to a maximum lifetime reimbursement of $1.0 million per person for medical claims and $1.0 million per person for mental illness and drug and alcohol abuse claims. Liabilities in excess of these aggregate amounts are the responsibility of the insurer. The Company provides reserves for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The differences between actual settlements and reserves are included in expense in the year finalized.

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

EMPLOYEES

         At December 31, 2000, the Company employed approximately 3,400 full-time, 200 part-time and 500 PRN (staff used on an "as needed" basis only) individuals. Of these individuals, approximately 100 were employed at the corporate Support Center in Brentwood, Tennessee.

TRADEMARKS

         The Company owns and uses a variety of marks, including American HomePatient(R), AerMeds(R), EnterCare(TM), Resource(TM) and Extracare, which have either been registered at the federal or state level or are being used pursuant to common law rights.

GOVERNMENT REGULATION

         General. The Company, as a participant in the health care industry, is subject to extensive federal, state and local regulation. In addition to the False Claims Act and other federal and state anti-kickback and self-referral laws applicable to all of the Company's operations (discussed more fully below), the operations of the Company's home health care centers are subject to federal laws covering the repackaging and dispensing of drugs (including oxygen) and regulating interstate motor-carrier transportation. Such centers also are subject to state laws (most notably licensing and controlled substances registration) governing pharmacies, nursing services and certain types of home health agency activities. Additionally, certain of the Company's employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing. Information about individuals and other health care providers who have been sanctioned or excluded from participation in government reimbursement programs is readily available on the Internet, and all health care providers, including the Company, are held responsible for carefully screening entities and individuals they employ or do business with, to avoid contracting with an excluded provider. The federal government may impose sanctions, including financial penalties, on companies that contract with excluded providers.

         The Company's operations are also subject to a series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") which apply to the Company's operation. Periodic changes have occurred from time to time since OBRA 1987, including reimbursement reduction and changes to payment rules.

         The Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims to the government for payment. False Claims Act penalties for violations can include sanctions, including civil monetary penalties. As a provider of services under the federal reimbursement programs such as Medicare, Medicaid and Tri Care (formerly CHAMPUS), the Company is subject to the anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of patients for government-reimbursed health care services. The Company may also be affected by the federal physician self-referral prohibition, known as the "Stark Law", which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial relationship. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, under the theory that such arrangements are designed to induce or to encourage the referral of patients to a particular provider. In many states, these laws apply to services reimbursed by all payor sources.

         In 1996, the Health Insurance Portability and Accountability Act ("HIPAA") introduced a new category of federal criminal health care fraud offenses. If a violation of a federal criminal law relates to a health care benefit, then an individual is guilty of committing a Federal Health Care Offense. The specific offenses are: health care fraud; theft or embezzlement; false statements, obstruction of an investigation; and money laundering. These crimes can apply to claims submitted not only to government reimbursement programs such as Medicare, Medicaid and Tri Care, but to any third-party payor, and carry penalties including fines and imprisonment.

         The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a Certificate for Medical Necessity ("CMN") signed by a physician. In January, 1999, the OIG published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan. The Company has created and implemented a compliance program, which it believes meets the elements of the OIG's Model Plan for the industry. As part of its compliance program, the Company performs internal audits of the adequacy of billing documentation. The Company's policy is to voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that are identified in this process and that cannot be corrected. The Company regularly reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations; however, certain proceedings have been and may in the future be commenced against the Company alleging violations of applicable laws governing the operation of the Company's business and its billing practices. See "Business - Government Regulation - Legal Proceedings."

         Health care law is an area of extensive and dynamic regulatory oversight. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement from government and other third-party payors. Compliance with these extensive, complex and frequently-changing laws and regulations is difficult.

         In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers, including the Company and other durable medical equipment suppliers, have received subpoenas and other requests for information in connection with their business operations and practices. From time to time the Company also receives notices and subpoenas from various government agencies concerning plans to audit the Company, or requesting information regarding certain aspects of the Company's business. The Company cooperates with the various agencies in responding to such subpoenas and requests. The Company expects to incur additional legal expenses in the future in connection with existing and future investigations.

         The government has broad authority and discretion in enforcing applicable laws and regulations; therefore, the scope and outcome of any such investigations, inquiries, or legal actions cannot be predicted. There can be no assurance that federal, state or local governments will not impose additional regulations upon the Company's activities nor that the Company's activities will not be found to have violated some of the governing laws and regulations. Any such regulatory changes or findings of violations of laws could adversely affect the Company's business and financial position, and could even result in the exclusion of the Company from participating in Medicare, Medicaid, and other government reimbursement programs.

         Legal Proceedings. On February 12, 1998, a subpoena from the OIG was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for payment from Medicare. The investigation was initiated as a result of a qui tam complaint filed under seal by a former employee of the Company under the False Claims Act. In connection with this investigation the DOJ has examined alleged improprieties by the Company during the period from January 1, 1995 to December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to, and contracts with physicians, hospitals and other healthcare providers. The Company also has been engaged in discussions with the government concerning possible settlement of these matters. Based upon recent negotiations, the Company has recorded a reserve in the amount of $7.5 million in anticipation of a settlement with the DOJ and the relator who filed the False Claims Act case. There can be no assurances, however, that a settlement will be reached or regarding the amount, terms, scope or timing of any such settlement.
A settlement likely will result in a default under the Credit Agreement.

         The Company also has reason to believe that another qui tam complaint has been filed against the Company under the False Claims Act. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones investigated by the government in connection with the False Claims Act case originating with the Pineville, Kentucky center described above. If the possible settlement of the first case occurs, then the Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998.

         The Company also was named as a defendant in two other False Claim Act cases. In each of those cases the DOJ declined to intervene and such cases were subsequently dismissed in March 2001. The first of these cases, United States ex. rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on the motion of the Company on March 9, 2001. Mr. Corsello's qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The other case, United States ex. rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison's own motion on March 22, 2001. Mr. Hutchison's qui tam complaint alleged that the Company and numerous other unrelated defendants, filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary.

         There can be no assurances as to the final outcome of the pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare,

Medicaid and other government reimbursement programs. The outcome of the pending lawsuits could have a material adverse effect on the Company.

RISK FACTORS

         This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are discussed in other sections of this report.

         Substantial Leverage. The Company maintains a significant amount of debt pursuant to the Bank Credit Facility. The Company is in default under the Fourth Amended and Restated Credit Agreement (the Credit Agreement as amended from time to time is hereinafter referred to as the "Credit Agreement") as a result of breaching several of the financial covenants in the Credit Agreement and failing to make a scheduled principal payment due March 15, 2001. Such default means that the entire $296.6 million outstanding indebtedness is classified as a current liability and could be called by the Banks at any time. The Company does not have the liquidity to repay such indebtedness if it is accelerated. If the indebtedness is not paid, the Banks have the right to exercise remedies detailed in the Bank Credit Facility section of this document. In addition, proceeds of all of the Company's accounts receivable are transferred daily into a bank account which, under the terms of a Concentration Bank Agreement, allows the lenders, upon an event of default, to cease honoring any drafts under the account and set off all amounts in the bank account against the indebtedness owed to the Banks.

         Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Credit Agreement) plus a margin of 2.75% and 3.50%, respectively. Also, additional interest of 4.50% accrues on that portion of the Bank Credit Facility that is in excess of four times Adjusted EBITDA as defined by the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, interest is payable by the Company at 2.0% per annum in excess of the rate provided by the Credit Agreement and the Company no longer has the right to borrow at the Adjusted Eurodollar Rate. All new borrowings must be done at the Base Lending Rate, which is currently a substantially higher rate of interest.

         The increase in interest expense, the freezing of the Bank's lending commitments, and the Company's default under the Credit Agreement, could have a material adverse effect on the Company's liquidity, business, financial condition and results of operations. The degree to which the Company is leveraged and the default under the Bank Credit Facility may impair the Company's ability to finance, through its own cash flow or from additional financing, its future operations or pursue its business strategy and could make the Company more vulnerable to economic downturns, competitive and payor pricing pressures and adverse changes in government regulation. Even if the indebtedness under the Bank Credit Facility is not accelerated, there can be no assurance that future cash flow from operations will be sufficient to cover scheduled debt obligations. In addition, the Company's default under the terms of the

Credit Agreement, the related uncertainty about the Company's ability to continue as a going concern, and the receipt of a qualified opinion from the Company's auditors may impair the Company's ability to receive trade credit from its vendors. Additional sources of funds may be required and there can be no assurance the Company will be able to obtain additional funds on acceptable terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. Federal laws governing the Company's activities include regulation of the repackaging and dispensing of drugs as well as Medicare reimbursement and certification and certain financial relationships with health care providers (collectively, the "fraud and abuse laws"). Although the Company intends to comply with all applicable federal and state fraud and abuse laws, these laws are not always clear and may be subject to a range of potential interpretations. There can be no assurance that administrative or judicial clarification or interpretation of existing laws or regulations, or legislative enactments of new laws or regulations, will not have a material adverse effect on the Company's business.

         The Company is subject to state laws governing Medicaid, professional training, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards and many of the Company's employees must maintain licenses to provide some of the services offered by the Company. In addition, the Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include: (i) Prospective Payment System ("PPS") and Consolidated Billing requirements for skilled nursing facilities and PPS for home health agencies, which do not affect the Company directly but could affect the Company's contractual relationships with such entities. (The consolidated billing requirement was subsequently reversed by the Omnibus Budget bill, signed into law by President Clinton on November 23, 1999); (ii) pilot projects in Polk County, Florida and San Antonio, Texas which began on October 1, 1999 and February 1, 2001, respectively, to determine the efficacy of competitive bidding for certain durable medical equipment ("DME"), under which Medicare reimbursements for certain items are reduced between 17% and 31% from the current fee schedules (the Company is participating in both pilot projects); and
(iii) deadlines (as yet undetermined) for obtaining Medicare and Medicaid surety bonds for home health agencies and DME suppliers. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on the Company's results of operations, financial condition or prospects.

         Government Investigation and Federal False Claims Act Cases. In addition to the regulatory initiatives mentioned above, the OIG has received funding to expand and intensify its auditing of the health care industry in an effort better to detect and remedy errors in Medicare and Medicaid billing. The Company is currently under investigation by the OIG relating to possible improper claims for payment from Medicare. The Company has been engaged in discussions with the government concerning the investigation and possible settlement of these matters. Based upon recent negotiations, the Company has recorded a reserve in the amount of $7.5 million in anticipation of a possible settlement. There can be no assurances, however, that a settlement will be reached or regarding the amount, terms, scope or timing of any such settlement. A settlement likely will result in a default under the Credit Agreement.

         The Company also has reason to believe that another qui tam complaint has been filed against the Company under the False Claims Act. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones investigated by the government in connection with the False Claims Act case originating with the Pineville, Kentucky center described above. If the possible settlement of the first case occurs, then the Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998.

         There can be no assurances as to the final outcome of the pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of the pending lawsuits could have a material adverse effect on the Company. See "Business - Government Regulation."

         Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as days sales outstanding of 76 days as of December 31, 2000. The Company has implemented four key initiatives to improve accounts receivable performance: (i) proper staffing and training; (ii) process redesign and standardization; (iii) consolidation of billing center activities; and (iv) billing center specific goals geared toward improved cash collections and reduced accounts receivable. No assurances can be given, however, that future bad debt expense will not increase above current operating levels as a result of continuing difficulties associated with the Company's billing activities and meeting payor documentation requirements and claim submission deadlines.

         Liquidity. Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company's common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, beginning September 2, 1999, trading of the Company's common stock is conducted on the over-the-counter market ("OTC") or, on application by broker-dealers, in the NASD's Electronic Bulletin Board using the Company's current trading symbol, AHOM. As a result of the de-listing, the liquidity of the Company's common stock and its price have been adversely affected which may have limited the Company's ability to raise additional capital.

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

         Medicare Reimbursement for Oxygen Therapy and Other Services. Oxygen therapy reimbursement from Medicare accounts for approximately 27% of the Company's revenues. The Balanced Budget Act of 1997, as amended, reduced Medicare reimbursement rates for oxygen and certain oxygen equipment to 75% of 1997 levels beginning January 1, 1998 and to 70% of 1997 levels beginning January 1, 1999. Reimbursement for drugs and biologicals was reduced by 5% beginning January 1, 1998. Effective January 1, 1998, payments for parenteral and enteral nutrition ("PEN") were frozen at 1995 levels, through the year 2002. Effective October 1, 1999, Medicare established new guidelines for respiratory assist devices ("RAD"), which include continuous positive airway pressure devices, bi-level respiratory devices (without backup) and bi-level respiratory devices with back up. The changes require additional documentation in order to continue coverage on existing patients as well as new coverage and qualifying criteria for new patients. In addition, the bi-level respiratory device (without backup) was transferred from a frequently serviced item to "capped rental". Currently, respiratory assist devices account for approximately $29 million in annualized revenues. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, HCFA will also have "inherent reasonableness" authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment if the rates are "grossly excessive" or "grossly deficient." Possible future changes in the basis for calculating Medicare's reimbursement rates for Albuterol and other respiratory medications could result in a reimbursement reduction for these products, the timing and extent of which are not known at this time. The Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. Reimbursement reductions already implemented have materially adversely affected the Company's revenues and net income, and any such future reductions could have a similar material adverse effect.

         Dependence on Reimbursement by Third-Party Payors. For the twelve months ended December 31, 2000, the percentage of the Company's revenues derived from Medicare, Medicaid and private pay was 48%, 10% and 42%, respectively. The revenues and profitability of the

Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's revenues and net income. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company's revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix.

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

         Health Care Initiatives. The health care industry continues to undergo dramatic changes. With the change in administration, new federal health care initiatives, particularly concerning Medicare, may be launched. For example, the HIPAA has mandated an extensive set of regulations to protect the privacy of identifiable health information, and is currently scheduled to become effective in early 2002. The Company has created a HIPAA Compliance working group that is in the process of identifying information inflow and outflow throughout the organization, which will then be analyzed to determine the appropriate privacy protections the Company will need to put in place to be HIPAA-compliant. There can be no assurance that other equally sweeping federal health care legislation will not be adopted in the future. It is also possible that proposed federal legislation will include language which provides incentives to further encourage Medicare recipients to shift to Medicare at-risk managed care programs. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of governmental health care programs or initiatives will not have a material adverse effect on the Company.

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

         No Assurance of Growth. The Company reported a net loss of $31.7 million for the twelve months ended December 31, 2000. No assurance can be given that the Company will achieve profitable operations in the near term. The Company intends to expand its business primarily through internal growth of existing operations. There can be no assurance that the Company can achieve growth in revenues. The price of the Company's common stock may fluctuate substantially in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors.

         Ability to Attract and Retain Management. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. The Company's current financial results and the ongoing OIG investigation, among other factors, may limit the Company's ability to attract and retain qualified personnel, which in turn could adversely affect profitability.

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

         Liability and Adequacy of Insurance. The provision of health care services entails an inherent risk of liability. Certain participants in the home health care industry may be subject to lawsuits which may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance coverage will not arise. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the results of operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to attract patients or to expand its business. In addition, the Company is self-insured for its workers compensation and health insurance and is at risk for claims up to the individual stop loss and aggregate stop loss. See "Business - Insurance" for additional discussion.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters occupy approximately 29,000 square feet leased in the Parklane Building, Maryland Farms, Brentwood, Tennessee. The lease has a base monthly rent of $36,000 and expires in January 2004 unless the Company exercises its option to extend the term an additional 5 years. The Company also leases 17,000 square feet of office space in the Parklane Building that it does not currently occupy. This space is being sublet to other tenants for $22,000 in monthly rent. A sublease comprising $20,000 in monthly rent expires in August 2001. The Company has currently listed the property with a real estate company and anticipates finding a suitable replacement tenant.

         The Company owns its centers in Tallahassee, Florida, Waterloo, Iowa and North Charleston, South Carolina which consist of approximately 15,000, 35,000 and 10,000 square feet, respectively and owns a 50% interest in its center in Little Rock, Arkansas, which consists of approximately 15,000 square feet. The Company leases the operating space required for its remaining home health care centers. A typical center occupies between 2,000 and 6,000 square feet and generally combines showroom, office and warehouse space, with approximately two-thirds of the square footage consisting of warehouse space. Lease terms on most of the leased centers range from three to five years. Management believes that the Company's owned and leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.


ITEM 3.  LEGAL PROCEEDINGS

                  As with any health care provider, the Company is engaged in routine litigation incidental to its business and which is not material to the Company. Additionally, in recent years, the health care industry has come under increasing scrutiny from various state and federal regulatory agencies, which are stepping up investigative and enforcement activities. The Company is currently the subject of an investigation by the DOJ and OIG. For a description of these activities, see "Business - Governmental Regulation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The common stock of the Company was traded on the Nasdaq National Market System under the designation "AHOM" until September 1, 1999. Effective September 2, 1999, trading of the Company's stock has been conducted on the over-the-counter market ("OTC") or, on application by broker-dealers, in the NASD's Electronic Bulletin Board, also under the designation "AHOM." The following table sets forth representative bid quotations of the common stock for each quarter of calendar years 1999 and 2000 as provided by NASDAQ or the over-the-counter bulletin board, as appropriate. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. See "Business -- Risk Factors -- Liquidity."

                                                                 Bid Quotations
                                                               -----------------
         Fiscal Period                                         High         Low
         -------------                                         -----       -----
         1999 1st Quarter..............................        $3.94       $1.06
         1999 2nd Quarter..............................        $2.41       $ .97
         1999 3rd Quarter..............................        $1.69       $ .69
         1999 4th Quarter..............................        $ .97       $ .44

         2000 1st Quarter..............................        $1.25       $ .53
         2000 2nd Quarter..............................        $ .94       $ .25
         2000 3rd Quarter..............................        $ .41       $ .23
         2000 4th Quarter..............................        $ .25       $ .13

         On April 12, 2001, there were 1,805 holders of record of the Common Stock and the closing bid quotation for the Common Stock was $0.25 per share, as reported by the over-the-counter bulletin board. Most of the Company's stockholders have their holdings in the street name of their broker/dealer.

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

         In connection with the Second Amendment, the Company agreed to issue on March 31, 2001, warrants to the lenders representing 19.99% of the common stock of the Company issued and outstanding as of March 31, 2001. As of April 12, 2001, the Company has not issued these warrants but plans to issue them as soon as the terms of the Credit Agreement are negotiated with the banks. Fifty percent of these warrants will be exercisable at any time after issuance and the remaining fifty percent will be exercisable from and after September 30, 2001. The exercise price of the warrants is $0.01 per share. The Company has accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs to recognize the fair value of the warrants as of December 31, 2000 and adjusted the related amortization of these costs on a cumulative basis using the effective interest method.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

FINANCIAL STATEMENTS PRESENTED AND DERIVATION OF INFORMATION

         The following selected financial data below is derived from the audited financial statements of the Company and should be read in conjunction with those statements, including the related notes thereto. The addition of new operations through acquisitions in 1997 and 1998 materially affects the comparability of the financial data presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------------------
                                                          1996            1997            1998           1999             2000
                                                      -----------     -----------     -----------     -----------     -----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
 Revenues                                             $   268,348     $   387,277     $   403,868     $   357,580     $   363,372
 Cost of sales and related services, excluding
    depreciation and amortization expense                  58,575          97,418          98,166          90,142          85,473
 Operating expenses                                       138,213         216,532         235,269         224,018         214,075
 General and administrative expenses                       14,664          15,953          22,262          13,895          15,823
 Depreciation and amortization expense                     23,266          33,075          39,105          39,682          37,121
 Amortization of deferred financing costs                     579             661             548           1,778           2,517
 Interest expense                                           8,294          16,494          24,249          28,659          31,929
 Restructuring                                                 --          33,829          (3,614)         (1,450)             --
 Goodwill impairment                                           --           8,165          37,805          40,271              --
 Provision for litigation settlement                           --              --              --              --           7,500
                                                      -----------     -----------     -----------     -----------     -----------

 Total expenses                                           243,591         422,127         453,790         436,995         394,438
                                                      -----------     -----------     -----------     -----------     -----------
 Income (Loss) before taxes                                24,757         (34,850)        (49,922)        (79,415)        (31,066)
 Provision (Benefit) for income taxes                       9,556          (8,942)        (10,944)         20,445             600
                                                      -----------     -----------     -----------     -----------     -----------
 Net Income (Loss)                                    $    15,201     $   (25,908)    $   (38,978)    $   (99,860)    $   (31,666)
                                                      -----------     -----------     -----------     -----------     -----------
 Net Income (Loss) per share - basic                  $      1.13     $     (1.75)    $     (2.60)    $     (6.55)    $     (2.01)
                                                      ===========     ===========     ===========     ===========     ===========
 Net Income (Loss) per share - diluted                $      1.10     $     (1.75)    $     (2.60)    $     (6.55)    $     (2.01)
                                                      ===========     ===========     ===========     ===========     ===========
 Weighted average shares outstanding - basic           13,473,000      14,839,000      14,986,000      15,236,000      15,783,000
 Weighted average shares outstanding - diluted         13,841,000      14,839,000      14,986,000      15,236,000      15,783,000


                                                                                YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------------------
                                                          1996            1997            1998           1999             2000
                                                      -----------     -----------     -----------     -----------     -----------
                                                                                (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital (deficit)                           $    84,012     $   112,721     $    99,115     $    60,530     $  (240,437)
  Total assets                                            395,611         558,366         531,892         424,000         378,514
  Total debt and capital leases, including
    current portion                                       149,703         301,324         323,942         315,422         299,152
  Shareholders' equity                                    215,642         194,089         156,499          56,988          26,239

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

         The Company has three principal services or product lines: home respiratory services, home infusion services and home medical equipment and supplies. Home respiratory services include oxygen systems, nebulizers, aerosol medications and home ventilators and are provided primarily to patients with severe and chronic pulmonary diseases. Home infusion services are used to administer nutrients, antibiotics and other medications to patients with medical conditions such as neurological impairments, infectious diseases or cancer. The Company also sells and rents a variety of home medical equipment and supplies, including wheelchairs, hospital beds and ambulatory aids. The following table sets forth the percentage of the Company's revenues represented by each line of business for the periods presented:

                                                                   YEAR ENDED DECEMBER 31,
                                                                  ------------------------
                                                                  1998      1999      2000
                                                                  ----      ----      ----
         Home respiratory therapy services                         48%       53%       56%
         Home infusion therapy services                            22        21        19
         Home medical equipment and medical supplies               30        26        25
                                                                  ---       ---       ---
              Total                                               100%      100%      100%
                                                                  ===       ===       ===

         Prior to 1998, the Company had significantly expanded its operations through a combination of acquisitions of home health care companies, development of joint ventures and strategic alliances with health care delivery systems, as well as internal growth. From 1996 through 1998, the Company acquired 72 home health care companies (40, 28 and 4 companies in 1996, 1997, and 1998 respectively). In 1998, the Company purposefully slowed its acquisition activity compared to prior years to focus on existing operations. As amended, the Company's Credit Agreement now requires bank consent for acquisitions or investments in new joint ventures. The Company did not acquire any home health care businesses or develop any new joint ventures in 1999 and 2000. During 2000, the Company converted six of its previously owned 50% joint ventures to wholly owned operations as a result of the withdrawal of the hospital partners from the partnerships. See "Business -- Hospital Joint Ventures" for additional discussion.

         The Company's strategy for 2001 is to maintain a diversified offering of home health care services reflective of its current business mix. Respiratory services will remain a primary focus with increased emphasis on home medical equipment rental, enteral nutrition products and services and select infusion therapies.

MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

         The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") and an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. American HomePatient is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements accounted for approximately 27% of the Company's revenues in 2000. The Company estimates that the Medicare Oxygen Reimbursement Reduction decreased revenue and pre-tax income by approximately $24.5 million during 1998, $29.2 million during 1999 and $29.4 million during 2000. Effective January 1, 1998, payments for parenteral and enteral nutrition ("PEN") were frozen at 1995 levels, through the year 2002. In January 2001, federal legislation was signed into law that provided for a one-time increase in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index (CPI). The increase is scheduled to go into effect July 1, 2001. The Company estimates that this CPI increase will increase revenue and pre-tax income by approximately $1.0 million on an annual basis. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, HCFA will also have "inherent reasonableness" authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment, if the rates are "grossly excessive" or "grossly deficient." Therefore, the Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. See "Business -- Risk Factors -- Government Regulation."

RESULTS OF OPERATIONS

ACCOUNTING CHARGES

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

         In the fourth quarter of 1998, goodwill was written down by $37.8 million as required under SFAS 121. This write down was based upon management's estimate of the negative impact of the Company's inability to replace the decreased cash flows associated with the Medicare oxygen reimbursement reductions to the extent originally planned, as well as certain business strategies implemented in the latter half of 1998 which decreased revenue and increased operating expenses (See - "Results of Operations" for additional discussion). Also, in the fourth quarter of 1998, the Company expensed $1.3 million in severance-related costs associated with former senior executives of the Company.

1999

         The Company recorded pre-tax accounting charges in the fourth quarter of 1999 in the amount of $77.5 million related to: (i) $17.1 million to increase the Company's accounts receivable reserves which resulted in increased bad debt expense above previous quarters of 1999; (ii) $41.1 million related to the write off of impaired goodwill; (iii) $19.9 million to establish a valuation allowance for deferred tax assets; (iv) $0.9 million to record the anticipated loss on the dissolution of one of the Company's joint ventures; offset by (v) a credit of $1.5 million for the reversal of excess restructuring reserves originally recorded in 1997.

         The charge of $17.1 million in additional accounts receivable reserves relates to several changes experienced in the receivables portfolio during 1999. During 1999, the Company placed a greater emphasis than in previous years on collecting current billings with less emphasis on pursuing the collection of older accounts. As a result of this strategy, overall collections of current billings in 1999 improved over the prior year; however, accounts greater than 120 days increased. In addition, some of the billing and collection issues experienced in 1998 continued to contribute to the deterioration in the aging statistics, particularly accounts aged over one year. Also during 1999, the Company continued to experience increased delays between the date services were provided and the actual billing date due to delays in obtaining necessary documentation. Finally, Medicare reimbursement changes which limited coverage of immune globulin therapies were implemented in

1999. These changing characteristics experienced in the receivable portfolio during 1999 prompted the Company to record additional specific reserves related to certain issues and to adopt a reserve methodology which provides additional reserves for accounts with advanced agings. This accounts receivable charge is included in operating expense and as a reduction of earnings from joint ventures in the accompanying 1999 consolidated statements of operations.

         The Company wrote off $40.3 million of impaired goodwill in accordance with SFAS No. 121 due to a continuation of poor performance into 1999 of certain acquisitions. A deterioration in performance of many of these acquired businesses began in mid-1998 and, contrary to management's expectations, the negative trends did not reverse in 1999. The Company also wrote off impaired goodwill of several of the Company's joint ventures which adversely impacted earnings from joint ventures by $0.8 million.

         The Company recorded a valuation allowance for deferred tax assets in the amount of $19.9 million due to uncertainty as to their realizability. Due to the fact that the Company is currently not generating taxable income and achieving future taxable income is uncertain, management believes a full valuation allowance to be appropriate.

         The Company received formal notice from three of its joint venture partners indicating a desire to dissolve their respective partnerships. The Company anticipated that the transaction to dissolve one of these partnerships would result in a loss to the Company in the amount of $0.9 million. After the dissolutions, these businesses are operated as wholly owned operations.

         Subsequent to year end 1999, the Company settled a dispute with the owner of a business that the Company had previously managed under the terms of a management agreement. The potential loss on the settlement had been accrued as part of the Company's restructuring charge recorded in 1997. Due to the favorable outcome of the settlement, the Company reversed $1.5 million in excess restructuring reserves.

2000

         The Company recorded a pre-tax accounting charge in the fourth quarter of 2000 in the amount of $7.5 million to establish a reserve in anticipation of a possible settlement in the government OIG investigation. See "Business -- Government Regulation."

         The total accounting charges discussed above were recorded in the 1998, 1999 and 2000 consolidated statements of operations in the following classifications:

                                                                      1998               1999              2000
                                                                  ------------       ------------       ----------
         Earnings from joint ventures                             $        -0-       $  2,192,000       $      -0-
         Cost of sales                                                (386,000)               -0-              -0-
         Operating expenses                                         14,500,000         16,638,000              -0-
         General & administrative expenses                           6,041,000                -0-              -0-
         Restructuring charge                                       (3,614,000)        (1,450,000)             -0-
         Goodwill impairments                                       37,805,000         40,271,000              -0-
         Provision for litigation settlement                               -0-                -0-        7,500,000
         Deferred income tax provision                                     -0-         19,847,000              -0-
                                                                  ------------       ------------       ----------

                                                                  $ 54,346,000       $ 77,498,000       $7,500,000
                                                                  ============       ============       ==========

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

         The Company's operating results for 1998, 1999 and 2000 were significantly lower than previous years and were significantly impacted by the following factors: First, the Company has been greatly impacted by the 30% reduction in Medicare oxygen reimbursement rates (25% reduction effective January 1, 1998 with an additional 5% reduction effective January 1, 1999). The Company estimates that revenue and pre-tax income have been reduced by approximately $24.5 million in 1998, $29.2 million in 1999 and $29.4 million in 2000 as a result of the 25% and the additional 5% reductions. Second, beginning in the latter half of 1998, the Company experienced a decline in revenues attributable to the exit and de-emphasis of certain lower margin business lines and by the termination of several managed care contracts (with continued effect into 1999 and 2000). Third, the Company has halted the acquisition of home health care businesses and its joint venture development program. Fourth, accounts receivable have been adversely affected by a tougher payor environment and by process problems at the operating and billing center levels (caused by the consolidation of billing centers and employee turnover) which has resulted in higher bad debt expense in 1998 and 1999. Further, the Company's implementation of process improvements in the billing and collection functions was slower than anticipated.

         In order to drive internal revenue growth during the latter half of 1998, the Company embarked on a strategy to increase market share by focusing primarily on increasing respiratory revenues in existing centers. Concurrently, the Company determined that certain "non-core", lower margin products and services should be eliminated during the year. It also exited certain contracts and businesses perceived to be lower margin during the third and fourth quarters of 1998. The result was a substantial decrease in revenues as well as in profitability during the latter half of 1998 and into 1999 and 2000.

         A new management team joined the Company in the fourth quarter of 1998, consisting of a new president and chief executive officer, a new chief operating officer and a new chief financial officer. Recognizing the negative impacts of the Company's business strategy, the new management ceased the exiting of business lines and contracts by mid-December of 1998. A new strategy was developed and implemented in 1999 and continued in 2000 to restore the Company's revenues and decrease expenses. Key points of this strategy are:

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

         Concurrent with these activities, an enhanced program to ensure compliance with all government reimbursement requirements has been rolled out and is being followed throughout the Company. This program seeks to ensure that American HomePatient acts at all times in a diligent and ethical fashion.

         The Company's recovery of revenues is taking longer than originally anticipated. During 2000, the Company determined that additional sales infrastructure would be required to accelerate revenue growth and in May of 2000, the Company hired a new Vice President of Sales and Marketing. Six directors of sales were subsequently hired with the directive of working in conjunction with the Vice President of Sales and Marketing and the area vice presidents to facilitate the implementation of revenue growth strategies at the field level. The Company also analyzed market data and referral/utilization trends to identify a subset of forty centers with the greatest potential for marketshare gain. The directors of sales are accountable for sales activity specifically for these forty "target centers". These target centers also serve as primary pilot sites for new sales and marketing initiatives. In addition, a new Director of Managed Care joined the Company at the end of 2000. With new expertise in place, the Company is now focusing its efforts on maximizing revenues with existing contracts, as well as new contracts, through more strategic price negotiations and improved operational strategies for implementation.

         Effective April 1, 2001 rather than reporting to the area vice presidents, the Company's billing centers will begin reporting directly to the Corporate Reimbursement Department under the leadership of the Vice President of Reimbursement and six directors of compliance and reimbursement. This new organizational structure will allow area management more time to focus on revenue growth as well as add specialized knowledge and focused management resources to the billing function.

         The Company does not anticipate renewing its acquisition activities nor its joint venture development during 2001 as it continues focusing its efforts on existing operations.

         The Company reports its revenues as follows: (i) sales and related services; (ii) rentals and other; and (iii) earnings from joint ventures. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. The majority of the Company's hospital joint ventures are not consolidated for financial statement reporting purposes. Earnings from hospital joint ventures represent the Company's equity in earnings from unconsolidated hospital joint ventures and management and administrative fees for unconsolidated joint ventures. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Operating expenses include operating center labor costs, delivery expenses, division and area management expenses, selling costs, occupancy costs, costs related to rentals other than depreciation, billing center costs, provision for doubtful accounts and other operating costs. General and administrative expenses include corporate and senior management expenses.

         The following table and related discussion set forth items from the Company's consolidated statements of operations as a percentage of revenues, excluding the 1998, 1999 and 2000 accounting charges previously discussed, for the periods indicated:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                     -------------------------
                                                                                     1998      1999       2000
                                                                                     ----      ----       ----
         Revenues                                                                    100%      100%       100%
         Cost of sales and related services, excluding depreciation and
           amortization expense                                                       24        25         24
         Operating expenses                                                           55        58         59
         General and administrative expense                                            4         4          4
         Depreciation and amortization expense                                        10        11         10
         Amortization of deferred financing costs                                     --        --          1
         Interest expense                                                              6         8          9
                                                                                     ---       ---        ---
                  Total expenses                                                      99       106        107
                                                                                     ---       ---        ---
      Income (loss) from operations before taxes                                       1        (6)        (7)
         Provision for income taxes                                                    0         0          0
                                                                                     ---       ---        ---
                  Income (loss) from operations                                        1%       (6)%       (7)%
                                                                                     ===       ===        ===
         OTHER DATA:
         EBITDA (1)                                                                   17%       13%        13%
                                                                                     ===       ===        ===

         (1) EBITDA represents income before interest, taxes, depreciation and amortization. While EBITDA should not be construed as a substitute for operating income, net income, or cash flows from operating activities as determined under GAAP, in analyzing the referenced company's operating performance, financial position or cash flows, the referenced company has included EBITDA because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. As all companies may not calculate EBITDA in the same manner, these amounts may not be comparable to other companies.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999 - EXCLUDING ACCOUNTING CHARGES

         The operations of acquired centers are included in the operations of the Company from the effective date of each acquisition. Because of the conversions of several unconsolidated joint ventures to wholly owned businesses, the comparison of the results of operations between 2000 and 1999 is impacted by the operations of these consolidated entities.

         The following discussion excludes the accounting charges recorded in 2000 and 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Charges -- 1999 and 2000."

         REVENUES. Revenues increased from $359.8 million in 1999 to $363.4 million in 2000, an increase of $3.6 million, or 1%. The accounting consolidation of six of the Company's joint ventures added approximately $8.8 million to revenue in the current year. Without this additional revenue, revenue in the current year would have decreased by $5.2 million compared to 1999. This decrease is primarily attributable to lower sales of non-core low margin products and the exiting of lower margin contracts, offset somewhat by increases in rentals and sales of certain respiratory products.

         The following is a discussion of the components of revenues:

                  Sales and Related Services Revenues. Sales and related services revenues decreased from $172.4 million in 1999 to $171.7 million in 2000, a decrease of $0.7 million. This decrease is primarily attributable to lower sales of non-core low margin products and the exiting of lower margin contracts, offset somewhat by additional sales revenue from the accounting consolidation of six of the Company's previously owned 50% joint ventures.

                  Rentals and Other Revenues. Rentals and other revenues increased from $184.9 million in 1999 to $186.4 million in 2000, an increase of $1.5 million, or 1%. This increase is also attributable to the accounting consolidation of six of the Company's previously owned 50% joint ventures, offset by the exiting of lower margin contracts, many of which did not terminate until the end of the first quarter of 1999 or later.

                  Earnings from Joint Ventures. Earnings from joint ventures increased from $2.5 million in 1999 to $5.3 million in 2000, an increase of $2.8 million, or 112%, which is primarily attributable to revenue growth, decreased bad debt expense and the related increased profitability of certain joint venture locations.

         COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $90.1 million in 1999 to $85.5 million in 2000, a decrease of $4.6 million, or 5%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 52% to 50%. This decrease is primarily attributable to the Company recording a provision in 1999 for inventory related to exiting certain contracts and the de-emphasis of soft goods.

         OPERATING EXPENSES. Operating expenses increased from $207.4 million in 1999 to $214.1 million in 2000, an increase of $6.7 million, or 3%. This increase is primarily attributable to the accounting consolidation of six of the Company's previously owned 50% joint ventures which added approximately $7.2 million to operating expenses in 2000. Bad debt expense was 6.5% of revenue for 2000 compared to 10.0% of revenue for 1999 including the $17.1 million charge recorded in the fourth quarter of 1999. This improvement in bad debt expense is the result of improved cash collections resulting from the process redesign, standardization and consolidation of billing center activities.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $13.9 million in 1999 to $15.8 million in 2000, an increase of $1.9 million, or 14%. This increase is attributable to higher personnel expenses as a result of the billing initiatives, corporate compliance activities and increased marketing efforts as well as higher consulting fees, offset somewhat by lower legal fees. As a percentage of revenues, general and administrative expenses remained constant at 4% for both 1999 and 2000.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased from $39.7 million in 1999 to $37.1 million in 2000, a decrease of $2.6 million, or 7%. The decrease in depreciation expense is primarily attributable to a lower level of unfavorable book-to-physical adjustments of rental equipment which are classified as depreciation expense. Lower amortization expense is a result of the $40.3 million write off of impaired goodwill in the fourth quarter of 1999.

         AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs increased from $1.8 million in 1999 to $2.5 million in 2000, an increase of $0.7 million, or 39%. This increase is primarily attributable to additional deferred financing costs associated with amendments to the Credit Agreement. In addition, in the fourth quarter of 2000, the Company recorded the estimated fair value of warrants ($686,000) to be issued to the banks in connection with the Second Amendment and the related amortization of these costs on a cumulative basis using the effective interest rate method.

         INTEREST EXPENSE. Interest expense increased from $28.7 million in 1999 to $31.9 million in 2000, an increase of $3.2 million, or 11%. This increase is attributable to higher interest rates on borrowings under the Bank Credit Facility.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998 - EXCLUDING ACCOUNTING CHARGES

         The operations of acquired centers are included in the operations of the Company from the effective date of each acquisition. Because of the acquisition activity, the comparison of the results of operations between 1999 and 1998 is impacted by the operations of these acquired businesses.

         The following discussion excludes the accounting charges recorded in 1999 and 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Charges -- 1998 and 1999".

         REVENUES. Revenues decreased from $403.9 million in 1998 to $359.8 million in 1999, a decrease of $44.1 million, or 11%. This decrease is primarily attributable to lower sales of non-core low margin products, the exiting of lower margin contracts, and the additional 5% Medicare oxygen reimbursement reduction, offset somewhat by additional revenue from the 1998 acquisitions.

         The following is a discussion of the components of revenues:

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

         OPERATING EXPENSES. Operating expenses decreased from $220.8 million in 1998 to $207.4 million in 1999, a decrease of $13.4 million, or 6%. This decrease is primarily attributable to lower salary expense in 1999 as a result of the Company's aggressive steps to control expenses which included the elimination of 300 positions in the field. The lower salary expense was partially offset by higher bad debt expense before the fourth quarter accounting charge. Even though the dollar level of operating expenses decreased, operating expenses as a percentage of revenue increased from 55% for 1998 to 58% for 1999 as a result of decreased revenue.

         Bad debt expense before accounting charges was 5.3% of revenue for 1999 compared to 3.8% of revenue for 1998. Total bad debt expense, including accounting charges, was 10.0% of revenues for 1999 compared to 7.4% of revenues for 1998. The Company analyzes its accounts receivable portfolio for collectibility on an ongoing basis. Negative trends in cash collections were experienced in the fourth quarter of 1998 and in the first quarter of 1999. Cash collections showed improvement beginning in the second quarter of 1999. However, the Company's accounts greater than 1 year old have continued to increase as collection efforts have focused more on current accounts receivable. The Company continues to evaluate the impact of additional compliance efforts, the current payor environment and other factors to determine the level of bad debt expense which should be recorded.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased from $17.6 million in 1998 to $13.9 million in 1999, a decrease of $3.7 million, or 21%. As a percentage of revenues, general and administrative expenses remained constant at 4% for both 1998 and 1999. This decrease is attributable to lower salary expense as a result of the 41 positions eliminated at the Corporate Support Center and reduced consulting expenses.

         DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased from $39.1 million in 1998 to $39.7 million in 1999, an increase of $0.6 million, or 2%, which was primarily attributable to an increase in 1999 of unfavorable book-to-physical adjustments of rental equipment which are classified as depreciation expense.

         AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs increased from $0.5 million in 1998 to $1.8 million in 1999, an increase of $1.3 million. This increase is primarily attributable to additional deferred financing costs associated with amendments to the Credit Agreement.

         INTEREST EXPENSE. Interest expense increased from $24.2 million in 1998 to $28.7 million in 1999, an increase of $4.5 million, or 19%. This increase was attributable to higher interest rates on borrowings and to additional interest expense on increased borrowings under the Bank Credit Facility to fund acquisitions during 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company had current assets of $104.7 million and current liabilities of $345.2 million, resulting in a working capital deficit of $240.4 million and a current ratio of 0.30x. As discussed below, current liabilities include $296.6 million related to the Bank Credit Facility, with which the Company is out of compliance with certain covenants. This compares to working capital of $60.5 million and a current ratio of 2.0x at December 31, 1999.

         The Company is the borrower under a credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of banks (the "Banks"). The Company is in default under the Fourth Amended and Restated Credit Agreement, as amended, (the Credit Agreement as amended from time to time is hereinafter referred to as the "Credit Agreement") as a result of breaching several of the financial covenants in the Credit Agreement and failing to make a scheduled principal payment due March 15, 2001. The Company is currently engaged in negotiations with the Banks in an attempt to amend the above-referenced financial covenants and cure the above-referenced defaults. There can be no assurance that such negotiations will be successful in curing the above-referenced defaults. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. As a result of noncompliance, the Banks have the right to demand the immediate payment of all indebtedness outstanding under the Credit Agreement. Accordingly, the Company has classified the related debt principal amounts as a current liability. Such indebtedness, as of April 12, 2001, totals $296.6 million.

         The Company does not have the liquidity to repay the indebtedness if payment is demanded. If payment is demanded for the entire indebtedness the Banks would then have the right to seize all of the assets of the Company pledged to the Banks. In addition, the proceeds of all of the Company's accounts receivable are transferred daily into a bank account which, under the terms of a Concentration Bank Agreement, allow the lenders, upon an event of default, to cease honoring any drafts under the account and set off all amounts in the bank account against the indebtedness owed to the Banks. There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations or that any negotiations with the Banks to amend the Credit Facility and cure the defaults will be successful. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         The Credit Agreement was last amended on April 6, 2000. The Company, on that date, entered into a Third Amendment to the Fourth Amended and Restated Credit Agreement (the "Third Amendment"). The Third Amendment waived then existing events of default, required a $5.0 million principal repayment with the effectiveness of the amendment, modified existing financial covenants, froze the borrowing availability under the Bank Credit Facility at the amounts outstanding at the time of the amendment and made a number of other changes to the Credit Agreement. The Company was required to employ a bank financial advisor to review and evaluate the Company's finances. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. In addition, the amended Credit Agreement states that any development in the government investigation discussed in Note 8, which the lenders determine could reasonably be expected to have a material adverse effect on the Company, constitutes an event of default. As of December 31, 2000, $299.5 million was outstanding under the Credit Facility, including $248.7 million under the revolving line of credit (which includes letters of credit totaling $2.8 million) and $50.8 million under the term loan.

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

         As part of the Second Amendment, the Company agreed to issue on March 31, 2001 (provided loans, letters of credit or commitments are still outstanding) warrants to the Banks representing 19.99% of the common stock of the Company issued and outstanding as of March 31, 2001. As of April 12, 2001 the Company has not issued these warrants but plans to issue them as soon as the terms of the Credit Agreement are negotiated with the banks. Fifty percent of these warrants will be exercisable at any time after issuance and the remaining fifty percent will be exercisable from and after September 30, 2001 (provided loans, letters of credit or commitments have not been terminated subsequent to March 31, 2001 and prior to September 30, 2001). The exercise price of the warrants is $0.01 per share.

         Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Credit Agreement) plus a margin of 2.75% and 3.50%, respectively. Also, additional interest of 4.50% accrues on that portion of the Bank Credit Facility that is in excess of four times Adjusted EBITDA as defined by the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, interest is payable by the Company at 2.0% per annum in excess of the rates charged under the Bank Credit Facility and the Company no longer has the right to borrow at the Adjusted Eurodollar Rate. All new borrowings must be done at the Base Lending Rate, which is currently a substantially higher rate of interest. As of December 31, 2000 the weighted average borrowing rate was 12.4%. A commitment fee of up to .50% per annum is payable by the Company on the undrawn balance.

         The Credit Agreement, as amended, contains various financial covenants, the most restrictive of which relate to measurements of EBITDA, shareholders' equity, leverage, debt-to-equity ratios, interest coverage ratios, and collections of accounts receivable. The Credit Agreement, as amended, also contains provisions for periodic reporting and the recapture of excess cash flow.

         The Credit Agreement also contains covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company is no longer permitted to make acquisitions or investments in joint ventures without the consent of Banks holding a majority of the lending commitments under the Bank Credit Facility.

         In addition to successfully renegotiating potential amendments to the Bank Credit Facility and subsequently maintaining compliance with its debt covenants and amortization schedule, the Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company's accounts receivables are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $75.2 million and $74.5 million at December 31, 1999 and December 31, 2000, respectively. Average days' sales in accounts receivable was approximately 81 and 76 days' at December 31, 1999, and December 31, 2000, respectively. The Company's level of DSO and net patient receivables reflect the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

         Net cash provided by operating activities decreased from $46.6 million in 1999 to $14.0 million in 2000, a decrease of $32.6 million. This decrease is primarily due to the prior year decrease in various receivables. Net cash used in investing activities decreased from $13.9 million in 1999 to $13.5 million in 2000, a decrease of $0.4 million, and primarily relates to capital expenditures. Capital expenditures increased from $14.6 million in 1999 to $17.8 million in 2000, an increase of $3.2 million. Net cash used in financing activities increased from $8.8 million in 1999 to $16.5 million in 2000, an increase of $7.7 million. The cash used in financing activities for 1999 and 2000 primarily relates to principal payments and deferred financing costs net of proceeds from the Bank Credit Facility.

         The Company's principal capital requirements are for working capital, capital expenditures and debt service. The Company has financed and intends to continue to finance these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles. Management believes that these sources will support the Company's current level of operations as long as the due dates of amounts outstanding under the Bank Credit Facility are not accelerated. Management also believes these sources are adequate to fund the anticipated litigation settlement associated with the government investigation based upon the expected payment terms, as more fully described in "Business -- Government Regulation."

IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") has been issued effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company is required to adopt the provisions of SFAS No. 133, as amended, effective January 1, 2001; however, the Company does not expect the adoption to have a material effect on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. The Company's implementation of SAB 101 in the fourth quarter did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company's Bank Credit Facility uses a floating interest rate. As of December 31, 2000, the Company had outstanding borrowings of approximately $296.6 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $2.0 million. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are contained on pages 50 through 79 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement dated April 30, 2001 ("Proxy Statement") for the annual meeting of stockholders to be held on May 30, 2001.


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

FINANCIAL STATEMENTS

                                                                                                     FORM 10-K PAGES
                                                                                                     ---------------
     Report of Independent Public Accountants                                                               F-50
     Consolidated Balance Sheets, December 31, 1999 and 2000                                              F-51-F-52
     Consolidated Statements of Operations for the Years Ended December 31, 1998,
       1999, and 2000                                                                                       F-53
     Consolidated Statements of Shareholders' Equity for the Years Ended
       December 31, 1998, 1999, and 2000                                                                    F-54
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
       1999, and 2000                                                                                     F-55-F-56
     Notes to Consolidated Financial Statements, December 31, 2000                                        F-57-F-79

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

REPORTS ON FORM 8-K DURING THE LAST QUARTER OF THE YEAR ENDED DECEMBER 31, 2000.

         None.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN HOMEPATIENT, INC.


                                            /s/ JOSEPH F. FURLONG III
                                            ------------------------------------
                                            Joseph F. Furlong III, President,
                                            Chief Executive Officer and Director


                                            /s/ MARILYN A. O'HARA
                                            ------------------------------------
                                            Marilyn A. O'Hara
                                            Executive Vice President and
                                            Chief Financial Officer

Date:    April 17, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henry T. Blackstock                     Director                    April 17, 2001
------------------------------------
       Henry T. Blackstock


/s/ Joseph F. Furlong III                   Director, President,        April 17, 2001
------------------------------------        and Chief Executive
       Joseph F. Furlong III                Officer


/s/ Mark Manner                             Director                    April 17, 2001
------------------------------------
       Mark Manner


/s/ Donald R. Millard                       Director                    April 17, 2001
------------------------------------
       Donald R. Millard


/s/ Marilyn A. O'Hara                       Chief Financial             April 17, 2001
------------------------------------        Officer and
         Marilyn A. O'Hara                  Chief Accounting
                                            Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American HomePatient, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN HOMEPATIENT, INC. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of American HomePatient, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American HomePatient, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that American HomePatient, Inc. (the "Company") will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses in the years ended December 31, 2000, 1999 and 1998, has a tangible shareholders' deficit at December 31, 2000, and is in default of certain terms of a debt agreement that gives the lenders the right to demand payment of $296,608,000 of the Company's debt. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                    Arthur Andersen LLP



Nashville, Tennessee
March 6, 2001 (except with respect to the matter discussed in Note 7, as to which the date is March 15, 2001 and the matter discussed in Note 8, as to which the date is April 12, 2001)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

                            ASSETS                                                          1999                     2000
--------------------------------------------------------------                         --------------           --------------
CURRENT ASSETS:
    Cash and cash equivalents                                                          $   28,123,000           $   12,081,000
    Restricted cash                                                                                --                  179,000
    Accounts receivable, less allowance for doubtful accounts
       of $56,876,000 and $40,862,000, respectively                                        75,956,000               75,465,000
    Inventories                                                                            16,499,000               15,522,000
    Prepaid expenses and other current assets                                                 982,000                1,489,000
                                                                                       --------------           --------------
          Total current assets                                                            121,560,000              104,736,000
                                                                                       --------------           --------------

PROPERTY AND EQUIPMENT, AT COST:                                                          174,558,000              184,661,000
    Less accumulated depreciation and amortization                                       (113,465,000)            (131,663,000)
                                                                                       --------------           --------------
       Property and equipment, net                                                         61,093,000               52,998,000
                                                                                       --------------           --------------

OTHER ASSETS:
    Excess of cost over fair value of net assets acquired, net                            202,622,000              197,491,000
    Investment in joint ventures                                                           17,473,000                7,918,000
    Deferred financing costs, net                                                           3,703,000                3,269,000
    Other assets, net                                                                      17,549,000               12,102,000
                                                                                       --------------           --------------
          Total other assets                                                              241,347,000              220,780,000
                                                                                       --------------           --------------
                                                                                       $  424,000,000           $  378,514,000
                                                                                       ==============           ==============

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

                                   (Continued)

                  LIABILITIES AND SHAREHOLDERS' EQUITY                                      1999                     2000
----------------------------------------------------------------------------           --------------           --------------
CURRENT LIABILITIES:
    Current portion of long-term debt and capital leases                               $   16,644,000           $  297,787,000
    Accounts payable                                                                       23,327,000               16,449,000
    Other payables                                                                          1,854,000                2,478,000
    Accrued expenses:
       Payroll and related benefits                                                         7,472,000                8,204,000
       Interest                                                                               596,000                1,748,000
       Insurance                                                                            3,979,000                5,162,000
       Other                                                                                7,158,000               13,345,000
                                                                                       --------------           --------------
          Total current liabilities                                                        61,030,000              345,173,000
                                                                                       --------------           --------------

NONCURRENT LIABILITIES:
    Long-term debt and capital leases, less current portion                               298,778,000                1,365,000
    Other noncurrent liabilities                                                            7,204,000                5,737,000
                                                                                       --------------           --------------
          Total noncurrent liabilities                                                    305,982,000                7,102,000
                                                                                       --------------           --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 5,000,000 shares; none
       issued and outstanding                                                                      --                       --
    Common stock, $.01 par value; authorized, 35,000,000 shares; issued and
       outstanding, 15,160,000 and 15,856,000 shares, respectively                            152,000                  159,000
    Paid-in capital                                                                       172,867,000              173,777,000
    Accumulated deficit                                                                  (116,031,000)            (147,697,000)
                                                                                       --------------           --------------
          Total shareholders' equity                                                       56,988,000               26,239,000
                                                                                       --------------           --------------
                                                                                       $  424,000,000           $  378,514,000
                                                                                       ==============           ==============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                     1998                  1999                  2000
                                                                --------------        --------------        --------------
REVENUES:
    Sales and related service revenues                          $  192,863,000        $  172,364,000        $  171,685,000
    Rentals and other revenues                                     206,464,000           184,913,000           186,386,000
    Earnings from joint ventures                                     4,541,000               303,000             5,301,000
                                                                --------------        --------------        --------------
          Total revenues                                           403,868,000           357,580,000           363,372,000
                                                                --------------        --------------        --------------

EXPENSES:
    Cost of sales and related services, excluding
       depreciation and amortization                                98,166,000            90,142,000            85,473,000
    Operating                                                      235,269,000           224,018,000           214,075,000
    General and administrative                                      22,262,000            13,895,000            15,823,000
    Depreciation and amortization                                   39,105,000            39,682,000            37,121,000
    Amortization of deferred financing costs                           548,000             1,778,000             2,517,000
    Interest                                                        24,249,000            28,659,000            31,929,000
    Restructuring                                                   (3,614,000)           (1,450,000)                   --
    Goodwill impairment                                             37,805,000            40,271,000                    --
    Provision for litigation settlement                                     --                    --             7,500,000
                                                                --------------        --------------        --------------
          Total expenses                                           453,790,000           436,995,000           394,438,000
                                                                --------------        --------------        --------------

LOSS BEFORE INCOME TAXES                                           (49,922,000)          (79,415,000)          (31,066,000)
                                                                --------------        --------------        --------------

PROVISION (BENEFIT) FOR INCOME TAXES:
    Current                                                         (4,674,000)            7,223,000               600,000
    Deferred                                                        (6,270,000)           13,222,000                    --
                                                                --------------        --------------        --------------
                                                                   (10,944,000)           20,445,000               600,000
                                                                --------------        --------------        --------------

NET LOSS                                                        $  (38,978,000)       $  (99,860,000)       $  (31,666,000)
                                                                ==============        ==============        ==============

NET LOSS PER COMMON SHARE:

    BASIC                                                       $        (2.60)       $        (6.55)       $        (2.01)
                                                                ==============        ==============        ==============
    DILUTED                                                     $        (2.60)       $        (6.55)       $        (2.01)
                                                                ==============        ==============        ==============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING:

    BASIC                                                           14,986,000            15,236,000            15,783,000
                                                                ==============        ==============        ==============
    DILUTED                                                         14,986,000            15,236,000            15,783,000
                                                                ==============        ==============        ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                                                    RETAINED
                                                                                                    EARNINGS/
                                                         COMMON STOCK              PAID-IN        (ACCUMULATED
                                                     SHARES        AMOUNT          CAPITAL           DEFICIT)             TOTAL
                                                   ----------    ----------    --------------    ---------------     --------------
BALANCE, DECEMBER 31, 1997                         14,901,000    $  149,000    $  171,133,000    $    22,807,000     $  194,089,000
                                                   ----------    ----------    --------------    ---------------     --------------
    Issuance of shares through exercise of
      employee stock options                           35,000            --           518,000                 --            518,000
    Issuance of shares through employee
      stock purchase plan                              38,000         1,000           734,000                 --            735,000
    Issuance of shares through exercise of
      stock warrants                                   12,000            --           100,000                 --            100,000
    Tax benefit of stock options exercised                 --            --            35,000                 --             35,000
    Net loss                                               --            --                --        (38,978,000)       (38,978,000)
                                                   ----------    ----------    --------------    ---------------     --------------
BALANCE, DECEMBER 31, 1998                         14,986,000       150,000       172,520,000        (16,171,000)       156,499,000
                                                   ----------    ----------    --------------    ---------------     --------------

    Issuance of shares through exercise of
      employee stock options                           10,000            --            10,000                 --             10,000
    Issuance of shares through employee
      stock purchase plan                             164,000         2,000           337,000                 --            339,000
    Net loss                                               --            --                --        (99,860,000)       (99,860,000)
                                                   ----------    ----------    --------------    ---------------     --------------
BALANCE, DECEMBER 31, 1999                         15,160,000       152,000       172,867,000       (116,031,000)        56,988,000
                                                   ----------    ----------    --------------    ---------------     --------------

    Issuance of shares to management                  385,000         4,000            62,000                 --             66,000
    Issuance of shares through employee
      stock purchase plan                             311,000         3,000           162,000                 --            165,000
    Fair value of stock warrants to be
      issued to lenders                                    --            --           686,000                 --            686,000
    Net loss                                               --            --                --        (31,666,000)       (31,666,000)
                                                   ----------    ----------    --------------    ---------------     --------------
BALANCE, DECEMBER 31, 2000                         15,856,000    $  159,000    $  173,777,000    $  (147,697,000)    $   26,239,000
                                                   ==========    ==========    ==============    ===============     ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                                1998                1999                 2000
                                                                           -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $ (38,978,000)       $ (99,860,000)       $ (31,666,000)
    Adjustments to reconcile net loss to net cash provided from operating activities:
          Depreciation and amortization                                       39,105,000           39,682,000           37,121,000
          Amortization of deferred financing costs                               548,000            1,778,000            2,517,000
          Equity in earnings of unconsolidated joint ventures                     90,000            1,324,000           (2,462,000)
          Deferred income taxes                                               (6,270,000)          13,222,000                   --
          Minority interest                                                      306,000              112,000              395,000
          Goodwill impairment and write-off                                   37,805,000           40,271,000                   --
          Other non-cash charges                                              (4,000,000)             742,000                   --

    Change in assets and liabilities, net of acquisitions:
       Restricted cash                                                            (1,000)              51,000             (179,000)
       Accounts receivable, net                                               10,182,000           21,897,000            3,898,000
       Inventories                                                             4,206,000            4,388,000            1,399,000
       Prepaid expenses and other current assets                              (2,000,000)           2,160,000             (510,000)
       Income tax receivable                                                  (4,607,000)          13,090,000              425,000
       Accounts payable, accrued expenses and other current
         liabilities                                                              79,000            4,982,000             (576,000)
       Restructuring accruals                                                 (8,602,000)            (578,000)          (1,097,000)
       Deferred costs                                                             35,000                   --                   --
       Other assets and liabilities                                             (554,000)           3,321,000            4,696,000
                                                                           -------------        -------------        -------------
              Net cash provided from operating activities                     27,344,000           46,582,000           13,961,000
                                                                           -------------        -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                       (58,420,000)            (450,000)                  --
    Additions to property and equipment, net                                 (26,780,000)         (14,632,000)         (17,811,000)
    Distributions to minority interest owners                                    (80,000)            (196,000)            (250,000)
    Distributions from (advances to) unconsolidated joint ventures,
       net                                                                    (5,506,000)           1,560,000            3,747,000
    Proceeds from (payments for) joint venture dissolutions                       69,000             (200,000)             781,000
                                                                           -------------        -------------        -------------
              Net cash used in investing activities                          (90,717,000)         (13,918,000)         (13,533,000)
                                                                           -------------        -------------        -------------

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                   (Continued)

                                                                              1998                 1999                  2000
                                                                        --------------        --------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                            $     (992,000)       $   (1,425,000)       $   (1,398,000)
    Proceeds from long-term debt                                            74,777,000             4,500,000               377,000
    Principal payments on long-term debt and capital leases                (19,539,000)          (12,241,000)          (15,680,000)
    Proceeds from employee stock purchase plan                                 735,000               339,000               165,000
    Proceeds from sale of stock, net of issuance costs                         618,000                10,000                66,000
                                                                        --------------        --------------        --------------
              Net cash provided from (used in) financing
                 activities                                                 55,599,000            (8,817,000)          (16,470,000)
                                                                        --------------        --------------        --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (7,774,000)           23,847,000           (16,042,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                12,050,000             4,276,000            28,123,000
                                                                        --------------        --------------        --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $    4,276,000        $   28,123,000        $   12,081,000
                                                                        ==============        ==============        ==============

SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                           $   22,413,000        $   31,045,000        $   30,761,000
                                                                        ==============        ==============        ==============
    Cash payments of income taxes                                       $    2,303,000        $      528,000        $      453,000
                                                                        ==============        ==============        ==============

In connection with the acquisitions of home health care businesses, the Company issued debt of $1,500,000 in 1998.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

1.       ORGANIZATION AND BACKGROUND

         American HomePatient, Inc. and subsidiaries (the "Company" or "American HomePatient") is a health care services company engaged in the provision of home health care services. The Company's home health care services are comprised of the rental and sale of home medical equipment and home health care supplies, and the provision of infusion therapies and respiratory therapies. As of December 31, 2000, the Company provides these services to patients in the home through 304 branches in 38 states.

2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $38,978,000, $99,860,000 and $31,666,000 for the years ending December 31, 1998, 1999 and 2000, respectively, and has a tangible shareholders' deficit at December 31, 2000. In addition, the Company is in default of certain terms of the Credit Agreement (see
         Note 7). These defaults give the lenders the right to demand payment of $296,608,000 of the Company's debt. Accordingly, the Company has classified the related debt principal amounts as a current liability in the accompanying financial statements as of December 31, 2000. Should the lenders demand payment of the applicable debt, there is currently no commitment as to how any such demand would be satisfied by the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

         The Company is currently discussing potential waiver, amendment and refinancing alternatives with its lenders. In addition to continuing negotiations with their lenders to potentially amend the Credit Agreement, management has plans to improve financial performance through stabilizing and increasing profitable revenues, decreasing and controlling operating expenses and improving accounts receivable performance. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company.

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

         REVENUES

         The Company's principal business is the operation of home health care centers. Approximately 52%, 56% and 58% of the Company's net revenues in 1998, 1999 and 2000, respectively, are from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based on a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Amounts earned under the Medicare and Medicaid programs are subject to review by such third party payors. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

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

ACCOUNTS RECEIVABLE

The Company's accounts receivable, before allowance for doubtful accounts, consists of the following components:

                                                                                                  DECEMBER 31,
                                                                                       ---------------------------------
                                                                                            1999               2000
                                                                                       --------------     --------------
         Patient receivables:
            Medicare                                                                   $   45,334,000     $   38,225,000
            All other, principally commercial insurance                                    86,710,000         77,135,000
                                                                                       --------------     --------------
                                                                                          132,044,000        115,360,000

         Other receivables, principally due from vendors and former
            owners                                                                            788,000            967,000
                                                                                       --------------     --------------
                Total                                                                  $  132,832,000     $  116,327,000
                                                                                       ==============     ==============

         The Company provides credit for a substantial portion of its non-third party reimbursed revenues and continually monitors the credit worthiness and collectibility of amounts due from its clients. The Company is subject to accounting losses from uncollectible receivables in excess of its reserves.

         PROVISION FOR DOUBTFUL ACCOUNTS

         The Company includes provisions for doubtful accounts in operating expenses in the accompanying consolidated statements of operations. The provisions for doubtful accounts were $29,857,000, $35,729,000 and $23,449,000 in 1998, 1999 and 2000, respectively.

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

         In 1998, 1999 and 2000, depreciation expense includes $23,537,000, $25,400,000 and $25,640,000, respectively, related to the depreciation of rental equipment.

         Maintenance and repairs are charged to expense as incurred, and major betterments and improvements are capitalized. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.

         Property and equipment obtained through purchase acquisitions are stated at their estimated fair value determined on their respective dates of acquisition.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

The excess of cost over fair value of net assets acquired ("goodwill") is amortized over 40 years using the straight-line method. Accumulated amortization related to goodwill totaled $20,512,000 and $25,927,000 as of December 31, 1999 and 2000, respectively. The Company believes its estimated goodwill life is reasonable given the continuing movement of patient care to noninstitutional settings, expanding demand due to demographic trends, the emphasis of the Company on establishing significant coverage in each local and regional market, the consistent practice with other home care companies and other factors.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets", management evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management utilizes estimated undiscounted future cash flows to determine if an impairment exists. When this analysis indicates an impairment exists, the amount of loss is determined based upon a comparison of estimated fair value with the net book value of the asset. Estimated fair value is based upon the present value of estimated future cash flows or other objective criteria.

In 1998 and 1999, the Company's evaluation of goodwill indicated impairments related to certain acquisitions of approximately $37,805,000 and $40,271,000, respectively, which were charged to expense in the 1998 and 1999 consolidated statements of operations. The write-downs were based upon management's estimate of the negative impact of the Company's inability to replace the decreased cash flows associated with the Medicare oxygen reimbursement reductions to the extent originally planned, as well as certain business strategies implemented in the latter half of 1998 which decreased revenue and increased operating expenses. During 1999, the Company was unable to re-establish its presence in previously exited lines of business as rapidly as originally projected, and thus, continued to experience negative operating results.

DEFERRED FINANCING COSTS

Financing costs are amortized using methods which are not materially different from the effective interest method over the periods of the related indebtedness.

OTHER ASSETS

The estimated value of non-compete agreements are amortized over the lives of the agreements, generally periods of up to seven years. As of December 31, 1999 and 2000, the net amounts of non-compete agreements of $97,000 and $150,000, respectively, are reflected in other assets in the accompanying consolidated balance sheets.

Other intangibles are amortized over their expected benefit period of two to three years. The net balance at December 31, 1999 and 2000 is $376,000 and $6,000, respectively, and is reflected in other assets in the accompanying consolidated balance sheets.

Investments under split dollar value life insurance arrangements of $10,422,000 and $6,487,000 at December 31, 1999 and 2000, respectively, were recorded in connection with the acquisitions of certain home health care businesses and are reflected in other assets in the accompanying consolidated balance sheets. These investments are held in escrow accounts and are restricted for premiums owed on the split dollar value life insurance arrangements. Premiums owed on the split dollar value life insurance polices of $4,711,000 and $1,097,000 at December 31, 1999 and 2000, respectively, are classified as other noncurrent liabilities in the accompanying consolidated balance sheets.

The Company is the holder of promissory notes receivable from joint ventures, totaling $2,802,000 and $1,666,000 as of December 31, 1999 and 2000,
respectively. The Company also has deposits with vendors and lessors which total $2,402,000 and $2,570,000 as of December 31, 1999 and 2000, respectively.

INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. See Note 10 for additional information related to the provision (benefit) for income taxes.

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

COMPREHENSIVE INCOME

Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income or losses and its components in a full set of general purpose financial statements. Comprehensive income or loss encompasses all changes in shareholders' equity and includes net income (loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Adoption of this pronouncement has not had a material impact on the Company's results of operations, as comprehensive loss for the years ended December 31, 1998, 1999 and 2000 was the same as net loss for the Company.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accruals approximate fair value because of the short-term nature of these items. Based on the current market rates offered for debt with similar risks and debt with similar maturities, the carrying amount of the Company's long-term debt, including current portion, also approximates fair value at December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" has been issued effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company is required to adopt the provisions of SFAS No. 133, as amended, effective January 1, 2001; however, the Company does not expect the adoption to have a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. The Company's implementation of SAB 101 in the fourth quarter did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation.


4.  ACCOUNTING CHARGES

1999 ACCOUNTING CHARGES

In the fourth quarter of 1999, the Company recorded pre-tax accounting charges totaling $77,498,000 related to: (a) the recording of additional reserves related to accounts receivable that resulted in increased bad debt expense above previous quarters in 1999 ($17,133,000), (b) the write off of impaired goodwill ($41,032,000), (c) the recording of a valuation allowance for deferred tax assets ($19,847,000), (d) the recording of the anticipated loss on the dissolution of one of the Company's joint ventures ($936,000), and (e) the reversal of excess restructuring reserves originally recorded in 1997 ($1,450,000).

The charge of $17,133,000 in additional accounts receivable reserves relates to several changes experienced in the receivables portfolio during 1999. During 1999, the Company placed a greater emphasis than in previous years on collecting current billings with less emphasis on pursuing the collection of older accounts. As a result of this strategy, overall collections for current billings in 1999 improved over the prior year; however, accounts greater than 120 days increased. In addition, some of the billing and collection issues experienced in 1998 continued to contribute to the deterioration in the aging statistics, particularly accounts aged over one year. Also during 1999, the Company continued to experience increased delays between the date services are provided and the actual billing date due to delays in obtaining necessary documentation. Finally, Medicare reimbursement changes which limited coverage of immune globulin therapies were implemented in 1999. These changing characteristics experienced in the receivable portfolio in 1999 prompted the Company to record additional specific reserves related to certain issues and adopt a reserve methodology, which provides additional reserves for accounts with advanced agings. This accounts receivable charge is included in operating expense and as a reduction of earnings from joint ventures in the accompanying 1999 consolidated statement of operations.

The Company wrote off $40,271,000 of impaired goodwill as required under SFAS No. 121 due to a continuation of poor performance into 1999 of certain acquisitions. A deterioration in performance of many of these acquired businesses began in mid-1998 and, contrary to management's expectations, the negative trends did not reverse in 1999. The Company also wrote off impaired goodwill of certain of the Company's joint ventures which adversely impacted earnings from joint ventures by $761,000 in the accompanying 1999 consolidated statement of operations.

The Company also recorded a valuation allowance for deferred tax assets in the amount of $19,847,000 due to uncertainty as to their realizability. Due to the fact that the Company has not generated taxable income for the three years ended December 31, 2000 and achieving future taxable income is uncertain, management believes a full valuation allowance to be appropriate.

The Company received formal notice from three of its joint venture partners of their desire to dissolve their respective partnerships. The Company anticipated that the transaction to dissolve one of these partnerships would result in a loss to the Company in the amount of $936,000. This charge is included as a reduction in earnings from joint ventures in the accompanying 1999 consolidated statement of operations. After the dissolutions, these businesses are operated as wholly-owned operations.

Subsequent to December 31, 1999, the Company settled a dispute with the owner of a business that the Company had previously managed under the terms of a management agreement. The potential loss on the settlement had been accrued as part of the Company's restructuring charge recorded in 1997. Due to the favorable outcome of the settlement, the Company reversed $1,450,000 in excess restructuring reserves in the year ended December 31, 1999. This reversal is included in restructuring in the accompanying 1999 consolidated statement of operations.

1998 ACCOUNTING CHARGES

In the quarter ended September 30, 1998, the Company recorded pre-tax accounting charges totaling $15,243,000 related to: (a) certain events which occurred in the third quarter ($3,243,000), (b) the recording of additional reserves related to accounts receivable ($16,000,000), and (c) the reversal of excess restructuring accruals originally recorded in 1997 ($4,000,000).

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


5.  INVESTMENT IN JOINT VENTURE PARTNERSHIPS

The Company owns 50% of 10 home health care businesses (the "Partnerships") that are operational as of December 31, 2000. The remaining 50% of each business is owned by local hospitals or other investors within the same community. The Company is solely responsible for the management of these businesses and receives management fees based upon a percentage of net revenues, net income or cash collections (ranging from 2% to 15%) or flat monthly fees (ranging from $500 to $18,500). During 2000, the Company converted six of its previously owned 50% joint ventures to wholly-owned operations as a result of the withdrawal of the hospital partners from the Partnerships. As a result of these transactions, the results of operations of these joint ventures have been consolidated into the financial results of the Company. Previously, these six joint ventures were accounted for under the equity method. In addition, the Company sold substantially all of the assets of one joint venture to a third-party and discontinued operations in preparation for dissolving the partnership in 2001.

The Company provides accounting and receivable billing services to the Partnerships. The Partnerships are charged for their share of such costs based on contract terms. The Company's earnings from joint ventures include equity in earnings, management fees and fees for accounting and receivable billing services. The Company's investment in unconsolidated joint ventures includes receivables from (payables to) joint ventures of $10,728,000 and $(8,000) at December 31, 1999 and 2000, respectively.

The Company guarantees a mortgage payable of one of the Partnerships. The balance of the guaranteed debt at December 31, 2000 is $414,000.

Summarized financial information of all 50% owned partnerships at December 31, 1999 and 2000 and for the years then ended is as follows:

                                                                  1999                 2000
                                                              ------------         ------------
       Cash                                                   $  1,450,000         $    772,000
       Accounts receivable, net                                 10,379,000            6,499,000
       Property and equipment, net                              13,046,000            6,346,000
       Other assets                                              5,886,000            4,843,000
                                                              ------------         ------------
              Total assets                                    $ 30,761,000         $ 18,460,000
                                                              ============         ============

       Accounts payable and accrued expenses                  $ 12,078,000         $  1,035,000
       Debt                                                      3,692,000            1,953,000
       Partners' capital                                        14,991,000           15,472,000
                                                              ------------         ------------
              Total liabilities and partners' capital         $ 30,761,000         $ 18,460,000
                                                              ============         ============

       Net sales and rental revenues                          $ 48,958,000         $ 38,667,000
       Cost of sales                                             7,265,000            5,701,000
       Operating and management fees                            36,340,000           23,022,000
       Depreciation, amortization and interest expense           9,287,000            4,679,000
                                                              ------------         ------------
              Total expenses                                    52,892,000           33,402,000
                                                              ------------         ------------
                 Pre-tax income (loss)                        $ (3,934,000)        $  5,265,000
                                                              ============         ============

6.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

                                                                         DECEMBER 31,
                                                              ---------------------------------
                                                                  1999                 2000
                                                              ------------         ------------
       Land                                                   $    734,000         $    647,000
       Buildings and improvements                                8,287,000            7,934,000
       Rental equipment                                        134,292,000          143,000,000
       Furniture, fixtures and equipment                        26,660,000           29,202,000
       Delivery equipment                                        4,585,000            3,878,000
                                                              ------------         ------------
                                                              $174,558,000         $184,661,000
                                                              ============         ============

      Property and equipment under capital leases are included under the various equipment categories.


7.  LONG-TERM DEBT AND LEASE COMMITMENTS

Long-term debt and capital lease obligations consist of the following:

                                                                                                     DECEMBER 31,
                                                                                         -----------------------------------
                                                                                             1999                  2000
                                                                                         -------------         -------------
       Secured revolving line of credit                                                  $ 246,400,000         $ 245,843,000

       Secured term loan                                                                    64,765,000            50,765,000

       Notes payable, primarily secured with acquired assets, interest at 6.8%, principal and interest due annually, final principal and interest
          payment due on February 15, 2016                                                     806,000               778,000


       Mortgage note payable, secured by a building, interest at 8%, principal and interest due monthly, with balloon payment of $442,000 due July 1,
          2004                                                                                 548,000               527,000

       Notes payable, primarily secured with acquired assets, with interest rates from 7% to prime, interest due quarterly, principal payment due at maturity date, final maturities through 2000. Amounts unpaid as of
          December 31, 2000                                                                  1,233,000               906,000

       Acquisition note payable, interest at 7%, principal repaid in February 2000           1,000,000                    --


       Capital lease obligations, monthly principal and interest payments until 2003           670,000               333,000
                                                                                         -------------         -------------
                                                                                           315,422,000           299,152,000
       Less current portion                                                                (16,644,000)         (297,787,000)
                                                                                         -------------         -------------
                                                                                         $ 298,778,000         $   1,365,000
                                                                                         =============         =============

Principal payments required on long-term debt (excluding capital leases) for the next five years and thereafter beginning January 1, 2001, are as follows:

                  2001                                                              $    297,566,000
                  2002                                                                        57,000
                  2003                                                                        60,000
                  2004                                                                       491,000
                  2005                                                                        38,000
                  Thereafter                                                                 607,000
                                                                                    ----------------
                                                                                    $    298,819,000
                                                                                    ================

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

At December 31, 1999, the Company was not in compliance with certain covenants of the Credit Agreement. Noncompliance with these covenants gave the lenders the right to demand payment of outstanding amounts under the Credit Agreement. In addition, the Company was not able to borrow additional amounts under the Credit Agreement.

On April 6, 2000, the Company entered into a Third Amendment to the Fourth Amended and Restated Credit Agreement in order to remain in compliance with certain financial covenants. The terms of the Third Amendment waived events of default as of December 31, 1999, modified existing financial covenants, required a $5,000,000 principal repayment with the effectiveness of the amendment, and froze the borrowing availability at the amounts outstanding at the time of the amendment. The Company's credit availability was reduced from $328,600,000 to $307,508,000, including a $58,265,000 term loan, a $246,400,000 revolving line of credit and a $2,843,000 letter of credit. Absent the lenders demanding payment of amounts outstanding, the Company's ability to borrow under the Credit Agreement terminates on April 15, 2002, subject to exceptions set forth therein. In addition, the amended Credit Agreement states that any development in the government investigation discussed in Note 8, which the lenders determine could reasonably be expected to have a material adverse effect on the Company, constitutes an event of noncompliance.

As of January 31, 2001, the Company was not in compliance with several financial covenants of the Credit Agreement; in addition, the Company failed to make the scheduled principal payment due March 15, 2001. As discussed in Note 2, noncompliance with these covenants and failure to make the scheduled principal payment gives the lenders the right to demand payment of $296,608,000 of the Company's debt and to seize the Company's assets. Accordingly, the Company has classified the related debt principal amounts as a current liability in the accompanying financial statements as of December 31, 2000. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company. In addition, the proceeds of all of the Company's accounts receivable are transferred daily into a bank account which, under the terms of a Concentration Bank Agreement, allows the lenders upon an event of default, to cease honoring any drafts under the account and set off all amounts in the bank account against the indebtedness owed to the lenders. The Company is currently discussing potential waiver, amendment and refinancing alternatives with its lenders.

In connection with the Second Amendment, the Company agreed to issue on March 31, 2001 (provided loans, letters of credit or commitments are outstanding) warrants to the lenders representing 19.99% of the common stock of the Company issued and outstanding as of March 31, 2001. Fifty percent of these warrants are exercisable at any time after issuance and the remaining fifty percent will be exercisable from and after September 30, 2001 (provided loans, letters of credit or commitments are outstanding). The exercise price of the warrants is $0.01 per share. The Company has accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs to recognize the estimated fair value of the warrants as of December 31, 2000 ($686,000). As a result, in 2000, the Company also adjusted the related amortization of these costs on a cumulative basis using the effective interest method.

Interest is payable on borrowings under the Credit Agreement, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Credit Agreement), plus a margin of 2.50% and 3.25%, respectively, through September 30, 2000 and a margin of 2.75% and 3.50%, respectively, thereafter. Beginning September 30, 2000 the Company was required to pay additional interest in the amount of 4.5% per annum on that portion of the Credit Agreement that is in excess of four times adjusted EBITDA. In events of noncompliance, interest is payable by the Company at 2.0% per annum in excess of the rate defined by the Credit Agreement and the Company no longer has the right to borrow at the Adjusted Eurodollar rate. All new borrowings must be done at the Base Lending Rate, which is currently a substantially higher rate of interest. At December 31, 2000, the weighted average borrowing rate was 12.4%. A commitment fee of up to .50% per annum is payable by the Company on the undrawn balance.

On September 15, 1999, the Company began making quarterly principal payments on the Secured Term Loan of $1,500,000 per quarter, and continued to make these quarterly principal payments through and including June 15, 2000. In addition, in connection with the Third Amendment a $5,000,000 principal repayment was required to be paid to the lenders upon the effectiveness of the amendment. On September 15, 2000, the Company began making quarterly principal payments on the Secured Term Loan of $3,000,000 per quarter through and including December 15, 2000. The Company was scheduled to make an additional quarterly principal payment of $3,000,000 on March 15, 2001, which was not made, and payments of $6,000,000 per quarter, beginning June 15, 2001; through and including December 15, 2001; and a $29,765,000 balloon payment due April 15, 2002. The original terms of the Secured Revolving Line of Credit did not require principal payments until maturity at December 16, 2002.

CAPITAL LEASES

The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases beginning January 1, 2001, less amounts representing interest, are as follows:


                  2001                                                              $        243,000
                  2002                                                                       127,000
                  2003                                                                        18,000
                                                                                    ----------------
                                                                                             388,000
                  Less amounts representing interest                                         (55,000)
                                                                                    ----------------
                                                                                    $        333,000
                                                                                    ================

8.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

The Company has noncancelable operating leases on certain land, vehicles, buildings and equipment. The approximate minimum future rental commitments on the operating leases for the next five years beginning January 1, 2001 are as follows:

                  2001                                                              $     13,143,000
                  2002                                                                     9,376,000
                  2003                                                                     5,167,000
                  2004                                                                     2,259,000
                  2005                                                                     1,117,000
                  Thereafter                                                               1,643,000
                                                                                    ----------------
                                                                                    $     32,705,000
                                                                                    ================

Rent expense for all operating leases was approximately $15,695,000, $15,057,000 and $14,672,000, in 1998, 1999 and 2000, respectively.

LITIGATION

The Company is subject to certain known or possible litigation incidental to the Company's business, which, in management's opinion, will not have a material adverse effect on the Company's results of operations or financial condition.

See discussion of government investigation issues under the Health Care Industry section of this Note.

Professional liability insurance up to certain limits is carried by the Company for coverage of such claims. See Note 11 for further discussion.

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has employment agreements with certain members of management which provide for the payment to these members of amounts up to one to three times their annual compensation in the event of a termination without cause, a constructive discharge (as defined) or upon a change in control of the Company (as defined). The terms of such agreements are from one to three years and automatically renew for one year. The maximum contingent liability under these agreements at December 31, 2000 is approximately $5,749,000.

SELF-INSURANCE

The Company is self-insured for workers compensation claims for the first $250,000 on a per claim basis and maintains annual aggregate stop loss coverage ranging from $1,500,000 to $1,700,000 over the last three years. The Company is self-insured for health insurance for substantially all employees for the first $150,000 on a per claim basis and maintains annual aggregate stop loss coverage ranging from $6,000,000 to $10,100,000 over the last three years. The health insurance policies are limited to a maximum lifetime reimbursement of $1,000,000 per person for medical claims and $1,000,000 per person for mental illness and drug and alcohol abuse claims. Liabilities in excess of these aggregate amounts are the responsibility of the insurer.

The Company provides reserves for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The differences between actual settlements and reserves are included in expense in the year finalized.

LETTERS OF CREDIT

The Company has in place three letters of credit totaling $2,843,000 securing obligations with respect to its workers' compensation self-insurance program and its capital equipment under operating leases. Effective January 1, 2001, the Company was required to increase these letters of credit to $3,400,000.

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

401K RETIREMENT SAVINGS PLAN

The Company maintains a 401k Retirement Savings Plan (the "401k"), administered by ReliaStar Life Insurance Company, to provide a tax deferred retirement savings plan to its employees. To qualify, employees must be at least 21 years of age, with twelve months of continuous employment and must work at least twenty hours per week. The 401k is 100% employee funded with contributions limited to 1% to 15% of employee compensation. Effective January 1, 2001 the Company will match 25% of the first 3% of employee contributions.

HEALTH CARE INDUSTRY

         The Company, as a participant in the health care industry, is subject to extensive federal, state and local regulation. In addition to the False Claims Act and other federal and state anti-kickback and self-referral laws applicable to all of the Company's operations (discussed more fully below), the operations of the Company's home health care centers are subject to federal laws covering the repackaging and dispensing of drugs (including oxygen) and regulating interstate motor-carrier transportation. Such centers also are subject to state laws (most notably licensing and controlled substances registration) governing pharmacies, nursing services and certain types of home health agency activities. Additionally, certain of the Company's employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing. Information about individuals and other health care providers who have been sanctioned or excluded from participation in government reimbursement programs is readily available on the Internet, and all health care providers, including the Company, are held responsible for carefully screening entities and individuals they employ or do business with, to avoid contracting with an excluded provider. The federal government may impose financial penalties on companies that contract with excluded providers.

         The Company's operations are also subject to a series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") which apply to the Company's operation. Periodic changes have occurred from time to time since OBRA 1987, including reimbursement reduction and changes to payment rules.

         The Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims to the government for payment. False Claims Act penalties for violations can include sanctions, including civil monetary penalties. As a provider of services under the federal reimbursement programs such as Medicare, Medicaid and Tri Care (formerly CHAMPUS), the Company is subject to the anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of patients for government-reimbursed health care services. The Company may also be affected by the federal physician self-referral prohibition, known as the "Stark Law", which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial relationship. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, under the theory that such arrangements are designed to induce or to encourage the referral of patients to a particular provider. In many states, these laws apply to services reimbursed by all payor sources.

         In 1996, the Health Insurance Portability and Accountability Act introduced a new category of federal criminal health care fraud offenses. If a violation of a federal criminal law relates to a health care benefit, then an individual is guilty of committing a Federal Health Care Offense. The specific offenses are: health care fraud; theft or embezzlement; false statements, obstruction of an investigation; and money laundering. These crimes can apply to claims submitted not only to government reimbursement programs such as Medicare, Medicaid and Tri Care, but to any third-party payor, and carry penalties including fines and imprisonment.

         The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a Certificate for Medical Necessity ("CMN") signed by a physician. In January, 1999, the Office of Inspector General of the U.S. Department of Health and Human Services ("OIG") published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan. The Company has created and implemented a compliance program, which it believes meets the elements of the OIG's Model Plan for the industry. As part of its compliance program, the Company performs internal audits of the adequacy of billing documentation. The Company's policy is to voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that are identified in this process and that cannot be corrected. The Company regularly reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations; however, certain proceedings have been and may in the future be commenced against the Company alleging violations of applicable laws governing the operation of the Company's business and its billing practices.

         Health care law is an area of extensive and dynamic regulatory oversight. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement from government and other third-party payors. Compliance with these extensive, complex and frequently-changing laws and regulations is difficult.

         In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers, including the Company and other durable medical equipment suppliers, have received subpoenas and other requests for information in connection with their business operations and practices. From time to time the Company also receives notices and subpoenas from various government agencies concerning plans to audit the Company, or requesting information regarding certain aspects of the Company's business. The Company cooperates with the various agencies in responding to such subpoenas and requests. The Company expects to incur additional legal expenses in the future in connection with existing and future investigations.

         The government has broad authority and discretion in enforcing applicable laws and regulations; therefore, the scope and outcome of any such investigations, inquiries, or legal actions cannot be predicted. There can be no assurance that federal, state or local governments will not impose additional regulations upon the Company's activities nor that the Company's activities will not be found to have violated some of the governing laws and regulations. Any such regulatory changes or findings of violations of laws could adversely affect the Company's business and financial position, and could even result in the exclusion of the Company from participating in Medicare, Medicaid, and other government reimbursement programs.

         On February 12, 1998, a subpoena from the OIG was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for payment from Medicare. The investigation was initiated as a result of a qui tam complaint filed under seal by a former employee of the Company under the False Claims Act. In connection with this investigation the U.S. Department of Justice ("DOJ") has examined alleged improprieties by the Company during the period from January 1, 1995 to December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to, and contracts with physicians, hospitals and other healthcare providers. The Company also has been engaged in discussions with the government concerning possible settlement of these matters. Based upon recent negotiations, the Company has recorded a reserve in the amount of $7.5 million in anticipation of a settlement with the DOJ and the individual who filed the False Claims Act case. There can be no assurances, however, that a settlement will be reached or regarding the amount, terms, scope or timing of any such settlement. A settlement likely will result in a default under the Credit Agreement.

         The Company also has reason to believe that another qui tam complaint has been filed against the Company under the False Claims Act. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones investigated by the government in connection with the False Claims Act case originating with the Pineville, Kentucky center described above. If the possible settlement of the first case occurs, then the Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998.

         The Company also was named as a defendant in two other False Claims Act cases. In each of those cases the DOJ declined to intervene and such cases were subsequently dismissed in March 2001.

         There can be no assurances as to the final outcome of the pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of the pending lawsuits could have a material adverse effect on the Company.

9. SHAREHOLDERS' EQUITY AND STOCK PLANS

   NONQUALIFIED STOCK OPTION PLANS

Under the 1991 Nonqualified Stock Option Plan (the "Plan"), as amended as of November 8, 2000, 4,500,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the Plan is ten years. Shares subject to options granted under the Plan which expire, terminate or are canceled without having been exercised in full become available again for future grants.

An analysis of stock options outstanding is as follows:

                                                                     WEIGHTED AVERAGE
                                                  OPTIONS             EXERCISE PRICE
                                                ----------           ----------------
OUTSTANDING AT DECEMBER 31, 1997                 1,603,058               $  17.85
Granted                                          1,274,500               $   7.70
Exercised                                          (35,109)              $  13.33
Canceled                                          (787,118)              $  17.34
                                                ----------               --------

OUTSTANDING AT DECEMBER 31, 1998                 2,055,331               $  11.82
Granted                                            424,000               $   0.56
Exercised                                          (10,000)              $   1.06
Canceled                                          (310,725)              $  16.72
                                                ----------               --------

OUTSTANDING AT DECEMBER 31, 1999                 2,158,606               $   8.96
Granted                                            803,000               $   0.18
Canceled                                          (226,577)              $  10.97
                                                ----------               --------

OUTSTANDING AT DECEMBER 31, 2000                 2,735,029               $   6.22
                                                ==========               ========
EXERCISABLE AT DECEMBER 31, 2000                 1,800,191               $   8.75
                                                ==========               ========

Options granted under the Plan have the following characteristics:

                                                                                             WEIGHTED
                                                         WEIGHTED                             AVERAGE
                                                          AVERAGE                          EXERCISE PRICE
                                                         REMAINING         OPTIONS           OF OPTIONS
                                                        CONTRACTUAL     EXERCISABLE AT     EXERCISABLE AT
       OPTIONS       EXERCISE      WEIGHTED AVERAGE        LIFE           DECEMBER 31,      DECEMBER 31,
     OUTSTANDING      PRICES        EXERCISE PRICE       IN YEARS           2000               2000
     -----------     --------      ----------------     -----------     --------------     --------------
        17,338       $ 6.00            $ 6.00              0.7               17,338            $ 6.00
        30,000       $10.04            $10.04              3.5               30,000            $10.04
       192,188       $15.83 to         $16.53              4.1              192,188            $16.53
                     $20.67
       345,203       $17.50 to         $17.93              5.1              345,203            $17.93
                     $22.50
        96,500       $21.50            $21.50              6.1               96,500            $21.50
       836,800       $ 2.13 to         $ 5.70              7.8              711,212            $ 5.28
                     $18.13
       414,000       $ 0.56            $ 0.56              8.9              207,000            $ 0.56
       803,000       $ 0.17 to         $ 0.18              9.8              200,750            $ 0.18
                     $ 0.54
     ---------                                                           -----------
     2,735,029                                                            1,800,191
     =========                                                           ===========


Options granted during 1996 have a two year vesting period and expire in ten years. Options granted during 1997 have two and three year vesting periods and expire in ten years. Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 have a three year vesting period and expire in ten years. As of December 31, 2000, shares available for future grants of options under the Plan total 530,581.

Under the 1995 Nonqualified Stock Option Plan for Directors (the "1995 Plan"), as amended as of February 10, 2000, 600,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the 1995 Plan is ten years. Shares subject to options granted under the Plan which expire, terminate or are canceled without having been exercised in full become available for future grants. In 1996, the Company granted options for 24,000 shares of common stock at an exercise price of $26.25. In 1997, the Company granted options for 24,000 shares of common stock at an exercise price of $21.06. In 1998, the Company granted options for 31,500 shares of common stock at exercise prices of $1.69 and $19.00. In 1999, the Company granted options for 24,000 shares of common stock at an exercise price of $.53. In 2000, the Company granted options for 215,000 shares of common stock at exercise prices of $0.30, $0.22 and $0.20. The issued options are fully vested and expire in ten years. None of these options have been exercised.

The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option and employee stock purchase plans been determined based on the fair value at the grant date of awards in 1998, 1999 and 2000 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                                     1998                 1999                 2000
                                                                -------------        --------------        -------------
      Net loss - as reported                                    $ (38,978,000)       $  (99,860,000)       $ (31,666,000)
      Net loss - pro forma                                        (40,796,000)         (100,998,000)         (32,158,000)

      Net loss per common share - as reported
             Basic                                                      (2.60)                (6.55)               (2.01)
             Diluted                                                    (2.60)                (6.55)               (2.01)

      Net loss per common share - pro forma
             Basic                                                      (2.72)                (6.63)               (2.04)
             Diluted                                                    (2.72)                (6.63)               (2.04)


Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted were $2.44, $0.20 and $0.08 for 1998, 1999 and 2000, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1999 and 2000:

                                                                    1998                 1999                 2000
                                                                ------------         ------------        --------------
      Dividend yield                                                 0%                   0%                   0%
      Expected volatility                                           42.0                 45.0                 45.0
      Expected lives                                            1 to 4 years         1 to 3 years         1 to 3 years
      Risk-free interest rate range                             4.6% to 5.6%         4.8% to 6.0%        5.87% to 6.42%

EMPLOYEE STOCK PURCHASE PLAN

The Company's 1993 Stock Purchase Plan (the "Stock Purchase Plan") originally reserved 750,000 shares for issuance to employees. Under the Stock Purchase Plan, employees may purchase common stock, subject to certain limitations, at 85% of the lower of the closing market price at the beginning or at the end of each plan year, which is the last day of February. As of December 31, 2000, 648,268 shares have been issued under this plan.

COMMON STOCK ISSUED TO COMPANY MANAGEMENT

On November 8, 2000, the Company's Board of Directors granted certain members of Company management the right to immediately purchase 385,000 shares of common stock directly from the Company at the closing market price of $0.17 per share on that date.

WARRANTS

In 1998, warrants were exercised for 12,000 shares of common stock at $8.33 per share. There are no outstanding warrants as of December 31, 2000.

In connection with the Second Amendment, the Company agreed to issue on March 31, 2001, warrants to the lenders representing 19.99% of the common stock of the Company issued and outstanding as of March 31, 2001. As of April 12, 2001 the Company has not issued these warrants but plans to issue them as soon as the terms of the Credit Agreement are negotiated with the banks. Fifty percent of these warrants are exercisable at any time after issuance and the remaining fifty percent will be exercisable from and after September 30, 2001. The exercise price of the warrants is $0.01 per common share. The Company has accounted for the estimated fair value of these warrants ($686,000) during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs to recognize the fair value of the warrants as of December 31, 2000, and adjusted the related amortization.

PREFERRED STOCK

The Company's certificate of incorporation was amended in 1996 to authorize the issuance of up to 5,000,000 shares of preferred stock. The Company's Board of Directors is authorized to establish the terms and rights of each such series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations or restrictions thereof. As of December 31, 2000, no preferred shares have been issued.

EARNINGS (LOSS) PER SHARE

SFAS No. 128 "Earnings Per Share" establishes standards for computing and presenting earnings per share. Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible debt, options and warrants. In computing diluted earnings per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method.

The following table information is necessary to calculate earnings per share for the years ending December 31, 1998, 1999 and 2000:

                                                                  1998                1999               2000
                                                              -------------       -------------      -------------
      Net loss                                                $ (38,978,000)      $ (99,860,000)     $ (31,666,000)
                                                              =============       =============      =============
      Weighted average common shares outstanding
                                                                 14,986,000          15,236,000         15,783,000

      Effect of dilutive options and warrants                            --                  --                 --
                                                              -------------       -------------      -------------
      Adjusted diluted common shares outstanding                 14,986,000          15,236,000         15,783,000
                                                              =============       =============      =============
      Net loss per common share
             Basic                                            $       (2.60)      $       (6.55)     $       (2.01)
                                                              =============       =============      =============
             Diluted                                          $       (2.60)      $       (6.55)     $       (2.01)
                                                              =============       =============      =============

Securities that could potentially dilute basic earnings (loss) per share that were not included in the calculations above, because of the anti-dilutive effects for 1998, 1999 and 2000, include all outstanding stock options and warrants previously discussed.

10.      INCOME TAXES

The provision (benefit) for income taxes is comprised of the following components:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------
                                                       1998                 1999                2000
                                                   ------------         ------------        ------------
Current
   Federal                                         $ (4,528,000)        $  6,625,000        $         --
   State                                               (146,000)             598,000             600,000
                                                   ------------         ------------        ------------
                                                     (4,674,000)           7,223,000             600,000
                                                   ------------         ------------        ------------
Deferred
   Federal                                           (6,074,000)          12,931,000                  --
   State                                               (196,000)             291,000                  --
                                                   ------------         ------------        ------------
                                                     (6,270,000)          13,222,000                  --
                                                   ------------         ------------        ------------
       Provision (benefit) for income taxes        $(10,944,000)        $ 20,445,000        $    600,000
                                                   ============         ============        ============

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------
                                                              1998                 1999                 2000
                                                          ------------         ------------         ------------
Provision (benefit) for federal income taxes at
   statutory rate                                         $(17,473,000)        $(27,795,000)        $(10,873,000)
State income taxes, net of federal tax benefit                (564,000)            (627,000)          (1,081,000)
Valuation allowance                                                 --           47,906,000            8,768,000
Other, principally non-deductible goodwill and
   other expenses                                            7,093,000              961,000            3,786,000
                                                          ------------         ------------         ------------
       Provision (benefit) for income taxes               $(10,944,000)        $ 20,445,000         $    600,000
                                                          ============         ============         ============


The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

                                                                                     DECEMBER 31,
                                                                         -----------------------------------
                                                                             1999                   2000
                                                                         -------------         -------------
Current deferred tax assets (liabilities):
   Accrued restructuring liabilities                                     $     481,000         $     209,000
   Accounts receivable reserves                                             19,294,000            13,133,000
   Accrued liabilities and other                                             3,710,000             4,643,000
                                                                         -------------         -------------
                                                                            23,485,000            17,985,000
   Less valuation allowance                                                (23,485,000)          (17,985,000)
                                                                         -------------         -------------
       Net current deferred tax asset                                    $          --         $          --
                                                                         =============         =============
Noncurrent deferred tax assets (liabilities):
   Financial reporting amortization in excess of tax amortization        $  15,211,000         $  15,463,000
   Alternative minimum tax credit                                            1,809,000             2,164,000
   Net operating loss carryforward                                           5,674,000            19,929,000
   Noncurrent asset valuation reserves                                         738,000               638,000
   Other                                                                     5,050,000             5,687,000
   Acquisition costs                                                        (2,739,000)           (2,739,000)
   Tax depreciation in excess of financial reporting depreciation           (1,322,000)           (2,453,000)
                                                                         -------------         -------------
                                                                            24,421,000            38,689,000
   Less valuation allowance                                                (24,421,000)          (38,689,000)
                                                                         -------------         -------------
       Net noncurrent deferred tax assets                                $          --         $          --
                                                                         =============         =============


Due to the Company's continuing historical losses and projected future losses, there is uncertainty surrounding the realization of the deferred tax assets; thus, the Company recorded a valuation allowance to fully reserve all net deferred tax assets as of December 31, 1999 and 2000.

At December 31, 2000, the Company had net operating loss carryforwards of approximately $51,431,000 available to offset future taxable income which expire in varying amounts in 2020 and 2021.

In 1998, the Company realized tax deductions resulting from employees' exercise of non-qualified stock options and recorded tax benefits of $35,000 to paid-in capital. There was no exercise of employees' non-qualified stock options in 1999 or 2000.

11.      PROFESSIONAL LIABILITY INSURANCE

The Company's professional liability policies are on an occurrence basis and are renewable annually with per claim coverage limits of up to $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1,000,000 per occurrence with a $2,000,000 product liability annual aggregate and a $2,000,000 general liability annual aggregate. The Company also maintains excess liability coverage with a limit of $50,000,000 per occurrence and $50,000,000 in the aggregate. While management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as additional insured, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage.

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


12.      RELATED PARTY TRANSACTIONS

Effective January 1, 1992 and for a term of one year, the Company entered into a consulting agreement with the then chairman of the Company and the chairman and chief executive officer of Counsel Corporation ("Counsel"). The agreement was renewed each year through 1998, but not renewed in 1999. The agreement provided for a base consulting fee of $20,000 per month, with additional compensation at the discretion of the Board of Directors of up to $60,000 per year. The Company paid $240,000 pursuant to this agreement for 1998. Effective May 1994 through May 2000, the president of Counsel became chairman of the Company and received a consulting fee of $8,500 per month for his service as chairman. The Company paid $102,000, $102,000 and $43,000 under this agreement for 1998, 1999 and 2000, respectively. As of December 31, 1999 Counsel owned approximately 26% of the Company's common stock. In 2000, Counsel distributed its holdings of the Company's common stock to Counsel's shareholders.

A director of the Company is a partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. ("H3GM") which the Company engaged during 1998, 1999 and 2000 to render legal advice in a variety of activities for which H3GM was paid $1,727,000, $931,000 and $687,000, respectively.

13.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The unaudited quarterly financial data for December 31, 1999 and 2000 consists of the following:

                                 FIRST       SECOND        THIRD        FOURTH
         2000                   QUARTER      QUARTER      QUARTER       QUARTER           TOTAL
--------------------------      --------     --------     --------     --------         -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues                    $ 87,890     $ 91,135     $ 91,504     $  92,843        $   363,372
                                ========     ========     ========     =========        ===========

Net loss                        $ (8,574)    $ (5,830)    $ (5,409)    $ (11,853)1      $   (31,666)
                                ========     ========     ========     =========        ===========

Basic loss per share            $   (.55)    $   (.37)    $   (.35)    $    (.74)1      $     (2.01)
                                ========     ========     ========     =========        ===========

Diluted loss per share          $   (.55)    $   (.37)    $   (.35)    $    (.74)1      $     (2.01)
                                ========     ========     ========     =========        ===========


                                 FIRST       SECOND        THIRD        FOURTH
           1999                 QUARTER      QUARTER      QUARTER      QUARTER             TOTAL
--------------------------      --------     --------     --------     --------         -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues                    $ 91,238     $ 90,423     $ 89,312     $  86,607        $   357,580
                                ========     ========     ========     =========        ===========

Net loss                        $ (5,576)    $ (4,877)    $ (5,182)    $ (84,225)2      $   (99,860)
                                ========     ========     ========     =========        ===========

Basic loss per share            $   (.37)    $   (.32)    $   (.34)    $   (5.52)2      $     (6.55)
                                ========     ========     ========     =========        ===========

Diluted loss per share          $   (.37)    $   (.32)    $   (.34)    $   (5.52)2      $     (6.55)
                                ========     ========     ========     =========        ===========


1) Includes $7,500,000 pre-tax charge related to a provision for litigation settlement.

2) Includes $77,500,000 of pre-tax charges primarily related to goodwill, accounts receivable and deferred income taxes (see Note 4).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To American HomePatient, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of American HomePatient, Inc. included in this Form 10-K, and have issued our report thereon, dated March 6, 2001 (except with respect to the matter discussed in Note 7, as to which the date is March 15, 2001 and the matter discussed in Note 8, as to which the date is April 12, 2001). Our report on the consolidated financial statements includes an explanatory paragraph which expresses substantial doubt about the Company's ability to continue as a going concern as discussed in Note 2 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                   /s/  ARTHUR ANDERSEN LLP


Nashville, Tennessee
March 6, 2001 (except with respect to the matter discussed in Note 7, as to which the date is March 15, 2001 and the matter discussed in Note 8, as to which the date is April 12, 2001)

                           AMERICAN HOMEPATIENT, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1998, 1999 and 2000

            Column A                      Column B                   Column C                     Column D       Column E
-------------------------------------    ----------   -------------------------------------      ----------    ------------
                                                                    Additions
                                                      -------------------------------------
                                         Balance at                  Charged                                    Balance at
                                         Beginning      Bad Debt     to Other                                    End of
           Description                   of Period      Expense      Accounts      Other         Deductions(3)   Period
-------------------------------------   -----------   -----------   ----------   ----------      -----------   -----------
FOR THE YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts         $56,876,000   $23,449,000   $       --   $3,766,000(1)   $43,229,000   $40,862,000
                                        -----------   -----------   ----------   ----------      -----------   -----------

FOR THE YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts         $41,147,000   $35,729,000   $       --   $1,045,000(1)   $21,045,000   $56,876,000
                                        -----------   -----------   ----------   ----------      -----------   -----------

FOR THE YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts         $43,862,000   $29,857,000   $       --   $  868,295(2)   $33,440,295   $41,147,000
                                        -----------   -----------   ----------   ----------      -----------   -----------


(1) Amounts recorded as a result of dissolving and consolidating previously 50% owned joint ventures.

(2)      Amounts recorded in connection with acquisitions.

(3)      Amounts written off as uncollectible accounts, net of recoveries.

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                DESCRIPTION OF EXHIBIT                              PAGE
  -------                              ------------------------                            ------
      3.1           Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration
                    Statement No. 33-42777 on Form S-1).

      3.2 Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company's
                    Registration Statement No. 33-42777 on Form S-1).

      3.3 Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to Registration Statement on Form S-8 dated February 16,
                    1993).

      3.4           Certificate of Ownership and Merger merging American
                    HomePatient, Inc. into Diversicare Inc. dated May 11, 1994
                    (incorporated by reference to Exhibit 4.4 to the Company's
                    Registration Statement No.33-89568 on Form S-2).

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

      10.4          Amendment No. 4 to 1991 Nonqualified Stock Option Plan
                    (incorporated herein by reference to Exhibit A of Schedule
                    14A dated April 17, 1995).

      10.5          1995 Nonqualified Stock Option Plan for Directors
                    (incorporated herein by reference to Exhibit B of Schedule
                    14A dated April 17, 1995).

  EXHIBIT
  NUMBER                                DESCRIPTION OF EXHIBIT                              PAGE
  -------                              ------------------------                            ------
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

      10.10         Agreement of Partnership of Homelink Home Healthcare
                    Partnership dated February 28, 1985, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health
                    Care Services, Inc., as amended by First Amendment to
                    Agreement of Partnership of Homelink Home Health Care
                    Partnership dated February 28, 1988, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home
                    Healthcare Services, Inc. and Second Amendment to Agreement of Partnership of Homelink Home Health Care Partnership dated October 1, 1988, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc.
                    and Third Amendment to Agreement of Partnership of Homelink
                    Healthcare Partnership dated October 1, 1991, by and between
                    Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health
                    Care Services, Inc. (incorporated by reference to Exhibit
                    10.46 to the Company's Registration Statement No. 33-89568 on Form S-2).

      10.11         Management Agreement dated December 27, 1994, by and among
                    Rural/Metro Corporation, Coronado Health Services, Inc. and
                    American HomePatient, Inc. (incorporated by reference to
                    Exhibit 10.49 to the Company's Registration Statement No.
                    33-89568 on Form S-2).

  EXHIBIT
  NUMBER                                DESCRIPTION OF EXHIBIT                              PAGE
  -------                              ------------------------                            ------
      10.12         Option Agreement dated December 27, 1994, by and among
                    Rural/Metro Corporation, Coronado Health Services, Inc. and
                    American HomePatient, Inc. (incorporated by reference to
                    Exhibit 10.50 to the Company's Registration Statement No.
                    33-89568 on Form S-2).

      10.13         Form of Underwriting Agreement (incorporated by reference to
                    Exhibit 1 to the Company's Registration Statement No.
                    33-89568 on Form S-2).

      10.14         Borrower Partnership Security Agreement dated December 28,
                    1995 by and between Bankers Trust Company and the Company
                    (incorporated by reference to Exhibit 10.69 to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1995).

      10.15         Subsidiary Partnership Security Agreement dated December 28,
                    1995 by and between Bankers Trust Company and certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

      10.16         Amended and Restated Borrower Pledge Agreement dated
                    December 28, 1995 by and between Bankers Trust Company and the Company (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1995).

      10.17         Amended and Restated Subsidiary Pledge Agreement dated
                    December 28, 1995 by and among Bankers Trust Company and certain direct and indirect subsidiaries of the Company
                    (incorporated by reference to Exhibit 10.72 to the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1995).

      10.18 Subsidiary Guaranty dated October 20, 1994 by certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

      10.19 Lease and addendum as amended dated October 25, 1995 by and between Principal Mutual Life Insurance Company and American
                    HomePatient, Inc. (incorporated by reference to Exhibit
                    10.47 to the Company's Report on Form 10-K for the year ended December 31, 1996).

      10.20         Fourth Amended and Restated Credit Agreement dated December
                    19, 1997 by and among American HomePatient, Inc., the Banks named therein and Bankers Trust Company (incorporated by reference to Exhibit 10.44 to the Company's Report on Form
                    10-K for the year ended December 31, 1997).

  EXHIBIT
  NUMBER                                DESCRIPTION OF EXHIBIT                              PAGE
  -------                              ------------------------                            ------
      10.21         Revolving Note dated December 23, 1997 by and between
                    American HomePatient, Inc. and Bankers Trust Company
                    (incorporated by reference to Exhibit 10.45 to the Company's
                    Report on Form 10-K for the year ended December 31, 1997).

      10.22         Revolving Note dated December 23, 1997 by and between
                    American HomePatient, Inc. and ABN Amrobank, N.V.
                    (incorporated by reference to Exhibit 10.46 to the Company's
                    Report on Form 10-K for the year ended December 31, 1997).

      10.23         Revolving Note dated December 23, 1997 by and between
                    American HomePatient, Inc. and AmSouth Bank (incorporated by reference to Exhibit 10.47 to the Company's Report on Form
                    10-K for the year ended December 31, 1997).

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

  EXHIBIT
  NUMBER                                DESCRIPTION OF EXHIBIT                              PAGE
  -------                              ------------------------                            ------
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

      10.37         Term Note dated December 19, 1997 by and between American
                    HomePatient, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.61 to the Company's Report on Form
                    10-K for the year ended December 31, 1997).

      10.38         Term Note dated December 19, 1997 by and between American
                    HomePatient, Inc. and ABN Amrobank, N.V. (incorporated by reference to Exhibit 10.60 to the Company's Report on Form
                    10-K for the year ended December 31, 1997).

      10.39         Term Note dated December 19, 1997 by and between American
                    HomePatient, Inc. and AmSouth Bank. (incorporated by reference to Exhibit 10.63 to the Company's Report on Form
                    10-K for the year ended December 31, 1997).

      10.40         Term Note dated December 19, 1997 by and between American
                    HomePatient, Inc. and Bank of America, NT & SA (incorporated by reference to Exhibit 10.64 to the Company's Report on Form 10-K for the year ended December 31, 1997).

  EXHIBIT
  NUMBER                                DESCRIPTION OF EXHIBIT                              PAGE
  -------                              ------------------------                            ------
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

  EXHIBIT
  NUMBER                                DESCRIPTION OF EXHIBIT                              PAGE
  -------                              ------------------------                            ------
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

      10.53         Swing Line Note dated December 19, 1997 by and between
                    American HomePatient, Inc. and Bankers Trust Company
                    (incorporated by reference to Exhibit 10.78 to the Company's
                    Report on Form 10-K for the year ended December 31, 1997).

      10.54         Master Agreement dated October 11, 1996 by and between
                    American HomePatient, Inc. and Bank of Montreal
                    (incorporated by reference to Exhibit 10.78 to the Company's
                    Report on Form 10-K for the year ended December 31, 1997).

      10.55         Amendment No. 7 to 1991 Nonqualified Stock Option Plan
                    (incorporated by reference to Exhibit 10.1 to the Company's
                    Report on Form 10-Q for the quarter ended March 31, 1998).

      10.56         First Amendment to Fourth Amended and Restated Credit
                    Agreement dated October 29, 1998 among the Company, Banker's
                    Trust Company as Agent and the Banks named therein
                    (incorporated by reference to the Company's Report on Form
                    10-Q for the quarter ended September 30, 1998).

      10.57         Employment Agreement effective December 1, 2000 between the
                    Company and Joseph F. Furlong, III.

      10.58         Employment Agreement dated January 1, 2001 between the
                    Company and Marilyn O'Hara.

      10.59         Employment Agreement dated January 1, 2001 between the
                    Company and Thomas E. Mills.

      10.60         Second Amendment to Fourth Amendment and Restated Credit
                    Agreement dated as of April 14, 1999 by and among American
                    HomePatient, Inc., the Banks named therein and Bankers Trust
                    Company, as Agent for the Banks (incorporated by reference to Exhibit 10.80 to the Company's Report on Form 10-K for the year ended December 31, 1998).

      10.61         Third Amendment to Fourth Amendment and Restated Credit
                    Agreement dated as of April 7, 2000 by and among American
                    HomePatient, Inc., the Banks named therein and Bankers Trust
                    Company, as Agent for the Banks (incorporated by reference to Exhibit 10.74 to the Company's Report on Form 10-K for the year ended December 31, 1999

  EXHIBIT
  NUMBER                                DESCRIPTION OF EXHIBIT                              PAGE
  -------                              ------------------------                            ------
      21            Subsidiary List.

      23.1          Consent of Arthur Andersen LLP.