Form 10-Q
period 2001-03-31
AMERICAN HOMEPATIENT INC
filed 2001-05-15
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

CHECK ONE                         FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001
                                       OR
[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM           TO
                                           ---------    ----------

                           AMERICAN HOMEPATIENT, INC.
                           --------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                     0-19532                      62-1474680
         --------                     -------                      ----------
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

                                   16,327,389
              ----------------------------------------------------


      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 10, 2001)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 31

                          PART I. FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (unaudited)


ASSETS
                                                                       December 31,            March 31,
                                                                           2000                  2001
                                                                      -------------         -------------
CURRENT ASSETS
    Cash and cash equivalents                                         $  12,081,000         $  15,107,000
    Restricted cash                                                         179,000                 6,000
    Accounts receivable, less allowance for doubtful accounts
      of $40,862,000 and $38,724,000, respectively                       75,465,000            73,235,000
    Inventories                                                          15,522,000            13,999,000
    Prepaid expenses and other current assets                             1,489,000             1,575,000
                                                                      -------------         -------------
          Total current assets                                          104,736,000           103,922,000
                                                                      -------------         -------------
PROPERTY AND EQUIPMENT, at cost                                         184,661,000           185,426,000
    Less accumulated depreciation and amortization                     (131,663,000)         (134,196,000)
                                                                      -------------         -------------
          Property and equipment, net                                    52,998,000            51,230,000
                                                                      -------------         -------------
OTHER ASSETS
    Excess of cost over fair value of net assets acquired, net          197,491,000           196,072,000
    Investment in joint ventures                                          7,918,000             8,698,000
    Deferred financing costs, net                                         3,269,000             2,763,000
    Other assets, net                                                    12,102,000            11,878,000
                                                                      -------------         -------------
          Total other assets                                            220,780,000           219,411,000
                                                                      -------------         -------------
                                                                      $ 378,514,000         $ 374,563,000
                                                                      =============         =============


                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                          December 31,            March 31,
                                                                             2000                   2001
                                                                         -------------         -------------
CURRENT LIABILITIES
    Current portion of long-term debt and capital leases                 $ 297,787,000         $ 297,775,000
    Accounts payable                                                        16,449,000            15,691,000
    Other payables                                                           2,478,000             2,727,000
    Accrued expenses:
       Payroll and related benefits                                          8,204,000             8,226,000
       Interest                                                              1,748,000             5,048,000
       Insurance                                                             5,162,000             5,695,000
       Other                                                                13,345,000            12,500,000
                                                                         -------------         -------------
          Total current liabilities                                        345,173,000           347,662,000
                                                                         -------------         -------------
NONCURRENT LIABILITIES
    Long-term debt and capital leases, less current portion                  1,365,000             1,294,000
    Other noncurrent liabilities                                             5,737,000             5,763,000
                                                                         -------------         -------------
          Total noncurrent liabilities                                       7,102,000             7,057,000
                                                                         -------------         -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value; authorized 5,000,000 shares;
       none issued and outstanding                                                  --                    --
    Common stock, $.01 par value; authorized 35,000,000
       shares; issued and outstanding, 15,856,000 and
       16,327,000 shares, respectively                                         159,000               163,000
    Paid-in capital                                                        173,777,000           173,975,000
    Accumulated deficit                                                   (147,697,000)         (154,294,000)
                                                                         -------------         -------------
          Total shareholders' equity                                        26,239,000            19,844,000
                                                                         -------------         -------------
                                                                         $ 378,514,000         $ 374,563,000
                                                                         =============         =============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                         Three Months Ended March 31
                                                                      ---------------------------------
                                                                          2000                 2001
                                                                      ------------         ------------

REVENUES
    Sales and related service revenues                                $ 42,502,000         $ 43,868,000
    Rentals and other revenues                                          44,236,000           46,194,000
    Earnings from joint ventures                                         1,152,000            1,059,000
                                                                      ------------         ------------
          Total revenues                                                87,890,000           91,121,000
                                                                      ------------         ------------
EXPENSES
    Cost of sales and related services, excluding depreciation
       and amortization                                                 21,826,000           22,170,000
    Operating                                                           53,464,000           52,966,000
    General and administrative                                           3,350,000            3,938,000
    Depreciation and amortization                                        9,773,000            7,876,000
    Amortization of deferred financing costs                               438,000              639,000
    Interest                                                             7,463,000            9,979,000
                                                                      ------------         ------------
          Total expenses                                                96,314,000           97,568,000
                                                                      ------------         ------------
LOSS FROM OPERATIONS BEFORE INCOME TAXES                                (8,424,000)          (6,447,000)

PROVISION FOR INCOME TAXES                                                 150,000              150,000
                                                                      ------------         ------------
NET LOSS                                                              $ (8,574,000)        $ (6,597,000)
                                                                      ------------         ------------
NET LOSS PER COMMON SHARE
       - Basic                                                        $      (0.55)        $      (0.40)
                                                                      ============         ============
       - Diluted                                                      $      (0.55)        $      (0.40)
                                                                      ============         ============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
       - Basic                                                          15,480,000           16,352,000
                                                                      ============         ============
       - Diluted                                                        15,480,000           16,352,000
                                                                      ============         ============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                 Three Months Ended March 31
                                                                               -------------------------------
                                                                                   2000                2001
                                                                               -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $(8,574,000)        $(6,597,000)
    Adjustments to reconcile net loss
      to net cash provided from (used in) operating activities:
       Depreciation and amortization                                             9,773,000           7,876,000
       Amortization of deferred financing costs                                    438,000             639,000
       Equity in earnings of unconsolidated joint ventures                        (216,000)           (508,000)
       Minority interest                                                            41,000              71,000

    Change in assets and liabilities, net of effects from acquisitions:
       Restricted cash                                                                  --             173,000
       Accounts receivable, net                                                    416,000           2,230,000
       Inventories                                                               2,012,000           1,523,000
       Prepaid expenses and other current assets                                   (11,000)            (86,000)
       Income tax payable                                                          209,000              89,000
       Accounts payable, other payables and accrued expenses                    (7,679,000)          2,412,000
       Other non current liabilities                                                53,000              18,000
       Other assets                                                                 77,000             199,000
                                                                               -----------         -----------
          Net cash provided from (used in) operating activities                 (3,461,000)          8,039,000
                                                                               -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from joint venture dissolutions                                       737,000                  --
    Additions to property and equipment, net                                    (4,651,000)         (4,664,000)
    Distributions from (advances to) unconsolidated joint
       ventures, net                                                              (387,000)           (272,000)
    Distributions to minority interest owners                                      (20,000)            (63,000)
                                                                               -----------         -----------
       Net cash used in investing activities                                    (4,321,000)         (4,999,000)
                                                                               -----------         -----------


                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (Continued)


                                                                                  Three Months Ended March 31
                                                                               -------------------------------
                                                                                  2000                 2001
                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on debt and capital leases                               (7,092,000)            (83,000)
    Proceeds from issuance of debt                                                 377,000                  --
    Proceeds from Employee Stock Purchase Plan                                     168,000             202,000
    Deferred financing costs                                                    (1,041,000)           (133,000)
                                                                               -----------         -----------
          Net cash used in financing activities                                 (7,588,000)            (14,000)
                                                                               -----------         -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (15,370,000)          3,026,000

CASH AND CASH EQUIVALENTS, beginning of period                                  28,123,000          12,081,000
                                                                               -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                                       $12,753,000         $15,107,000
                                                                               ===========         ===========
SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                                  $ 7,418,000         $ 6,606,000
                                                                               ===========         ===========
    Cash payments of income taxes                                              $   185,000         $   172,000
                                                                               ===========         ===========

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000

1.       ORGANIZATION AND BACKGROUND

American HomePatient, Inc. (the "Company") was incorporated in Delaware in September 1991. The Company's principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. The Company provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the three months ended March 31, 2001, such services represented 58%, 18% and 24%, respectively of revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of March 31, 2001, the Company provided these services to patients primarily in the home through 303 centers in 38 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. From its inception through 1997 the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company's strategy shifted from acquiring new businesses to focusing more on internal growth, integrating its acquired operations and achieving operating efficiencies.

2.       BANK CREDIT FACILITY

The Company is the borrower under a credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of lenders (the "Lenders"). The Company is in default under the Fourth Amended and Restated Credit Agreement, (the Credit Agreement as amended from time to time is hereinafter referred to as the "Credit Agreement") as a result of breaching several of the financial covenants in the Credit Agreement and failing to make a scheduled principal payment due March 15, 2001. The Company and the Lenders are negotiating to amend the current Credit Agreement and have reached tentative agreements in principal which are being finalized. The amended Credit Agreement, if finalized as expected, will cure the current defaults, amend the principal amortization schedule, and extend the term of the Credit Agreement to December 31, 2002. The Company expects to finalize the amended Credit Agreement on or about May 18, 2001. There can be no assurance that such negotiations will be successful in curing the above-referenced defaults or that such negotiations will be finalized on or about May 18, 2001, if at all. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. While the Company is in default, the Lenders have the right to demand the immediate payment of all indebtedness outstanding under the Credit Agreement. Accordingly, the Company has classified the related debt principal amounts as a current liability. Such indebtedness, as of May 10, 2001, totals $296.6 million.

The Company does not have the liquidity to repay the indebtedness if payment is demanded. If payment is demanded for the entire indebtedness, the Lenders would then have the right to seize all of the assets of the Company pledged to the Lenders. In addition, the proceeds of all of the

Company's accounts receivable are transferred daily into a bank account which, under the terms of a Concentration Bank Agreement, allows the Lenders, upon an event of default, to cease honoring any drafts under the account and set off all amounts in the bank account against the indebtedness owed to the Lenders. There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations or that any negotiations with the Lenders to amend the Credit Facility and cure the defaults will be successful. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Due to these contractual obligations, the Company has recorded a provision of $1.6 million for default interest in the quarter ended March 31, 2001, in addition to interest due under the Bank Credit Facility prior to any events of default. However, based upon current negotiations with the Lenders, the Company expects this obligation to be forgiven, at which time the accrual will be reversed.

As part of the second amendment to the Bank Credit Facility, the Company agreed to issue on March 31, 2001 (provided loans, letters of credit or commitments are still outstanding) warrants to the Lenders representing 19.99% of the common stock of the Company issued and outstanding as of March 31, 2001. As of May 10, 2001, the Company has not issued these warrants but plans to issue them upon finalizing the amended Credit Agreement. Fifty percent of these warrants will be exercisable at any time after issuance and the remaining fifty percent will be exercisable from and after September 30, 2001 (provided loans, letters of credit or commitments have not been terminated subsequent to March 31, 2001 and prior to September 30, 2001). The exercise price of the warrants is $0.01 per share.

3.       GOVERNMENT INVESTIGATION

On February 12, 1998, a subpoena from the Office of Inspector General of the Department of Health and Human Services ("OIG") was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for payment from Medicare. The investigation was initiated as a result of a qui tam complaint filed under seal by a former employee of the Company under the False Claims Act. In connection with this investigation the U.S. Department of Justice ("DOJ") has examined alleged improprieties by the Company during the period from January 1, 1995 to December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to, and contracts with physicians, hospitals and other healthcare providers. The Company has been engaged in discussions with the government concerning possible settlement of these matters. Based upon recent negotiations, the Company has recorded a reserve in the amount of $7.5 million in anticipation of a settlement with the DOJ and the relator who filed the False Claims Act case. There can be no assurances that a settlement will be reached and no assurances as to the amount, terms, scope or timing of any such settlement. A settlement could result in a default under the Credit Agreement to the extent the amount and terms of the final settlement differ significantly from current negotiations.

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

The Company also was named as a defendant in two other False Claims Act cases. In each of those cases the DOJ declined to intervene and such cases were subsequently dismissed in March 2001. The first of these cases, United States ex. rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on the motion of the Company on March 9, 2001. Mr. Corsello's qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The other case, United States ex. rel. Alan D. Hutchison
v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison's own motion on March 22, 2001. Mr. Hutchison's qui tam complaint alleged that the Company and numerous other unrelated defendants filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary.

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

4.       MEDICARE REIMBURSEMENT ISSUES

The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") and an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 27% of the Company's revenues. In January 2001, federal legislation was signed into law that provided for a one-time increase beginning July 1, 2001 in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index
(CPI). The Company estimates that this CPI increase will increase revenue and pre-tax income by approximately $1.0 million over the third and fourth quarters of 2001 and $1.0 million on an annual basis thereafter.

5.       EARNINGS PER SHARE

Under the standards established by Statement of Financial Accounting Standards No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible debt, options and warrants. In computing diluted earnings per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method. However, these incremental shares were excluded from the computation of diluted earnings per share as the effect of their inclusion was anti-dilutive. The following information is necessary to calculate earnings per share for the periods presented:



                                                                                          (unaudited)
                                                                               -------------------------------
                                                                                 Three Months Ended March 31,
                                                                               -------------------------------
                                                                                  2000                 2001
                                                                               -----------         -----------

Net loss                                                                       $(8,574,000)        $(6,597,000)
                                                                               ===========         ===========
Weighted average common shares outstanding                                      15,480,000          16,352,000
Effect of dilutive options and warrants                                                 --                  --
                                                                               -----------         -----------
Adjusted diluted commons shares outstanding                                     15,480,000          16,352,000
                                                                               ===========         ===========
Net loss per common share
    - Basic                                                                    $     (0.55)        $     (0.40)
                                                                               ===========         ===========
    - Diluted                                                                  $     (0.55)        $     (0.40)
                                                                               ===========         ===========


6.       BASIS OF FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of the Company for the three months ended March 31, 2001 and 2000 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at March 31, 2001 and the results of operations and the cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

7.       COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2001 and 2000 was comprised solely of net losses.

8.       IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") has been issued effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company adopted the provisions of SFAS No. 133, as amended, effective January 1, 2001, as required; however, the Company's adoption of SFAS No. 133, as amended, did not have a material effect on the Company's financial position or results of operations.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "ESTIMATES," "PROJECTS", "MAY," "WILL", "LIKELY" AND WORDS OF SIMILAR IMPORT. SUCH STATEMENTS INCLUDE STATEMENTS CONCERNING THE COMPANY'S BUSINESS STRATEGY, OPERATIONS, COST SAVINGS INITIATIVES, FUTURE COMPLIANCE WITH ACCOUNTING STANDARDS, INDUSTRY, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, EXISTING GOVERNMENT REGULATIONS AND CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS, PROJECTIONS, FUTURE COMPLIANCE WITH BANK CREDIT FACILITY COVENANTS, LEGISLATIVE PROPOSALS FOR HEALTHCARE REFORM, THE ABILITY TO ENTER INTO JOINT VENTURES, STRATEGIC ALLIANCES AND ARRANGEMENTS WITH MANAGED CARE PROVIDERS ON AN ACCEPTABLE BASIS, AND CHANGES IN REIMBURSEMENT POLICIES. SUCH STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BECAUSE OF A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS THAT ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

GENERAL

The Company provides home health care services and products to patients through its 303 centers in 38 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors.

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

The following table sets forth the percentage of the Company's revenues represented by each line of business for the periods presented:


                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                      2000                2001
                                                                                      ----                ----

Home respiratory therapy services                                                       55%                 58%
Home infusion therapy services                                                          21                  18
Home medical equipment and medical supplies                                             24                  24
                                                                                      ----                ----
    Total                                                                              100%                100%
                                                                                      ====                ====

Prior to 1998, the Company had significantly expanded its operations through a combination of home health care acquisitions and joint ventures and strategic alliances with integrated health care delivery systems, as well as internal growth. In 1998, the Company purposefully slowed its growth by acquisitions compared to prior years to focus more on existing operations. As amended, the Company's Credit Agreement now requires bank consent for acquisitions or investments in new joint ventures.

During 2000, the Company converted six of its previously 50% owned joint ventures to wholly owned operations as a result of the withdrawal of the hospital partners from the partnerships. As a result of these transactions, the results of operations of these joint ventures have been consolidated into the financial results of the Company. Previously, these joint ventures were accounted for under the equity method. In the fourth quarter of 2000, the Company and its hospital partner sold substantially all of the assets of the Amarillo, Texas partnership to a third party and discontinued operations in preparation for dissolving the Amarillo partnership in 2001. The Company did not acquire any businesses or develop any new joint ventures during 2000 and 2001 other than convert previously 50% owned joint ventures to wholly owned operations.

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

The Company's operations are also subject to a series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") which apply to the Company's operation. Periodic changes have occurred from time to time since OBRA 1987, including reimbursement reductions and changes to payment rules.

The Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims to the government for payment. False Claims Act penalties for violations can include sanctions, including civil monetary penalties. As a provider of services under the federal reimbursement programs such as Medicare, Medicaid and TRICARE (formerly CHAMPUS), the Company is subject to the anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of patients for government-reimbursed health care services. The Company may also be affected by the federal physician self-referral prohibition, known as the "Stark Law", which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial relationship. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, under the theory that such arrangements are designed to induce or to encourage the referral of patients to a particular provider. In many states, these laws apply to services reimbursed by all payor sources.

In 1996, the Health Insurance Portability and Accountability Act ("HIPAA") introduced a new category of federal criminal health care fraud offenses. If a violation of a federal criminal law relates to a health care benefit, then an individual is guilty of committing a Federal Health Care Offense. The specific offenses are: health care fraud; theft or embezzlement; false statements, obstruction of an investigation; and money laundering. These crimes can apply to claims submitted not only to government reimbursement programs such as Medicare, Medicaid and TRICARE, but to any third-party payor, and carry penalties including fines and imprisonment.

The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a Certificate for Medical Necessity ("CMN") signed by a physician. In January, 1999, the OIG published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan. The Company has created and implemented a compliance program, which it believes meets the elements of the OIG's Model Plan for the industry. As part of its compliance program, the Company performs internal audits of the adequacy of billing documentation. The Company's policy is to voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that are identified in this process and that cannot be corrected. The Company regularly reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations; however, certain proceedings have been and may in the future be commenced against the Company alleging violations of applicable laws governing the operation of the Company's business and its billing practices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation - Legal Proceedings."

Health care law is an area of extensive and dynamic regulatory oversight. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement from government and other third-party payors. Compliance with these extensive, complex and frequently changing laws and regulations is difficult.

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

         Legal Proceedings. On February 12, 1998, a subpoena from the OIG was served on the Company at its Pineville, Kentucky center in connection with an investigation relating to possible improper claims for payment from Medicare. The investigation was initiated as a result of a qui tam complaint filed under seal by a former employee of the Company under the False Claims Act. In connection with this investigation the DOJ has examined alleged improprieties by the Company during the period from January 1, 1995 to December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to, and contracts with physicians, hospitals and other healthcare providers. The Company has been engaged in discussions with the government concerning possible settlement of these matters. Based upon recent negotiations, the Company has recorded a reserve in the amount of $7.5 million in anticipation of a settlement with the DOJ and the relator who filed the False Claims Act case. There can be no assurances that a settlement will be reached and no assurances as to the amount, terms, scope or timing of any such settlement. A settlement could result in a default under the Credit Agreement to the extent the amount and terms of the final settlement differ significantly from current negotiations.

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

Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison's own motion on March 22, 2001. Mr. Hutchison's qui tam complaint alleged that the Company and numerous other unrelated defendants filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary.

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

MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") and an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 27% of the Company's revenues. In January 2001, federal legislation was signed into law that provided for a one-time increase beginning July 1, 2001 in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index
(CPI). The Company estimates that this CPI increase will increase revenue and pre-tax income by approximately $1.0 million over the third and fourth quarters of 2001 and $1.0 million on an annual basis thereafter.

RESULTS OF OPERATIONS

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

The following table and discussion sets forth items from the statements of operations as a percentage of revenues:


                                            PERCENTAGE OF REVENUES

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                     2000                2001
                                                                                     -----               -----

Revenues                                                                             100.0%              100.0%

Costs and expenses:
    Cost of sales and related services                                                24.9                24.3
    Operating expenses                                                                60.8                58.1
    General and administrative                                                         3.8                 4.3
    Depreciation and amortization                                                     11.1                 8.7
    Amortization of deferred financing costs                                           0.5                 0.7
    Interest                                                                           8.5                11.0
                                                                                     -----               -----
         Total costs and expenses                                                    109.6               107.1
                                                                                     -----               -----
    Loss from operations before income taxes                                          (9.6)%              (7.1)%
                                                                                     =====               =====

The Company's operating results since 1998 have been negatively impacted by the following factors. First, the Company has been greatly impacted by the 30% reduction in Medicare oxygen reimbursement rates (25% reduction effective January 1, 1998 with an additional 5% reduction effective January 1, 1999). The Company estimates that revenue and pre-tax income have been reduced by approximately $7.1 million and $7.4 million in the three months of 2000 and 2001, respectively, as a result of the 25% and the additional 5% reductions. Second, beginning in the latter half of 1998, the Company experienced a decline in revenues attributable to the exit and de-emphasis of certain lower margin business lines and by the termination of several managed care contracts (with continued effect into 1999, 2000 and 2001). Third, the Company has halted the acquisition of home health care businesses and its joint venture development program. Fourth, accounts receivable have been adversely affected by a tougher payor environment and by process problems at the operating and billing center levels (caused by the consolidation of billing centers and employee turnover) which has resulted in higher bad debt expense in 1998 and 1999. Further, the Company's implementation of process improvements in the billing and collection functions was slower than anticipated.

In order to drive internal revenue growth during the latter half of 1998, the Company embarked on a strategy to increase market share by focusing primarily on increasing respiratory revenues in existing centers. Concurrently, the Company determined that certain "non-core", lower margin products and services should be eliminated during the year. It also exited certain contracts and businesses perceived to be lower margin during the third and fourth quarters of 1998. The result was a substantial decrease in revenues as well as in profitability beginning in the latter half of 1998.

A new management team joined the Company in the fourth quarter of 1998, consisting of a new president and chief executive officer, a new chief operating officer and a new chief financial officer. Recognizing the negative impacts of the Company's business strategy, the new management ceased the exiting of business lines and contracts by mid-December of 1998. Subsequently, a new strategy was developed and implemented to restore the Company's revenues and decrease expenses. Key points of this strategy are:

1. Stabilize and increase profitable revenues - respiratory therapies remain a primary focus of the Company. However, the Company has broadened its offering and sales focus to include other profitable business lines such as enteral nutrition, HME rental, and select infusion therapy services. The Company has also re-directed its efforts to increase revenues for certain managed care contracts - both new and existing. The Company is actively pursuing, and has entered into, new managed care contracts that it considers an opportunity for profitable revenue.

2. Decrease and control operating expenses - the Company took aggressive steps beginning in 1999 to decrease operating and general and administrative expenses. The Company continues to monitor and closely manage its field and overhead expenses.

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

The Company's recovery of revenues is taking longer than originally anticipated. During 2000, the Company determined that additional sales infrastructure would be required to accelerate revenue growth and in May, 2000, the Company hired a new Vice President of Sales and Marketing. Six directors of sales were subsequently hired with the directive of working in conjunction with the Vice President of Sales and Marketing and the area vice presidents to facilitate the implementation of revenue growth strategies at the field level. The Company also analyzed market data and referral/utilization trends to identify a subset of forty centers with the greatest potential for market share gain. The directors of sales are accountable for sales activity specifically for these forty "target centers". These target centers also serve as primary pilot sites for new sales and marketing initiatives. In addition, a new Director of Managed Care joined the Company at the end of 2000. With new expertise in place, the Company is now focusing its efforts on maximizing revenues with existing contracts, as well as new contracts, through more strategic price negotiations and improved operational strategies for implementation.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

The results of operations between 2001 and 2000 are impacted by the conversions of several unconsolidated joint ventures to wholly owned businesses.

REVENUES. Revenues increased from $87.9 million for the quarter ended March 31, 2000 to $91.1 million for the same period in 2001, an increase of $3.2 million, or 4%. Beginning in the second quarter of 2000 the Company consolidated six previously 50% owned joint ventures, adding approximately $2.6 million in revenue in the current quarter. This increase was offset by approximately $2.0 million in revenue related to a January 1, 2001 contract termination. Without these occurrences, revenue for the quarter would have increased by $2.6 million, or 3%, compared to last year. This increase is primarily attributable to revenue growth as a result of the Company's sales and marketing initiatives. Following is a discussion of the components of revenues:

         Sales and Related Services Revenues. Sales and related services revenues increased from $42.5 million for the quarter ended March 31, 2000 to $43.9 million for the same period in 2001, an increase of $1.4 million, or 3%. This increase is attributable to additional sales revenue of approximately $0.7 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures and increased sales as a result of the Company's sales and marketing initiatives, offset by $2.0 million in lost sales revenues related to a January 1, 2001 contract termination.

         Rentals and Other Revenues. Rentals and other revenues increased from $44.2 million for the quarter ended March 31, 2000 to $46.2 million for the same period in 2001, an increase of $2.0 million, or 5%. This increase is primarily attributable to additional rental revenue of approximately $2.2 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures.

         Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures decreased from $1.2 million for the quarter ended March 31, 2000 to $1.0 million for the same period in 2001, a decrease of $0.2 million, or 17%, which is primarily attributable to the accounting consolidation of six of the Company's previously 50% owned joint ventures.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $21.8 million for the quarter ended March 31, 2000 to $22.2 million for the same period in 2001, an increase of $0.4 million, or 2%. As a percentage of sales and related services revenues, cost of sales and related services remained constant at 51%.

OPERATING EXPENSES. Operating expenses decreased from $53.5 million for the quarter ended March 31, 2000 to $53.0 million for the same period in 2001, a decrease of $0.5 million, or 1%. This decrease is attributable to lower bad debt expense, offset somewhat by additional operating expenses of $2.2 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures. Bad debt expense was 7.8% of revenue for the quarter ended March 31, 2000 compared to 4.3% of revenue for the same period in 2001. The improvement in bad debt expense is attributable to improved cash collections resulting from the process redesign, standardization and consolidation of billing center activities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $3.4 million for the quarter ended March 31, 2000 to $3.9 million for the same period in 2001, an increase of $0.5 million, or 15%. As a percentage of revenues, general and administrative expenses were 3.8% and 4.3% for the three months ended March 31, 2000 and 2001, respectively. This increase is attributable to higher personnel expenses in the quarter ended March 31, 2001 as a result of the billing initiatives, corporate compliance activities and increased marketing efforts as well as higher consulting fees, offset somewhat by lower legal fees.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased from $9.8 million for the quarter ended March 31, 2000 to $7.9 million for the same period in 2001, a decrease of $1.9 million, or 19%. This decrease is primarily attributable to higher levels of rental equipment depreciation and expenses in the quarter ended March 31, 2000 compared to the same period in 2001 and certain property and equipment becoming fully depreciated.

AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs increased from $0.4 million in 2000 to $0.6 million in 2001, an increase of $0.2 million, or 50%. This increase is primarily attributable to additional deferred financing costs associated with amendments to the Credit Agreement. In addition, in the fourth quarter of 2000, the Company recorded the estimated fair value of warrants ($686,000) to be issued to the Lenders in connection with the Second Amendment and the related amortization of these costs using the effective interest rate method.

INTEREST. Interest expense increased from $7.5 million for the quarter ended March 31, 2000, to $10.0 million for the same period in 2001, an increase of $2.5 million, or 33%. The Company has recorded a provision of $1.6 million for default interest in the quarter ended March 31, 2001, in addition to interest due under the Bank Credit Facility prior to any events of default. However, based upon current negotiations with the Lenders, the Company expects this obligation to be forgiven, at which time the accrual will be reversed. This increase is also attributable to higher interest rates on borrowings under the Bank Credit Facility prior to considering the default rate.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 the Company's working capital deficit was $243.7 million and the current ratio was 0.30x as compared to a working capital deficit of $240.4 million and a current ratio of 0.30x at December 31, 2000. As discussed below, current liabilities include $296.6 million related to the Bank Credit Facility, with which the Company is out of compliance because of breaching certain covenants and failing to make a scheduled principal payment.

The Company is the borrower under a credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of Lenders (the "Lenders"). The Company is in default under the Fourth Amended and Restated Credit Agreement, as amended, (the Credit Agreement as amended from time to time is hereinafter referred to as the "Credit Agreement") as a result of breaching several of the financial covenants in the Credit Agreement and failing to make a scheduled principal payment due March 15, 2001. The Company and the Lenders are negotiating to amend the current Credit Agreement and have reached tentative agreements in principal which are being finalized. The amended Credit Agreement, if finalized as expected, will cure the current defaults, amend the principal amortization schedule, and extend the term of the Credit Agreement to December 31, 2002. The Company expects to finalize the amended Credit Agreement on or about May 18, 2001. There can be no assurance that such negotiations will be successful in curing the above-referenced defaults or that such negotiations will be finalized on or about May 18, 2001, if at all. Substantially all of the Company's assets have been pledged as security for borrowings under the Credit Facility. While the Company is in default, the Lenders have the right to demand the immediate payment of all indebtedness outstanding under the Credit Agreement. Accordingly, the Company has classified the related debt principal amounts as a current liability. Such indebtedness, as of May 10, 2001, totals $296.6 million.

The Company does not have the liquidity to repay the indebtedness if payment is demanded. If payment is demanded for the entire indebtedness the Lenders would then have the right to seize all of the assets of the Company pledged to the Lenders. In addition, the proceeds of all of the Company's accounts receivable are transferred daily into a bank account which, under the terms of a Concentration Bank Agreement, allow the Lenders, upon an event of default, to cease honoring any drafts under the account and set off all amounts in the bank account against the indebtedness owed to the Lenders. There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations or that any negotiations with the Lenders to amend the Credit Facility and cure the defaults will be successful. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Credit Agreement was last amended on April 6, 2000. The Company, on that date, entered into a Third Amendment to the Fourth Amended and Restated Credit Agreement (the "Third Amendment"). The Third Amendment waived then existing events of default, required a $5.0 million principal repayment with the effectiveness of the amendment, modified existing financial covenants, froze the borrowing availability under the Bank Credit Facility at the amounts outstanding at the time of the amendment and made a number of other changes to the Credit Agreement. The Company was required to employ a bank financial advisor to review and evaluate the Company's finances. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. In addition, the amended Credit Agreement states that any development in the government investigation, which the lenders determine could reasonably be expected to have a material adverse effect on the Company, constitutes an event of default. As of March 31, 2001, $300.0 million was outstanding under the Credit Facility, including $249.2 million under the revolving line of credit (which includes letters of credit totaling $3.4 million) and $50.8 million under the term loan.

The Credit Agreement was previously amended on April 14, 1999. The Company, on that date, entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment waived then existing events of default, modified financial covenants and made a number of other changes to the Credit Agreement. The Company was required to employ a manager, acceptable to the Lenders, with expertise in managing companies that are in workout situations with their lenders. The term of such manager's employment has expired.

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

As part of the Second Amendment, the Company agreed to issue on March 31, 2001 (provided loans, letters of credit or commitments are still outstanding) warrants to the Lenders representing 19.99% of the common stock of the Company issued and outstanding as of March 31, 2001. As of May 10, 2001 the Company has not issued these warrants but plans to issue them upon finalizing the amended Credit Agreement. Fifty percent of these warrants will be exercisable at any time after issuance and the remaining fifty percent will be exercisable from and after September 30, 2001 (provided loans, letters of credit or commitments have not been terminated subsequent to March 31, 2001 and prior to September 30,
2001). The exercise price of the warrants is $0.01 per share.

Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Credit Agreement) plus a margin of 2.75% and 3.50%, respectively. Also, additional interest of 4.50% accrues on that portion of the Bank Credit Facility that is in excess of four times Adjusted EBITDA as defined by the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, interest is payable by the Company at 2.0% per annum in excess of the rates charged under the Bank Credit Facility. In addition, the Company no longer has the right to borrow at the Adjusted Eurodollar Rate and all new borrowings must be done at the Base Lending Rate, which is currently a substantially higher rate of interest. Due to these contractual obligations, the Company has recorded a provision of $1.6 million for default interest in the quarter ended March 31, 2001, in addition to interest due under the Bank Credit Facility prior to any events of default. However, based upon current negotiations with the Lenders, the Company expects this obligation to be forgiven, at which time the accrual will be reversed. As of March 31, 2001 the weighted average borrowing rate was 13.71%. A commitment fee of up to .50% per annum is payable by the Company on the undrawn balance.

The Credit Agreement, as amended, contains various financial covenants, the most restrictive of which relate to measurements of EBITDA, shareholders' equity, leverage, debt-to-equity ratios, interest coverage ratios, and collections of accounts receivable. The Credit Agreement, as amended, also contains provisions for periodic reporting and the recapture of excess cash flow.

The Credit Agreement also contains covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company is no longer permitted to make acquisitions or investments in joint ventures without the consent of Lenders holding a majority of the lending commitments under the Bank Credit Facility.

In addition to successfully renegotiating potential amendments to the Bank Credit Facility and subsequently maintaining compliance with its debt covenants and amortization schedule, the Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company's accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $74.5 million and $72.4 million at December 31, 2000 and March 31, 2001, respectively. Average days' sales in accounts receivable was approximately 76 and 75 days at December 31, 2000 and March 31, 2001, respectively. The Company's level of DSO and net patient receivables reflect the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

Net cash provided from (used in) operating activities was ($3.5) million and $8.0 million for the three months ended March 31, 2000 and 2001, respectively, which is primarily due to the prior year decrease in trade accounts payable, accrued expenses and other current liabilities. Net cash used in investing activities was $4.3 million and $5.0 million for the three months ended March 31, 2000 and 2001, respectively. Capital expenditures remained constant at $4.7 million and proceeds from joint venture dissolutions contributed $0.7 million in the first quarter of 2000. Net cash used in financing activities was $7.6 million and $14,000 for the three months ended March 31, 2000 and 2001, respectively. The cash used in financing activities for the three months ended March 31, 2000 and 2001 primarily relates to proceeds from the Employee Stock Purchase Plan offset by principal payments and deferred financing costs for the Bank Credit Facility.

The Company's principal capital requirements are for working capital, capital expenditures and debt service. The Company has financed and intends to continue to finance these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles. Management believes that these sources will support the Company's current level of operations as long as the due dates of amounts outstanding under the Bank Credit Facility are not accelerated. Management also believes these sources are adequate to fund the anticipated litigation settlement associated with the government investigation based upon the expected payment terms, as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation."

RISK FACTORS

This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company.

         Substantial Leverage. The Company maintains a significant amount of debt pursuant to the Bank Credit Facility. The Company is in default under the Fourth Amended and Restated Credit Agreement (the Credit Agreement as amended from time to time is hereinafter referred to as the "Credit Agreement") as a result of breaching several of the financial covenants in the Credit Agreement and failing to make a scheduled principal payment due March 15, 2001. Such default means that the entire $296.6 million outstanding indebtedness is classified as a current liability and could be called by the Lenders at any time. The Company does not have the liquidity to repay such indebtedness if it is accelerated. If the indebtedness is not paid, the Lenders have the right to exercise remedies detailed in Note 2 in the accompanying consolidated financial statements. In addition, proceeds of all of the Company's accounts receivable are transferred daily into a bank account which, under the terms of a Concentration Bank Agreement, allows the Lenders, upon an event of default, to cease honoring any drafts under the account and set off all amounts in the bank account against the indebtedness owed to the Lenders.

Interest is payable on borrowings under the Bank Credit Facility, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Credit Agreement) plus a margin of 2.75% and 3.50%, respectively. Also, additional interest of 4.50% accrues on that portion of the Bank Credit Facility that is in excess of four times Adjusted EBITDA as defined by the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, interest is payable by the Company at 2.0% per annum in excess of the rate provided by the Credit Agreement. In addition, the Company no longer has the right to borrow at the Adjusted Eurodollar Rate and all new borrowings must be done at the Base Lending Rate, which is currently a substantially higher rate of interest. Due to these contractual obligations, the Company has recorded a provision of $1.6 million for default interest in the quarter ended March 31, 2001, in addition to interest due under the Bank Credit Facility prior to any events of default. However, based upon current negotiations with the Lenders, the Company expects this obligation to be forgiven, at which time the accrual will be reversed.

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

The Company knows that it is a defendant in certain qui tam complaints filed against the Company under the False Claims Act. Additional actions may be filed against it under this Act. There can be no assurances as to the final outcome of the pending or any future False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of the pending lawsuits could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation."

         Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as days sales outstanding of 75 days as of March 31, 2001. The Company has implemented four key initiatives to improve accounts receivable performance: (i) proper staffing and training; (ii) process redesign and standardization; (iii) consolidation of billing center activities; and (iv) billing center specific goals geared toward improved cash collections and reduced accounts receivable. No assurances can be given, however, that future bad debt expense will not increase above current operating levels as a result of continuing difficulties associated with the Company's billing activities and meeting payor documentation requirements and claim submission deadlines.

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

         Dependence on Reimbursement by Third-Party Payors. For the three months ended March 31, 2001, the percentage of the Company's revenues derived from Medicare, Medicaid and private pay was 49%, 10% and 41%, respectively. The revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's revenues and net income. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company's revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix.

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

         No Assurance of Growth. The Company reported a net loss of $6.6 million for the three months ended March 31, 2001. No assurance can be given that the Company will achieve profitable operations in the near term. The Company intends to expand its business primarily through internal growth of existing operations. There can be no assurance that the Company can achieve growth in revenues. The price of the Company's common stock may fluctuate substantially in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors.

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

         Liability and Adequacy of Insurance. The provision of health care services entails an inherent risk of liability. Certain participants in the home health care industry may be subject to lawsuits which may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance coverage will not arise. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the results of operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to attract patients or to expand its business. In addition, the Company is self-insured for its workers compensation and health insurance and is at risk for claims up to individual stop loss and aggregate stop loss amounts.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company's Bank Credit Facility provides for a floating interest rate. As of March 31, 2001, the Company had outstanding borrowings of approximately $296.6 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $3.0 million. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed.

                           PART II. OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

(B) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMERICAN HOMEPATIENT, INC.

May 15, 2001                  By: /s/Marilyn A. O'Hara
                                 ------------------------------------------
                                 Marilyn A. O'Hara
                                 Chief Financial Officer and An Officer Duly
                                 Authorized to Sign on Behalf of the registrant

                                INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBIT
    -------                             ----------------------
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
