Form 10-K/A
period 2000-12-31
AMERICAN HOMEPATIENT INC
filed 2001-06-20
CIK 879181

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

CHECK ONE:

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _____ TO ____.

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

                        Yes  [X]          No  [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

  The aggregate market value of registrant's voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of June 13, 2001 was $8,163,695.

  On June 13, 2001, 16,327,389 shares of the registrant's $0.01 par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

  The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K/A: Portions of the Registrant's definitive proxy statement for its 2001 Annual Meeting of stockholders.

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

                               RECENT DEVELOPMENTS

         Bank Credit Facility. The Company is the borrower under a credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of lenders (the "Lenders"). The Company's breach of several of the financial covenants in its Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to be not in compliance with certain covenants of its Credit Agreement. The Company, on June 8, 2001, entered into a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of June 13, 2001, totals $299.8 million.

         There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations, especially those obligations due at maturity of the Bank Credit Facility.

         As part of the Second Amendment to the Fourth Amended and Restated Credit Agreement, the Company agreed to issue on March 31, 2001 warrants to the Lenders representing 19.999% of the Common Stock of the Company issued and outstanding as of March 31, 2001. To fulfill these obligations, warrants to purchase 3,265,315 shares of Common Stock were issued to the Lenders on

June 8, 2001. Fifty percent of these warrants are exercisable at any time after issuance, and the remaining fifty percent will be exercisable on and after September 30, 2001 (provided loans, letters of credit or commitments have not been terminated subsequent to March 31, 2001 and prior to September 30, 2001). The exercise price of the warrants is $0.01 per share.

         See "Business - Risk Factors - Substantial Leverage" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Government Investigation. On June 11, 2001, a settlement agreement (the "Settlement") was entered among the Company, the United States of America, acting through the United States Department of Justice ("DOJ") and on behalf of the Office of Inspector General of the Department of Health and Human Services ("OIG") and the TRICARE Management Activity, and a former Company employee, as relator. The Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. The Company has been dealing with the issues covered by the Settlement since February 1998, when the OIG served a subpoena on the Company at its Pineville, Kentucky center. Pursuant to the Settlement, the Company has made an initial payment of $3.0 million and has agreed to make additional payments in the principal amount of $4.0 million, together with interest on this amount, in installments due at various times over the next 57 months. The Company has also agreed to pay the relator's attorneys fees and expenses, the amount of which will be determined by binding arbitration. The Company has recorded a reserve in the amount of $7.5 million based upon the Settlement. The Settlement does not resolve the relator's claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims. The Settlement has been submitted to Judge Russell of the United States District Court for the Western District of Kentucky for his final approval, which is expected to be received.

         The Company also was named as a defendant in two other False Claims Act cases. In each of those cases the DOJ declined to intervene and such cases were subsequently dismissed in March 2001. The first of these cases, United States ex. rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on the motion of the Company on March 9, 2001. Mr. Corsello's qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The plaintiff has appealed the dismissal of this action. The other case, United States ex. rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison's own motion on March 22, 2001. Mr. Hutchison's qui tam complaint alleged that the Company and numerous other unrelated defendants, filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary.

         The Company also has been informed that the United States is investigating its conduct during periods after December 31, 1998, and believes that this investigation was prompted by another qui tam complaint against the Company under the False Claims Act. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones investigated by the government in connection with the False Claims Act case covered by the Settlement discussed above. The Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998.

         There can be no assurances as to the final outcome of the pending False Claims Act lawsuits or any pending or future investigation by the government. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of the pending lawsuits and investigations could have a material adverse effect on the Company.

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

SERVICES AND PRODUCTS

         The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
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

         Commitment to Quality. The Company's quality and performance improvement programs are designed to ensure that its service standards are properly implemented. Management believes that the Company has developed and implemented service and procedure standards that not only comply with, but often exceed, the standards required by the Joint Commission on Accreditation of Health Care Organizations ("JCAHO"). All of the Company's centers are JCAHO-accredited or are in the process of being reviewed for accreditation from the JCAHO. The Company has Quality Improvement Advisory Boards at many of its centers, and center general managers conduct quarterly quality improvement reviews. Area quality improvement ("AQI") specialists conduct quality compliance audits at each center in an effort to ensure compliance with state and federal regulations, JCAHO, FDA and internal standards. The AQI specialist also helps train all new clinical personnel on the Company's policies and procedures. The Company's corporate philosophy for service excellence is its Personal Caring Service Promise, which characterizes the Company's standards for quality care and customer service. The Personal Caring Service Promise is as follows: "We promise to serve our customers with personal caring service. We do this by treating them with dignity and respect, just like members of our own family, giving each of them the individual attention they deserve." The Company's Governing Body, which consists of the President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice President of Marketing, Vice President of Clinical and Regulatory Affairs, a division vice president, two area vice presidents, two division quality improvement specialists, and a corporate medical director, meets quarterly to review and oversee the Company's quality assurance programs.

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

         Corporate Compliance. The Company's goal is to operate its business with honesty, integrity and in compliance with the numerous laws that govern its operations. The Company's Corporate Compliance Program is designed to help accomplish these goals through employee training and education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits, and other programs. The Company's compliance program is monitored by its Compliance Officer, Assistant Compliance Officer and Compliance Committee. The Compliance Committee is comprised of the Company's President and CEO, Chief Operating Officer, Chief Financial Officer, Vice President of Human Resources, Vice President of Clinical and Regulatory Affairs, Vice President of Reimbursement, Vice President of Purchasing, Director of Internal Audit, both division vice presidents, and two area vice presidents. The Compliance Committee meets quarterly, but there can be no assurance that the Company's compliance activities will prevent violations of the governing laws and regulations. See "Business - Government Regulation."

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

         The following table sets forth the percentage of the Company's revenues from each source indicated for the years presented:

                                                                Year Ended December 31,
                                                              ----------------------------
                                                              1998        1999        2000
                                                              ----        ----        ----

         Medicare ....................................          42%         46%         48%
         Private pay, primarily private insurance ....          48          44          42
         Medicaid ....................................          10          10          10
                                                              ----        ----        ----
                Total ................................         100%        100%        100%
                                                              ====        ====        ====

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

         The table below shows the Company's DSO for the periods indicated:

                                                    YEAR ENDED DECEMBER 31,
                                             ------------------------------------
                                              1998           1999          2000
                                             -------        -------       -------
         Days' sales outstanding .......     92 days        81 days       76 days

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

BRANCH LOCATIONS

         Following is a list of the Company's 304 home health care centers as of December 31, 2000.

ALABAMA            FLORIDA                     KENTUCKY            NEBRASKA        OHIO             Rock Hill(1)    VIRGINIA
-------            -------                     --------            --------        ----             Union(1)        --------
Alexander City(1)  Crawfordville               Bowling Green       Beatrice(1)     Bryan                            Charlottesville
Andalusia          Crystal River               Danville            Hastings(1)     Chillicothe      SOUTH DAKOTA    Chesapeake
Auburn(1)          Daytona Beach               Jackson             Lincoln(1)      Cincinnati       ------------    Farmville
Birmingham         Ft. Lauderdale              Lexington           Norfolk(1)      Dayton           Sioux Falls     Fishersville
Dothan             Ft. Myers                   London              Omaha(1)        Mansfield                        Harrisonburg
Fayette            Ft. Walton Beach            Louisville                          Maumee           TENNESSEE       Onley(1)
Florence           Gainesville                 Paducah             NEVADA          Newark           ---------       Richmond
Foley              Jacksonville                Pineville           ------          Springfield      Ashland City    Salem
Huntsville         Leesburg                    Somerset            Las Vegas       Twinsburg        Chattanooga
Mobile             Longwood                                                        Worthington      Clarksville     WASHINGTON
Montgomery(1)      Panama City                 LOUISIANA           NEW JERSEY      Zanesville       Cookeville      ----------
Russellville       Pensacola                   ---------           ----------                       Dayton          Bremerton
Sylacauga1         Port St. Lucie              Hammond             Cedar Grove     OKLAHOMA         Dickson         Kirkland
Tuscaloosa         Rockledge                   Slidell             Flemington      --------         Erin            Seattle
                   St. Augustine                                                   Antlers          Huntington      Tacoma
ARIZONA            Tallahassee(2)              MAINE               NEW MEXICO      Bartlesville     Jackson         Yakima
-------            Tampa                       -----               ----------      Claremore        Johnson City
Bullhead City      Winter Haven                Bangor              Alamogordo      Enid             Kingsport       WEST VIRGINIA
Globe                                          Mexico              Albuquerque     Muskogee         Knoxville       -------------
Phoenix            GEORGIA                                         Clovis          Tulsa            Manchester      Hinton
                   -------                     MARYLAND            Farmington                       Murfreesboro    Lewisburg
ARKANSAS           Albany                      --------            Grants          OREGON           Nashville       Rainelle
--------           Brunswick                   Cumberland          Las Cruces      ------           Oak Ridge
Batesville         Dublin                      Salisbury(1)        Roswell         Eugene           Oneida          WISCONSIN
Benton(1)          Eastman                                                         Medford          Union City      ---------
El Dorado          Rossville (Ft. Oglethorpe)  MICHIGAN            NEW YORK                                         Burlington
Ft. Smith(2)       Martinez                    --------            --------        PENNSYLVANIA     TEXAS           Eau Claire
Harrison           Savannah                    West Branch(1)      Albany          ------------     -----           Elkhorn
Hot Springs        Valdosta                                        Auburn          Brookville       Austin          Madison
Jonesboro(2)       Waycross                    MINNESOTA           Cheektowaga     Burnham          Bay City        Marshfield
Little Rock(1)(2)                              ---------           Geneva          Camp Hill        Brownwood       Milwaukee
Mena               ILLINOIS                    Albert Lea          Hudson          Chambersburg     Bryan           Minocqua
Mtn. Home          --------                    Rochester           Kingston        Clearfield       Conroe          Onalaska
N. Little Rock(1)  Elk Grove                                       Marcy           Erie             Corpus Christi  Racine
Paragould          Mt. Vernon                  MISSISSIPPI         Oneonta         Everett          Dallas
Pine Bluff         Peoria                      -----------         Painted Post    Johnstown        Ennis
Rogers             Springfield                 Tupelo              Poughkeepsie    Kane             Harlingen
Russellville                                                       Watertown       Lock Haven       Hereford
Salem              IOWA                        MISSOURI            Webster         McKees Rocks(2)  Houston
Searcy             ----                        --------                            Mt. Pleasant     Irving
Springdale         Cedar Rapids                Cameron             NORTH CAROLINA  Philipsburg      Lake Jackson
Warren             Clarinda(1)                 Cape Girardeau      --------------  Pottsville       Laredo
                   Coralville                  Columbia(2)         Asheboro        State College    Longview
COLORADO           Davenport                   Festus              Asheville(1)    Titusville       Lubbock
--------           Decorah                     Florissant          Charlotte       Trevose          Lufkin
Cortez             Des Moines                  Hannibal            Franklin(1)     W. Hazleton      McAllen
Denver             Dubuque                     Ironton             Hickory(1)      Warren           Mount
Durango            Fort Dodge                  Joplin              Kannapolis      Waynesboro       Pleasant
Pagosa Springs     Marshalltown                Kansas City         Lenoir(1)       York             Nacogdoches
                   Mason City                  Kirksville          Maiden(1)                        Paris
CONNECTICUT        Ottumwa                     Mountain Grove      Marion(1)       RHODE ISLAND     Plainview
-----------        Sioux City                  Mt. Vernon          Morganton(1)    ------------     San Angelo
New Britain        Waterloo                    Osage Beach         Newland         East Providence  San Antonio
Waterbury          West Burlington             Perryville          Salisbury                        Temple
                                               Potosi              Sanford(1)      SOUTH CAROLINA   Texarkana
DELAWARE           KANSAS                      Rolla               Spruce Pine(1)  --------------   Tyler
--------           ------                      Springfield(2)      Whiteville      Columbia         Victoria
Dover              Pittsburg                   St. Louis(2)        Wilmington      Conway(1)        Waco
Newark                                         St. Robert          Wingate         Florence
Wilmington                                     Warrensburg         Winston-Salem   Greenville
                                                                                   N. Charleston

---------------
(1)      Owned by a joint venture.

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

         The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a Certificate for Medical Necessity ("CMN") signed by a physician. In January, 1999, the OIG published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan. The Company has created and implemented a compliance program, which it believes meets the elements of the OIG's Model Plan for the industry. As part of its compliance program, the Company performs internal audits of the adequacy of billing documentation. The Company's policy is to voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that are identified in this process and that cannot be corrected. The Company regularly reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations; however, certain proceedings have been and may in the future be commenced against the Company alleging violations of applicable laws governing the operation of the Company's business and its billing practices. See "Business -- Government Regulation -- Legal Proceedings."

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

         Legal Proceedings. On June 11, 2001, a settlement agreement (the "Settlement") was entered among the Company, the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services ("OIG") and the TRICARE Management Activity, and a former Company employee, as relator. The Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. The Company has been dealing with the issues covered by the Settlement since February 1998, when the OIG served a subpoena on the Company at its Pineville, Kentucky center. Pursuant to the Settlement, the Company has made an initial payment of $3.0 million and has agreed to make additional payments in the principal amount of $4.0 million, together with interest on this amount, in installments due at various times over the next 57 months. The Company has also agreed to pay the relator's attorneys fees and expenses, the amount of which will be determined by binding arbitration. The Company has recorded a reserve in the amount of $7.5 million based upon the Settlement. The Settlement does not resolve the relator's claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims. The Settlement has been submitted to Judge Russell of the United States District Court for the Western District of Kentucky for his final approval, which is expected to be received.

         The Company also was named as a defendant in two other False Claims Act cases. In each of those cases the DOJ declined to intervene and such cases were subsequently dismissed in March 2001. The first of these cases, United States ex. rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on the motion of the Company on March 9, 2001. Mr. Corsello's qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The plaintiff has appealed the dismissal of this action. The other case, United States ex. rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison's own motion on March 22, 2001. Mr. Hutchison's qui tam complaint alleged that the Company and numerous other unrelated defendants, filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary.

         The Company also has been informed that the United States is investigating its conduct during periods after December 31, 1998, and believes that this investigation was prompted by another qui tam complaint against the Company under the False Claims Act. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones investigated by the government in connection with the False Claims Act case covered by the settlement discussed above. The Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998.

         There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of any pending lawsuits could have a material adverse effect on the Company.

RISK FACTORS

         This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are discussed in other sections of this report.

         Substantial Leverage. The Company maintains a significant amount of debt pursuant to the Bank Credit Facility. If an event of default occurs under the Amended Credit Agreement or the indebtedness is not paid at maturity, the Lenders have the right to exercise remedies detailed in the Bank Credit Facility section of this document. In addition, proceeds of all of the Company's accounts receivable are transferred daily into a bank account at PNC Bank, National Association which, under the terms of a Concentration Bank Agreement, requires that all amounts in excess of $3.0 million be transferred to an account at Bankers Trust Company in the Company's name. Upon the occurrence of an event of default under the Amended Credit Agreement, the Lenders have the right to instruct PNC Bank, National Association and Bankers Trust Company to cease honoring any drafts under the accounts and apply all amounts in the bank accounts against the indebtedness owed to the Lenders.

         Interest is payable on borrowings under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement) plus a margin of 2.75% and 3.50%, respectively. Also, additional interest of 4.50% accrues on that portion of the outstanding indebtedness of the Bank Credit Facility that is in excess of four times Adjusted EBITDA as defined by the Amended Credit Agreement. Upon the occurrence of an event of default under the Amended Credit Agreement, interest is payable by the Company at 2.00% per annum in excess of the rate provided by the Amended Credit Agreement and the Company no longer has the right to utilize the

Adjusted Eurodollar Rate plus the applicable margin. All new loans would bear interest at the Base Lending Rate plus the applicable margin, which is currently a substantially higher rate of interest. An annual fee of .50% per annum is payable by the Company on the average balance of the outstanding indebtedness.

         The occurrence of a default by the Company under the Amended Credit Agreement could have a material adverse effect on the Company's liquidity, business, financial condition and results of operations. The degree to which the Company is leveraged may impair the Company's ability to finance, through its own cash flow or from additional financing, its future operations or pursue its business strategy and could make the Company more vulnerable to economic downturns, competitive and payor pricing pressures and adverse changes in government regulation. There can be no assurance that future cash flow from operations will be sufficient to cover scheduled debt obligations. Additional sources of funds may be required and there can be no assurance the Company will be able to obtain additional funds on acceptable terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         Government Investigation and Federal False Claims Act Cases. In addition to the regulatory initiatives mentioned above, the OIG has received funding to expand and intensify its auditing of the health care industry in an effort better to detect and remedy errors in Medicare and Medicaid billing. The Company has reason to believe a qui tam complaint has been filed against the Company under the False Claims Act alleging violations of law occurring after December 31, 1998. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones alleged in the Settlement recently entered in connection with the False Claims Act case originating with the Pineville, Kentucky center described above. The Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998.

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

         Medicare Reimbursement for Oxygen Therapy and Other Services. Oxygen therapy reimbursement from Medicare accounts for approximately 27% of the Company's revenues. The Balanced Budget Act of 1997, as amended, reduced Medicare reimbursement rates for oxygen and certain oxygen equipment to 75% of 1997 levels beginning January 1, 1998 and to 70% of 1997 levels beginning January 1, 1999. Reimbursement for drugs and biologicals was reduced by 5% beginning January 1, 1998. Effective January 1, 1998, payments for parenteral and enteral nutrition ("PEN") were frozen at 1995 levels, through the year 2002. Effective October 1, 1999, Medicare established new guidelines for respiratory assist devices ("RAD"), which include continuous positive airway pressure devices, bi-level respiratory devices (without backup) and bi-level respiratory devices with back up. The changes require additional documentation in order to continue coverage on existing patients as well as new coverage and qualifying criteria for new patients. In addition, the bi-level respiratory device (without backup) was transferred from a frequently serviced item to "capped rental". Currently, respiratory assist devices account for approximately $29 million in annualized revenues. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, the Centers for Medicare and Medicaid Services ("CMS"), formerly known as the Healthcare Financing Administration ("HCFA"), will also have "inherent reasonableness" authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment if the rates are "grossly excessive" or "grossly deficient." Possible future changes in the basis for calculating Medicare's reimbursement rates for Albuterol and other respiratory medications could result in a reimbursement reduction for these products, the timing and extent of which are not known at this time. The Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. Reimbursement reductions already implemented have materially adversely affected the Company's revenues and net income, and any such future reductions could have a similar material adverse effect.

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

         The Company owns its centers in Tallahassee, Florida, Waterloo, Iowa and North Charleston, South Carolina which consist of approximately 15,000, 35,000 and 10,000 square feet, respectively and owns a 50% interest in its center in Little Rock, Arkansas, which consists of approximately 15,000 square feet. Under the terms of the Amended Credit Agreement, the Company must sell its wholly owned real estate by December 31, 2001 or grant mortgages on the real estate to the Lenders. The Company leases the operating space required for its remaining home health care centers. A typical center occupies between 2,000 and 6,000 square feet and generally combines showroom, office and warehouse space, with approximately two-thirds of the square footage consisting of warehouse space. Lease terms on most of the leased centers range from three to five years. Management believes that the Company's owned and leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

ITEM 3.           LEGAL PROCEEDINGS

         As with any health care provider, the Company is engaged in routine litigation incidental to its business and which is not material to the Company. Additionally, in recent years, the health care industry has come under increasing scrutiny from various state and federal regulatory agencies, which are stepping up investigative and enforcement activities. The Company is currently the subject of an investigation by the DOJ and OIG of conduct occurring after December 31, 1998, and believes it is a defendant in at least one pending qui tam case in addition to the one covered by the Settlement described above. For a description of these activities, see "Business - Government Regulation - Legal Proceedings."

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

                                                   Bid Quotations
                                                 ------------------
          Fiscal Period                           High        Low
         ----------------                        ------      ------
         1999 1st Quarter..................      $ 3.94      $ 1.06
         1999 2nd Quarter..................      $ 2.41      $  .97
         1999 3rd Quarter..................      $ 1.69      $  .69
         1999 4th Quarter..................      $  .97      $  .44

         2000 1st Quarter..................      $ 1.25      $  .53
         2000 2nd Quarter..................      $  .94      $  .25
         2000 3rd Quarter..................      $  .41      $  .23
         2000 4th Quarter..................      $  .25      $  .13

         On June 13, 2001, there were 1,792 holders of record of the Common Stock and the closing bid quotation for the Common Stock was $0.50 per share, as reported by the over-the-counter bulletin board. Most of the Company's stockholders have their holdings in the street name of their broker/dealer.

         The Company has not paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is prohibited from declaring and paying dividends under its Credit Agreement.
See -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Pursuant to a Stock Purchase Warrant issued to Age Wave, Inc. in 1993, Age Wave, Inc. purchased 12,000 shares of the Company's Common Stock for $8.33 per share in August 1998. The Common Stock was issued to Age Wave, Inc. in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and upon Regulation D. These statutory and regulatory exemptions were available because less than $5,000,000 of the Company's Common Stock was issued and no general solicitation or advertising was made with respect thereto.

         In connection with the Second Amendment to the Fourth Amended and Restated Credit Agreement, the Company agreed to issue on March 31, 2001, warrants to the Lenders representing 19.999% of the Common Stock of the Company issued and outstanding as of March 31, 2001. These warrants were issued to the Lenders on June 8, 2001, in reliance upon Section 4(2) of the Securities Act and upon Regulation D. These statutory and regulatory exemptions were available because less than $5,000,000 of the Company's securities were issued and no general solicitation or advertising was made with respect thereto. Fifty percent of these warrants are exercisable at any time after issuance and the remaining fifty percent will be exercisable from and after September 30, 2001. The exercise price of the warrants is $0.01 per share. The Company has accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs to recognize the fair value of the warrants as of December 31, 2000 and adjusted the related amortization of these costs on a cumulative basis using the effective interest method.

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

                                                                            YEAR ENDED DECEMBER 31,
                                                      1996            1997            1998            1999            2000
                                                  ------------    ------------    ------------    ------------    ------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:
 Revenues                                         $    268,348    $    387,277    $    403,868    $    357,580    $    363,372
 Cost of sales and related services, excluding
    depreciation and amortization expense               58,575          97,418          98,166          90,142          85,473
 Operating expenses                                    138,213         216,532         235,269         224,018         214,075
 General and administrative expenses                    14,664          15,953          22,262          13,895          15,823
 Depreciation and amortization expense                  23,266          33,075          39,105          39,682          37,121
 Amortization of deferred financing costs                  579             661             548           1,778           2,517
 Interest expense                                        8,294          16,494          24,249          28,659          31,929
 Restructuring                                              --          33,829          (3,614)         (1,450)             --
 Goodwill impairment                                        --           8,165          37,805          40,271              --
 Provision for litigation settlement                        --              --              --              --           7,500
                                                  ------------    ------------    ------------    ------------    ------------

 Total expenses                                        243,591         422,127         453,790         436,995         394,438
                                                  ------------    ------------    ------------    ------------    ------------

 Income (Loss) before taxes                             24,757         (34,850)        (49,922)        (79,415)        (31,066)
 Provision (Benefit) for income taxes                    9,556          (8,942)        (10,944)         20,445             600
                                                  ------------    ------------    ------------    ------------    ------------
 Net Income (Loss)                                $     15,201    $    (25,908)   $    (38,978)   $    (99,860)   $    (31,666)
                                                  ============    ============    ============    ============    ============

 Net Income (Loss) per share - basic              $       1.13    $      (1.75)   $      (2.60)   $      (6.55)   $      (2.01)
                                                  ============    ============    ============    ============    ============
 Net Income (Loss) per share - diluted            $       1.10    $      (1.75)   $      (2.60)   $      (6.55)   $      (2.01)
                                                  ============    ============    ============    ============    ============
 Weighted average shares outstanding - basic        13,473,000      14,839,000      14,986,000      15,236,000      15,783,000
 Weighted average shares outstanding - diluted      13,841,000      14,839,000      14,986,000      15,236,000      15,783,000

                                                                                YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------------
                                                                  1996        1997        1998        1999        2000
                                                                --------    --------    --------    --------    --------
                                                                                 (DOLLARS IN THOUSANDS)

BALANCE SHEET DATA:
  Working capital                                               $ 84,012    $112,721    $ 99,115    $ 60,530    $ 54,671
  Total assets                                                   395,611     558,366     531,892     424,000     378,514
  Total debt and capital leases, including current portion       149,703     301,324     323,942     315,422     299,152
  Shareholders' equity                                           215,642     194,089     156,499      56,988      26,239

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS ANNUAL REPORT ON FORM 10-K/A INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "ESTIMATES," "MAY," "WILL", "LIKELY" AND WORDS OF SIMILAR IMPORT. SUCH STATEMENTS INCLUDE STATEMENTS CONCERNING THE COMPANY'S BUSINESS STRATEGY, OPERATIONS, COST SAVINGS INITIATIVES, FUTURE COMPLIANCE WITH ACCOUNTING STANDARDS, INDUSTRY, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, EXISTING GOVERNMENT REGULATIONS AND CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS, FUTURE COMPLIANCE WITH BANK CREDIT FACILITY COVENANTS, LEGISLATIVE PROPOSALS FOR HEALTH CARE REFORM, THE ABILITY TO ENTER INTO JOINT VENTURES, STRATEGIC ALLIANCES AND ARRANGEMENTS WITH MANAGED CARE PROVIDERS ON AN ACCEPTABLE BASIS, AND CHANGES IN REIMBURSEMENT POLICIES. SUCH STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BECAUSE OF A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K/A. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K/A AND THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS THAT ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
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

MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

         The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") and an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. American HomePatient is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements accounted for approximately 27% of the Company's revenues in 2000. The Company estimates that the Medicare Oxygen Reimbursement Reduction decreased revenue and pre-tax income by approximately $24.5 million during 1998, $29.2 million during 1999 and $29.4 million during 2000. Effective January 1, 1998, payments for parenteral and enteral nutrition ("PEN") were frozen at 1995 levels, through the year 2002. In January 2001, federal legislation was signed into law that provided for a one-time increase in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index (CPI). The increase is scheduled to go into effect July 1, 2001. The Company estimates that this CPI increase will increase revenue and pre-tax income by approximately $1.0 million over the third and fourth quarters of 2001 and $1.0 million on an annual basis thereafter. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, CMS will also have "inherent reasonableness" authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment, if the rates are "grossly excessive" or "grossly deficient." Therefore, the Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. See "Business -- Risk Factors -- Government Regulation."

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

2000

         The Company recorded a pre-tax accounting charge in the fourth quarter of 2000 in the amount of $7.5 million to establish a reserve for the Settlement in the government OIG investigation. See "Business -- Government Regulation."

         The total accounting charges discussed above were recorded in the 1998, 1999 and 2000 consolidated statements of operations in the following classifications:

                                                             1998                1999               2000
                                                         ------------        ------------        -----------
         Earnings from joint ventures                    $        -0-        $  2,192,000        $       -0-
         Cost of sales                                       (386,000)                -0-                -0-
         Operating expenses                                14,500,000          16,638,000                -0-
         General & administrative expenses                  6,041,000                 -0-                -0-
         Restructuring charge                              (3,614,000)         (1,450,000)               -0-
         Goodwill impairments                              37,805,000          40,271,000                -0-
         Provision for litigation settlement                      -0-                 -0-          7,500,000
         Deferred income tax provision                            -0-          19,847,000                -0-
                                                         ------------        ------------        -----------

                                                         $ 54,346,000        $ 77,498,000        $ 7,500,000
                                                         ============        ============        ===========

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

         The following table and related discussion set forth items from the Company's consolidated statements of operations as a percentage of revenues, excluding the 1998, 1999 and 2000 accounting charges previously discussed, for the periods indicated:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                  ----------------------------
                                                                                  1998        1999        2000
                                                                                  ----        ----        ----

         Revenues                                                                  100%        100%        100%
         Cost of sales and related services, excluding depreciation and
           amortization expense                                                     24          25          24
         Operating expenses                                                         55          58          59
         General and administrative expense                                          4           4           4
         Depreciation and amortization expense                                      10          11          10
         Amortization of deferred financing costs                                   --          --           1
         Interest expense                                                            6           8           9
                                                                                  ----        ----        ----
                  Total expenses                                                    99         106         107
                                                                                  ----        ----        ----
         Income (loss) from operations before taxes                                  1          (6)         (7)
         Provision for income taxes                                                  0           0           0
                                                                                  ----        ----        ----
                  Income (loss)  from operations                                     1%         (6)%        (7)%
                                                                                  ====        ====        ====
         OTHER DATA:
         EBITDA(1)                                                                  17%         13%         13%
                                                                                  ====        ====        ====

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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999 - EXCLUDING ACCOUNTING CHARGES

         The comparison of the results of operations between 2000 and 1999 is impacted by the conversions of several unconsolidated joint ventures to wholly owned businesses.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company had current assets of $104.7 million and current liabilities of $50.1 million, resulting in working capital of $54.7 million and a current ratio of 2.1x. This compares to working capital of $60.5 million and a current ratio of 2.0x at December 31, 1999.

         The Company is the borrower under a credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of lenders (the "Lenders"). The Company's breach of several of the financial covenants in its Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to be not in compliance with certain covenants of its Credit Agreement. The Company, on June 8, 2001, entered into a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of June 13, 2001, totals $299.8 million. The Amended Credit

Agreement further provides for mandatory prepayments of principal from the Company's excess cash flow, as defined, or from the proceeds of the Company's sales of securities, sales of assets, tax refunds or excess casualty payments.

         The Amended Credit Agreement further provides for the payment to the Lenders of certain fees. These fees include a restructuring fee of $1.2 million (paid on the effective date of the Amended Credit Agreement), $200,000 payable on each of December 31, 2001, March 31, 2002 and June 30, 2002, as well as $459,000 payable on September 30, 2002. In addition, the Company has an obligation to pay the agent an annual administrative fee of $75,000 and an annual fee of .50% of the average outstanding indebtedness on each anniversary of the Amended Credit Agreement.

         The Amended Credit Agreement contains various financial covenants, the most restrictive of which relate to measurements of EBITDA, leverage, interest coverage ratios, and collections of accounts receivable. The Amended Credit Agreement also contains provisions for periodic reporting.

         The Amended Credit Agreement also contains restrictions which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company is not permitted to make acquisitions or investments in joint ventures without the consent of Lenders holding a majority of the lending commitments under the Bank Credit Facility. In addition, proceeds of all of the Company's accounts receivable are transferred daily into a bank account at PNC Bank, National Association which, under the terms of a Concentration Bank Agreement, requires that all amounts in excess of $3.0 million be transferred to an account at Bankers Trust Company in the Company's name. Upon occurrence of an event of default under the Amended Credit Agreement, the Lenders have the right to instruct PNC Bank, National Association and Bankers Trust Company to cease honoring any drafts under the accounts and apply all amounts in the bank accounts against the indebtedness owed to the Lenders.

         Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company is also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times adjusted EBITDA. Upon the occurrence and during the continuation of any events of noncompliance, interest is payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement. In addition, in the event of noncompliance, the Adjusted Eurodollar Rate is no longer available for selection by the Company.

         There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations, especially those obligations due upon maturity of the Bank Credit Facility.

         The Credit Agreement was previously amended on April 6, 2000. The Company, on that date, entered into a Third Amendment to the Fourth Amended and Restated Credit Agreement (the "Third Amendment"). The Third Amendment waived then existing events of default, required a $5.0 million principal repayment with the effectiveness of the amendment, modified existing financial covenants, froze the borrowing availability under the Bank Credit Facility at the amounts outstanding at the time of the amendment and made a number of other changes to the Credit Agreement. The Company was required to employ a bank financial advisor to review and evaluate the Company's finances. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. In addition, the Third Amendment states that any development in the government investigation, which the Lenders determine could reasonably be expected to have a material adverse effect on the Company, constitutes an event of default. As of December 31, 2000, $299.5 million was outstanding under the Credit Facility, including $248.7 million under the revolving line of credit (which includes letters of credit totaling $2.8 million) and $50.8 million under the term loan.

         The Credit Agreement was also previously amended on April 14, 1999. The Company, on that date, entered into a Second Amendment to the Fourth Amended and Restated Credit Agreement (the "Second Amendment"). The Second Amendment waived then existing events of default, modified financial covenants and made a number of other changes to the Credit Agreement. The Company was required to employ a manager, acceptable to the Lenders, with expertise in managing companies that are in workout situations with their lenders. The term of such manager's employment has expired.

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

         As part of the Second Amendment, the Company agreed to issue on March 31, 2001 warrants to the Lenders representing 19.999% of the Common Stock of the Company issued and outstanding as of March 31, 2001. To fulfill these obligations, warrants to purchase 3,265,315 shares of Common Stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable at any time after issuance, and the remaining fifty percent will be exercisable from and after September 30, 2001 (provided loans, letters of credit or commitments have not been terminated subsequent to March 31, 2001 and prior to September 30, 2001). The exercise price of the warrants is $0.01 per share.

         Interest was payable on borrowings under the Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the

Credit Agreement) plus a margin of 2.75% and 3.50%, respectively. Also, additional interest of 4.50% accrued on that portion of the outstanding indebtedness of the Bank Credit Facility that was in excess of four times Adjusted EBITDA as defined by the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, interest was payable by the Company at 2.00% per annum in excess of the rates charged under the Bank Credit Facility and the Company no longer had the right to borrow at the Adjusted Eurodollar Rate plus the applicable margin. In addition, upon the occurrence of an event of default, all new borrowings would have to be subject to the Base Lending Rate plus the applicable margin, which was a substantially higher rate of interest. As of December 31, 2000 the weighted average borrowing rate was 12.4%.

         Management has plans to improve financial performance through stabilizing and increasing profitable revenues, decreasing and controlling operating expenses and improving accounts receivable performance. Management's cash flow projections and related operating plans indicate the Company can remain in compliance with the new financial covenants under the Amended Credit Agreement and meet its expected obligations throughout 2001. However, as with all projections, there is uncertainty as to whether management's projections can be achieved. In any event of noncompliance or default under the Amended Credit Agreement, the Lenders have the ability to demand payment of all outstanding amounts and there is currently no commitment as to how any such demand would be satisfied by the Company. Any demands for repayment by Lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company.

         The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company's accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $75.2 million and $74.5 million at December 31, 1999 and December 31, 2000, respectively. Average days' sales in accounts receivable was approximately 81 and 76 days at December 31, 1999, and December 31, 2000, respectively. The Company's level of DSO and net patient receivables reflect the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

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

         The Company's principal capital requirements are for working capital, capital expenditures and debt service. The Company has financed and intends to continue to finance these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles. Management believes that these sources will support the Company's current level of operations as long as the Company maintains compliance with its debt covenants and the due dates of amounts outstanding under the Bank Credit Facility are not accelerated. Management also believes these sources are adequate to fund the Settlement in the government investigation based upon the payment terms, as more fully described in "Business -- Government Regulation."

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are contained on pages 50 through 81 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and executive officers of the Company is incorporated by reference to the Company's definitive proxy statement dated April 30, 2001 ("Proxy Statement") for the annual meeting of stockholders held on May 30, 2001.

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

                                                                                                 FORM 10-K PAGES
                                                                                                 ---------------
FINANCIAL STATEMENTS

         Report of Independent Public Accountants                                                      F-50
         Consolidated Balance Sheets, December 31, 1999 and 2000                                   F-51 - F-52
         Consolidated Statements of Operations for the Years Ended December 31, 1998,
           1999, and 2000                                                                              F-53
         Consolidated Statements of Shareholders' Equity for the Years Ended
           December 31, 1998, 1999, and 2000                                                           F-54
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
           1999, and 2000                                                                          F-55 - F-56
         Notes to Consolidated Financial Statements, December 31, 2000                             F-57 - F-81

FINANCIAL STATEMENT SCHEDULES

         Report of Independent Public Accountants                                                       S-1
         Schedule II -- Valuation and Qualifying Accounts                                               S-2

EXHIBITS

         The Exhibits filed as part of the Report on Form 10-K/A are listed in the Index to Exhibits immediately following the financial statement schedules.

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

Date: June 20, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Henry T. Blackstock                      Director                    June 20, 2001
------------------------------------
         Henry T. Blackstock


/s/Joseph F. Furlong III                    Director, President,        June 20, 2001
------------------------------------        and Chief Executive
         Joseph F. Furlong III              Officer


/s/Mark Manner                              Director                    June 20, 2001
------------------------------------
         Mark Manner


/s/Donald R. Millard                        Director                    June 20, 2001
------------------------------------
         Donald R. Millard


/s/Marilyn A. O'Hara                        Chief Financial             June 20, 2001
------------------------------------        Officer and
         Marilyn A. O'Hara                  Chief Accounting
                                            Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American HomePatient, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN HOMEPATIENT, INC. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, as restated (see Note 2), and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of American HomePatient, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                 /s/ ARTHUR ANDERSEN LLP

Nashville, Tennessee
March 6, 2001 (except with respect to the matters discussed in Notes 2 and 7, as to which the date is June 8, 2001 and the matter discussed in Note 8, as to which the date is June 11, 2001)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

                             ASSETS                                                1999                  2000
                             ------                                           --------------        --------------

CURRENT ASSETS:
    Cash and cash equivalents                                                 $   28,123,000        $   12,081,000
    Restricted cash                                                                       --               179,000
    Accounts receivable, less allowance for doubtful accounts of
       $56,876,000 and $40,862,000, respectively                                  75,956,000            75,465,000
    Inventories                                                                   16,499,000            15,522,000
    Prepaid expenses and other current assets                                        982,000             1,489,000
                                                                              --------------        --------------
          Total current assets                                                   121,560,000           104,736,000
                                                                              --------------        --------------

PROPERTY AND EQUIPMENT, AT COST:                                                 174,558,000           184,661,000
    Less accumulated depreciation and amortization                              (113,465,000)         (131,663,000)
                                                                              --------------        --------------
       Property and equipment, net                                                61,093,000            52,998,000
                                                                              --------------        --------------

OTHER ASSETS:
    Excess of cost over fair value of net assets acquired, net                   202,622,000           197,491,000
    Investment in joint ventures                                                  17,473,000             7,918,000
    Deferred financing costs, net                                                  3,703,000             3,269,000
    Other assets, net                                                             17,549,000            12,102,000
                                                                              --------------        --------------
          Total other assets                                                     241,347,000           220,780,000
                                                                              --------------        --------------
                                                                              $  424,000,000        $  378,514,000
                                                                              ==============        ==============

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

                                   (Continued)

                  LIABILITIES AND SHAREHOLDERS' EQUITY                                       1999                  2000
                  ------------------------------------                                  --------------        --------------

CURRENT LIABILITIES:
    Current portion of long-term debt and capital leases                                $   16,644,000        $    2,679,000
    Accounts payable                                                                        23,327,000            16,449,000
    Other payables                                                                           1,854,000             2,478,000
    Accrued expenses:
       Payroll and related benefits                                                          7,472,000             8,204,000
       Interest                                                                                596,000             1,748,000
       Insurance                                                                             3,979,000             5,162,000
       Other                                                                                 7,158,000            13,345,000
                                                                                        --------------        --------------
          Total current liabilities                                                         61,030,000            50,065,000
                                                                                        --------------        --------------

NONCURRENT LIABILITIES:
    Long-term debt and capital leases, less current portion                                298,778,000           296,473,000
    Other noncurrent liabilities                                                             7,204,000             5,737,000
                                                                                        --------------        --------------
          Total noncurrent liabilities                                                     305,982,000           302,210,000
                                                                                        --------------        --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized, 5,000,000 shares; none
       issued and outstanding                                                                       --                    --
    Common stock, $.01 par value; authorized, 35,000,000 shares; issued and
       outstanding, 15,160,000 and 15,856,000 shares, respectively                             152,000               159,000
    Paid-in capital                                                                        172,867,000           173,777,000
    Accumulated deficit                                                                   (116,031,000)         (147,697,000)
                                                                                        --------------        --------------
          Total shareholders' equity                                                        56,988,000            26,239,000
                                                                                        --------------        --------------
                                                                                        $  424,000,000        $  378,514,000
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

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                                              RETAINED
                                                      COMMON STOCK                           EARNINGS/
                                                 ----------------------      PAID-IN        (ACCUMULATED
                                                   SHARES       AMOUNT       CAPITAL          DEFICIT)           TOTAL
                                                 ----------    --------    ------------    --------------    --------------

BALANCE, DECEMBER 31, 1997                       14,901,000    $149,000    $171,133,000    $   22,807,000    $  194,089,000
                                                 ----------    --------    ------------    --------------    --------------

    Issuance of shares through exercise of
      employee stock options                         35,000          --         518,000                --           518,000
    Issuance of shares through employee
      stock purchase plan                            38,000       1,000         734,000                --           735,000
    Issuance of shares through exercise of
      stock warrants                                 12,000          --         100,000                --           100,000
    Tax benefit of stock options exercised               --          --          35,000                --            35,000
    Net loss                                             --          --              --       (38,978,000)      (38,978,000)
                                                 ----------    --------    ------------    --------------    --------------
BALANCE, DECEMBER 31, 1998                       14,986,000     150,000     172,520,000       (16,171,000)      156,499,000
                                                 ----------    --------    ------------    --------------    --------------

    Issuance of shares through exercise of
      employee stock options                         10,000          --          10,000                --            10,000
    Issuance of shares through employee
      stock purchase plan                           164,000       2,000         337,000                --           339,000
    Net loss                                             --          --              --       (99,860,000)      (99,860,000)
                                                 ----------    --------    ------------    --------------    --------------
BALANCE, DECEMBER 31, 1999                       15,160,000     152,000     172,867,000      (116,031,000)       56,988,000
                                                 ----------    --------    ------------    --------------    --------------

    Issuance of shares to management                385,000       4,000          62,000                --            66,000
    Issuance of shares through employee
      stock purchase plan                           311,000       3,000         162,000                --           165,000
    Fair value of stock warrants to be
      issued to lenders                                  --          --         686,000                --           686,000
    Net loss                                             --          --              --       (31,666,000)      (31,666,000)
                                                 ----------    --------    ------------    --------------    --------------
BALANCE, DECEMBER 31, 2000                       15,856,000    $159,000    $173,777,000    $ (147,697,000)   $   26,239,000
                                                 ==========    ========    ============    ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                                  1998                1999                2000
                                                                              ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $(38,978,000)       $(99,860,000)       $(31,666,000)
    Adjustments to reconcile net loss to net cash provided from operating activities:
          Depreciation and amortization                                         39,105,000          39,682,000          37,121,000
          Amortization of deferred financing costs                                 548,000           1,778,000           2,517,000
          Equity in earnings of unconsolidated joint ventures                       90,000           1,324,000          (2,462,000)
          Deferred income taxes                                                 (6,270,000)         13,222,000                  --
          Minority interest                                                        306,000             112,000             395,000
          Goodwill impairment and write-off                                     37,805,000          40,271,000                  --
          Other non-cash charges                                                (4,000,000)            742,000                  --

    Change in assets and liabilities, net of acquisitions:
       Restricted cash                                                              (1,000)             51,000            (179,000)
       Accounts receivable, net                                                 10,182,000          21,897,000           3,898,000
       Inventories                                                               4,206,000           4,388,000           1,399,000
       Prepaid expenses and other current assets                                (2,000,000)          2,160,000            (510,000)
       Income tax receivable                                                    (4,607,000)         13,090,000             425,000
       Accounts payable, accrued expenses and other current
         liabilities                                                                79,000           4,982,000            (576,000)
       Restructuring accruals                                                   (8,602,000)           (578,000)         (1,097,000)
       Deferred costs                                                               35,000                  --                  --
       Other assets and liabilities                                               (554,000)          3,321,000           4,696,000
                                                                              ------------        ------------        ------------
              Net cash provided from operating activities                       27,344,000          46,582,000          13,961,000
                                                                              ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                         (58,420,000)           (450,000)                 --
    Additions to property and equipment, net                                   (26,780,000)        (14,632,000)        (17,811,000)
    Distributions to minority interest owners                                      (80,000)           (196,000)           (250,000)
    Distributions from (advances to) unconsolidated joint ventures,
       net                                                                      (5,506,000)          1,560,000           3,747,000
    Proceeds from (payments for) joint venture dissolutions                         69,000            (200,000)            781,000
                                                                              ------------        ------------        ------------
              Net cash used in investing activities                            (90,717,000)        (13,918,000)        (13,533,000)
                                                                              ============        ============        ============

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                   (Continued)

                                                                             1998                1999                2000
                                                                         ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                             $   (992,000)       $ (1,425,000)       $ (1,398,000)
    Proceeds from long-term debt                                           74,777,000           4,500,000             377,000
    Principal payments on long-term debt and capital leases               (19,539,000)        (12,241,000)        (15,680,000)
    Proceeds from employee stock purchase plan                                735,000             339,000             165,000
    Proceeds from sale of stock, net of issuance costs                        618,000              10,000              66,000
                                                                         ------------        ------------        ------------
              Net cash provided from (used in) financing
                  activities                                               55,599,000          (8,817,000)        (16,470,000)
                                                                         ------------        ------------        ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (7,774,000)         23,847,000         (16,042,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               12,050,000           4,276,000          28,123,000
                                                                         ------------        ------------        ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $  4,276,000        $ 28,123,000        $ 12,081,000
                                                                         ============        ============        ============

SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                            $ 22,413,000        $ 31,045,000        $ 30,761,000
                                                                         ============        ============        ============
    Cash payments of income taxes                                        $  2,303,000        $    528,000        $    453,000
                                                                         ============        ============        ============

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

2.       OPERATING LOSSES, DEBT COVENANTS AND NEW DEBT AGREEMENT

         The Company has incurred net losses of $38,978,000, $99,860,000 and $31,666,000 for the years ending December 31, 1998, 1999 and 2000, respectively, and has a tangible shareholders' deficit at December 31, 2000. In addition, the Company's breach of several of the financial covenants in its Credit Agreement (see Note 7) and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to be not in compliance with certain covenants of its Credit Agreement (see Note 7). These defaults gave lenders the right to demand payment of $296,608,000 of the Company's debt and to seize the Company's assets.

         On June 8, 2001, management and the lenders entered into the Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants, a revised amortization schedule, and an extended maturity date of December 31, 2002. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan. Substantially all of the Company's assets have been pledged as security for borrowings under the Amended Credit Agreement.

         Based upon the Credit Agreement defaults discussed above and in Note 7, the Company's previously issued consolidated financial statements included all debt outstanding under the Credit Agreement as a current liability. As a result of the Amended Credit Agreement, the financial statements have been restated to reflect the revised amortization schedule, which allows a significant portion of the debt under the Amended Credit Agreement to be classified as non-current.

         Management has plans to improve financial performance through stabilizing and increasing profitable revenues, decreasing and controlling operating expenses and improving accounts receivable performance. Management's cash flow projections and related operating plans indicate the Company can remain in compliance with the new financial covenants under the Amended Credit Agreement and meet its expected obligations throughout 2001. However, as with all projections, there is uncertainty as to whether management's projections can be achieved. In any event of noncompliance or default under the Amended Credit Agreement, the lenders have the ability to demand payment of all outstanding amounts and there is currently no commitment as to how any such demand would be satisfied by the Company. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company.

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

         ACCOUNTS RECEIVABLE

         The Company's accounts receivable, before allowance for doubtful accounts, consists of the following components:

                                                                                                     DECEMBER 31,
                                                                                           --------------------------------
                                                                                               1999                2000
                                                                                           ------------        ------------

                  Patient receivables:
                     Medicare                                                              $ 45,334,000        $ 38,225,000
                     All other, principally commercial insurance                             86,710,000          77,135,000
                                                                                           ------------        ------------
                                                                                            132,044,000         115,360,000

                  Other receivables, principally due from vendors and former
                     owners                                                                     788,000             967,000
                                                                                           ------------        ------------
                         Total                                                             $132,832,000        $116,327,000
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
                                                                                 ============        ============

6.       PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consist of the following:

                                                                            DECEMBER 31,
                                                                  --------------------------------
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

7.       LONG-TERM DEBT AND LEASE COMMITMENTS

         Long-term debt and capital lease obligations consist of the following:

                                                                                                      DECEMBER 31,
                                                                                            --------------------------------
                                                                                                 1999              2000
                                                                                            --------------    --------------

                  Secured revolving line of credit                                          $  246,400,000    $  245,843,000

                  Secured term loan                                                             64,765,000        50,765,000

                  Notes payable, primarily secured with acquired assets, interest at
                     6.8%, principal and interest due annually, final principal and
                     interest payment due on February 15, 2016                                     806,000           778,000

                  Mortgage note payable, secured by a building, interest at 8%, principal and interest due monthly, with balloon payment of
                     $442,000 due July 1, 2004                                                     548,000           527,000

                  Notes payable, primarily secured with acquired assets, with interest rates from 7% to prime, interest due quarterly,
                     principal payment due at maturity date, final maturities through
                     2000. Amounts unpaid as of December 31, 2000                                1,233,000           906,000

                  Acquisition note payable, interest at 7%, principal repaid in
                     February 2000                                                               1,000,000                --

                  Capital lease obligations, monthly principal and interest payments
                     until 2003                                                                    670,000           333,000
                                                                                            --------------    --------------
                                                                                               315,422,000       299,152,000
                  Less current portion                                                         (16,644,000)       (2,679,000)
                                                                                            --------------    --------------
                                                                                            $  298,778,000    $  296,473,000
                                                                                            ==============    ==============

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

         As of January 31, 2001, the Company was not in compliance with several of the financial covenants of the Fourth Amended and Restated Credit Agreement; in addition, the Company failed to make the scheduled principal payment due March 15, 2001. Noncompliance with these covenants and failure to make the scheduled principal payment gave the lenders the right to demand payment of the Company's debt and to seize the Company's assets.

         On June 8, 2001, the Company entered into the Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component, and all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. Substantially all of the Company's assets have been pledged as security for borrowings under the Amended Credit Agreement.

         The Amended Credit Agreement further provides for the payment to the lenders of certain fees. These fees include a restructuring fee of $1,200,000 (paid on the effective date of the Amended Credit Agreement), $200,000 payable on each of December 31, 2001, March 31, 2002 and June 30, 2002, as well as $459,000 payable on September 30, 2002. In addition, the Company has an obligation to pay the agent an annual administrative fee of $75,000 and an annual fee of .50% of the average outstanding debt on each anniversary of the Amended Credit Agreement.

         The Amended Credit Agreement contains various financial covenants, the most restrictive of which relate to measurements of EBITDA, leverage, interest coverage ratios, and collections of accounts receivable. The Amended Credit Agreement also contains provisions for periodic reporting.

         The Amended Credit Agreement also contains restrictions which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company is not permitted to make acquisitions or investments in joint ventures without the consent of lenders holding a majority of the lending commitments under the Amended Credit Agreement. In addition, proceeds of all of the

         Company's accounts receivable are transferred daily into a bank account at PNC Bank, National Association which, under the terms of a Concentration Bank Agreement, requires that all amounts in excess of $3,000,000 be transferred to an account at Bankers Trust Company in the Company's name. Upon the occurrence of an event of default under the Amended Credit Agreement, the lenders have the right to instruct PNC Bank, National Association and Bankers Trust Company to cease honoring any drafts under the accounts and apply all amounts in the bank accounts against the indebtedness owed to the lenders.

         Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.5%, respectively. The Company is also required to pay additional interest in the amount of 4.5% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times adjusted EBITDA. Upon the occurrence and during the continuation of any events of noncompliance, interest is payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement. In addition, in the event of noncompliance, the Adjusted Eurodollar Rate is no longer available for selection by the Company.

         In connection with the Second Amendment, the Company agreed to issue on March 31, 2001 warrants to the lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001. To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable immediately and the remaining fifty percent will be exercisable on and after September 30, 2001 (provided loans, letters of credit or commitments are outstanding). The exercise price of the warrants is $0.01 per share. The Company has accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs to recognize the estimated fair value of the warrants as of December 31, 2000 ($686,000). As a result, in 2000, the Company also adjusted the related amortization of these costs on a cumulative basis using the effective interest method.

         Interest was payable on borrowings under the Credit Agreement, at the election of the Company, at either a "Base Lending Rate" or an "Adjusted Eurodollar Rate" (each as defined in the Credit Agreement), plus a margin of 2.50% and 3.25%, respectively, through September 30, 2000 and a margin of 2.75% and 3.50%, respectively, thereafter. Beginning September 30, 2000 the Company was required to pay additional interest in the amount of 4.5% per annum on that principal portion outstanding of the Credit Agreement that is in excess of four times adjusted EBITDA. In events of noncompliance, interest was payable by the Company at 2.0% per annum in excess of the rate defined by the Credit Agreement and the Company no longer had the right to borrow at the Adjusted Eurodollar rate, plus the applicable margin. All new borrowings would have to be subject to the Base Lending Rate, plus the applicable margin, which was a substantially higher rate of interest. At December 31, 2000, the weighted average borrowing rate was 12.4%.

         On September 15, 1999, the Company began making quarterly principal payments on the Secured Term Loan of $1,500,000 per quarter, and continued to make these quarterly principal payments through and including June 15, 2000. In addition, in connection with the Third Amendment a $5,000,000 principal repayment was required to be paid to the lenders upon the effectiveness of the amendment. On September 15, 2000, the Company began making quarterly principal payments on the Secured Term Loan of $3,000,000 per quarter through and including December 15, 2000. The Company was scheduled to make an additional quarterly principal payment of $3,000,000 on March 15, 2001, which was not made, and payments of $6,000,000 per quarter, beginning June 15, 2001, through and including December 15, 2001; and a $29,765,000 balloon payment due April 15, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11,600,000 on March 31, 2002; principal payments of $1,000,000 on June 30, 2002 and September 30, 2002; and a $281,508,000 balloon payment due December 31, 2002. The Amended Credit Facility further provides for mandatory prepayments of principal from the Company's excess cash flow, as defined, or from the proceeds of the Company's sales of securities, sales of assets, tax refunds or excess casualty payments.

         Principal payments required on long-term debt (excluding capital leases) for the next five years and thereafter beginning January 1, 2001, based on the Amended Credit Agreement, are as follows:

                  2001                               $   2,458,000
                  2002                                 295,165,000
                  2003                                      60,000
                  2004                                     491,000
                  2005                                      38,000
                  Thereafter                               607,000
                                                     -------------
                                                     $ 298,819,000
                                                     =============

CAPITAL LEASES

The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases beginning January 1, 2001, less amounts representing interest, are as follows:

                  2001                                            $ 243,000
                  2002                                              127,000
                  2003                                               18,000
                                                                  ---------
                                                                    388,000
                  Less amounts representing interest                (55,000)
                                                                  ---------
                                                                  $ 333,000
                                                                  =========

8.       COMMITMENTS AND CONTINGENCIES

         OPERATING LEASE COMMITMENTS

         The Company has noncancelable operating leases on certain land, vehicles, buildings and equipment. The approximate minimum future rental commitments on the operating leases for the next five years beginning January 1, 2001 are as follows:

                  2001                                     $ 13,143,000
                  2002                                        9,376,000
                  2003                                        5,167,000
                  2004                                        2,259,000
                  2005                                        1,117,000
                  Thereafter                                  1,643,000
                                                           ------------
                                                           $ 32,705,000
                                                           ============

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

         On June 11, 2001, a settlement agreement (the "Settlement") was entered among the Company, the United States of America, acting through the United States Department of Justice ("DOJ") and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. This settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to, and contracts with physicians, hospitals and other healthcare providers. The Company has been dealing with the issues covered by the Settlement since February 1998, when the OIG served a subpoena on the Company at its Pineville, Kentucky center. Pursuant to the Settlement, the Company has made an initial payment of $3,000,000 and has agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times over the next 57 months. The Company has also agreed to pay the relator's attorneys fees and expenses, the amount of which will be determined by binding arbitration. The Company has recorded a reserve in the amount of $7,500,000 based upon the

         Settlement Agreement. The Settlement does not resolve the relator's claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims. The Settlement has been submitted to Judge Russell of the United States District Court for the Western District of Kentucky for his final approval, which is expected to be received.

         The Company also was named as a defendant in two other False Claims Act cases. In each of those cases the DOJ declined to intervene and such cases were subsequently dismissed in March 2001. In one of these cases, the plaintiff has appealed the dismissal of this action.

         The Company also has been informed that the United States is investigating its conduct during periods after December 31, 1998, and believes that this investigation was prompted by another qui tam complaint against the Company under the False Claims Act. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones investigated by the government in connection with the False Claims Act case covered by the settlement discussed above. The Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998.

         There can be no assurances as to the final outcome of the pending False Claims Act lawsuits or any pending or future investigation by the government. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of any pending lawsuits and investigations could have a material adverse effect on the Company.

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

         An analysis of stock options outstanding is as follows:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                              OPTIONS      EXERCISE PRICE
                                                             ----------    --------------

                  OUTSTANDING AT DECEMBER 31, 1997            1,603,058        $17.85
                  Granted                                     1,274,500        $ 7.70
                  Exercised                                     (35,109)       $13.33
                  Canceled                                     (787,118)       $17.34
                                                             ----------        ------

                  OUTSTANDING AT DECEMBER 31, 1998            2,055,331        $11.82
                  Granted                                       424,000        $ 0.56
                  Exercised                                     (10,000)       $ 1.06
                  Canceled                                     (310,725)       $16.72
                                                             ----------        ------

                  OUTSTANDING AT DECEMBER 31, 1999            2,158,606        $ 8.96
                  Granted                                       803,000        $ 0.18
                  Canceled                                     (226,577)       $10.97
                                                             ----------        ------

                  OUTSTANDING AT DECEMBER 31, 2000            2,735,029        $ 6.22
                                                             ==========        ======
                  EXERCISABLE AT DECEMBER 31, 2000            1,800,191        $ 8.75
                                                             ==========        ======

         Options granted under the Plan have the following characteristics:

                                                                                                            WEIGHTED
                                                                                                            AVERAGE
                                                                       WEIGHTED                          EXERCISE PRICE
                                                                       AVERAGE          OPTIONS           OF OPTIONS
                                                   WEIGHTED           REMAINING      EXERCISABLE AT      EXERCISABLE AT
                    OPTIONS       EXERCISE         AVERAGE           CONTRACTUAL      DECEMBER 31,        DECEMBER 31,
                  OUTSTANDING      PRICES       EXERCISE PRICE      LIFE IN YEARS         2000               2000
                  -----------     ---------     --------------      -------------    --------------      --------------
                      17,338      $ 6.00            $ 6.00               0.7              17,338            $ 6.00
                      30,000      $10.04            $10.04               3.5              30,000            $10.04
                     192,188      $15.83 to         $16.53               4.1             192,188            $16.53
                                  $20.67
                     345,203      $17.50 to         $17.93               5.1             345,203            $17.93
                                  $22.50
                      96,500      $21.50            $21.50               6.1              96,500            $21.50
                     836,800      $ 2.13 to         $ 5.70               7.8             711,212            $ 5.28
                                  $18.13
                     414,000      $ 0.56            $ 0.56               8.9             207,000            $ 0.56
                     803,000      $ 0.17 to         $ 0.18               9.8             200,750            $ 0.18
                                  $ 0.54
                   ---------                                                           ---------
                   2,735,029                                                           1,800,191
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

                                                                           1998                 1999                 2000
                                                                       ------------        --------------        ------------

                  Net loss - as reported                               $(38,978,000)       $  (99,860,000)       $(31,666,000)
                  Net loss - pro forma                                  (40,796,000)         (100,998,000)        (32,158,000)

                  Net loss per common share - as reported
                         Basic                                                (2.60)                (6.55)              (2.01)
                         Diluted                                              (2.60)                (6.55)              (2.01)

                  Net loss per common share - pro forma
                         Basic                                                (2.72)                (6.63)              (2.04)
                         Diluted                                              (2.72)                (6.63)              (2.04)

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

                                                            1998                 1999                 2000
                                                        ------------         ------------         ------------

                  Dividend yield                             0%                   0%                   0%
                  Expected volatility                       42.0                 45.0                 45.0
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

         In connection with the Second Amendment to the Fourth Amended and Restated Credit Agreement, the Company agreed to issue on March 31, 2001, warrants to the lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001. To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the lenders on June 8, 2001. Fifty percent of these warrants are exercisable immediately, and the remaining fifty percent will be exercisable on and after September 30, 2001. The exercise price of the warrants is $0.01 per common share. The Company has accounted for the estimated fair value of these warrants ($686,000) during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs to recognize the fair value of the warrants as of December 31, 2000, and adjusted the related amortization.

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

         The following table information is necessary to calculate earnings per share for the years ending December 31, 1998, 1999 and 2000:

                                                                         1998                1999              2000
                                                                   ----------------    ----------------    ------------

                  Net loss                                         $    (38,978,000)   $    (99,860,000)   $(31,666,000)
                                                                   ================    ================    ============

                  Weighted average common shares
                    outstanding                                          14,986,000          15,236,000      15,783,000

                  Effect of dilutive options and warrants                        --                  --              --
                                                                   ----------------    ----------------    ------------

                  Adjusted diluted common shares outstanding             14,986,000          15,236,000      15,783,000
                                                                   ================    ================    ============

                  Net loss per common share
                         Basic                                     $          (2.60)   $          (6.55)   $      (2.01)
                                                                   ================    ================    ============
                         Diluted                                   $          (2.60)   $          (6.55)   $      (2.01)
                                                                   ================    ================    ============

         Securities that could potentially dilute basic earnings (loss) per share that were not included in the calculations above, because of the anti-dilutive effects for 1998, 1999 and 2000, include all outstanding stock options and warrants previously discussed.

10.      INCOME TAXES

         The provision (benefit) for income taxes is comprised of the following components:

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                           1998                1999              2000
                                                                       ------------        ------------        --------

                  Current
                     Federal                                           $ (4,528,000)       $  6,625,000        $     --
                     State                                                 (146,000)            598,000         600,000
                                                                       ------------        ------------        --------
                                                                         (4,674,000)          7,223,000         600,000
                                                                       ------------        ------------        --------

                  Deferred
                     Federal                                             (6,074,000)         12,931,000              --
                     State                                                 (196,000)            291,000              --
                                                                       ------------        ------------        --------
                                                                         (6,270,000)         13,222,000              --
                                                                       ------------        ------------        --------
                         Provision (benefit) for income taxes          $(10,944,000)       $ 20,445,000        $600,000
                                                                       ============        ============        ========

         The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------------------
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
                                                                         ============        ============        ============

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

                                                                                                    DECEMBER 31,
                                                                                            ----------------------------
                                                                                                1999            2000
                                                                                            ------------    ------------

                  Current deferred tax assets (liabilities):
                     Accrued restructuring liabilities                                      $    481,000    $    209,000
                     Accounts receivable reserves                                             19,294,000      13,133,000
                     Accrued liabilities and other                                             3,710,000       4,643,000
                                                                                            ------------    ------------
                                                                                              23,485,000      17,985,000
                     Less valuation allowance                                                (23,485,000)    (17,985,000)
                                                                                            ------------    ------------
                         Net current deferred tax asset                                     $         --    $         --
                                                                                            ============    ============

                  Noncurrent deferred tax assets (liabilities):
                     Financial reporting amortization in excess of tax amortization         $ 15,211,000    $ 15,463,000
                     Alternative minimum tax credit                                            1,809,000       2,164,000
                     Net operating loss carryforward                                           5,674,000      19,929,000
                     Noncurrent asset valuation reserves                                         738,000         638,000
                     Other                                                                     5,050,000       5,687,000
                     Acquisition costs                                                        (2,739,000)     (2,739,000)
                     Tax depreciation in excess of financial reporting depreciation           (1,322,000)     (2,453,000)
                                                                                            ------------    ------------
                                                                                              24,421,000      38,689,000
                     Less valuation allowance                                                (24,421,000)    (38,689,000)
                                                                                            ------------    ------------
                         Net noncurrent deferred tax assets                                 $         --    $         --
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

13.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The unaudited quarterly financial data for December 31, 1999 and 2000 consists of the following:

                                                 FIRST        SECOND       THIRD        FOURTH
                           2000                 QUARTER      QUARTER      QUARTER       QUARTER        TOTAL
                           ----                 --------     --------     --------     ---------     ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                --------------------------------------------------------------

                  Net revenues                  $ 87,890     $ 91,135     $ 91,504     $  92,843     $ 363,372
                                                ========     ========     ========     =========     =========

                  Net loss                      $ (8,574)    $ (5,830)    $ (5,409)    $ (11,853)(1) $ (31,666)
                                                ========     ========     ========     =========     =========

                  Basic loss per share          $   (.55)    $   (.37)    $   (.35)    $    (.74)(1) $   (2.01)
                                                ========     ========     ========     =========     =========

                  Diluted loss per share        $   (.55)    $   (.37)    $   (.35)    $    (.74)(1) $   (2.01)
                                                ========     ========     ========     =========     =========

                                                 FIRST        SECOND       THIRD        FOURTH
                           1999                 QUARTER      QUARTER      QUARTER       QUARTER        TOTAL
                           ----                 --------     --------     --------     ---------     ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                --------------------------------------------------------------


                  Net revenues                  $ 91,238     $ 90,423     $ 89,312     $  86,607     $ 357,580
                                                ========     ========     ========     =========     =========

                  Net loss                      $ (5,576)    $ (4,877)    $ (5,182)    $ (84,225)(2) $ (99,860)
                                                ========     ========     ========     =========     =========

                  Basic loss per share          $   (.37)    $   (.32)    $   (.34)    $   (5.52)(2) $   (6.55)
                                                ========     ========     ========     =========     =========

                  Diluted loss per share        $   (.37)    $   (.32)    $   (.34)    $   (5.52)(2) $   (6.55)
                                                ========     ========     ========     =========     =========

                  1) Includes $7,500,000 pre-tax charge related to a provision for litigation settlement.

                  2) Includes $77,500,000 of pre-tax charges primarily related to goodwill, accounts receivable and deferred income taxes (see Note 4).

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
---------                            ----------------------

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

         3.3 Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company's Registration Statement on Form S-8 dated
                  February 16, 1993).

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

         10.4     Amendment No. 4 to 1991 Nonqualified Stock Option Plan
                  (incorporated herein by reference to Exhibit A of Schedule 14A dated April 17, 1995).

         10.5     1995 Nonqualified Stock Option Plan for Directors
                  (incorporated herein by reference to Exhibit B of Schedule 14A dated April 17, 1995).

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
---------                            ----------------------

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

         10.9     Agreement of Partnership of Homelink Home Healthcare
                  Partnership dated February 28, 1985, by and between Med-E-Quip
                  Rental and Leasing, Inc. and Homelink Home Health Care
                  Services, Inc., as amended by First Amendment to Agreement of Partnership of Homelink Home Health Care Partnership dated
                  February 28, 1988, by and between Med-E-Quip Rental and
                  Leasing, Inc. and Homelink Home Healthcare Services, Inc. and
                  Second Amendment to Agreement of Partnership of Homelink Home
                  Health Care Partnership dated October 1, 1988, by and between
                  Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health
                  Care Services, Inc. and Third Amendment to Agreement of
                  Partnership of Homelink Healthcare Partnership dated October
                  1, 1991, by and between Med-E-Quip Rental and Leasing, Inc.
                  and Homelink Home Health Care Services, Inc. (incorporated by reference to Exhibit 10.46 to the Company's Registration
                  Statement No. 33-89568 on Form S-2).

         10.10    Form of Underwriting Agreement (incorporated by reference to
                  Exhibit 1 to the Company's Registration Statement No. 33-89568 on Form S-2).

         10.11    Borrower Partnership Security Agreement dated December 28,
                  1995 by and between Bankers Trust Company and the Company
                  (incorporated by reference to Exhibit 10.69 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1995).

         10.12    Subsidiary Partnership Security Agreement dated December 28,
                  1995 by and between Bankers Trust Company and certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
---------                            ----------------------

         10.13    Amended and Restated Borrower Pledge Agreement dated December
                  28, 1995 by and between Bankers Trust Company and the Company
                  (incorporated by reference to Exhibit 10.71 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1995).

         10.14    Amended and Restated Subsidiary Pledge Agreement dated
                  December 28, 1995 by and among Bankers Trust Company and certain direct and indirect subsidiaries of the Company
                  (incorporated by reference to Exhibit 10.72 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1995).

         10.15 Subsidiary Guaranty dated October 20, 1994 by certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

         10.16 Lease and addendum as amended dated October 25, 1995 by and between Principal Mutual Life Insurance Company and American
                  HomePatient, Inc. (incorporated by reference to Exhibit 10.47 to the Company's Report on Form 10-K for the year ended
                  December 31, 1996).

         10.17    Amendment No. 7 to 1991 Nonqualified Stock Option Plan
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Report on Form 10-Q for the quarter ended March 31, 1998).

         10.18    Employment Agreement effective December 1, 2000 between the
                  Company and Joseph F. Furlong, III (incorporated by reference to Exhibit 10.57 to the Company's Report on Form 10-K for the year ended December 31, 2000).

         10.19 Employment Agreement dated January 1, 2001 between the Company and Marilyn O'Hara (incorporated by reference to Exhibit 10.58 to the Company's Report on Form 10-K for the year ended
                  December 31, 2000).

         10.20 Employment Agreement dated January 1, 2001 between the Company and Thomas E. Mills (incorporated by reference to Exhibit
                  10.59 to the Company's Report on Form 10-K for the year ended
                  December 31, 2000).

         10.21    Fifth Amended and Restated Credit Agreement dated June 12,
                  2001 by and among American HomePatient, Inc., the Lenders named therein and Bankers Trust Company.

         10.22    Form of Promissory Note dated May 25, 2001 by and between
                  American HomePatient, Inc. and each of Bankers Trust Company,
                  Longacre Master Fund Ltd. and Citibank, N.A.

         10.23    Warrant Agreement dated June 12, 2001 by and among American
                  HomePatient, Inc., the Lenders and Bankers Trust Company.

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
---------                            ----------------------

         21 Subsidiary List (incorporated by reference to Exhibit 21 to the Company's Report on Form 10-K for the year ended December
                  31, 2000).

         23.1     Consent of Arthur Andersen LLP.

         99.1     Press Release.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

to American HomePatient, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements, as restated, included in American HomePatient, Inc. and subsidiaries' annual report to shareholders in this Form 10-K/A, and have issued our report thereon, dated March 6, 2001 (except with respect to the matters discussed in Notes 2 and 7, as to which the date is June 8, 2001 and the matter discussed in Note 8, as to which the date is June 11, 2001). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of American HomePatient, Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                    /s/ ARTHUR ANDERSEN LLP

Nashville, Tennessee
March 6, 2001 (except with respect to the matters discussed in Notes 2 and 7, as to which the date is June 8, 2001 and the matter discussed in Note 8, as to which the date is June 11, 2001)

                           AMERICAN HOMEPATIENT, INC.

                     SCHEDULE II - VALUATION AND QUALIFYING
          Accounts For the Years Ended December 31, 1998, 1999 and 2000

               Column A                    Column B                     Column C                    Column D       Column E
               --------                    --------                     --------                  -------------   -----------
                                                                       Additions
                                                        ---------------------------------------
                                          Balance at                    Charged                                    Balance at
                                          Beginning       Bad Debt      to Other                                     End of
             Description                  of Period       Expense       Accounts       Other      Deductions(3)      Period
             -----------                 -----------    -----------    ----------    ----------   -------------   -----------

FOR THE YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts          $56,876,000    $23,449,000    $       --    $3,766,000(1) $43,229,000    $40,862,000
                                         -----------    -----------    ----------    ----------    -----------    -----------

FOR THE YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts          $41,147,000    $35,729,000    $       --    $1,045,000(1) $21,045,000    $56,876,000
                                         -----------    -----------    ----------    ----------    -----------    -----------

FOR THE YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts          $43,862,000    $29,857,000    $       --    $  868,295(2) $33,440,295    $41,147,000
                                         -----------    -----------    ----------    ----------    -----------    -----------

(1) Amounts recorded as a result of dissolving and consolidating previously 50% owned joint ventures.

(2)      Amounts recorded in connection with acquisitions.

(3)      Amounts written off as uncollectible accounts, net of recoveries.