Form 10-Q/A
period 2001-03-31
AMERICAN HOMEPATIENT INC
filed 2001-06-29
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

CHECK ONE                          FORM 10-Q/A

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

                                   16,327,389
--------------------------------------------------------------------------------

      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF JUNE 21, 2001)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 31

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                          December 31,              March 31,
                                                                              2000                    2001
                                                                         -------------           -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $  12,081,000           $  15,107,000
  Restricted cash                                                              179,000                   6,000
  Accounts receivable, less allowance for doubtful accounts
    of $40,862,000 and $38,724,000, respectively                            75,465,000              73,235,000
  Inventories                                                               15,522,000              13,999,000
  Prepaid expenses and other current assets                                  1,489,000               1,575,000
                                                                         -------------           -------------
        Total current assets                                               104,736,000             103,922,000
                                                                         -------------           -------------

PROPERTY AND EQUIPMENT, at cost                                            184,661,000             185,426,000
  Less accumulated depreciation and amortization                          (131,663,000)           (134,196,000)
                                                                         -------------           -------------
        Property and equipment, net                                         52,998,000              51,230,000
                                                                         -------------           -------------

OTHER ASSETS
  Excess of cost over fair value of net assets acquired, net               197,491,000             196,072,000
  Investment in joint ventures                                               7,918,000               8,698,000
  Deferred financing costs, net                                              3,269,000               2,763,000
  Other assets, net                                                         12,102,000              11,878,000
                                                                         -------------           -------------
        Total other assets                                                 220,780,000             219,411,000
                                                                         -------------           -------------
                                                                         $ 378,514,000           $ 374,563,000
                                                                         =============           =============

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                   (Continued)

                                                                          December 31,             March 31,
                                                                              2000                    2001
                                                                         -------------           -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt and capital leases                   $   2,679,000           $  14,267,000
  Accounts payable                                                          16,449,000              15,691,000
  Other payables                                                             2,478,000               2,727,000
  Accrued expenses:
    Payroll and related benefits                                             8,204,000               8,226,000
    Interest                                                                 1,748,000               5,048,000
    Insurance                                                                5,162,000               5,695,000
    Other                                                                   13,345,000              12,500,000
                                                                         -------------           -------------
        Total current liabilities                                           50,065,000              64,154,000
                                                                         -------------           -------------

NONCURRENT LIABILITIES
  Long-term debt and capital leases, less current portion                  296,473,000             284,802,000
  Other noncurrent liabilities                                               5,737,000               5,763,000
                                                                         -------------           -------------
        Total noncurrent liabilities                                       302,210,000             290,565,000
                                                                         -------------           -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized 5,000,000 shares;
    none issued and outstanding                                                     --                      --
  Common stock, $.01 par value; authorized 35,000,000
    shares; issued and outstanding, 15,856,000 and
    16,327,000 shares, respectively                                            159,000                 163,000
  Paid-in capital                                                          173,777,000             173,975,000
  Accumulated deficit                                                     (147,697,000)           (154,294,000)
                                                                         -------------           -------------
        Total shareholders' equity                                          26,239,000              19,844,000
                                                                         -------------           -------------
                                                                         $ 378,514,000           $ 374,563,000
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

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                          Three Months Ended March 31
                                                                      -----------------------------------
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

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Three Months Ended March 31
                                                                          ---------------------------------
                                                                              2000                  2001
                                                                          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $(8,574,000)          $(6,597,000)
  Adjustments to reconcile net loss
    to net cash provided from (used in) operating activities:
      Depreciation and amortization                                         9,773,000             7,876,000
      Amortization of deferred financing costs                                438,000               639,000
      Equity in earnings of unconsolidated joint ventures                    (216,000)             (508,000)
      Minority interest                                                        41,000                71,000

  Change in assets and liabilities, net of effects from
    acquisitions:
      Restricted cash                                                              --               173,000
      Accounts receivable, net                                                416,000             2,230,000
      Inventories                                                           2,012,000             1,523,000
      Prepaid expenses and other current assets                               (11,000)              (86,000)
      Income tax payable                                                      209,000                89,000
      Accounts payable, other payables and accrued expenses                (7,679,000)            2,412,000
      Other non current liabilities                                            53,000                18,000
      Other assets                                                             77,000               199,000
                                                                          -----------           -----------
        Net cash provided from (used in) operating activities              (3,461,000)            8,039,000
                                                                          ===========           ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from joint venture dissolutions                                    737,000                    --
  Additions to property and equipment, net                                 (4,651,000)           (4,664,000)
  Distributions from (advances to) unconsolidated joint
    ventures, net                                                            (387,000)             (272,000)
  Distributions to minority interest owners                                   (20,000)              (63,000)
                                                                          -----------           -----------
        Net cash used in investing activities                              (4,321,000)           (4,999,000)
                                                                          ===========           ===========

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (Continued)

                                                                Three Months Ended March 31
                                                            -----------------------------------
                                                                2000                   2001
                                                            ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt and capital leases               (7,092,000)               (83,000)
  Proceeds from issuance of debt                                 377,000                     --
  Proceeds from Employee Stock Purchase Plan                     168,000                202,000
  Deferred financing costs                                    (1,041,000)              (133,000)
                                                            ------------           ------------
        Net cash used in financing activities                 (7,588,000)               (14,000)
                                                            ------------           ------------

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                (15,370,000)             3,026,000

CASH AND CASH EQUIVALENTS, beginning of period                28,123,000             12,081,000
                                                            ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                    $ 12,753,000           $ 15,107,000
                                                            ============           ============

SUPPLEMENTAL INFORMATION:
  Cash payments of interest                                 $  7,418,000           $  6,606,000
                                                            ============           ============

  Cash payments of income taxes                             $    185,000           $    172,000
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

2.       BANK CREDIT FACILITY

The Company is the borrower under a credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of lenders (the "Lenders"). The Company's breach of several of the financial covenants in its Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to be not in compliance with certain covenants of its Credit Agreement. The Company, on June 8, 2001, entered into a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of June 21, 2001, totals $299.8 million.

Based upon the Credit Agreement default discussed above, the Company's previously issued consolidated financial statements included all debt outstanding under the Credit Agreement as a current liability at March 31, 2001. As a result of the Amended Credit Agreement, the March 31, 2001 consolidated financial statements have been restated to reflect the revised amortization schedule.

As part of the Second Amendment to the Fourth Amended and Restated Credit Agreement, the Company agreed to issue on March 31, 2001 warrants to the Lenders representing 19.999% of the Common Stock of the Company issued and outstanding as of March 31, 2001. To fulfill these obligations, warrants to purchase 3,265,315 shares of Common Stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable at any time after issuance and the remaining fifty percent will be exercisable on and after September 30, 2001 (provided loans, letters of credit or commitments have not been terminated subsequent to March 31, 2001 and prior to September 30, 2001). The exercise price of the warrants is $0.01 per share.

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

3.       GOVERNMENT INVESTIGATION

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

                                                                     (unaudited)
                                                       -----------------------------------
                                                           Three Months Ended March 31,
                                                       -----------------------------------
                                                           2000                   2001
                                                       ------------           ------------
Net loss                                               $ (8,574,000)          $ (6,597,000)
                                                       ============           ============

Weighted average common shares outstanding               15,480,000             16,352,000
Effect of dilutive options and warrants                          --                     --
                                                       ------------           ------------
Adjusted diluted common shares outstanding               15,480,000             16,352,000
                                                       ============           ============
Net loss per common share
  - Basic                                              $      (0.55)          $      (0.40)
                                                       ============           ============
  - Diluted                                            $      (0.55)          $      (0.40)
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

The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q/A INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "ESTIMATES," "PROJECTS", "MAY," "WILL", "LIKELY" AND WORDS OF SIMILAR IMPORT. SUCH STATEMENTS INCLUDE STATEMENTS CONCERNING THE COMPANY'S BUSINESS STRATEGY, OPERATIONS, COST SAVINGS INITIATIVES, FUTURE COMPLIANCE WITH ACCOUNTING STANDARDS, INDUSTRY, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, EXISTING GOVERNMENT REGULATIONS AND CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS, PROJECTIONS, FUTURE COMPLIANCE WITH BANK CREDIT FACILITY COVENANTS, LEGISLATIVE PROPOSALS FOR HEALTHCARE REFORM, THE ABILITY TO ENTER INTO JOINT VENTURES, STRATEGIC ALLIANCES AND ARRANGEMENTS WITH MANAGED CARE PROVIDERS ON AN ACCEPTABLE BASIS, AND CHANGES IN REIMBURSEMENT POLICIES. SUCH STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BECAUSE OF A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q/A. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q/A AND THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS THAT ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

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

The following table sets forth the percentage of the Company's revenues represented by each line of business for the periods presented:

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                           2000                    2001
                                                           ----                    ----
Home respiratory therapy services                           55%                      58%
Home infusion therapy services                              21                       18
Home medical equipment and medical supplies                 24                       24
                                                           ---                      ---
    Total                                                  100%                     100%
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

The following table and discussion sets forth items from the statements of operations as a percentage of revenues:

                             PERCENTAGE OF REVENUES

                                                                     Three Months Ended March 31,
                                                                  ---------------------------------
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

AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs increased from $0.4 million in 2000 to $0.6 million in 2001, an increase of $0.2 million, or 50%. This increase is primarily attributable to additional deferred financing costs associated with amendments to the Credit Agreement. In addition, in the fourth quarter of 2000, the Company recorded the estimated fair value of warrants ($686,000) to be issued to the Lenders in connection with the Second Amendment to the Credit Agreement and the related amortization of these costs using the effective interest rate method.

INTEREST. Interest expense increased from $7.5 million for the quarter ended March 31, 2000, to $10.0 million for the same period in 2001, an increase of $2.5 million, or 33%. The Company has recorded a provision of $1.6 million for default interest in the quarter ended March 31, 2001, in addition to interest due under the Bank Credit Facility prior to any events of default. However, based upon the Amended Credit Agreement signed June 8, 2001, all default rate interest was forgiven; thus, this provision for default rate interest will be reversed in the second quarter of 2001. This increase is also attributable to higher interest rates on borrowings under the Bank Credit Facility per the Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 the Company's working capital was $39.8 million and the current ratio was 1.62x as compared to working capital of $54.7 million and a current ratio of 2.09x at December 31, 2000.

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

Indebtedness under the Bank Credit Facility, as of June 21, 2001, totals $299.8 million. The Amended Credit Agreement further provides for mandatory prepayments of principal from the company's excess cash flow, as defined, or from the proceeds of the Company's sales of securities, sales of assets, tax refunds or excess casualty payments.

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

Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company is also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times Adjusted EBITDA as defined by the Amended Credit Agreement. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest is payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer has the right to borrow at the Adjusted Eurodollar Rate plus the applicable margin. All new borrowings would have to be made at the Base Lending Rate plus the applicable margin, which is a substantially higher rate of interest. As of March 31, 2001 the weighted average borrowing rate was 11.78%.

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

As part of the Second Amendment, the Company agreed to issue on March 31, 2001 warrants to the Lenders representing 19.999% of the Common Stock of the Company issued and outstanding as of March 31, 2001. To fulfill these obligations, warrants to purchase 3,265,315 shares of Common Stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable at any time after issuance and the remaining fifty percent will be exercisable on and after September 30, 2001 (provided loans, letters of credit or commitments have not been terminated subsequent to March 31, 2001 and prior to September 30, 2001). The exercise price of the warrants is $0.01 per share.

Interest was payable on borrowings under the Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Credit Agreement) plus a margin of 2.75% and 3.50%, respectively. Also, additional interest of 4.50% accrued on that portion of the Bank Credit Facility that was in excess of four times Adjusted EBITDA as defined by the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, interest was payable by the Company at 2.00% per annum in excess of the rates charged under the Bank Credit Facility and the Company no longer had the right to borrow at the Adjusted Eurodollar Rate plus the applicable margin. All new borrowings would have to be made at the Base Lending Rate plus the applicable margin, which was a substantially higher rate of interest.

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

The Company's principal capital requirements are for working capital, capital expenditures and debt service. The Company has financed and intends to continue to finance these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles. Management believes that these sources will support the Company's current level of operations as the Company maintains compliance with its debt covenants and the due dates of amounts outstanding under the Bank Credit Facility are not accelerated. Management also believes these sources are adequate to fund the Settlement in the government investigation based upon the payment terms, as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation."

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company's Bank Credit Facility provides for a floating interest rate. As of March 31, 2001, the Company had outstanding borrowings of approximately $296.6 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $2.4 million. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed.

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



                               AMERICAN HOMEPATIENT, INC.



June 29, 2001                  By: /s/ Marilyn A. O'Hara
                                  -----------------------------------------
                                  Marilyn A. O'Hara
                                  Chief Financial Officer and An Officer Duly
                                  Authorized to Sign on Behalf of the registrant

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBITS
-------   -----------------------
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