Form 10-Q
period 2001-06-30
AMERICAN HOMEPATIENT INC
filed 2001-08-14
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

CHECK ONE                          FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001
                                                  -------------
                                       OR
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


                                   16,327,389
     ----------------------------------------------------------------------

     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 9, 2001)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 36

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

ASSETS

                                                                       December 31,            June 30,
                                                                           2000                  2001
                                                                      --------------        --------------

CURRENT ASSETS
    Cash and cash equivalents                                         $   12,081,000        $   10,617,000
    Restricted cash                                                          179,000                97,000
    Accounts receivable, less allowance for doubtful accounts
       of $40,862,000 and $36,717,000, respectively                       75,465,000            69,584,000
    Inventories                                                           15,522,000            13,079,000
    Prepaid expenses and other current assets                              1,489,000             1,806,000
                                                                      --------------        --------------
          Total current assets                                           104,736,000            95,183,000
                                                                      --------------        --------------

PROPERTY AND EQUIPMENT, at cost                                          184,661,000           185,287,000
    Less accumulated depreciation and amortization                      (131,663,000)         (135,333,000)
                                                                      --------------        --------------
          Property and equipment, net                                     52,998,000            49,954,000
                                                                      --------------        --------------

OTHER ASSETS
    Excess of cost over fair value of net assets acquired, net           197,491,000           194,652,000
    Investment in joint ventures                                           7,918,000             8,266,000
    Deferred financing costs, net                                          3,269,000             3,631,000
    Other assets, net                                                     12,102,000            10,803,000
                                                                      --------------        --------------
          Total other assets                                             220,780,000           217,352,000
                                                                      --------------        --------------
                                                                      $  378,514,000        $  362,489,000
                                                                      ==============        ==============

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                   (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          December 31,            June 30,
                                                                              2000                  2001
                                                                         --------------        --------------

CURRENT LIABILITIES
    Current portion of long-term debt and capital leases                 $    2,679,000        $   14,250,000
    Accounts payable                                                         16,449,000            16,631,000
    Other payables                                                            2,478,000             2,742,000
    Accrued expenses:
       Payroll and related benefits                                           8,204,000             6,743,000
       Interest                                                               1,748,000             1,569,000
       Insurance                                                              5,162,000             5,633,000
       Other                                                                 13,345,000             7,940,000
                                                                         --------------        --------------
          Total current liabilities                                          50,065,000            55,508,000
                                                                         --------------        --------------

NONCURRENT LIABILITIES
    Long-term debt and capital leases, less current portion                 296,473,000           284,573,000
    Other noncurrent liabilities                                              5,737,000             4,674,000
                                                                         --------------        --------------
          Total noncurrent liabilities                                      302,210,000           289,247,000
                                                                         --------------        --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value; authorized 5,000,000 shares;
       none issued and outstanding                                                   --                    --
    Common stock, $.01 par value; authorized 35,000,000
       shares; issued and outstanding, 15,856,000 and
       16,327,000 shares, respectively                                          159,000               163,000
    Paid-in capital                                                         173,777,000           173,975,000
    Accumulated deficit                                                    (147,697,000)         (156,404,000)
                                                                         --------------        --------------
          Total shareholders' equity                                         26,239,000            17,734,000
                                                                         --------------        --------------
                                                                         $  378,514,000        $  362,489,000
                                                                         ==============        ==============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three Months Ended June 30             Six Months Ended June 30
                                                       -------------------------------       ---------------------------------
                                                           2000               2001               2000                2001
                                                       ------------       ------------       -------------       -------------

REVENUES
    Sales and related service revenues                 $ 42,956,000       $ 42,453,000       $  85,458,000       $  86,321,000
    Rentals and other revenues                           47,048,000         46,182,000          91,284,000          92,376,000
    Earnings from joint ventures                          1,131,000          1,140,000           2,283,000           2,199,000
                                                       ------------       ------------       -------------       -------------
          Total revenues                                 91,135,000         89,775,000         179,025,000         180,896,000
                                                       ------------       ------------       -------------       -------------

EXPENSES
    Cost of sales and related services, excluding
       depreciation and amortization                     21,179,000         21,424,000          43,005,000          43,594,000
    Operating                                            54,491,000         51,978,000         107,955,000         104,944,000
    General and administrative                            3,681,000          3,952,000           7,031,000           7,890,000
    Depreciation and amortization                         9,310,000          8,101,000          19,084,000          15,977,000
    Amortization of deferred financing costs                572,000            659,000           1,010,000           1,298,000
    Interest                                              7,582,000          5,621,000          15,044,000          15,600,000
                                                       ------------       ------------       -------------       -------------
          Total expenses                                 96,815,000         91,735,000         193,129,000         189,303,000
                                                       ------------       ------------       -------------       -------------

LOSS FROM OPERATIONS BEFORE INCOME
    TAXES                                                (5,680,000)        (1,960,000)        (14,104,000)         (8,407,000)

PROVISION FOR INCOME TAXES                                  150,000            150,000             300,000             300,000
                                                       ------------       ------------       -------------       -------------

NET LOSS                                               $ (5,830,000)      $ (2,110,000)      $ (14,404,000)      $  (8,707,000)
                                                       ============       ============       =============       =============

NET LOSS PER COMMON SHARE
       - Basic                                         $      (0.37)      $      (0.13)      $       (0.93)      $       (0.53)
                                                       ============       ============       =============       =============
       - Diluted                                       $      (0.37)      $      (0.13)      $       (0.93)      $       (0.53)
                                                       ============       ============       =============       =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
       - Basic                                           15,600,000         16,661,000          15,558,000          16,552,000
                                                       ============       ============       =============       =============
       - Diluted                                         15,600,000         16,661,000          15,558,000          16,552,000
                                                       ============       ============       =============       =============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Six Months Ended June 30
                                                                                   --------------------------------
                                                                                       2000                2001
                                                                                   ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $(14,404,000)       $ (8,707,000)
    Adjustments to reconcile net loss
      to net cash provided from (used in) operating activities:
       Depreciation and amortization                                                 19,084,000          15,977,000
       Amortization of deferred financing costs                                       1,010,000           1,298,000
       Equity in earnings of unconsolidated joint ventures                             (698,000)         (1,157,000)
       Minority interest                                                                 98,000             144,000

    Change in assets and liabilities, net of effects from joint venture dissolutions:
       Restricted cash                                                                       --              82,000
       Accounts receivable, net                                                       1,219,000           5,881,000
       Inventories                                                                    2,898,000           2,254,000
       Prepaid expenses and other current assets                                       (357,000)           (317,000)
       Income tax payable                                                               247,000          (1,714,000)
       Accounts payable, other payables and accrued expenses                         (7,198,000)         (4,414,000)
       Other non current liabilities                                                     54,000              32,000
       Other assets                                                                     173,000             136,000
                                                                                   ------------        ------------
          Net cash provided from operating activities                                 2,126,000           9,495,000
                                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of infusion centers                                                   --             189,000
    Proceeds from joint venture dissolutions                                            916,000                  --
    Additions to property and equipment, net                                         (9,514,000)        (10,046,000)
    Distributions from unconsolidated joint
       ventures, net                                                                    230,000             809,000
    Distributions to minority interest owners                                           (95,000)           (124,000)
                                                                                   ------------        ------------
       Net cash used in investing activities                                         (8,463,000)         (9,172,000)
                                                                                   ------------        ------------

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (Continued)

                                                              Six Months Ended June 30
                                                          --------------------------------
                                                              2000                2001
                                                          ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on debt and capital leases           (8,966,000)           (329,000)
    Proceeds from issuance of debt                             377,000                  --
    Proceeds from Employee Stock Purchase Plan                 168,000             202,000
    Deferred financing costs                                (1,137,000)         (1,660,000)
                                                          ------------        ------------
          Net cash used in financing activities             (9,558,000)         (1,787,000)
                                                          ------------        ------------

DECREASE IN CASH AND CASH  EQUIVALENTS                     (15,895,000)         (1,464,000)

CASH AND CASH EQUIVALENTS, beginning of period              28,123,000          12,081,000
                                                          ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                  $ 12,228,000        $ 10,617,000
                                                          ============        ============

SUPPLEMENTAL INFORMATION:
    Cash payments of interest                             $ 13,678,000        $ 15,696,000
                                                          ============        ============

    Cash payments of income taxes                         $    298,000        $  2,122,000
                                                          ============        ============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

1.       ORGANIZATION AND BACKGROUND

American HomePatient, Inc. (the "Company") was incorporated in Delaware in September 1991. The Company's principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. The Company provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the six months ended June 30, 2001, such services represented 58%, 18% and 24%, respectively of revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of June 30, 2001, the Company provided these services to patients primarily in the home through 301 centers in 38 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. From its inception through 1997 the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company's strategy shifted from acquiring new businesses to focusing more on internal growth, integrating its acquired operations and achieving operating efficiencies.

2.       BANK CREDIT FACILITY

The Company is the borrower under a credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of lenders (the "Lenders"). The Company's breach of several of the financial covenants in its Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to be not in compliance with certain covenants of its Credit Agreement. The Company, on June 8, 2001, entered into a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a balloon payment of $281.5 million on December 31, 2002. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company's excess cash flow and from the proceeds of the Company's sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of August 9, 2001, totals $298.8 million (which reflects letters of credit totaling $3.4 million, offset by mandatory prepayments and early payments of principal).

As part of the Second Amendment to the Fourth Amended and Restated Credit Agreement, the Company agreed to issue on March 31, 2001 warrants to the Lenders representing 19.999% of the Common Stock of the Company issued and outstanding as of March 31, 2001. To fulfill these obligations, warrants to purchase 3,265,315 shares of Common Stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable at any time after issuance and the remaining fifty percent will be exercisable on and after September 30, 2001 (provided loans, letters of credit or commitments have not been terminated subsequent to March 31, 2001 and prior to September 30, 2001). The exercise price of the warrants is $0.01 per share. As of August 9, 2001 these warrants have not been exercised.

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

3.       GOVERNMENT INVESTIGATION

On June 11, 2001, a settlement agreement (the "Settlement") was entered among the Company, the United States of America, acting through the United States Department of Justice ("DOJ") and on behalf of the Office of Inspector General of the Department of Health and Human Services ("OIG") and the TRICARE Management Activity, and a former Company employee, as relator. This Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator's false claim action was filed. The Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. The Company has been dealing with the issues covered by the Settlement since February 1998, when the OIG served a subpoena on the Company at its Pineville, Kentucky center. Pursuant to the Settlement, the Company made an initial payment of $3.0 million in the second quarter of 2001 and has agreed to make additional payments in the principal amount of $4.0 million, together with interest on this amount, in installments due at various times over the next 57 months. The Company has also agreed to pay the relator's attorneys fees and expenses, the amount of which will be determined by binding arbitration. The Company recorded a $7.5 million reserve in the fourth quarter of 2000 based upon the expectation of a settlement. The Settlement does not resolve the relator's claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims.

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

The Company was informed in May, 2001 that the United States government is investigating its conduct during periods after December 31, 1998, and the Company believes that this investigation was prompted by another qui tam complaint against the Company under the False Claims Act. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones investigated by the government in connection with the False Claims Act case covered by the Settlement discussed above. The Company believes that this case will be limited to allegedly improper activities occurring after December 31, 1998.

There can be no assurances as to the final outcome of the pending False Claims Act lawsuits or any pending or future investigation by the government. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of any of the pending lawsuits and investigations could have a material adverse effect on the Company.

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

                                                                        (unaudited)
                                              -----------------------------------------------------------------
                                                Three Months Ended June 30,         Six Months Ended June 30,
                                              ------------------------------      -----------------------------
                                                  2000              2001              2000              2001
                                              ------------      ------------      ------------      -----------

Net loss                                      $ (5,830,000)     $ (2,110,000)     $(14,404,000)     $(8,707,000)
                                              ============      ============      ============      ===========
Weighted average common
  shares outstanding                            15,600,000        16,661,000        15,558,000       16,552,000

Effect of dilutive options and warrants                 --                --                --               --
                                              ------------      ------------      ------------      -----------

Adjusted diluted common shares
  outstanding                                   15,600,000        16,661,000        15,558,000       16,552,000
                                              ============      ============      ============      ===========

Net loss per common share
    - Basic                                   $      (0.37)     $      (0.13)     $      (0.93)     $     (0.53)
                                              ============      ============      ============      ===========
    - Diluted                                 $      (0.37)     $      (0.13)     $      (0.93)     $     (0.53)
                                              ============      ============      ============      ===========

6.       BASIS OF FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of the Company for the six months ended June 30, 2001 and 2000 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at June 30, 2001 and the results of operations and the cash flows for the six months ended June 30, 2001 and 2000.

The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

7.       COMPREHENSIVE LOSS

Comprehensive loss for the six months ended June 30, 2001 and 2000 was comprised solely of net losses.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. The Company's implementation of SAB 101 in the fourth quarter of 2000 did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS No. 142.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $189.7 million which will be subject to the transition provisions of SFAS No. 141 and 142.

Amortization expense related to goodwill was $1.4 million and $2.8 million for the quarter and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

9.       SUBSEQUENT EVENT

In August, 2001 the Company entered into an agreement to sell substantially all of the assets of its rehab division to United Seating and Mobility, L.L.C., a Missouri limited liability company, for approximately $7.7 million. The Company's rehab division provides custom-built seating and positioning systems and custom-built wheelchairs to patients with impaired mobility, and currently generates approximately $22.0 million in annualized revenues. Proceeds from the sale will consist of approximately $7.1 million in cash and approximately $0.6 million in short term notes receivable. The transaction will be effective September 1, 2001 and is scheduled to close on or before September 30, 2001. The Company expects to record a pre-tax loss of $2.7 million related to this transaction in the third quarter.

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

GENERAL

The Company provides home health care services and products to patients through its 301 centers in 38 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors.

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

The following table sets forth the percentage of the Company's revenues represented by each line of business for the periods presented:

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                     2000        2001
                                                     ----        ----

Home respiratory therapy services                      55%         58%
Home infusion therapy services                         20          18
Home medical equipment and medical supplies            25          24
                                                     ----        ----
    Total                                             100%        100%
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

During 2000, the Company converted six of its previously 50% owned joint ventures to wholly owned operations as a result of the withdrawal of the hospital partners from the partnerships. As a result of these transactions, the results of operations of these joint ventures have been consolidated into the financial results of the Company. Previously, these joint ventures were accounted for under the equity method. In the fourth quarter of 2000, the Company and its hospital partner sold substantially all of the assets of the Amarillo, Texas partnership to a third party and discontinued operations in preparation for dissolving the Amarillo partnership in 2001. The Company did not acquire any businesses or develop any new joint ventures during 2000 and 2001 other than the conversion of previously 50% owned joint ventures to wholly owned operations.

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

The Company's operations are also subject to a series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") which apply to the Company's operation. Periodic changes have occurred from time to time since the enactment of OBRA 1987, including reimbursement reductions and changes to payment rules.

The Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims to the government for payment. False Claims Act penalties for violations can include sanctions, including civil monetary penalties. As a provider of services under the federal reimbursement programs such as Medicare, Medicaid and TRICARE (formerly CHAMPUS), the Company is subject to the anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of patients for government-reimbursed health care services. The Company may also be affected by the federal physician self-referral prohibition, known as the "Stark Law", which, with certain exceptions, prohibits physicians from referring patients to entities with which they have a financial relationship. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, under the theory that such arrangements are designed to induce or to encourage the referral of patients to a particular provider. In many states, these laws apply to services reimbursed by all payor sources.

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

In addition, the Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include:
(i) Prospective Payment System ("PPS") and Consolidated Billing requirements for skilled nursing facilities and PPS for home health agencies, which do not affect the Company directly but could affect the Company's contractual relationships with such entities (the consolidated billing requirement was subsequently reversed by the Omnibus Budget bill, signed into law by President Clinton on November 23, 1999); (ii) pilot projects in Polk County, Florida and San Antonio, Texas which began on October 1, 1999 and February 1, 2001, respectively, to determine the efficacy of competitive bidding for certain durable medical equipment ("DME"), under which Medicare reimbursements for certain items are reduced between 17% and 31% from the current fee schedules (the Company is participating in both pilot projects); and (iii) deadlines (as yet undetermined) for obtaining Medicare and Medicaid surety bonds for home health agencies and DME suppliers.

The Company is also subject to state laws governing Medicaid, professional training, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards and many of the Company's employees must maintain licenses to provide some of the services offered by the Company. Additionally, certain of the Company's employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing. Information about individuals and other health care providers who have been sanctioned or excluded from participation in government reimbursement programs is readily available on the Internet, and all health care providers, including the Company, are held responsible for carefully screening entities and individuals they employ or do business with, to avoid contracting with an excluded provider. The federal government may impose sanctions, including financial penalties, on companies that contract with excluded providers.

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

         Legal Proceedings. On June 11, 2001, a settlement agreement (the "Settlement") was entered among the Company, the United States of America, acting through the United States Department of Justice ("DOJ") and on behalf of the Office of Inspector General of the Department of Health and Human Services ("OIG") and the TRICARE Management Activity, and a former Company employee, as relator. This Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator's false claim action was filed. The Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. The Company has been dealing with the issues covered by the Settlement since February 1998, when the OIG served a subpoena on the Company at its Pineville, Kentucky center. Pursuant to the Settlement, the Company made an initial payment of $3.0 million in the second quarter of 2001 and has agreed to make additional payments in the principal amount of $4.0 million, together with interest on this amount, in installments due at various times over the next 57 months. The Company has also agreed to pay the relator's attorneys fees and expenses, the amount of which will be determined by binding arbitration. The Company recorded a $7.5 million reserve in the fourth quarter of 2000 based upon the expectation of a settlement. The Settlement does not resolve the relator's claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims.

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

The Company was informed in May, 2001 that the United States is investigating its conduct during periods after December 31, 1998, and the Company believes that this investigation was prompted by another qui tam complaint against the Company under the False Claims Act. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones investigated by the government in connection with the False Claims Act case covered by the Settlement discussed above. The Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998.

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

SUBSEQUENT EVENT

In August, 2001 the Company entered into an agreement to sell substantially all of the assets of its rehab division to United Seating and Mobility, L.L.C., a Missouri limited liability company, for approximately $7.7 million. The Company's rehab division provides custom-built seating and positioning systems and custom-built wheelchairs to patients with impaired mobility, and currently generates approximately $22.0 million in annualized revenues. Proceeds from the sale will consist of approximately $7.1 million in cash and approximately $0.6 million in short term notes receivable. The transaction will be effective September 1, 2001 and is scheduled to close on or before September 30, 2001. The Company expects to record a pre-tax loss of $2.7 million related to this transaction in the third quarter.

RESULTS OF OPERATIONS

The Company reports its revenues as follows: (i) sales and related services;
(ii) rentals and other income; and (iii) earnings from hospital joint ventures. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home medical equipment and supplies, the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. The majority of the Company's hospital joint ventures are not consolidated for financial statement reporting purposes. Earnings from hospital joint ventures represent the Company's equity in earnings from unconsolidated hospital joint ventures and management and administrative fees from unconsolidated hospital joint ventures. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Operating expenses include center labor costs, delivery expenses, selling costs, occupancy costs, costs related to rentals other than depreciation, billing center costs, provision for doubtful accounts, field management and other operating costs. General and administrative expenses include corporate and senior management expenses.

The following table and discussion sets forth items from the statements of operations as a percentage of revenues:

                                                               PERCENTAGE OF REVENUES

                                                   Three Months Ended             Six Months Ended
                                                         June 30                       June 30
                                                   -------------------           -------------------
                                                   2000          2001            2000          2001
                                                   -----         -----           -----         -----
Net Revenues                                       100.0%        100.0%          100.0%        100.0%

Costs and expenses:
  Cost of sales and related services                23.3          23.9            24.0          24.1
  Operating expenses                                59.8          57.9            60.3          58.0
  General and administrative                         4.0           4.4             3.9           4.4
  Depreciation and amortization                     10.2           9.0            10.7           8.8
  Amortization of deferred
    financing costs                                  0.6           0.7             0.6           0.7
  Interest                                           8.3           6.3             8.4           8.6
                                                   -----         -----           -----         -----
      Total costs and expenses                     106.2         102.2           107.9         104.6
                                                   -----         -----           -----         -----

  Loss from operations
    before income taxes                             (6.2)%        (2.2)%          (7.9)%        (4.6)%
                                                   =====         =====           =====         =====

The Company's operating results since 1998 have been negatively impacted by the following factors. First, the Company has been greatly impacted by the 30% reduction in Medicare oxygen reimbursement rates (25% reduction effective January 1, 1998 with an additional 5% reduction effective January 1, 1999). The Company estimates that revenue and pre-tax income have been reduced by approximately $14.5 million and $14.7 million in the six months of 2000 and 2001, respectively, as a result of the 25% and the additional 5% reductions. Second, beginning in the latter half of 1998, the Company experienced a decline in revenues attributable to the exit and de-emphasis of certain lower margin business lines and by the termination of several managed care contracts (with continued effect into 1999, 2000 and 2001). Third, the Company has halted the acquisition of home health care businesses and its joint venture development program. Fourth, accounts receivable have been adversely affected by a tougher payor environment and by process problems at the operating and billing center levels (caused by the consolidation of billing centers and employee turnover) which has resulted in higher bad debt expense in 1998 and 1999. Further, the Company's implementation of process improvements in the billing and collection functions was slower than anticipated.

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

The Company's recovery of revenues is taking longer than originally anticipated. During 2000, the Company determined that additional sales infrastructure would be required to accelerate revenue growth and in May, 2000, the Company hired a new Vice President of Sales and Marketing. Six directors of sales were subsequently hired with the directive of working in conjunction with the Vice President of Sales and Marketing and the vice presidents of the Company's geographic operating areas to facilitate the implementation of revenue growth strategies at the field level. The Company also analyzed market data and referral/utilization trends to identify a subset of approximately forty centers with the greatest potential for market share gain. The directors of sales are accountable for sales activity specifically for these "target centers". These target centers also serve as primary pilot sites for new sales and marketing initiatives. In addition, a new Director of Managed Care joined the Company at the end of 2000. With new expertise in place, the Company is now focusing its efforts on maximizing revenues both with existing and new contracts through more strategic price negotiations and improved operational strategies for implementation.

Effective April 1, 2001 rather than reporting to the area vice presidents, the Company's billing centers began reporting directly to the Corporate Reimbursement Department under the leadership of the Vice President of Reimbursement and six directors of compliance and reimbursement. This new organizational structure allows field management more time to focus on revenue growth as well as add specialized knowledge and focused management resources to the billing function.

The Company does not anticipate renewing its acquisition activities nor its joint venture development during 2001 as it continues focusing its efforts on existing operations.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

The results of operations between 2001 and 2000 are impacted by the conversions of several unconsolidated joint ventures to wholly owned businesses during 2000.

REVENUES. Revenues decreased from $91.1 million for the quarter ended June 30, 2000 to $89.8 million for the same period in 2001, a decrease of $1.3 million, or 1%. This decrease is attributable to approximately $2.0 million in revenues related to a January 1, 2001 services contract termination and $0.6 million in revenues related to the sale of two unprofitable infusion centers in April, 2001. Beginning in the second quarter of 2000, the Company consolidated six previously 50% owned joint ventures, partially offsetting the lost revenues and adding approximately $0.6 million in revenue to the current quarter. Without these occurrences, revenue for the quarter would have increased by $0.7 million compared to last year, or 1%. Following is a discussion of the components of revenues:

         Sales and Related Services Revenues. Sales and related services revenues decreased from $43.0 million for the quarter ended June 30, 2000 to $42.5 million for the same period in 2001, a decrease of $0.5 million, or 1%. This decrease is attributable to $2.0 million in lost sales revenues related to a January 1, 2001 services contract termination and $0.6 million in sales revenues related to the sale of two unprofitable infusion centers in April, 2001. These decreases were offset by additional sales revenues of approximately $0.2 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures and increased sales as a result of the Company's sales and marketing initiatives.

         Rentals and Other Revenues. Rentals and other revenues decreased from $47.0 million for the quarter ended June 30, 2000 to $46.2 million for the same period in 2001, a decrease of $0.8 million, or 2%. This decrease is attributable to a decline of approximately $1.1 million in rental revenues as a result of the loss of patients from a dissolved joint venture to a new service provider, offset by additional rental revenues of approximately $0.4 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures.

         Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures remained constant at $1.1 million for the quarter ended June 30, 2001 as compared to the same period in 2000.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $21.2 million for the quarter ended June 30, 2000 to $21.4 million for the same period in 2001, an increase of $0.2 million, or 1%. As a percentage of sales and related services revenues, cost of sales and related services increased from 49% for the quarter ended June 30, 2000 to 50% for the same period in 2001.

Recently in 2001, Dey Labs received FDA approval for "DuoNeb", a mixture of albuterol sulfate and ipratropium bromide. The Company currently compounds the drug for use in its aerosol medications business. When DuoNeb becomes commercially available, providers may be required by law to purchase the premixed drug, as the FDA prohibits compounding without a medical justification when an FDA approved drug is already commercially available. The Company expects that its costs for DuoNeb will be substantially higher than the Company's cost to compound, which may have a material impact on cost of sales and the results of operations. The Company is investigating various alternatives to minimize the potential negative impact related to the sale and marketing of DuoNeb.

OPERATING EXPENSES. Operating expenses decreased from $54.5 million for the quarter ended June 30, 2000 to $52.0 million for the same period in 2001, a decrease of $2.5 million, or 5%. This decrease is attributable to lower bad debt expense, offset somewhat by additional operating expenses of $0.4 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures. Bad debt expense was 7.6% of revenue for the quarter ended June 30, 2000 compared to 3.7% of revenue for the same period in 2001. The improvement in bad debt expense is attributable to improved cash collections resulting from the process redesign, standardization and consolidation of billing center activities. Also, in the second quarter of 2001, bad debt expense was favorably impacted by the reversal of approximately $0.7 million in previously established reserves as a result of the collection of past due balances associated with a terminated services contract. Without this reserve reversal, bad debt expense as a percentage of revenues would have been 4.5% for the second quarter of 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $3.7 million for the quarter ended June 30, 2000 to $4.0 million for the same period in 2001, an increase of $0.3 million, or 8%. As a percentage of revenues, general and administrative expenses were 4.0% and 4.4% for the quarters ended June 30, 2000 and 2001, respectively. This increase is attributable to higher personnel expenses in the quarter ended June 30, 2001 as a result of the billing initiatives, corporate compliance activities and increased marketing efforts. In addition, the Company experienced higher consulting fees, offset somewhat by lower legal fees.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased from $9.3 million for the quarter ended June 30, 2000 to $8.1 million for the same period in 2001, a decrease of $1.2 million, or 13%. This decrease is primarily attributable to lower levels of rental equipment depreciation and expenses in the quarter ended June 30, 2001 compared to the same period in 2000 primarily due to certain property and equipment becoming fully depreciated.

AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs increased from $0.6 million for the quarter ended June 30, 2000 to $0.7 million for the same period in 2001, an increase of $0.1 million or 17%. This increase is primarily attributable to additional deferred financing costs associated with amendments to the Credit Agreement. In addition, in the fourth quarter of 2000, the Company recorded the estimated fair value of warrants ($686,000) to be issued to the Lenders in connection with the Second Amendment to the Credit Agreement and the related amortization of these costs using the effective interest rate method.

INTEREST. Interest expense decreased from $7.6 million for the quarter ended June 30, 2000, to $5.6 million for the same period in 2001, a decrease of $2.0 million, or 26%. The Company had recorded a provision of $1.6 million for default rate interest in the quarter ended March 31, 2001, in addition to interest due under the Bank Credit Facility prior to any events of default. However, based upon the Amended Credit Agreement signed June 8, 2001, all default rate interest was forgiven; thus, this provision for default rate interest was reversed in the second quarter of 2001. This decrease is also attributable to reduced interest expense as a result of lower principal amounts outstanding.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

The results of operations between 2001 and 2000 are impacted by the conversions of several unconsolidated joint ventures to wholly owned businesses during 2000.

REVENUES. Revenues increased from $179.0 million for the six months ended June 30, 2000 to $180.9 million for the same period in 2001, an increase of $1.9 million, or 1%. Beginning in the second quarter of 2000 the Company consolidated six previously 50% owned joint ventures, adding approximately $3.2 million in revenue to the current six month period. This increase was offset by approximately $3.9 million in revenue related to a January 1, 2001 services contract termination and $0.6 million in revenue related to the sale of two unprofitable infusion centers in April, 2001. Without these occurrences, revenue for the quarter would have increased by $3.2 million, or 2%, compared to last year. This increase is primarily attributable to revenue growth as a result of the Company's sales and marketing initiatives. Following is a discussion of the components of revenues:

         Sales and Related Services Revenues. Sales and related services revenues increased from $85.5 million for the six months ended June 30, 2000 to $86.3 million for the same period in 2001, an increase of $0.8 million, or 1%. This increase is attributable to additional sales revenues of approximately $0.9 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures and increased sales as a result of the Company's sales and marketing initiatives, offset by $3.9 million in lost sales revenues related to a January 1, 2001 services contract termination and $1.6 million in sales revenues related to the sale of two unprofitable infusion centers in April, 2001.

         Rentals and Other Revenues. Rentals and other revenues increased from $91.3 million for the six months ended June 30, 2000 to $92.4 million for the same period in 2001, an increase of $1.1 million, or 1%. This increase is primarily attributable to additional rental revenues of approximately $2.6 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures, offset by an approximate $1.1 million decline in rental revenues in the second quarter of 2001 as a result of the loss of patients from a dissolved joint venture to a new service provider.

         Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures decreased from $2.3 million for the six months ended June 30, 2000 to $2.2 million for the same period in 2001, a decrease of $0.1 million, or 4%, which is primarily attributable to the accounting consolidation of six of the Company's previously 50% owned joint ventures. These previously 50% owned joint ventures contributed $0.3 million in earnings from hospital joint ventures to the six month period ended June 30, 2000.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $43.0 million for the six months ended June 30, 2000 to $43.6 million for the same period in 2001, an increase of $0.6 million, or 1%. As a percentage of sales and related services revenues, cost of sales and related services increased from 50% for the six months ended June 30, 2000 to 51% for the same period in 2001.

Recently in 2001, Dey Labs received FDA approval for "DuoNeb", a mixture of albuterol sulfate and ipratropium bromide. The Company currently compounds the drug for use in its aerosol medications business. When DuoNeb becomes commercially available, providers may be required by law to purchase the premixed drug, as the FDA prohibits compounding without a medical justification when an FDA approved drug is already commercially available. The Company expects that its costs for DuoNeb will be substantially higher than the Company's cost to compound, which may have a material impact on cost of sales and the results of operations. The Company is investigating various alternatives to minimize the potential negative impact related to the sale and marketing of DuoNeb.

OPERATING EXPENSES. Operating expenses decreased from $108.0 million for the six months ended June 30, 2000 to $104.9 million for the same period in 2001, a decrease of $3.1 million, or 3%. This decrease is attributable to lower bad debt expense, offset somewhat by additional operating expenses of $2.6 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures. Bad debt expense was 7.7% of revenue for the six months ended June 30, 2000 compared to 4.0% of revenue for the same period in 2001. The improvement in bad debt expense is attributable to improved cash collections resulting from the process redesign, standardization and consolidation of billing center activities. Also, in the second quarter of 2001, bad debt expense was favorably impacted by the reversal of approximately $0.7 million in previously established reserves as a result of the collection of past due balances associated with a terminated services contract. Without this reserve reversal, bad debt expense as a percentage of revenues would have been 4.4% for the six months ended June 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $7.0 million for the six months ended June 30, 2000 to $7.9 million for the same period in 2001, an increase of $0.9 million, or 13%. As a percentage of revenues, general and administrative expenses were 3.9% and 4.4% for the six months ended June 30, 2000 and 2001, respectively. This increase is attributable to higher personnel expenses in the six months ended June 30, 2001 as a result of the billing initiatives, corporate compliance activities and increased marketing efforts. In addition, the Company experienced higher consulting fees, offset somewhat by lower legal fees.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased from $19.1 million for the six months ended June 30, 2000 to $16.0 million for the same period in 2001, a decrease of $3.1 million, or 16%. This decrease is primarily attributable to lower levels of rental equipment depreciation and expenses in the six months ended June 30, 2001 compared to the same period in 2000 primarily due to certain property and equipment becoming fully depreciated.

AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs increased from $1.0 million for the six months ended June 30, 2000 to $1.3 million for the same period in 2001, an increase of $0.3 million, or 30%. This increase is primarily attributable to additional deferred financing costs associated with amendments to the Credit Agreement. In addition, in the fourth quarter of 2000, the Company recorded the estimated fair value of warrants ($686,000) to be issued to the Lenders in connection with the Second Amendment to the Credit Agreement and the related amortization of these costs using the effective interest rate method.

INTEREST. Interest expense increased from $15.0 million for the six months ended June 30, 2000, to $15.6 million for the same period in 2001, an increase of $0.6 million, or 4%. This increase is attributable to higher interest rates on borrowings under the Bank Credit Facility per the Credit Agreement. Effective September, 2000 the Company is required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding that is in excess of four times Adjusted EBITDA, as defined by the Third Amendment to the Fourth Amended and Restated Credit Agreement and the Amended Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001 the Company's working capital was $39.7 million and the current ratio was 1.71x as compared to working capital of $54.7 million and a current ratio of 2.09x at December 31, 2000.

The Company is the borrower under a credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of Lenders (the "Lenders"). The Company's breach of several of the financial covenants in its Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to be not in compliance with certain covenants of its Credit Agreement. The Company, on June 8, 2001, entered into a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a balloon payment of $281.5 million on December 31, 2002. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company's excess cash flow and from the proceeds of the Company's sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of August 9, 2001, totals $298.8 million (which reflects letters of credit totaling $3.4 million, offset by mandatory prepayments and early payments of principal).

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

The Amended Credit Agreement also contains restrictions which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company is not permitted to make acquisitions or investments in joint ventures without the consent of Lenders holding a majority of the lending commitments under the Bank Credit Facility. In addition, proceeds of all of the Company's accounts receivable are transferred daily into a bank account at PNC Bank, N.A. which, under the terms of a Concentration Bank Agreement, requires that all amounts in excess of $3.0 million be transferred to an account at Bankers Trust Company in the Company's name. Upon occurrence of an event of default under the Amended Credit Agreement, the Lenders have the right to instruct PNC Bank, N.A. and Bankers Trust Company to cease honoring any drafts under the accounts and apply all amounts in the bank accounts against the indebtedness owed to the Lenders.

Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. As of June 30, 2001 the weighted average borrowing rate was 10.1%. The Company is also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times Adjusted EBITDA as defined by the Amended Credit Agreement. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest is payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer has the right to borrow at the Adjusted Eurodollar Rate plus the applicable margin. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, new borrowings would have to be made at the Base Lending Rate plus the applicable margin, which is a substantially higher rate of interest.

The Company was required to issue on March 31, 2001 warrants to the Lenders representing 19.999% of the Common Stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of Common Stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable at any time after issuance and the remaining fifty percent will be exercisable on and after September 30, 2001 (provided loans, letters of credit or commitments have not been terminated subsequent to March 31, 2001 and prior to September 30, 2001). The exercise price of the warrants is $0.01 per share. As of August 9, 2001 these warrants have not been exercised.

Interest was payable on borrowings under the Third Amendment to the Fourth Amended and Restated Credit Agreement (the "Third Amendment"), at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Third Amendment, which was entered into on April 6, 2000) plus a margin of 2.75% and 3.50%, respectively. Also, additional interest of 4.50% accrued on that portion of the Bank Credit Facility that was in excess of four times Adjusted EBITDA as defined by the Third Amendment. Upon the occurrence and continuation of an event of default under the Third Amendment, interest was payable by the Company at 2.00% per annum in excess of the rates charged under the Bank Credit Facility and the Company no longer had the right to borrow at the Adjusted Eurodollar Rate plus the applicable margin. All new borrowings would have to be made at the Base Lending Rate plus the applicable margin, which was a substantially higher rate of interest.

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

The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company's accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $74.5 million and $68.9 million at December 31, 2000 and June 30, 2001, respectively. Average days' sales in accounts receivable was approximately 76 and 72 days at December 31, 2000 and June 30, 2001, respectively. The Company's level of DSO and net patient receivables reflect the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

Net cash provided from operating activities was $2.1 million and $9.5 million for the six months ended June 30, 2000 and 2001, respectively, which is primarily due to the current year decrease in net accounts receivable, offset by the current year payment of $3.0 million related to the government investigation and income taxes paid of $1.8 million related to a federal income tax audit assessment covering the period 1994 through 1998. Net cash used in investing activities was $8.5 million and $9.2 million for the six months ended June 30, 2000 and 2001, respectively. Capital expenditures were $9.5 million for the six months ended June 30, 2000 compared to $10.0 million for the same period in 2001, proceeds from joint venture dissolutions contributed $0.9 million in the second quarter of 2000, and the sale of two unprofitable infusion centers contributed $0.2 million in the second quarter of 2001. Net cash used in financing activities was $9.6 million and $1.8 million for the six months ended June 30, 2000 and 2001, respectively. The cash used in financing activities for the six months ended June 30, 2000 and 2001 primarily relates to proceeds from the Employee Stock Purchase Plan offset by principal payments and deferred financing costs for the Bank Credit Facility.

The Company's principal capital requirements are for working capital, capital expenditures and debt service. The Company has financed and intends to continue to finance these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles. Management believes that these sources will support the Company's current level of operations assuming the Company maintains compliance with its debt covenants and the due dates of amounts outstanding under the Bank Credit Facility are not accelerated. A principal payment of $11.6 million is due March 31, 2002 under the Bank Credit Facility. The Company intends to fund this requirement with existing cash balances and proceeds from the expected sale of its rehab division. Management also believes these sources are adequate to fund the Settlement in the government investigation based upon the payment terms, as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation."

RISK FACTORS

This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company.

         Substantial Leverage. The Company maintains a significant amount of debt pursuant to the Bank Credit Facility. If an event of default occurs under the Amended Credit Agreement or the indebtedness is not paid at maturity, the Lenders have the right to exercise remedies detailed in the Bank Credit Facility section of this document. In addition, proceeds of all of the Company's accounts receivable are transferred daily into a bank account at PNC Bank, N.A. which, under the terms of a Concentration Bank Agreement, requires that all amounts in excess of $3.0 million be transferred to an account at Bankers Trust Company in the Company's name. Upon the occurrence of an event of default under the Amended Credit Agreement, the Lenders have the right to instruct PNC Bank, N.A. and Bankers Trust Company to cease honoring any drafts under the accounts and apply all amounts in the bank accounts against the indebtedness owed to the Lenders.

Interest is payable on borrowings under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement) plus a margin of 2.75% and 3.50%, respectively. Also, additional interest of 4.50% accrues on that portion of the outstanding indebtedness of the Bank Credit Facility that is in excess of four times Adjusted EBITDA as defined by the Amended Credit Agreement. Upon the occurrence of an event of default under the Amended Credit Agreement, interest is payable by the Company at 2.00% per annum in excess of the rate provided by the Amended Credit Agreement and the Company no longer has the right to utilize the Adjusted Eurodollar Rate plus the applicable margin. Upon the occurrence of or event of default under the Amended Credit Agreement, all new loans would bear interest at the Base Lending Rate plus the applicable margin, which is currently a substantially higher rate of interest.

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

         Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. There can be no assurance that the Company is in compliance with all applicable existing laws and regulations or that the Company will be able to comply with legislative enactments of new laws or regulations. Changes in applicable laws or any failure to comply with existing or future laws, regulations or standards could have a material adverse effect on the Company's results of operations, financial condition, business or prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Government Regulation -- Legal Proceedings."

         Government Investigations and Federal False Claims Act Cases. In addition to the regulatory initiatives mentioned above, the OIG has received funding to expand and intensify its auditing of the health care industry in an effort better to detect and remedy errors in Medicare and Medicaid billing. The Company has reason to believe a qui tam complaint has been filed against the Company under the False Claims Act alleging violations of law occurring after December 31, 1998. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones alleged in the Settlement recently entered in connection with the False Claims Act case originating with the Pineville, Kentucky center described above. The Company believes that this case will be limited to allegedly improper activities occurring after December 31, 1998.

There can be no assurances as to the final outcome of the pending False Claims Act lawsuits or of any lawsuits that may be filed in the future. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of any of the pending lawsuits could have a material adverse effect on the Company. See "Business -- Government Regulation and Legal Proceedings."

         Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as days sales outstanding of 72 days as of June 30, 2001. The Company has implemented four key initiatives to improve accounts receivable performance: (i) proper staffing and training; (ii) process redesign and standardization; (iii) consolidation of billing center activities; and (iv) billing center specific goals geared toward improved cash collections and reduced accounts receivable. No assurances can be given, however, that future bad debt expense will not increase above current operating levels as a result of continuing difficulties associated with the Company's billing activities and meeting payor documentation requirements and claim submission deadlines.

         Liquidity. Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company's common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, trading of the Company's common stock is conducted on the over-the-counter market ("OTC") or, on application by broker-dealers, in the NASD's Electronic Bulletin Board using the Company's current trading symbol, AHOM. As a result of the de-listing, the liquidity of the Company's common stock and its price have been adversely affected which may have limited the Company's ability to raise additional capital.

         Infrastructure. As the Company continues to refine its business model, it may need to implement enhanced operational and financial systems and may require additional employees and management, and operational and financial resources. There can be no assurance that the Company will successfully (i) implement and maintain any such operational and financial systems, or (ii) apply the human, operational and financial resources needed to manage a developing and expanding business. Failure to implement such systems successfully and use such resources effectively could have a material adverse effect on the Company's results of operations, financial condition or prospects.

         Medicare Reimbursement for Oxygen Therapy and Other Services. Oxygen therapy reimbursement from Medicare accounts for approximately 27% of the Company's revenues. The Balanced Budget Act of 1997, as amended, reduced Medicare reimbursement rates for oxygen and certain oxygen equipment to 75% of 1997 levels beginning January 1, 1998 and to 70% of 1997 levels beginning January 1, 1999. Reimbursement for drugs and biologicals was reduced by 5% beginning January 1, 1998. Effective January 1, 1998, payments for parenteral and enteral nutrition ("PEN") were frozen at 1995 levels, through the year 2002. Effective October 1, 1999, Medicare established new guidelines for respiratory assist devices ("RAD"), which include continuous positive airway pressure devices, bi-level respiratory devices (without backup) and bi-level respiratory devices with back up. The changes require additional documentation in order to continue coverage on existing patients as well as new coverage and qualifying criteria for new patients. In addition, the bi-level respiratory device (without backup) was transferred from a frequently serviced item to "capped rental." Currently, respiratory assist devices account for approximately $30 million in annualized revenues. Medicare is also considering the transfer of non-invasive positive pressure ventilators from a frequently serviced item to "capped rental." The effective date of this change is unknown but could be as early as October 1, 2001. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, the Centers for Medicare and Medicaid Services ("CMS"), formerly known as the Healthcare Financing Administration ("HCFA"), will also have "inherent reasonableness" authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment if the rates are "grossly excessive" or "grossly deficient." Possible future changes in the basis for calculating Medicare's reimbursement rates for Albuterol and other respiratory medications could result in a reimbursement reduction for these products, the timing and extent of which are not known at this time. The Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. Reimbursement reductions already implemented have materially adversely affected the Company's revenues and net income, and any such future reductions could have a similar material adverse effect.

         Dependence on Reimbursement by Third-Party Payors. For the six months ended June 30, 2001, the percentage of the Company's revenues derived from Medicare, Medicaid and private pay was 49%, 10% and 41%, respectively. The revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's revenues and net income. Changes in the mix of the Company's patients among

Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company's revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix.

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

         Health Care Initiatives. The health care industry continues to undergo dramatic changes. With the change in administration, new federal health care initiatives, particularly concerning Medicare, may be launched. For example, in June of this year, Department of Health and Human Services Secretary Tommy Thompson unveiled a new name for the agency formerly known as the Health Care Financing Administration. The name change to CMS, Centers for Medicare and Medicaid Services, signals a restructuring of the agency, as well as reforms designed to make the Medicare and Medicaid programs more effective and responsive to providers and beneficiaries. There can be no assurance that other equally sweeping federal legislative and regulatory initiatives will not be adopted in the future. It is also possible that proposed federal legislation will include language which provides incentives to further encourage Medicare recipients to shift to Medicare at-risk managed care programs, potentially limiting their access to products and services provided by the Company. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of governmental health care programs or initiatives will not have a material adverse effect on the Company.

         HIPAA Compliance. HIPAA has mandated an extensive set of regulations to protect the privacy of identifiable health information, which are currently scheduled to become effective in early 2002. The Company has created a HIPAA Compliance working group that is in the process of identifying information inflow and outflow throughout the organization, which will then be analyzed to determine the appropriate privacy protections the Company will need to put in place to be HIPAA-compliant. The Company is unable to project the cost of HIPAA compliance until the assessment process is complete. Substantial changes to the Company's information management systems required for HIPAA compliance could have a material adverse effect on the Company.

         No Assurance of Growth. The Company reported a net loss of $8.7 million for the six months ended June 30, 2001. No assurance can be given that the Company will achieve profitable operations in the near term. The Company intends to expand its business primarily through internal growth of existing operations. There can be no assurance that the Company can achieve growth in revenues. The price of the Company's common stock may fluctuate substantially in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. The Company's implementation of SAB 101 in the fourth quarter of 2000 did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS No. 142.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $189.7 million which will be subject to the transition provisions of SFAS No. 141 and 142.

Amortization expense related to goodwill was $1.4 million and $2.8 million for the quarter and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company's Bank Credit Facility provides for a floating interest rate. As of June 30, 2001, the Company had outstanding borrowings of approximately $296.4 million, which excludes letters of credit totaling $3.4 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $1.2 million. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed.

                           PART II. OTHER INFORMATION

           ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The 2001 annual meeting of shareholders was held on May 31, 2001. At the meeting, the reelection of each individual nominated as a Class 1 director of the Company's Board of Directors was approved. The directors so elected are Henry T. Blackstock and Mark Manner. Continuing directors consist of: Class 2 directors, Joseph F. Furlong, III and Donald R. Millard, whose terms expire in 2003. At the meeting, the shareholders also voted in favor of approving Arthur Andersen LLP as the Company's Independent Public Accountants for the 2001 fiscal year. No other matters were voted upon at the annual meeting.

The following table sets forth the voting tabulation for each matter voted upon at the meeting:

                                 Votes          Votes          Votes                       Broker
                                  For          Against       Withheld    Abstentions     Non-Votes
                              ----------       -------       --------    -----------     ---------
Reelection of
Class 1 directors             12,404,168           N/A       286,460         N/A            N/A

Approval of Arthur
Andersen LLP as the
Company's
Independent Public
Accountants                   12,400,500       226,676        63,452         N/A            N/A

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



                               AMERICAN HOMEPATIENT, INC.



August 14, 2001                By: /s/Marilyn A. O'Hara
                                  ----------------------------------------------
                                  Marilyn A. O'Hara
                                  Chief Financial Officer and An Officer Duly
                                  Authorized to Sign on Behalf of the registrant

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