Form 10-Q
period 2001-09-30
AMERICAN HOMEPATIENT INC
filed 2001-11-14
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

CHECK ONE                           FORM 10-Q

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001
                                               ------------------
                                      OR
 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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


            5200 MARYLAND WAY, SUITE 400, BRENTWOOD, TENNESSEE 37027
            ---------------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

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

                                   16,327,389
                     ------------------------------------


    (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 8, 2001)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 38

                          PART I. FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                  ---------------------------------------------
                                   (unaudited)


ASSETS
                                                                         December 31,           September 30,
                                                                             2000                    2001
                                                                        -------------           -------------

CURRENT ASSETS
    Cash and cash equivalents                                           $  12,081,000           $  13,857,000
    Restricted cash                                                           179,000                 166,000
    Accounts receivable, less allowance for doubtful accounts
      of $40,862,000 and $34,404,000, respectively                         75,465,000              63,471,000
    Inventories                                                            15,522,000              12,248,000
    Prepaid expenses and other current assets                               1,489,000               1,743,000
                                                                        -------------           -------------
          Total current assets                                            104,736,000              91,485,000
                                                                        -------------           -------------

PROPERTY AND EQUIPMENT, at cost                                           184,661,000             179,575,000
    Less accumulated depreciation and amortization                       (131,663,000)           (131,660,000)
                                                                        -------------           -------------
          Property and equipment, net                                      52,998,000              47,915,000
                                                                        -------------           -------------

OTHER ASSETS
    Excess of cost over fair value of net assets acquired, net            197,491,000             191,088,000
    Investment in joint ventures                                            7,918,000               8,200,000
    Deferred financing costs, net                                           3,269,000               3,290,000
    Other assets, net                                                      12,102,000              10,682,000
                                                                        -------------           -------------
          Total other assets                                              220,780,000             213,260,000
                                                                        -------------           -------------
                                                                        $ 378,514,000           $ 352,660,000
                                                                        =============           =============



                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                  ---------------------------------------------
                                   (unaudited)
                                   (Continued)


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                       December 31,          September 30,
                                                                          2000                    2001
                                                                     -------------           -------------

CURRENT LIABILITIES
    Current portion of long-term debt and capital leases             $   2,679,000           $   7,435,000
    Accounts payable                                                    16,449,000              17,388,000
    Other payables                                                       2,478,000               3,295,000
    Accrued expenses:
       Payroll and related benefits                                      8,204,000               9,604,000
       Interest                                                          1,748,000               1,170,000
       Insurance                                                         5,162,000               6,137,000
       Other                                                            13,345,000               8,295,000
                                                                     -------------           -------------
          Total current liabilities                                     50,065,000              53,324,000
                                                                     -------------           -------------

NONCURRENT LIABILITIES
    Long-term debt and capital leases, less current portion            296,473,000             282,734,000
    Other noncurrent liabilities                                         5,737,000               4,723,000
                                                                     -------------           -------------
          Total noncurrent liabilities                                 302,210,000             287,457,000
                                                                     -------------           -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value; authorized 5,000,000
       shares; none issued and outstanding                                      --                      --
    Common stock, $.01 par value; authorized 35,000,000
       shares; issued and outstanding, 15,856,000 and
       16,327,000 shares, respectively                                     159,000                 163,000
    Paid-in capital                                                    173,777,000             173,975,000
    Accumulated deficit                                               (147,697,000)           (162,259,000)
                                                                     -------------           -------------
          Total shareholders' equity                                    26,239,000              11,879,000
                                                                     -------------           -------------
                                                                     $ 378,514,000           $ 352,660,000
                                                                     =============           =============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             -------------------------------------------------------
                                   (unaudited)

                                                       Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                       ----------------------------          ---------------------------
                                                           2000              2001              2000              2001
                                                       -----------       -----------       ------------       ------------

REVENUES
    Sales and related service revenues                 $42,914,000       $40,131,000       $128,372,000       $126,452,000
    Rentals and other revenues                          47,354,000        46,348,000        138,637,000        138,724,000
    Earnings from joint ventures                         1,236,000         1,136,000          3,519,000          3,335,000
                                                       -----------       -----------       ------------       ------------
          Total revenues                                91,504,000        87,615,000        270,528,000        268,511,000
                                                       -----------       -----------       ------------       ------------

EXPENSES
    Cost of sales and related services, excluding
       depreciation and amortization                    21,102,000        18,611,000         64,107,000         62,205,000
    Operating                                           53,699,000        53,183,000        161,654,000        158,127,000
    General and administrative                           4,110,000         3,792,000         11,141,000         11,682,000
    Depreciation and amortization                        9,572,000         8,109,000         28,556,000         24,086,000
    Amortization of deferred financing costs               550,000           662,000          1,660,000          1,960,000
    Interest                                             7,730,000         6,334,000         22,774,000         21,934,000
    Loss on sale of rehab centers                               --         2,629,000                 --          2,629,000
                                                       -----------       -----------       ------------       ------------
          Total expenses                                96,763,000        93,320,000        289,892,000        282,623,000
                                                       -----------       -----------       ------------       ------------

LOSS FROM OPERATIONS BEFORE INCOME
    TAXES                                               (5,259,000)       (5,705,000)       (19,364,000)       (14,112,000)

PROVISION FOR INCOME TAXES                                 150,000           150,000            450,000            450,000
                                                       -----------       -----------       ------------       ------------

NET LOSS                                               $(5,409,000)      $(5,855,000)      $(19,814,000)      $(14,562,000)
                                                       ===========       ===========       ============       ============

NET LOSS PER COMMON SHARE
       - Basic                                         $     (0.35)      $     (0.34)      $      (1.27)      $      (0.87)
                                                       ===========       ===========       ============       ============
       - Diluted                                       $     (0.35)      $     (0.34)      $      (1.27)      $      (0.87)
                                                       ===========       ===========       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
       - Basic                                          15,661,000        17,020,000         15,620,000         16,704,000
                                                       ===========       ===========       ============       ============
       - Diluted                                        15,661,000        17,020,000         15,620,000         16,704,000
                                                       ===========       ===========       ============       ============


The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             -------------------------------------------------------
                                   (unaudited)


                                                                                     Nine Months Ended Sept. 30,
                                                                                 -----------------------------------
                                                                                     2000                   2001
                                                                                 ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $(19,814,000)          $(14,562,000)
    Adjustments to reconcile net loss
      to net cash provided from (used in) operating activities:
       Depreciation and amortization                                               28,556,000             24,086,000
       Amortization of deferred financing costs                                     1,660,000              1,960,000
       Equity in earnings of unconsolidated joint ventures                         (1,315,000)            (1,802,000)
       Minority interest                                                              134,000                224,000
       Loss on sale of rehab centers                                                       --              2,629,000

    Change in assets and liabilities, net of effects from joint venture dissolutions and sales of centers:
       Restricted cash                                                                     --                 13,000
       Accounts receivable, net                                                     2,566,000              6,739,000
       Inventories                                                                  2,706,000                839,000
       Prepaid expenses and other current assets                                     (163,000)              (606,000)
       Income tax payable                                                             397,000             (1,637,000)
       Accounts payable, other payables and accrued expenses                       (2,097,000)               294,000
       Other non current liabilities                                                   (9,000)               101,000
       Other assets                                                                   304,000                581,000
                                                                                 ------------           ------------
          Net cash provided from operating activities                              12,925,000             18,859,000
                                                                                 ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of centers                                                         --              7,825,000
    Proceeds from joint venture dissolutions                                          931,000                     --
    Additions to property and equipment, net                                      (13,877,000)           (15,443,000)
    Distributions from unconsolidated joint
       ventures, net                                                                1,319,000              1,520,000
    Distributions to minority interest owners                                        (179,000)              (223,000)
                                                                                 ------------           ------------
       Net cash used in investing activities                                      (11,806,000)            (6,321,000)
                                                                                 ------------           ------------


                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             -------------------------------------------------------
                                   (unaudited)
                                   (Continued)


                                                               Nine Months Ended Sept. 30,
                                                           -----------------------------------
                                                                2000                   2001
                                                           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on debt and capital leases           (12,189,000)            (8,983,000)
    Proceeds from issuance of debt                              377,000                     --
    Proceeds from Employee Stock Purchase Plan                  168,000                202,000
    Deferred financing costs                                 (1,221,000)            (1,981,000)
                                                           ------------           ------------
          Net cash used in financing activities             (12,865,000)           (10,762,000)
                                                           ------------           ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (11,746,000)             1,776,000


CASH AND CASH EQUIVALENTS, beginning of period               28,123,000             12,081,000
                                                           ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                   $ 16,377,000           $ 13,857,000
                                                           ============           ============

SUPPLEMENTAL INFORMATION:
    Cash payments of interest                              $ 21,619,000           $ 22,419,000
                                                           ============           ============

    Cash payments of income taxes                          $    300,000           $  2,195,000
                                                           ============           ============



The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

        1.      ORGANIZATION AND BACKGROUND

        American HomePatient, Inc. (the "Company") was incorporated in Delaware in September 1991. The Company's principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. The Company provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the nine months ended September 30, 2001, such services represented 59%, 17% and 24%, respectively of revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of September 30, 2001, the Company provided these services to patients primarily in the home through 293 centers in 36 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. From its inception through 1997 the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company's strategy shifted from acquiring new businesses to focusing more on internal growth, integrating its acquired operations and achieving operating efficiencies.

        2.      BANK CREDIT FACILITY

        The Company is the borrower under a credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of lenders (the "Lenders"). The Company's breach of several of the financial covenants in its Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to be not in compliance with certain covenants of its Credit Agreement. The Company, on June 8, 2001, entered into a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a balloon payment of $281.5 million on December 31, 2002. As of November 8, 2001 the Company has paid the $750,000 principal payment due on September 30, 2001, as well as the $750,000 principal payment due on December 31, 2001 and $9.3 million of the $11.6 million principal payment due on March 31, 2002. However, there currently is no commitment as to how the balloon payment due on December 31, 2002 will be satisfied. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company's excess cash flow and from the proceeds of the Company's sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of November 8, 2001, totals $289.2 million (which includes letters of credit totaling $3.4 million).

        As part of the Second Amendment to the Fourth Amended and Restated Credit Agreement, the Company agreed to issue on March 31, 2001 warrants to the Lenders representing 19.999% of the Common Stock of the Company issued and outstanding as of March 31, 2001. To fulfill these obligations, warrants to purchase 3,265,315 shares of Common Stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable at any time after issuance and the remaining fifty percent are exercisable on and after September 30, 2001. The exercise price of the warrants is $0.01 per share. As of November 8, 2001 these warrants have not been exercised.

        Management's cash flow projections and related operating plans indicate the Company can remain in compliance with the new financial covenants under the Amended Credit Agreement and meet its expected obligations throughout 2001. However, as with all projections, there is uncertainty as to whether management's projections can be achieved. In any event of noncompliance or default under the Amended Credit Agreement, the Lenders have the ability to demand payment of all outstanding amounts and there is currently no commitment as to how any such demand would be satisfied by the Company. Any demands for repayment by the Lenders, or the inability to obtain waivers in the event of noncompliance with covenants, or the inability to refinance the related debt upon maturity at December 31, 2002 would have a material adverse impact on the financial position, results of operations and cash flows of the Company. There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations, especially those obligations due at maturity of the Bank Credit Facility.

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

        The Company also was named as a defendant in two other False Claims Act cases. In each of those cases the DOJ declined to intervene and such cases were subsequently dismissed in March 2001. The first of these cases, United States ex. rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on the motion of the Company on March 9, 2001. Mr. Corsello has appealed the dismissal and the parties are awaiting the court's decision in the case. The Company cannot predict when the appeals court decision will be handed down, or the outcome of the appeal. Mr. Corsello's qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The other case, United States ex. rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison's own motion on March 22, 2001. Since that date, the Company has not been served with any additional papers in this case. Mr. Hutchison's qui tam complaint alleged that the Company and numerous other unrelated defendants filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary.

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

        4.      MEDICARE REIMBURSEMENT ISSUES

        The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") with an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 27% of the Company's year-to-date revenues and will account for approximately 29% of the Company's ongoing revenues following the September 2001 sale of the rehab centers (See Note 5). In January 2001, federal legislation was signed into law that provided for a one-time increase beginning July 1, 2001 in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index (CPI). The Company estimates that this CPI increase will increase revenue and pre-tax income by approximately $1.0 million over the third and fourth quarters of 2001 and $1.0 million on an annual basis thereafter.

        5.      SALES OF ASSETS OF CENTERS

        In the quarter ended September 30, 2001, the Company recorded a pre-tax loss of $2.6 million related to the sale of the assets of its rehab centers. Effective September 1, 2001, the Company sold substantially all of the assets of its rehab centers to United Seating and Mobility, L.L.C., a Missouri limited liability company. United Seating and Mobility, L.L.C. is owned in part by a former employee of the rehab centers, who is no longer an employee of the Company effective with the sale. The rehab centers were sold for approximately $7.7 million, of which $7.2 million was received in cash at closing with the remainder to be paid on February 28, 2002. The cash proceeds of the sale were used to pay down debt under the Company's Bank Credit Facility. The rehab centers provided custom-built seating and positioning systems and custom-built wheelchairs to patients with impaired mobility and generated approximately $22.0 million in annualized revenues with minimal earnings before interest, taxes, depreciation and amortization.

        In addition, the Company sold two unprofitable infusion centers in April, 2001 and an unprofitable respiratory and home medical equipment center in July, 2001 for approximately $0.6 million in cash. The cash proceeds of these sales were used to pay down debt under the Company's Bank Credit Facility.

        6.      EARNINGS PER SHARE

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


                                                                                (unaudited)
                                                     -------------------------------------------------------------------
                                                      Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                     -----------------------------       -------------------------------
                                                         2000              2001               2000               2001
                                                     -----------       -----------       ------------       ------------

        Net loss                                     $(5,409,000)      $(5,855,000)      $(19,814,000)      $(14,562,000)
                                                     ===========       ===========       ============       ============
        Weighted average common
        shares outstanding                            15,661,000        17,020,000         15,620,000         16,704,000
                                                     -----------       -----------       ------------       ------------

        Effect of dilutive options and warrants               --                --                 --                 --

        Adjusted diluted common shares
            outstanding                               15,661,000        17,020,000         15,620,000         16,704,000
                                                     ===========       ===========       ============       ============

        Net loss per common share
            - Basic                                  $     (0.35)      $     (0.34)      $      (1.27)      $      (0.87)
                                                     ===========       ===========       ============       ============
            - Diluted                                $     (0.35)      $     (0.34)      $      (1.27)      $      (0.87)
                                                     ===========       ===========       ============       ============

        7.      BASIS OF FINANCIAL STATEMENTS

        The interim condensed consolidated financial statements of the Company for the nine months ended September 30, 2001 and 2000 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at September 30, 2001 and the results of operations and the cash flows for the nine months ended September 30, 2001 and 2000.

        The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

        Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

        8.      COMPREHENSIVE LOSS

        Comprehensive loss for the nine months ended September 30, 2001 and 2000 was comprised solely of net losses.

        9.      NEW FINANCIAL ACCOUNTING STANDARDS

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

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $189.7 million which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $1.4 million and $4.2 million for the quarter and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the future adoption of SFAS 143 to have a material effect on its financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company has not yet determined the impact of the January, 2002 adoption of SFAS 144 on its financial position or results of operations.

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

        GENERAL

        The Company provides home health care services and products to patients through its 293 centers in 36 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors.

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

        The following table sets forth the percentage of the Company's revenues represented by each line of business for the periods presented:

                                                             Nine Months Ended Sept. 30,
                                                             ---------------------------
                                                               2000               2001
                                                               ----               ----

       Home respiratory therapy services                        56%                59%
       Home infusion therapy services                           20                 17
       Home medical equipment and medical supplies              24                 24
                                                               ---                ---
           Total                                               100%               100%
                                                               ===                ===


        Prior to 1998, the Company had significantly expanded its operations through a combination of home health care acquisitions and joint ventures and strategic alliances with integrated health care delivery systems, as well as internal growth. In 1998, the Company purposefully slowed its growth by acquisitions compared to prior years to focus more on existing operations. As amended, the Company's Credit Agreement requires bank consent for acquisitions or investments in new joint ventures.

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

        The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a Certificate for Medical Necessity ("CMN") signed by a physician. In January, 1999, the OIG published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan. The Company has created and implemented a compliance program, which it believes meets the elements of the OIG's Model Plan for the industry. As part of its compliance program, the Company performs internal audits of the adequacy of billing documentation. The Company's policy is to voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that are identified in this process and that cannot be corrected. The Company periodically reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations; however, certain proceedings have been and may in the future be commenced against the Company alleging violations of applicable laws governing the operation of the Company's business and its billing practices. There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards.

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

        The Company also was named as a defendant in two other False Claims Act cases. In each of those cases the DOJ declined to intervene and such cases were subsequently dismissed in March 2001. The first of these cases, United States ex. rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on the motion of the Company on March 9, 2001. Mr. Corsello has appealed the dismissal and the parties are awaiting the court's decision in the case. The Company cannot predict when the appeals court decision will be handed down, or the outcome of the appeal. Mr. Corsello's qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The other case, United States ex. rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison's own motion on March 22, 2001. Since that date, the Company has not been served with any additional papers in this case. Mr. Hutchison's qui tam complaint alleged that the Company and numerous other unrelated defendants filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary.

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

        MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

        The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 (the "Medicare Oxygen Reimbursement Reduction") with an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 27% of the Company's year-to-date revenues and will account for approximately 29% of the Company's ongoing revenues following the September 2001 sale of the rehab centers. In January 2001, federal legislation was signed into law that provided for a one-time increase beginning July 1, 2001 in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index (CPI). The Company estimates that this CPI increase will increase revenue and pre-tax income by approximately $1.0 million over the third and fourth quarters of 2001 and $1.0 million on an annual basis thereafter.

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

        In the quarter ended September 30, 2001, the Company recorded a pre-tax loss of $2.6 million related to the sale of the assets of its rehab centers. Effective September 1, 2001, the Company sold substantially all of the assets of its rehab centers to United Seating and Mobility, L.L.C., a Missouri limited liability company. United Seating and Mobility, L.L.C. is owned in part by a former employee of the rehab centers, who is no longer an employee of the Company effective with the sale. The rehab centers were sold for approximately $7.7 million, of which $7.2 million was received in cash at closing with the remainder to be paid on February 28, 2002. The cash proceeds of the sale were used to pay down debt under the Company's Bank Credit Facility. The rehab centers provided custom-built seating and positioning systems and custom-built wheelchairs to patients with impaired mobility and generated approximately $22.0 million in annualized revenues with minimal earnings before interest, taxes, depreciation and amortization.

        In addition, the Company sold two unprofitable infusion centers in April, 2001 and an unprofitable respiratory and home medical equipment center in July, 2001 for approximately $0.6 million in cash. The cash proceeds of these sales were used to pay down debt under the Bank Credit Facility.

        The following table and discussion sets forth items from the statements of operations, excluding the previously discussed non-recurring charge, as a percentage of revenues:

                             PERCENTAGE OF REVENUES
                        (EXCLUDING NON-RECURRING CHARGE)

                                                      Three Months Ended                Nine Months Ended
                                                          September 30                    September 30
                                                     ---------------------           ---------------------
                                                      2000            2001            2000            2001
                                                     -----           -----           -----           -----
         Revenues                                    100.0%          100.0%          100.0%          100.0%

         Costs and expenses:
             Cost of sales and related
                services                              23.1            21.2            23.7            23.2
             Operating expenses                       58.7            60.7            59.8            58.9
             General and administrative                4.5             4.3             4.1             4.4
             Depreciation and amortization            10.4             9.3            10.6             8.9
             Amortization of deferred
                financing costs                        0.6             0.8             0.6             0.7
             Interest                                  8.4             7.2             8.4             8.2
                                                     -----           -----           -----           -----
                  Total costs and expenses           105.7%          103.5%          107.2%          104.3%
                                                     -----           -----           -----           -----
             Loss from operations
                before income taxes                   (5.7)%          (3.5)%          (7.2)%          (4.3)%
                                                     =====           =====           =====           =====



        The Company's operating results since 1998 have been negatively impacted by the following factors. First, the Company has been greatly impacted by the 30% reduction in Medicare oxygen reimbursement rates (25% reduction effective January 1, 1998 with an additional 5% reduction effective January 1, 1999). The Company estimates that revenue and pre-tax income have been reduced by approximately $21.9 million in the nine months of 2000 and 2001, as a result of the 25% and the additional 5% reductions. Second, beginning in the latter half of 1998, the Company experienced a decline in revenues attributable to the exit and de-emphasis of certain lower margin business lines and by the termination of several managed care contracts (with continued effect into 1999, 2000 and 2001). Third, the Company has halted the acquisition of home health care businesses and its joint venture development program. Fourth, accounts receivable have been adversely affected by a tougher payor environment and by process problems at the operating and billing center levels (caused by the consolidation of billing centers and employee turnover) which has resulted in higher bad debt expense in 1998 and 1999. Further, the Company's implementation of process improvements in the billing and collection functions was slower than anticipated.

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

        THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

        The results of operations between 2001 and 2000 are impacted by the conversions of several unconsolidated joint ventures to wholly owned businesses during 2000, as well as the asset sales of several centers in 2001.

        REVENUES. Revenues decreased from $91.5 million for the quarter ended September 30, 2000 to $87.6 million for the same period in 2001, a decrease of $3.9 million, or 4%. The termination of a services contract in January, the sale of two unprofitable infusion centers in April, the sale of an unprofitable respiratory and home medical equipment center in July, and the sale of the rehab centers in September have negatively impacted current quarter revenues by approximately $4.8 million. This decrease is also attributable to a decline of approximately $0.3 million in revenues as a result of the loss of patients from a dissolved joint venture to a new service provider. Beginning in the second quarter of 2000, the Company consolidated six previously 50% owned joint ventures, partially offsetting the lost revenues and adding approximately $0.3 million in revenue to the current quarter. Without these occurrences, revenue for the quarter would have increased by $0.9 million compared to last year, or 1%. Following is a discussion of the components of revenues:

             Sales and Related Services Revenues. Sales and related services revenues decreased from $42.9 million for the quarter ended September 30, 2000 to $40.1 million for the same period in 2001, a decrease of $2.8 million, or 7%. This decrease is attributable to approximately $2.0 million in lost sales revenues related to a January 1, 2001 services contract termination, and $2.6 million in lost sales revenues due to the sale of two unprofitable infusion centers in April, the sale of an unprofitable respiratory and home medical center in July, and the sale of the rehab centers in September. These decreases were offset by additional sales revenues of approximately $0.1 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures and increased sales as a result of the Company's sales and marketing initiatives.

             Rentals and Other Revenues. Rentals and other revenues decreased from $47.4 million for the quarter ended September 30, 2000 to $46.3 million for the same period in 2001, a decrease of $1.1 million, or 2%. This decrease is attributable to a decline of approximately $0.3 million in rental revenues as a result of the loss of patients from a dissolved joint venture to a new service provider, and $0.2 million related to the sale of an unprofitable respiratory and home medical center in July 2001. These decreases were offset by additional rental revenues of approximately $0.2 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures.

             Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures decreased slightly from $1.2 million for the quarter ended September 30, 2000 to $1.1 million for the quarter ended September 30, 2001.

        COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $21.1 million for the quarter ended September 30, 2000 to $18.6 million for the same period in 2001, a decrease of $2.5 million, or 12%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 49% for the quarter ended September 30, 2000 to 46% for the same period in 2001. This decrease is attributable to a higher level of favorable physical inventory adjustments, the Company's reassessment of required reserve levels due to additional corporate oversight of the physical inventory process, and the sale of the rehab centers, which contributed lower margins.

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

        OPERATING EXPENSES. Operating expenses decreased from $53.7 million for the quarter ended September 30, 2000 to $53.2 million for the same period in 2001, a decrease of $0.5 million, or 1%. This decrease is attributable to a reduction of $0.7 million in operating expenses as a result of the sale of the rehab centers, offset somewhat by additional operating expenses of $0.2 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures. Bad debt expense was 5.7% of revenue for the quarter ended September 30, 2000 compared to 6.1% of revenue for the same period in 2001. Bad debt expense in the current quarter reflects a temporary slow down in cash collections in September, resulting primarily from payment processing problems experienced by Texas Medicaid during the month and a general delay in payments received by the Company during the first few weeks following the September 11th terrorist attacks.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased from $4.1 million for the quarter ended September 30, 2000 to $3.8 million for the same period in 2001, a decrease of $0.3 million, or 7%. As a percentage of revenues, general and administrative expenses were 4.5% and 4.3% for the quarters ended September 30, 2000 and 2001, respectively. This decrease is attributable to lower consulting and legal fees, offset somewhat by higher personnel expenses as a result of the billing initiatives, corporate compliance activities and increased marketing efforts.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased from $9.6 million for the quarter ended September 30, 2000 to $8.1 million for the same period in 2001, a decrease of $1.5 million, or 16%. This decrease is primarily attributable to lower levels of rental equipment depreciation due to certain property and equipment becoming fully depreciated, and a lower level of unfavorable physical inventory adjustments in the quarter ended September, 2001 compared to the same period in 2000.

        AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs increased from $0.6 million for the quarter ended September 30, 2000 to $0.7 million for the same period in 2001, an increase of $0.1 million or 17%. This increase is primarily attributable to additional deferred financing costs associated with amendments to the Credit Agreement. In addition, in the fourth quarter of 2000, the Company recorded the estimated fair value of warrants ($686,000) to be issued to the Lenders in connection with the Second Amendment to the Credit Agreement and the related amortization of these costs using the effective interest rate method.

        INTEREST. Interest expense decreased from $7.7 million for the quarter ended September 30, 2000, to $6.3 million for the same period in 2001, a decrease of $1.4 million, or 18% which is attributable to reductions in the prime borrowing rate and lower principal amounts outstanding.

        NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

        The results of operations between 2001 and 2000 are impacted by the conversions of several unconsolidated joint ventures to wholly owned businesses during 2000, as well as the asset sales of several centers in 2001.

        REVENUES. Revenues decreased from $270.5 million for the nine months ended September 30, 2000 to $268.5 million for the same period in 2001, a decrease of $2.0 million, or 1%. The termination of a services contract in January, the sale of two unprofitable infusion branches in April, the sale of an unprofitable respiratory and home medical equipment branch in July, and the sale of the rehab centers in September have negatively impacted revenues by approximately $9.5 million during the first nine months of 2001. This decrease is also attributable to a decline of approximately $1.3 million in revenues as a result of the loss of patients from a dissolved joint venture to a new service provider. Beginning in the second quarter of 2000 the Company consolidated six previously 50% owned joint ventures, adding approximately $3.5 million in revenue to the current nine month period. Without these occurrences, revenue for the nine months ended September 30, 2001 would have increased by $5.3 million, or 2%, compared to the same period last year. This increase is primarily attributable to revenue growth as a result of the Company's sales and marketing initiatives. Following is a discussion of the components of revenues:

             Sales and Related Services Revenues. Sales and related services revenues decreased from $128.4 million for the nine months ended September 30, 2000 to $126.5 million for the same period in 2001, a decrease of $1.9 million, or 1%. This decrease is attributable to approximately $5.9 million in lost sales revenues related to a January 1, 2001 services contract termination, and $3.4 million in lost sales revenues due to the sale of two unprofitable infusion centers in April, the sale of an unprofitable respiratory and home medical center in July, and the sale of the rehab centers in September. These decreases were offset by additional sales revenues of approximately $1.0 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures and increased sales as a result of the Company's sales and marketing initiatives.

             Rentals and Other Revenues. Rentals and other revenues increased from $138.6 million for the nine months ended September, 2000 to $138.7 million for the same period in 2001, an increase of $0.1 million. This increase is primarily attributable to additional rental revenues of approximately $2.8 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures. This increase was offset by an approximate $1.3 million decline in rental revenues as a result of the loss of patients from a dissolved joint venture to a new service provider and $0.2 million related to the sale of an unprofitable respiratory and home medical center in July 2001.

             Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures decreased from $3.5 million for the nine months ended September 30, 2000 to $3.3 million for the same period in 2001, a decrease of $0.2 million, or 6%, which is primarily attributable to the accounting consolidation of six of the Company's previously 50% owned joint ventures. These previously 50% owned joint ventures contributed $0.3 million in earnings from hospital joint ventures to the nine month period ended September 30, 2000.

        COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $64.1 million for the nine months ended September 30, 2000 to $62.2 million for the same period in 2001, a decrease of $1.9 million, or 3%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 50% for the nine months ended September 30, 2000 to 49% for the same period in 2001. This decrease is attributable to a higher level of favorable physical inventory adjustments, the Company's reassessment of required reserve levels due to additional corporate oversight of the physical inventory process, and the sale of the rehab centers, which contributed lower margins.

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

        OPERATING EXPENSES. Operating expenses decreased from $161.7 million for the nine months ended September 30, 2000 to $158.1 million for the same period in 2001, a decrease of $3.6 million, or 2%. This decrease is attributable to lower bad debt expense and a reduction of $0.7 million in operating expenses as a result of the sale of the rehab centers, offset somewhat by additional operating expenses of $2.8 million from the accounting consolidation of six of the Company's previously 50% owned joint ventures. Bad debt expense was 7.0% of revenue for the nine months ended September 30, 2000 compared to 4.7% of revenue for the same period in 2001. The improvement in bad debt expense is attributable to improved cash collections resulting from the process redesign, standardization and consolidation of billing center activities. Also, in the second quarter of 2001, bad debt expense was favorably impacted by the reversal of approximately $0.7 million in previously established reserves as a result of the collection of past due balances associated with a terminated services contract. Without this reserve reversal, bad debt expense as a percentage of revenues would have been 5.0% for the nine months ended September 30, 2001.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $11.1 million for the nine months ended September 30, 2000 to $11.7 million for the same period in 2001, an increase of $0.6 million, or 5%. This increase is attributable to higher personnel expenses in the nine months ended September 30, 2001 as a result of the billing initiatives, corporate compliance activities and increased marketing efforts, offset by lower consulting and legal fees. As a percentage of revenues, general and administrative expenses were 4.1% and 4.4% for the nine months ended September 30, 2000 and 2001, respectively.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased from $28.6 million for the nine months ended September 30, 2000 to $24.1 million for the same period in 2001, a decrease of $4.5 million, or 16%. This decrease is primarily attributable to lower levels of rental equipment depreciation due to certain property and equipment becoming fully depreciated, and a lower level of unfavorable physical inventory adjustments in the nine months ended September 30, 2001 compared to the same period in 2000.

        AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs increased from $1.7 million for the nine months ended September 30, 2000 to $2.0 million for the same period in 2001, an increase of $0.3 million, or 18%. This increase is primarily attributable to additional deferred financing costs associated with amendments to the Credit Agreement. In addition, in the fourth quarter of 2000, the Company recorded the estimated fair value of warrants ($686,000) to be issued to the Lenders in connection with the Second Amendment to the Credit Agreement and the related amortization of these costs using the effective interest rate method.

        INTEREST. Interest expense decreased from $22.8 million for the nine months ended September 30, 2000, to $21.9 million for the same period in 2001, a decrease of $0.9 million, or 4%. This decrease is attributable to reductions in the prime borrowing rate and lower principal amounts outstanding.

        LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2001 the Company's working capital was $38.2 million and the current ratio was 1.72x as compared to working capital of $54.7 million and a current ratio of 2.09x at December 31, 2000.

        The Company is the borrower under a credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of Lenders (the "Lenders"). The Company's breach of several of the financial covenants in its Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to be not in compliance with certain covenants of its Credit Agreement. The Company, on June 8, 2001, entered into a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a balloon payment of $281.5 million on December 31, 2002. As of November 8, 2001 the Company has paid the $750,000 principal payment due on September 30, 2001 as well as the $750,000 principal payment due on December 31, 2001 and $9.3 million of the $11.6 million principal payment due on March 31, 2002. However, there currently is no commitment as to how the balloon payment due on December 31, 2002 will be satisfied. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company's excess cash flow and from the proceeds of the Company's sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of November 8, 2001, totals $289.2 million (which includes letters of credit totaling $3.4 million).

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

        Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. As of September 30, 2001 the weighted average borrowing rate was 9.8%. The Company is also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times Adjusted EBITDA as defined by the Amended Credit Agreement. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest is payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer has the right to borrow at the Adjusted Eurodollar Rate plus the applicable margin. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, new borrowings would have to be made at the Base Lending Rate plus the applicable margin, which is a substantially higher rate of interest.

        The Company was required to issue on March 31, 2001 warrants to the Lenders representing 19.999% of the Common Stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of Common Stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable at any time after issuance and the remaining fifty percent are exercisable on and after September 30, 2001. The exercise price of the warrants is $0.01 per share. As of November 8, 2001 these warrants have not been exercised.

        Management's cash flow projections and related operating plans indicate the Company can remain in compliance with the new financial covenants under the Amended Credit Agreement and meet its expected obligations throughout 2001. However, as with all projections, there is uncertainty as to whether management's projections can be achieved. In any event of noncompliance or default under the Amended Credit Agreement, the Lenders have the ability to demand payment of all outstanding amounts and there is currently no commitment as to how any such demand would be satisfied by the Company. Any demands for repayment by the Lenders, or the inability to obtain waivers in the event of noncompliance with covenants, or the inability to refinance the related debt upon maturity at December 31, 2002 would have a material adverse impact on the financial position, results of operations and cash flows of the Company. There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations, especially those obligations due upon maturity of the Bank Credit Facility.

        The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company's accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $74.5 million and $62.2 million at December 31, 2000 and September 30, 2001, respectively. The decrease in net patient accounts receivable is due in part to the sale of the rehab centers, which included net patient accounts receivable of $5.6 million. Average days' sales in accounts receivable was approximately 76 and 71 days at December 31, 2000 and September 30, 2001, respectively. The Company's level of DSO and net patient receivables reflect the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

        Net cash provided from operating activities was $12.9 million and $18.9 million for the nine months ended September 30, 2000 and 2001, respectively, which is primarily due to the current year decrease in net accounts receivable, offset by the current year payment of $3.0 million related to the government investigation and income taxes paid of $1.8 million related to a federal income tax audit assessment covering the period 1994 through 1998. Net cash used in investing activities was $11.8 million and $6.3 million for the nine months ended September 30, 2000 and 2001, respectively. Capital expenditures were $13.9 million for the nine months ended September 30, 2000 compared to $15.4 million for the same period in 2001, proceeds from joint venture dissolutions contributed $0.9 million for the nine months ended September 30, 2000, and the sale of centers contributed $7.8 million for the same period in 2001. Net cash used in financing activities was $12.9 million and $10.8 million for the nine months ended September 30, 2000 and 2001, respectively. The cash used in financing activities for the nine months ended September 30, 2000 and 2001 primarily relates to principal payments and deferred financing costs for the Bank Credit Facility offset by proceeds from the Employee Stock Purchase Plan.

        The Company's principal capital requirements are for working capital, capital expenditures and debt service. The Company has financed and intends to continue to finance these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles. Management believes that these sources will support the Company's current level of operations assuming the Company maintains compliance with its debt covenants and the due dates of amounts outstanding under the Bank Credit Facility are not accelerated. A principal payment of $11.6 million is due March 31, 2002 under the Bank Credit Facility. As of November 8, 2001 the Company has paid $9.3 million in principal towards this requirement with existing cash balances and proceeds from the sales of its centers. Management also believes these sources are adequate to fund the Settlement in the government investigation based upon the payment terms, as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation." However, the Company currently has no commitment as to how the balloon payment due on December 31, 2002 under the Bank Credit Facility will be satisfied.

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

        There can be no assurances as to the final outcome of the pending False Claims Act lawsuits or of any lawsuits that may be filed in the future. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of any of the pending lawsuits could have a material adverse effect on the Company. See "Business - Government Regulation and Legal Proceedings."

                Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as days sales outstanding of 71 days as of September 30, 2001. The Company has implemented four key initiatives to improve accounts receivable performance: (i) proper staffing and training; (ii) process redesign and standardization; (iii) consolidation of billing center activities; and (iv) billing center specific goals geared toward improved cash collections and reduced accounts receivable. No assurances can be given, however, that future bad debt expense will not increase above current operating levels as a result of continuing difficulties associated with the Company's billing activities and meeting payor documentation requirements and claim submission deadlines.

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

                Medicare Reimbursement for Oxygen Therapy and Other Services. Oxygen therapy reimbursement from Medicare accounts for approximately 27% of the Company's year-to-date revenues and will account for approximately 29% of the Company's ongoing revenues following the September 2001 sale of the rehab centers. The Balanced Budget Act of 1997, as amended, reduced Medicare reimbursement rates for oxygen and certain oxygen equipment to 75% of 1997 levels beginning January 1, 1998 and to 70% of 1997 levels beginning January 1, 1999. Reimbursement for drugs and biologicals was reduced by 5% beginning January 1, 1998. Effective January 1, 1998, payments for parenteral and enteral nutrition ("PEN") were frozen at 1995 levels, through the year 2002. Effective October 1, 1999, Medicare established new guidelines for respiratory assist devices ("RAD"), which include continuous positive airway pressure devices, bi-level respiratory devices (without backup) and bi-level respiratory devices with back up. The changes require additional documentation in order to continue coverage on existing patients as well as new coverage and qualifying criteria for new patients. In addition, the bi-level respiratory device (without backup) was transferred from a frequently serviced item to "capped rental." Currently, respiratory assist devices account for approximately $35.5 million in annualized revenues. Medicare is also considering the transfer of non-invasive positive pressure ventilators from a frequently serviced item to "capped rental." The effective date of this change is unknown. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, the Centers for Medicare and Medicaid Services ("CMS"), formerly known as the Healthcare Financing Administration ("HCFA"), will also have "inherent reasonableness" authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment if the rates are "grossly excessive" or "grossly deficient." Possible future changes in the basis for calculating Medicare's reimbursement rates for Albuterol and other respiratory medications could result in a reimbursement reduction for these products, the timing and extent of which are not known at this time. The Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. Reimbursement reductions already implemented have materially adversely affected the Company's revenues and net income, and any such future reductions could have a similar material adverse effect.

                Dependence on Reimbursement by Third-Party Payors. For the nine months ended September 30, 2001, the percentage of the Company's revenues derived from Medicare, Medicaid and private pay was 49%, 10% and 41%, respectively. The revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's revenues and net income. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company's revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix.

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

                Health Care Initiatives. The health care industry continues to undergo dramatic changes. With the change in administration, new federal health care initiatives, particularly concerning Medicare, may be launched. For example, in June of this year, Department of Health and Human Services Secretary Tommy Thompson unveiled a new name for the agency formerly known as the Health Care Financing Administration. The name change to CMS, Centers for Medicare and Medicaid Services, signaled a restructuring of the agency, as well as reforms designed to make the Medicare and Medicaid programs more effective and responsive to providers and beneficiaries. There can be no assurance that other equally sweeping federal legislative and regulatory initiatives will not be adopted in the future. It is also possible that proposed federal legislation will include language which provides incentives to further encourage Medicare recipients to shift to Medicare at-risk managed care programs, potentially limiting patient access to, and reimbursement for, products and services provided by the Company. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of governmental health care programs or initiatives will not have a material adverse effect on the Company.

                HIPAA Compliance. HIPAA has mandated an extensive set of regulations to protect the privacy of identifiable health information, which are currently scheduled to become effective in April, 2003. The Company has created a HIPAA Compliance working group that is in the process of identifying information inflow and outflow throughout the organization, which will then be analyzed to determine the appropriate privacy protections the Company will need to put in place to be HIPAA-compliant. The Company is unable to project the cost of HIPAA compliance until the assessment process is complete. Substantial changes to the Company's information management systems required for HIPAA compliance could have a material adverse effect on the Company.

                No Assurance of Growth. The Company reported a net loss of $14.6 million for the nine months ended September 30, 2001. No assurance can be given that the Company will achieve profitable operations in the near term. The Company intends to expand its business primarily through internal growth of existing operations. There can be no assurance that the Company can achieve growth in revenues. The price of the Company's common stock may fluctuate substantially in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors.

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

        NEW FINANCIAL ACCOUNTING STANDARDS

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

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $189.7 million which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $1.4 million and $4.2 million for the quarter and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the future adoption of SFAS 143 to have a material effect on its financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The Company has not yet determined the impact of the January, 2002 adoption of SFAS 144 on its financial position or results of operations.

        ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company's Bank Credit Facility provides for a floating interest rate. As of September 30, 2001, the Company had outstanding borrowings of approximately $287.8 million, which excludes letters of credit totaling $3.4 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $1.0 million. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed.


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



                                       AMERICAN HOMEPATIENT, INC.

        November 14, 2001              By: /s/Marilyn A. O'Hara
                                           ---------------------------------
                                           Marilyn A. O'Hara
                                           Chief Financial Officer and
                                           An Officer Duly
                                           Authorized to Sign on Behalf
                                           of the registrant

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