Form 10-K
period 2001-12-31
AMERICAN HOMEPATIENT INC
filed 2002-04-12
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Check One:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-19532

AMERICAN HOMEPATIENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1474680
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5200 Maryland Way, Suite 400	37027-5018
Brentwood TN	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (615) 221-8884

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

Yes   [X]                     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of April 5, 2002 was $9,329,412.

     On April 5, 2002, 16,367,389 shares of the registrant’s $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference

     The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: Portions of the Registrant’s definitive proxy statement for its 2002 Annual Meeting of Stockholders.

PART I

ITEM 1.      BUSINESS

Introductory Summary

     American HomePatient, Inc. (the “Company”) was incorporated in Delaware in September 1991. The Company’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. The Company provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of December 31, 2001, the Company provided these services to patients primarily in the home through 288 centers in 36 states. From its inception through 1997 the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company’s strategy shifted from acquiring new businesses to focusing more on internal growth, integrating its acquired operations and achieving operating efficiencies.

Recent Developments

     Bank Credit Facility. The Company is the borrower under a credit facility (the “Bank Credit Facility”) evidenced by a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) between the Company and Bankers Trust Company, as agent for a syndicate of lenders (the “Lenders”). Indebtedness under the Bank Credit Facility as of April 5, 2002 totals $280.3 million (which includes letters of credit totaling $3.4 million). The Bank Credit Facility matures on December 31, 2002, and payment of the entire outstanding balance (the “Balloon Payment”) is due at that time. Anticipated future cash flow from operations will not be sufficient to pay the Balloon Payment. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal, then the Company’s ability to make the Balloon Payment is contingent upon obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. As a result, the Company’s independent auditors have added an explanatory paragraph to their unqualified opinion covering the Company’s consolidated financial statements for the year ended December 31, 2001 that expresses substantial doubt as to the Company’s ability to continue as a going concern.

     See “Business – Risk Factors – Substantial Leverage” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     Sales of Certain Assets. In the quarter ended December 31, 2001 the Company recorded a pre-tax gain of $2.6 million (reflected in operating expense in the accompanying consolidated statements of operations) related to the sales of the assets of an infusion center and the assets of a respiratory and home medical equipment center. Effective December 2001, the assets of these centers were sold for approximately $3.4 million, of which $3.3 million was received in cash upon closing with the remainder to be paid to the Company under a note payable due on December 1, 2003. During 2001, these centers generated annualized revenues of approximately $11.2 million and annualized earnings before interest, taxes, depreciation and amortization of approximately $1.0 million. The proceeds from these sales and the proceeds from the subsequent collection by the Company of the related patient receivables were used to pay down debt under the Company’s Bank Credit Facility. In addition, the Company sold two real estate properties through sale-leaseback transactions, generating cash proceeds of approximately $1.0 million which were also used to pay down debt under the Company’s Bank Credit Facility. Under the terms of the Amended Credit Agreement, the Company was required to sell its wholly owned real estate by December 31, 2001 or grant mortgages on the real estate to the Lenders.

     In the quarter ended September 30, 2001 the Company recorded a pre-tax loss of $2.6 million (reflected in operating expense in the accompanying consolidated statements of operations) related to the sale of the assets of its rehab centers. Effective September 2001, the Company sold substantially all of the assets (including patient receivables) of its rehab centers to United Seating and Mobility, L.L.C., a Missouri limited liability company. United Seating and Mobility, L.L.C. is owned in part by a former employee of the rehab centers, who is no longer an employee of the Company effective with the sale. The rehab centers were sold for approximately $7.7 million, of which $7.2 million was received in cash upon closing with the remainder paid to the Company under a note payable on February 28, 2002. The cash proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility. The rehab centers provided custom-built seating and positioning systems and custom-built wheelchairs to patients with impaired mobility and during 2001 generated approximately $22.0 million in annualized revenues with minimal earnings before interest, taxes, depreciation and amortization.

     In addition, the Company sold the assets of two unprofitable infusion centers in April 2001 and an unprofitable respiratory and home medical equipment center in July 2001 for approximately $0.6 million in cash. During 2001, these centers generated annualized revenues of approximately $4.3 million. The proceeds from these sales and the proceeds from the subsequent collection by the Company of the related patient receivables were used to pay down debt under the Company’s Bank Credit Facility.

     Effective March 19, 2002 the Company sold the assets of an unprofitable infusion business and nursing agency for approximately $1.3 million in cash, resulting in a pre-tax gain of approximately $0.6 million. During 2001, the infusion business and nursing agency generated approximately $9.4 million in total annualized revenues. The proceeds of this sale were used to pay down debt under the Company’s Bank Credit Facility.

Business

     The Company provides home health care services and products consisting primarily of respiratory therapy services, infusion therapy services and the rental and sale of home medical equipment and home health care supplies. For the year ended December 31, 2001, such services represented 60%, 17% and 23% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. The Company’s objective is to be a leading provider of home health care products and services in the markets in which it operates. The Company’s centers are regionally located to achieve the market penetration necessary for the Company to be a cost-effective provider of comprehensive home health care services to managed care and other third-party payors.

     As of December 31, 2001, the Company provided services to patients primarily in the home through 288 centers in the following 36 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin. The Company had approximately 3,110 full-time employees and 190 part-time employees at December 31, 2001.

     Prior to 1998, the Company had significantly expanded its operations through a combination of home health care acquisitions and joint ventures and strategic alliances with integrated health care delivery systems. The Company purposefully slowed its growth through acquisitions during 1998 compared to prior years to focus more on existing operations. Since 1998, the Company has not acquired any businesses or developed any new joint ventures other than converting previously owned 50% joint ventures to wholly owned operations during 1999 and 2000. During 2001, the Company sold the assets of its rehab centers, three infusion centers, and two respiratory and home medical equipment centers for $11.1 million in cash in order to pay down the Bank Credit Facility. In addition, during 2001 the Company used $1.0 million in proceeds from the sales of its wholly owned real estate and $0.5 million in proceeds from the collection of patient receivables associated with the sold centers to pay down the Bank Credit Facility. In March 2002, the Company sold the assets of an unprofitable infusion business and nursing agency for $1.3 million in cash and used the proceeds to pay down the Bank Credit Facility.

     The Company does not anticipate renewing its acquisition or joint venture development activities during 2002 as it continues to focus its efforts on internal operational matters.

Services and Products

     The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,

	2001	2000	1999

Home respiratory therapy services	60%	56%	53%
Home infusion therapy services	17	19	21
Home medical equipment and medical supplies	23	25	26

Total	100%	100%	100%

     Home Respiratory Therapy Services. The Company provides a wide variety of home respiratory services primarily to patients with severe and chronic pulmonary diseases. Patients are referred to a Company center most often by primary care and pulmonary physicians as well as by hospital discharge planners and case managers. After reviewing pertinent medical records on the patient and confirming insurance coverage information, a Company respiratory therapist or technician visits the patient’s home to deliver and to prepare the prescribed therapy or equipment. Company representatives coordinate the prescribed therapy with the patient’s physician and train the patient and caregiver in the correct use of the equipment. For rental patients, Company representatives also make periodic follow-up visits to the home to provide additional instructions, required equipment maintenance and oxygen and other supplies.

     The respiratory services that the Company provides include the following:

•	Oxygen systems to assist patients with breathing. There are three types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary room air to provide a continuous flow of oxygen; (ii) liquid oxygen systems, which are portable, thermally-insulated containers of liquid oxygen which can be used as stationary units and/or as portable options for patients; and (iii) high pressure oxygen cylinders, which are used primarily for portability with oxygen concentrators. Oxygen systems are used to treat patients with chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems.

•	Nebulizers to deliver aerosol medications to patients. Nebulizer compressors are used to administer aerosol medications (such as albuterol) to patients with asthma, chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems. “AerMeds” is the Company’s branded marketing name for its aerosol medications business.

•	Home ventilators to sustain a patient’s respiratory function mechanically in cases of severe respiratory failure when a patient can no longer breathe normally.

•	Non-invasive positive pressure ventilation (“NPPV”) to provide ventilation support via a face mask for patients with chronic respiratory failure and neuromuscular diseases. This therapy enables patients to receive positive pressure ventilation without the invasive procedure of intubation.

•	Continuous positive airway pressure (“CPAP”) and bi-level positive airway pressure therapies to force air through respiratory passage-ways during sleep. These treatments are used on adults with obstructive sleep apnea (OSA), a condition in which a patient’s normal breathing patterns are disturbed during sleep.

•	Apnea monitors to monitor and to warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome.

•	Home sleep screenings and studies to detect sleep disorders and the magnitude of such disorders.

     Oxygen-related services and systems comprised approximately 47% of the Company’s 2001 respiratory revenues with the balance generated from nebulizers and related aerosol medication services, home ventilators, CPAP and bi-level therapies, home sleep studies and infant apnea monitors. The Company provides respiratory therapy services at all but 6 of its 288 centers.

     Home Infusion Therapy Services. The Company provides a wide range of home infusion therapy services. Patients are referred to a Company center most often by primary care and specialist physicians (such as infectious disease physicians and oncologists) as well as by hospital discharge planners and case managers. After confirming the patient’s treatment plan with the physician, the pharmacist mixes the medications and coordinates with the nurse the delivery of necessary equipment, medication and supplies to the patient’s home. The Company provides the patient and caregiver with detailed instructions on the patient’s prescribed medication, therapy, pump and supplies. For rental patients, the Company also schedules follow-up visits and deliveries in accordance with physicians’ orders.

     Home infusion therapy involves the administration of nutrients, antibiotics and other medications intravenously (into the vein), subcutaneously (under the skin), intramuscularly (into the muscle), intrathecally or epidurally (via spinal routes) or through feeding tubes into the digestive tract. The primary infusion therapy services that the Company provides include the following:

•	Enteral nutrition is the infusion of nutrients through a feeding tube inserted directly into the functioning portion of a patient’s digestive tract. This long-term therapy is often prescribed for patients who are unable to eat or to drink normally as a result of a neurological impairment such as a stroke or a neoplasm (tumor).

•	Antibiotic therapy is the infusion of antibiotic medications into a patient’s bloodstream typically for 5 to 14 days to treat a variety of serious infections and diseases.

•	Total parenteral nutrition (“TPN”) is the long-term provision of nutrients through central vein catheters that are surgically implanted into patients who cannot absorb adequate nutrients enterally due to a chronic gastrointestinal condition.

•	Pain management involves the infusion of certain drugs into the bloodstream of patients, primarily terminally or chronically ill patients, suffering from acute or chronic pain.

     The Company’s other infusion therapies include chemotherapy, hydration, growth hormone and immune globulin therapies. Enteral nutrition services account for approximately 37% of the Company’s infusion revenues, while antibiotic therapy, TPN, and pain management account for approximately 26%, 8% and 1%, respectively. The Company’s remaining infusion revenues are derived from the provision of infusion nursing services, chemotherapy, prescription drug sales and other miscellaneous infusion therapies. Enteral nutrition services are provided at most of the Company’s centers, and the Company currently provides other infusion therapies in 40 of its 288 centers.

     Home Medical Equipment and Supplies. The Company provides a comprehensive line of equipment to serve the needs of home care patients. Revenues from home equipment services are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment.

Operations

     Organization. Currently, the Company’s operations are divided into two geographic divisions, each headed by a division vice president. Each division is further divided into geographic areas with each area headed by an area vice president. There are a total of 14 geographic areas within the Company. Each area vice president oversees the operations of approximately 11 — 38 centers. Management believes this field organizational structure enhances management flexibility and facilitates communication by enabling a greater focus on local market operations. Area vice presidents focus on revenue development, cost control and assist local management with decision making to improve responsiveness in local markets. Effective April 1, 2001 rather than reporting to the area vice presidents, the Company’s billing centers began reporting directly to the corporate reimbursement department under the leadership of the Vice President of Reimbursement and six directors of compliance and reimbursement. This new organizational structure adds specialized knowledge and focused management resources to the billing, compliance and reimbursement functions.

     The Company’s centers are typically staffed with a general manager, a business office manager, a director of patient services (normally a registered nurse or respiratory therapist), registered nurses, clinical coordinators, respiratory therapists, service technicians and customer service representatives. The Company also has account executives responsible for local market selling efforts in many of its centers. In addition, the Company employs a licensed pharmacist in all centers that provide a significant amount of infusion therapy.

     The Company has achieved what management believes is an appropriate balance between centralized and decentralized management. Management believes that home care is a local business dependent in large part on personal relationships and, therefore, provides the Company’s operating managers with a significant degree of autonomy to encourage prompt and effective responses to local market demands. In conjunction with this local operational authority, the Company provides, through its corporate office, sophisticated management support, compliance oversight and training, marketing and managed care expertise, sales training and support, product development, and financial and information systems that typically are not readily available to independent operators. The Company retains centralized control over those functions necessary to monitor quality of patient care and to maximize operational efficiency. Services performed at the corporate office include financial and accounting functions, corporate compliance, reimbursement oversight, sales and marketing support, clinical policy and procedure development, regulatory affairs and licensure, and system design.

     Commitment to Quality. The Company maintains quality and performance improvement programs related to the proper implementation of its service standards. Management believes that the Company has developed and implemented service and procedure standards that not only comply with, but often exceed, the standards required by the Joint Commission on Accreditation of Health Care Organizations (“JCAHO”). All of the Company’s centers are JCAHO-accredited or are in the process of being reviewed for accreditation from the JCAHO. The Company has Quality Improvement Advisory Boards at many of its centers, and center general managers conduct quarterly quality improvement reviews. Area quality improvement (“AQI”) specialists conduct quality compliance audits at each center in an effort to ensure compliance with state and federal regulations, JCAHO, FDA and internal standards. The AQI specialists also help train all new clinical personnel on the Company’s policies and procedures.

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

     Management Information Systems. Management believes that periodic refinement and upgrading of its management information systems, which permit management to monitor closely the activities of the Company’s centers, is important to the Company’s business. The Company’s financial systems provide, among other things, monthly budget analyses, trended financial data, financial comparisons to prior periods, and comparisons among Company centers. These systems also provide a means for management to monitor key statistical data for each center, such as accounts receivable, payor mix, cash collections, revenue mix and expense trends. Additionally, Medicare and other third party claims are billed electronically through the Company’s systems, thereby facilitating and improving the timeliness of accounts receivable collections. The Company also maintains a communication network that provides company-wide access to email and the Internet. During 2001, the Company implemented an intranet program, AMNET, which is a productivity driven, secure site focused on reducing paperwork, disseminating information throughout the Company, and facilitating communication among the Company’s employees.

     Corporate Compliance. The Company’s goal is to operate its business with honesty and integrity and in compliance with the numerous laws that govern its operations. The Company’s corporate compliance program is designed to help accomplish these goals through employee training and education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits and other programs. The Company’s corporate compliance program is monitored by its Compliance Officer, Assistant Compliance Officer and Compliance Committee. The Compliance Committee, which meets quarterly, is comprised of the Company’s President and CEO, Chief Operating Officer, Chief Financial Officer, Vice President of Human Resources, Vice President of Reimbursement, Vice President of Purchasing, Director of Internal Audit, both division vice presidents, and two area vice presidents. There can be no assurance that the Company’s compliance activities will prevent violations of the governing laws and regulations. See “Business – Government Regulation.”

Hospital Joint Ventures

     The Company owns 50% of 10 home health care businesses, and 70% of 2 home health care businesses that are operational as of December 31, 2001. The remaining ownership percentage of each business is owned by local hospitals or other investors within the same community. The Company is solely responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections.

     During 1999, the Company converted one of its previously 50% owned joint ventures to a wholly owned operation through the acquisition of the hospital partner’s equity. During 2000, the Company converted six of its previously 50% owned joint ventures to wholly owned operations as a result of the withdrawal of the hospital partners from the partnerships. As a result of these transactions, the results of operations of these joint ventures have been consolidated into the financial results of the Company as of the date of the conversions to wholly owned businesses. Previously, these joint ventures were accounted for under the equity method. In the fourth quarter of 2000, the Company and its hospital partner sold substantially all of the assets of the Amarillo, Texas partnership to a third party and discontinued operations in preparation for dissolving the Amarillo partnership. The Company has not developed any new joint ventures since 1998.

     The Company’s joint ventures with hospitals set forth below typically are 50/50% equity partnerships with an initial term of between three and ten years and with the following typical provisions: (i) the Company contributes assets of an existing business in the designated market or contributes cash to fund half of the initial working capital required for the hospital joint venture to commence operations; (ii) the hospital partner contributes similar assets and/or an amount of cash equal, in the aggregate, to the fair market value of the Company’s net contribution; (iii) the Company is the managing partner for the hospital joint venture and receives a monthly management and administrative fee; and (iv) distributions, to the extent made, are generally made on a quarterly basis and are consistent with each partner’s capital contributions. Within the hospital joint venture’s designated market, all revenues generated by the provision of those services for which the joint venture was formed are deemed to be revenues of the hospital joint venture, including revenues from sources other than the hospital joint venture partner.

     The following table lists the Company’s hospital joint venture partners and locations for all joint ventures in operation as of December 31, 2001:

Hospital Joint Venture Partner	Locations

Baptist Medical Center (5 hospitals)	Montgomery, AL
Baptist Medical System (3 hospitals)	Benton, Little Rock, North Little Rock, AR
Central Carolina Hospital	Sanford, NC
Conway Hospital	Conway, SC (1)
East Alabama Medical Center	Alexander City, Auburn, Sylacauga, AL
Frye Regional Medical Center/Grace Hospital/Caldwell Memorial	Franklin, Hickory, Lenoir, Maiden, Morganton, NC
Midlands Health Resources (12 hospitals)	Beatrice, Hastings, Lincoln, Norfolk, Omaha, NE; Clarinda, IA
Peninsula Regional Medical Center	Salisbury, MD; Onley, VA
Piedmont Medical Center	Rock Hill, SC
Spruce Pine Community Hospital	Asheville, Marion, Spruce Pine, NC
West Branch Medical Center	West Branch, MI
Wallace Thompson Hospital	Union, SC (1)

(1)	70% owned consolidated joint venture.

Revenues and Collections

     The Company derives substantially all of its revenues from third-party payors, including Medicare, private insurers and Medicaid. Medicare is a federally funded and administered health insurance program that provides coverage for beneficiaries who require certain medical services and products. Medicaid is a state administered reimbursement program that provides reimbursement for certain medical services and products. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to such reimbursements are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

     Sales and related services revenues include all product sales to patients and are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol medications and respiratory therapy equipment, and supplies and services related to the delivery of these products. Sales revenues are recognized at the time of delivery, and are billed using fixed fee schedules based upon the type of product and the payor. Rentals and other patient revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapy. All rentals of equipment are provided by the Company on a month-to-month basis and are billed using fixed monthly fee schedules based upon the type of rental and the payor. The fixed monthly fee encompasses the rental of the product as well as the delivery and the set-up and instruction by the product technician.

     The following table sets forth the percentage of the Company’s revenues from each source indicated for the years presented:

	Year Ended December 31,

	2001	2000	1999

Medicare	49%	48%	46%
Private pay, primarily private insurance	41	42	44
Medicaid	10	10	10

Total	100%	100%	100%

     The Omnibus Budget Reconciliation Act of 1987 (“OBRA 1987”) created six categories for home medical equipment reimbursement under the Medicare Part B program, for which the Company qualifies. OBRA 1987 also defined whether products would be paid for on a rental or sale basis and established fixed monthly payment rates for oxygen service regardless of the type of service (i.e. concentrators, liquid oxygen, etc.) as well as a 15-month rental ceiling on certain medical equipment such as hospital beds. After 15 months of rental, rental payments cease for HME and the Company receives a “maintenance fee” each six months equivalent to one-month’s rental. The Omnibus Budget Reconciliation Act of 1990 (“OBRA 1990”) made new changes to Medicare Part B reimbursement. The substantive changes relating to OBRA 1990 included a national standardization of Medicare rates for certain equipment categories, which vary slightly state by state, and further reductions in amounts paid for HME rentals.

     The Balanced Budget Act of 1997 reduced the Medicare reimbursement rate for oxygen by 25% beginning January 1, 1998, and by another 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced 5% beginning January 1, 1998. The Company is one of the nation’s largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly and adversely affected financially by this legislation. Medicare oxygen reimbursements accounted for approximately 29% of the Company’s revenues in 2001. In January 2001, federal legislation was signed into law that provided for a one-time increase, beginning July 1, 2001, in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index (CPI). The Company estimates that this CPI increase increased revenue and pre-tax income by approximately $1.0 million over the third and fourth quarters of 2001 and will increase revenue by $1.0 million on an annual basis thereafter.

     Effective January 1, 1998, payments for parenteral and enteral nutrition (“PEN”) were frozen at 1995 levels, through the year 2002. Effective October 1, 1999, Medicare established new guidelines for respiratory assist devices (“RAD”), which include continuous positive airway pressure devices, bi-level respiratory devices (without backup) and bi-level respiratory devices with back up. The changes require additional documentation in order to continue coverage on existing patients as well as new coverage and qualifying criteria for new patients. In addition, the bi-level respiratory device (without backup) was transferred from a frequently serviced item to “capped rental.” Currently, respiratory assist devices account for approximately $33.6 million in annualized revenues. Medicare is also considering the transfer of non-invasive positive pressure ventilators from a frequently serviced item to “capped rental.” Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, the Centers for Medicare and Medicaid Services (“CMS”), formerly known as the Healthcare Financing Administration (“HCFA”), will also have “inherent reasonableness” authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment if the rates are “grossly excessive” or “grossly deficient.” Possible future changes in the basis for calculating Medicare’s reimbursement rates for Albuterol and other respiratory medications could result in a reimbursement reduction for these products, the timing and extent of which are not known at this time.

     The Company has implemented four key initiatives to improve accounts receivable performance: (i) proper staffing and training; (ii) process redesign and standardization; (iii) consolidation of billing center activities; and (iv) billing center specific goals geared toward improved cash collections and reduced accounts receivable.

     Net patient accounts receivable at December 31, 2001 was $60.1 million compared to net patient accounts receivable of $74.5 million at December 31, 2000. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources.

     The table below shows the Company’s DSO for the periods indicated:

	Year Ended December 31,

	2001	2000	1999

Days’ sales outstanding	67 days	76 days	81 days

     The decrease in DSO and net patient receivables between 1999 and 2001 is due to improved collection results on current billings and improved timeliness in obtaining necessary billing documentation. In addition, the sales of assets of centers in 2001 reduced net patient receivables by $6.1 million. The Company’s level of DSO and net patient receivables reflect the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

Sales and Marketing

     General. Over the past two years, the Company has committed additional financial resources and personnel to sales and marketing. Concurrent with its increased investment in selling resources, the Company enhanced its systems for measuring individual performance and accountability for results. During 2001, revenue growth improvement was noted in many of the Company’s centers and was directly related to the Company’s sales initiatives described above. However, due to revenue losses at certain centers, the revenue growth for the Company as a whole was not significant during 2001. In order to improve the Company’s ability to grow revenue, the Company’s sales and marketing organization was restructured in February 2002. Management believes that one of the keys to improving revenue growth will be the continued and increased effectiveness of the directors of sales in the field and their ability to work more closely with field management. With this in mind, the director of sales function has been moved from a corporate staff function to a field support function under the direction of the division vice presidents.

     Managed Care Sales. In late 2000, the Company increased its investment in managed care sales by hiring a director of managed care. With this additional expertise in place, the Company is focused on maximizing revenues with existing contracts, as well as new contracts, through more strategic price negotiations and improved operational strategies for implementation.

     Corporate Marketing Support. The mission of the internal marketing department is to facilitate product line revenue growth strategies. The marketing team serves the field by analyzing new products, developing product line strategies, organizing sales training materials, and creating sales support collateral materials.

Competition

     The home health care industry is still consolidating but remains highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. In addition, there are still relatively few barriers to entry in the local markets served by the Company, and it may encounter substantial competition from new market entrants. Management believes that the competitive factors most important in the Company’s lines of business are quality of care and service, reputation with referral sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources, competitive prices, and the range of services offered.

     Third-party payors and their case managers actively monitor and direct the care delivered to their beneficiaries. Accordingly, relationships with such payors and their case managers and inclusion within preferred provider and other networks of approved or accredited providers has become a prerequisite, in many cases, to the Company’s ability to serve many of the patients it treats. Similarly, the ability of the Company and its competitors to align themselves with other health care service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services and geographic coverage.

Branch Locations

     Following is a list of the Company’s 288 home health care centers as of December 31, 2001.

Alabama	Florida	Kentucky	Nebraska	Ohio	South Dakota	Virginia
Alexander City[1]
Andalusia
Auburn[1]
Birmingham
Dothan
Fayette
Florence
Foley
Huntsville
Mobile
Montgomery[1]
Russellville
Sylacauga[1]
Tuscaloosa

Arizona
Bullhead City
Globe
Phoenix

Arkansas Batesville
Benton[1]
El Dorado
Ft. Smith (2)
Harrison
Hot Springs
Jonesboro (2)
Little Rock[1] (2)
Mena
Mtn. Home
N. Little Rock[1]
Paragould
Pine Bluff
Rogers
Russellville
Salem
Searcy
Springdale
Warren

Colorado
Cortez
Denver
Durango
Pagosa Springs

Connecticut
New Britain
Waterbury

Delaware
Dover
Newark
Wilmington	Crawfordville
Daytona Beach
Ft. Myers
Ft. Walton Beach
Gainesville
Jacksonville
Leesburg
Longwood
Panama City
Pensacola
Port St. Lucie
Rockledge
St. Augustine
Tallahassee (2)
Tampa
Winter Haven

Georgia
Albany
Brunswick
Dublin
Eastman
Martinez
Rossville
Savannah
Valdosta
Waycross

Illinois
Mt. Vernon
Peoria
Springfield

Iowa
Cedar Rapids
Clarinda[1]
Coralville
Davenport
Decorah
Des Moines
Dubuque
Fort Dodge
Marshalltown
Mason City
Ottumwa
Sioux City
Waterloo
West Burlington

Kansas
Pittsburg
Bowling Green
Danville
Jackson
Lexington
London
Louisville
Paducah
Pikeville
Pineville
Somerset

Maine
Bangor
Mexico

Maryland
Cumberland
Salisbury[1]

Michigan
West Branch[1]

Minnesota
Albert Lea
Rochester

Mississippi
Tupelo

Missouri
Cameron
Clinton
Columbia
Festus
Hannibal
Ironton
Joplin
Kansas City
Kirksville
Mountain Grove
Mt. Vernon
Osage Beach
Perryville
Potosi
Rolla
Springfield
St. Louis
St. Robert
Warrensburg
Beatrice[1]
Hastings[1]
Lincoln[1]
Norfolk[1]
Omaha[1]

Nevada
Las Vegas

New Jersey
Cedar Grove

New Mexico
Alamogordo
Albuquerque
Clovis
Farmington
Grants
Las Cruces
Roswell

New York
Albany
Auburn
Cheektowaga
Geneva
Hudson
Kingston
Marcy
Oneonta
Painted Post
Poughkeepsie
Watertown
Webster

North Carolina
Asheboro
Asheville[1]
Charlotte
Franklin[1]
Hickory[1]
Kannapolis
Lenoir[1]
Maiden[1]
Marion[1]
Morganton[1]
Newland
Salisbury
Sanford[1]
Spruce Pine[1]
Whiteville
Wilmington
Wingate
Winston-Salem	Bryan
Chillicothe
Cincinnati
Dayton
Mansfield
Maumee
Newark
Springfield
Twinsburg
Worthington
Zanesville

Oklahoma
Antlers
Bartlesville
Claremore
Enid
Muskogee
Tulsa

Pennsylvania
Brookville
Burnham
Camp Hill
Chambersburg
Clearfield
Erie
Everett
Johnstown
Kane
Lock Haven
McKees Rocks
Mt. Pleasant
Philipsburg
Pottsville
State College
Titusville
Trevose
W. Hazleton
Warren
Waynesboro
York

Rhode Island
East Providence

South Carolina
Columbia
Conway[1]
Florence
Greenville
N. Charleston
Rock Hill[1]
Union[1]
Sioux Falls

Tennessee
Ashland City
Centerville
Chattanooga
Clarksville
Cookeville
Dayton
Dickson
Erin
Huntingdon
Jackson
Johnson City
Kingsport
Knoxville
Manchester
Murfreesboro
Nashville
Oak Ridge
Oneida
Union City

Texas
Austin
Bay City
Brownwood
Bryan
Conroe
Corpus Christi
Dallas
Ennis
Harlingen
Hereford
Houston
Lake Jackson
Laredo
Longview
Lubbock
Lufkin
McAllen
Mount Pleasant
Nacogdoches
Paris
Plainview
San Angelo
San Antonio
Temple
Texarkana
Tyler
Victoria
Waco	Charlottesville
Chesapeake
Farmville
Harrisonburg
Onley[1]
Richmond
Salem

Washington
Tacoma
Yakima

West Virginia
Hinton
Lewisburg
Rainelle
Wheeling

Wisconsin
Burlington
Eau Claire
Madison
Marshfield
Milwaukee
Minocqua
Onalaska
Racine

[1] Owned by a joint venture.

Supplies and Equipment

     The Company centrally purchases home medical and respiratory equipment, prescription drugs, solutions and other materials and products required in connection with the Company’s business from select suppliers. The Company has not experienced any significant difficulty in purchasing equipment or supplies or in leasing equipment from current suppliers. However, the Company’s independent auditors have added an explanatory paragraph to their unqualified opinion covering the Company’s consolidated financial statements for the year ended December 31, 2001 that expresses substantial doubt as to the Company’s ability to continue as a going concern. The unqualified opinion with an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern could have a material adverse impact on the Company’s ability to receive trade credit and competitive pricing from its suppliers. In the event that such suppliers are unable or fail to sell supplies or lease equipment to the Company, management believes that other suppliers are available to meet the Company’s needs.

Insurance

     The Company’s professional liability policies are on an occurrence basis and are renewable annually with per claim coverage limits of up to $1.0 million per occurrence and $3.0 million in the aggregate. The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1.0 million per occurrence with a $2.0 million product liability annual aggregate and a $2.0 million general liability annual aggregate. The Company also maintains excess liability coverage with limits of $50.0 million per occurrence and $50.0 million in the aggregate. Management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as additional insured. However, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage.

     The Company is self-insured for workers’ compensation and maintains specific stop loss coverage in the amount of $250,000 on a per claim basis. The Company did not maintain annual aggregate stop loss coverage for the year 2001, and maintained annual aggregate stop loss coverage of $1.5 million for the years 2000 and 1999. The Company is self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage that has ranged from $8.5 million to $10.1 million over the last three years. The health insurance policies had unlimited lifetime reimbursements for 2001, and were limited to maximum lifetime reimbursements of $1.0 million per person for medical claims and $1.0 million per person for mental illness and drug and alcohol abuse claims for the years 2000 and 1999. Liabilities in excess of these aggregate amounts are the responsibility of the insurer. The Company provides reserves for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The differences between actual settlements and reserves are included in expense in the year finalized. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates.”

     There can be no assurance that any of the Company’s insurance will be sufficient to cover any judgments, settlements or costs relating to any pending or future legal proceedings or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. If the insurance carried by the Company is not sufficient to cover any judgments, settlements or costs relating to pending or future legal proceedings, the Company’s business and financial condition could be materially adversely affected.

Employees

     At December 31, 2001, the Company employed approximately 3,110 full-time, 190 part-time and 510 PRN (staff used on an “as needed” basis only) individuals. Of these individuals, approximately 130 were employed at the corporate office in Brentwood, Tennessee.

Trademarks

     The Company owns and uses a variety of marks, including American HomePatient®, AerMeds®, EnterCare™, Resource™ and Extracare, which have either been registered at the federal or state level or are being used pursuant to common law rights.

Government Regulation

     General. The Company, as a participant in the health care industry, is subject to extensive federal, state and local regulation. In addition to the False Claims Act and other federal and state anti-kickback and self-referral laws applicable to all of the Company’s operations (discussed more fully below), the operations of the Company’s home health care centers are subject to federal laws covering the repackaging and dispensing of drugs (including oxygen) and regulating interstate motor-carrier transportation. Such centers also are subject to state laws (most notably licensing and controlled substances registration) governing pharmacies, nursing services and certain types of home health agency activities.

     The Company’s operations are also subject to a series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 (“OBRA 1987”) which apply to the Company’s operation. Periodic changes have occurred from time to time since the enactment of OBRA 1987, including reimbursement reductions and changes to payment rules.

     The Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims to the government for payment. False Claims Act penalties for violations can include sanctions, including civil monetary penalties. As a provider of services under the federal reimbursement programs such as Medicare, Medicaid and TRICARE (formerly CHAMPUS), the Company is subject to the anti-kickback statute, also known as the “fraud and abuse law.” This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of patients for government-reimbursed health care services. The Company may also be affected by the federal physician self-referral prohibition, known as the “Stark Law”, which, with certain exceptions, prohibits physicians from referring patients to entities with which they have a financial relationship. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, under the theory that such arrangements are designed to induce or to encourage the referral of patients to a particular provider. In many states, these laws apply to services reimbursed by all payor sources.

     In 1996, the Health Insurance Portability and Accountability Act (“HIPAA”) introduced a new category of federal criminal health care fraud offenses. If a violation of a federal criminal law relates to a health care benefit, then an individual is guilty of committing a Federal Health Care Offense. The specific offenses are: health care fraud; theft or embezzlement; false statements, obstruction of an investigation; and money laundering. These crimes can apply to claims submitted not only to government reimbursement programs such as Medicare, Medicaid and TRICARE, but to any third-party payor, and carry penalties including fines and imprisonment.

     The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a Certificate for Medical Necessity (“CMN”) signed by a physician. In January 1999, the OIG published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan. The Company has created and implemented a compliance program, which it believes meets the elements of the OIG’s Model Plan for the industry. As part of its compliance program, the Company performs internal audits of the adequacy of billing documentation. The Company’s policy is to voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that are identified in this process and that cannot be corrected. The Company periodically reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations; however, certain proceedings have been and may in the future be commenced against the Company alleging violations of applicable laws governing the operation of the Company’s business and its billing practices.

     The Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include: (i) Prospective Payment System (“PPS”) and Consolidated Billing requirements for skilled nursing facilities and PPS for home health agencies, which do not affect the Company directly but could affect the Company’s contractual relationships with such entities (the consolidated billing requirement was subsequently reversed by the Omnibus Budget bill, signed into law by President Clinton on November 23, 1999); (ii) pilot projects in Polk County, Florida and San Antonio, Texas which began on October 1, 1999 and February 1, 2001, respectively, to determine the efficacy of competitive bidding for certain durable medical equipment (“DME”), under which Medicare reimbursements for certain items are reduced between

17% and 31% from the current fee schedules (the Company is participating to some extent in both pilot projects); and (iii) deadlines (as yet undetermined) for obtaining Medicare and Medicaid surety bonds for home health agencies and DME suppliers. In addition, in early 2002 the State of Florida Agency for Health Care Administration established statewide competitive bidding for all Medicaid hospital beds and respiratory equipment and supplies. The entire state of Florida has been divided into eleven geographical areas, and each area will be bid separately. The program is effective May 2002 through April 2004. The Company is currently evaluating to what extent it will participate in each of the various areas.

     The Company is also subject to state laws governing Medicaid, professional training, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards and many of the Company’s employees must maintain licenses to provide some of the services offered by the Company. Additionally, certain of the Company’s employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing. Information about individuals and other health care providers who have been sanctioned or excluded from participation in government reimbursement programs is readily available on the Internet, and all health care providers, including the Company, are held responsible for carefully screening entities and individuals they employ or do business with, to avoid contracting with an excluded provider. The federal government may impose sanctions, including financial penalties, on companies that contract with excluded providers.

     Health care law is an area of extensive and dynamic regulatory oversight. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement from government and other third-party payors. There can be no assurance that federal, state, or local governments will not change existing standards or impose additional standards. Compliance with these extensive, complex and frequently changing laws and regulations is difficult.

     Enforcement Activities. In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers, including the Company and other durable medical equipment suppliers, have received subpoenas and other requests for information in connection with their business operations and practices. From time to time, the Company also receives notices and subpoenas from various government agencies concerning plans to audit the Company, or requesting information regarding certain aspects of the Company’s business. The Company cooperates with the various agencies in responding to such subpoenas and requests. The Company expects to incur additional legal expenses in the future in connection with existing and future investigations.

     The government has broad authority and discretion in enforcing applicable laws and regulations; therefore, the scope and outcome of any such investigations, inquiries, or legal actions cannot be predicted. There can be no assurance that federal, state or local governments will not impose additional regulations upon the Company’s activities nor that the Company’s activities will not be found to have violated some of the governing laws and regulations. Any such regulatory changes or findings of violations of laws could adversely affect the Company’s business and financial position, and could even result in the exclusion of the Company from participating in Medicare, Medicaid, and other government reimbursement programs.

     Legal Proceedings. On June 11, 2001, a settlement agreement (the “Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, and a former Company employee, as relator. This Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Settlement, the Company made an initial payment of $3.0 million in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4.0 million, together with interest on this amount, in installments due at various times over the next 57 months. The Company also agreed to pay the relator’s attorneys fees and expenses. The Company recorded a $7.5 million reserve in the fourth quarter of 2000 based upon the expectation of a settlement and has made all payments that have come due under the Settlement. The Settlement does not resolve the relator’s claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend against these claims.

     The Company also was named as a defendant in two other False Claims Act cases. In each of those cases, the DOJ declined to intervene and such cases were subsequently dismissed in March 2001. The first of these cases, United States ex. rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on the motion of the Company on March 9, 2001. The appeal of that dismissal was argued in November 2001, however, in December 2001 the Court of Appeals for the Eleventh Circuit dismissed the appeal on jurisdictional grounds and returned the case to the trial court. In January 2002, the Company filed a Motion for Reconsideration with the Court of Appeals and the parties are awaiting the court’s decision in the case. The Company cannot predict when the appeals court decision will be handed down, or the outcome of the appeal. Mr. Corsello’s qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The other case, United States ex. rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison’s own motion on March 22, 2001. Since that date, the Company has not been served with any additional papers in this case. Mr. Hutchison’s qui tam complaint alleged that the Company and numerous other unrelated defendants filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary.

     The Company was informed in May 2001 that the United States is investigating its conduct during periods after December 31, 1998, and the Company believes that this investigation was prompted by another qui tam complaint against the Company under the False Claims Act. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones investigated by the government in connection with the False Claims Act case covered by the Settlement discussed above. The Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998.

     There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $7.5 million reserve discussed above which relates to the settled government investigation, the Company has not recorded any reserves related to the unsettled government investigations. The outcome of any pending lawsuits could have a material adverse effect on the Company.

Risk Factors

     This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are discussed in other sections of this report.

     Substantial Leverage. The Company maintains a significant amount of debt pursuant to the Bank Credit Facility. Indebtedness under the Bank Credit Facility totals $280.3 million (including letters of credit totaling $3.4 million) as of April 5, 2002. The Bank Credit Facility matures on December 31, 2002, at which time the Balloon Payment is due. Anticipated future cash flow from operations will not be sufficient to pay the Balloon Payment. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal then the Company’s ability to make the Balloon Payment is contingent upon obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. If the Bank Credit Facility is not renewed and the Company is not able to obtain replacement financing or if an event of default occurs under the Amended Credit Agreement, the Lenders have the right to exercise all remedies provided under the Amended Credit Agreement, including but not limited to, accelerating all indebtedness, substantially increasing the interest rate for such indebtedness, offsetting amounts in most of the Company’s bank accounts, and selling all assets of the Company to repay such indebtedness.

     The maturity of the term of the Amended Credit Agreement, without renewal or refinancing, likely would have a material adverse effect on the Company’s liquidity, business, financial condition and results of operations. The degree to which the Company is leveraged likely will impair the Company’s ability to finance, through its own cash flow or from additional financing, its future operations or pursue its business strategy. As a result, the Company’s independent auditors have added an explanatory paragraph to their unqualified opinion covering the Company’s consolidated financial statements for the year ended December 31, 2001 that expresses substantial doubt as to the Company’s ability to continue as a going concern. The unqualified opinion with an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern, as well as the uncertainty regarding the

Company’s ability to make the Balloon Payment or obtain replacement financing, may impair the Company’s ability to receive trade credit from its vendors and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. There can be no assurance that the Company is in compliance with all applicable existing laws and regulations or that the Company will be able to comply with legislative enactments of new laws or regulations. Changes in applicable laws or any failure to comply with existing or future laws, regulations or standards could have a material adverse effect on the Company’s results of operations, financial condition, business or prospects. See “Business – Government Regulation.”

     Government Investigation and Federal False Claims Act Cases. In addition to the regulatory initiatives mentioned above, the OIG has received funding to expand and intensify its auditing of the health care industry in an effort to better detect and remedy errors in Medicare and Medicaid billing. The Company has reason to believe a qui tam complaint has been filed against the Company under the False Claims Act alleging violations of law occurring after December 31, 1998. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones alleged in the 2001 Settlement of another False Claims Act case. The Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998.

     There can be no assurances as to the final outcome of the pending False Claims Act lawsuits or any lawsuits that may be filed in the future. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of any of the pending lawsuits could have a material adverse effect on the Company. See “Business – Government Regulation.”

     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as days sales outstanding of 67 days as of December 31, 2001. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of continuing difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. See “Business – Revenues and Collections.”

     Liquidity. Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company’s common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, trading of the Company’s common stock is conducted on the over-the-counter market (“OTC”) or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board using the Company’s current trading symbol, AHOM. As a result of the de-listing, the liquidity of the Company’s common stock and its price have been adversely affected, which may limit the Company’s ability to raise additional capital.

     Infrastructure. As the Company continues to refine its business model, it may need to implement enhanced operational and financial systems and may require additional employees and management, operational and financial resources. There can be no assurance that the Company will successfully (i) implement and maintain any such operational and financial systems, or (ii) apply the human, operational and financial resources needed to manage a developing and expanding business. Failure to implement such systems successfully and use such resources effectively could have a material adverse effect on the Company’s results of operations, financial condition or prospects.

     Medicare Reimbursement for Oxygen Therapy and Other Services. The Company has been effected by previous cuts in Medicare reimbursement rates for oxygen therapy and other services. Additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company could occur. Reimbursement reductions already implemented have materially adversely effected the Company’s revenues and net income, and any such future reductions could have a similar material adverse effect. See “Business – Revenues and Collections.”

     Dependence on Reimbursement by Third-Party Payors. For the twelve months ended December 31, 2001, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 49%, 10% and 41%, respectively. The revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Business – Revenues and Collections.”

     Role of Managed Care. As managed care assumes an increasingly significant role in markets in which the Company operates, the Company’s success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue to experience downward pressure as a result of payors’ efforts to contain or reduce the costs of health care by increasing case management review of services and negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, unless the Company also decreases its cost for providing services and increases higher margin services, it will experience declining profit margins.

     Health Care Initiatives. The health care industry continues to undergo dramatic changes. Under the Bush administration, new federal health care initiatives, particularly concerning Medicare, may be launched. In June of 2001, the Department of Health and Human Services Secretary unveiled a new name for the agency formerly known as the Health Care Financing Administration, or HCFA. The name change to CMS, Centers for Medicare and Medicaid Services, signaled a restructuring of the agency, as well as reforms designed to make the Medicare and Medicaid programs more effective and responsive to providers and beneficiaries. For example, adding a prescription drug benefit, a patient’s bill of rights, and new “business partner” status in provider enrollment are a few of the initiatives currently under discussion. There can be no assurance that other equally sweeping federal legislative and regulatory initiatives will not be adopted in the future. It is also possible that proposed federal legislation will include language which provides incentives to further encourage Medicare recipients to shift to Medicare at-risk managed care programs, potentially limiting patient access to, and reimbursement for, products and services provided by the Company. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of governmental health care programs or initiatives will not have a material adverse effect on the Company.

     HIPAA Compliance. HIPAA has mandated an extensive set of regulations to protect the privacy of identifiable health information, which are currently scheduled to become effective in April, 2003. The Company has created a HIPAA Compliance working group that is in the process of identifying information inflow and outflow throughout the organization, which will then be analyzed to determine the appropriate privacy protections the Company will need to put in place to be HIPAA-compliant. The Company is unable to project the cost of HIPAA compliance until the assessment process is complete. Substantial changes to the Company’s information management systems required for HIPAA compliance could have a material adverse effect on the Company.

     No Assurance of Growth. The Company reported a net loss of $11.5 million for the year ended December 31, 2001. No assurance can be given that the Company will achieve profitable operations in the near term. The Company intends to expand its business primarily through internal growth of existing operations. There can be no assurance that the Company can achieve growth in revenues.

     Ability to Attract and Retain Management. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. The Company’s current financial results and the ongoing OIG investigation, among other factors, may limit the Company’s ability to attract and retain qualified personnel, which in turn could adversely affect profitability.

     Competition. The home health care market is highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. Some of the Company’s present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company. In addition, there are relatively few barriers to entry in the local markets served by the Company, and it encounters substantial competition from new market entrants.

     Liability and Adequacy of Insurance. The provision of health care services entails an inherent risk of liability. Certain participants in the home health care industry may be subject to lawsuits which may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company’s insurance coverage will not arise. A successful claim against the Company in excess of the Company’s insurance coverage could have a material adverse effect upon the results of operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company’s ability to attract patients or to expand its business. In addition, the Company is self-insured for its workers’ compensation insurance and employee health insurance and is at risk for claims up to the individual stop loss and aggregate stop loss amounts. See “Business – Insurance.”

ITEM 2.       PROPERTIES

     The Company’s corporate headquarters occupy approximately 29,000 square feet leased in the Parklane Building, Maryland Farms, Brentwood, Tennessee. The lease has a base monthly rent of $37,000 and expires in January 2004 unless the Company exercises its option to extend the term an additional 5 years. The Company also leases approximately 17,000 square feet of office space in the Parklane Building that it does not currently occupy with a base monthly rent of $22,000. This space was sublet to two other tenants for $22,000 per month until the sublease expiration in August, 2001 of the major subtenant. Currently, 2,000 square feet is being sublet and the remaining space is vacant. The Company has listed the property with a real estate firm and anticipates being able to find a suitable replacement tenant. In addition, the Company is contemplating utilizing the space internally.

     The Company owns a center in Waterloo, Iowa, which consists of approximately 35,000 square feet, owns a 50% interest in its center in Little Rock, Arkansas, which consists of approximately 15,000 square feet, and owns a 75% interest in unimproved property in Columbia, South Carolina, which consists of approximately 1 acre. Under the terms of the Amended Credit Agreement, the Company was required to sell its wholly owned real estate by December 31, 2001 or grant mortgages on the real estate to the Lenders. The Company sold its previously owned real estate in Tallahassee, Florida and North Charleston, South Carolina through sale-leaseback transactions in the fourth quarter of 2001. These transactions generated cash proceeds of $1.0 million which were remitted as payment on the Bank Credit Facility. The Company is attempting to sell its property in Waterloo, Iowa. The Company leases the operating space required for its remaining home health care centers. A typical center occupies between 2,000 and 6,000 square feet and generally combines showroom, office and warehouse space, with approximately two-thirds of the square footage consisting of warehouse space. Lease terms on most of the leased centers range from three to five years. Management believes that the Company’s owned and leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

ITEM 3.       LEGAL PROCEEDINGS

     As with any health care provider, the Company is engaged in routine litigation incidental to its business. Additionally, in recent years, the health care industry has come under increasing scrutiny from various state and federal regulatory agencies, which are stepping up investigative and enforcement activities. The Company is currently the subject of an investigation by the DOJ and OIG of conduct occurring after December 31, 1998, and believes it is a defendant in at least one pending qui tam case in addition to the one covered by the Settlement described above. For a description of these activities, see “Business — Government Regulation – Legal Proceedings.”

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company was traded on the Nasdaq National Market System under the designation “AHOM” until September 1, 1999. Trading of the Company’s stock is now conducted on the over-the-counter market (“OTC”) or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board, also under the designation “AHOM.” The following table sets forth representative bid quotations of the common stock for each quarter of calendar years 2001 and 2000 as provided by NASDAQ or the over-the-counter bulletin board, as appropriate. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. See “Business — Risk Factors – Liquidity.”

	Bid Quotations

Fiscal Period	High	Low

2001 1st Quarter	$.53	$.19
2001 2nd Quarter	$1.01	$.25
2001 3rd Quarter	$1.60	$.67
2001 4th Quarter	$.95	$.64

2000 1st Quarter	$1.25	$.53
2000 2nd Quarter	$.94	$.25
2000 3rd Quarter	$.41	$.23
2000 4th Quarter	$.25	$.13

     On April 5, 2002, there were 1,759 holders of record of the Common Stock and the closing bid quotation for the Common Stock was $0.57 per share, as reported by the over-the-counter bulletin board. Most of the Company’s stockholders have their holdings in the street name of their broker/dealer.

     The Company has not paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is prohibited from declaring and paying dividends under its Credit Agreement. See –” Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     In connection with the Second Amendment to the Fourth Amended and Restated Credit Agreement, the Company agreed to issue on March 31, 2001, warrants to the Lenders representing 19.999% of the Common Stock of the Company issued and outstanding as of March 31, 2001. These warrants were issued to the Lenders on June 8, 2001, in reliance upon Section 4(2) of the Securities Act and upon Regulation D. Fifty percent of these warrants are exercisable during the period commencing June 1, 2001 and ending May 31, 2011, and the remaining fifty percent are exercisable during the period commencing September 30, 2001 and ending September 29, 2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs to recognize the fair value of the warrants as of December 31, 2000 and adjusted the related amortization of these costs on a cumulative basis using the effective interest method.

     In addition to the shares originally reserved for issuance under the Company’s 1993 Stock Purchase Plan (the “Stock Purchase Plan”), the Company issued an additional 369,571 shares in connection with the Stock Purchase Plan in March 2001. The price for these shares was $0.43 per share for an aggregate purchase price of $158,916. Effective March 2002, the Stock Purchase Plan was terminated.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

Financial Statements Presented and Derivation of Information

     The following selected financial data below is derived from the audited financial statements of the Company and should be read in conjunction with those statements, including the related notes thereto. The addition of new operations through acquisitions in 1997 and 1998, the dissolution of joint ventures in 1999 and 2000 and the sales of assets of centers in 2001 affect the comparability of the financial data presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(dollars in thousands, except per share data)
Income Statement Data:
Revenues	$352,584	$363,372	$357,580	$403,868	$387,277
Cost of sales and related services	79,078	85,473	90,142	98,166	97,418
Cost of rentals and other revenues, including rental equipment depreciation expense	35,227	39,146	39,681	40,160	34,361
Operating expenses	193,466	200,570	209,737	218,646	202,443
General and administrative expenses	15,571	15,823	13,895	22,262	15,953
Depreciation, excluding rental equipment, and amortization expense	10,280	11,480	14,282	15,568	12,803
Amortization of deferred financing costs	2,667	2,517	1,778	548	661
Interest expense	27,389	31,929	28,659	24,249	16,494
Restructuring	—	—	(1,450)	(3,614)	33,829
Goodwill impairment	—	—	40,271	37,805	8,165
Provision for litigation settlement	—	7,500	—	—	—

Total expenses	363,678	394,438	436,995	453,790	422,127

Loss before taxes	(11,094)	(31,066)	(79,415)	(49,922)	(34,850)
Provision (benefit) for income taxes	450	600	20,445	(10,944)	(8,942)

Net loss	$(11,544)	$(31,666)	$(99,860)	$(38,978)	$(25,908)

Net loss per share – basic	$(0.68)	$(2.01)	$(6.55)	$(2.60)	$(1.75)

Net loss per share – diluted	$(0.68)	$(2.01)	$(6.55)	$(2.60)	$(1.75)

Weighted average shares outstanding – basic	16,933,000	15,783,000	15,236,000	14,986,000	14,839,000
Weighted average shares outstanding – diluted	16,933,000	15,783,000	15,236,000	14,986,000	14,839,000

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(dollars in thousands)
Balance Sheet Data:
Working capital (deficit)	$(238,336)	$(240,437)	$60,530	$99,115	$112,721
Total assets	344,664	378,514	424,000	531,892	558,366
Total debt and capital leases, including current portion	282,810	299,152	315,422	323,942	301,324
Shareholders’ equity	14,897	26,239	56,988	156,499	194,089

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “may,” “will”, “likely”, “could” and words of similar import. Such statements include statements concerning the Company’s business strategy, operations, cost savings initiatives, future compliance with accounting standards, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations, future compliance with bank credit facility covenants, legislative proposals for health care reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and changes in reimbursement policies. Such statements are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. The forward-looking statements are made as of the date of this Annual Report on Form 10-K and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

OVERVIEW

General

     The Company provides home health care services and products to patients through its 288 centers in 36 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors.

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

     Prior to 1998, the Company had significantly expanded its operations through a combination of acquisitions of home health care companies, development of joint ventures and strategic alliances with health care delivery systems, as well as internal growth. In 1998, the Company purposefully slowed its acquisition activity compared to prior years to focus on existing operations. The Company has not acquired any home health care businesses or developed any new joint ventures since 1998. During 1999 and 2000, the Company converted several of its previously owned 50% joint ventures to wholly owned operations as a result of the withdrawal of the hospital partners from the partnerships. The Company sold various assets during 2001 and used $12.6 million in proceeds to pay down the Bank Credit Facility in 2001. In March 2002, the Company sold the assets of an unprofitable infusion business and nursing agency for $1.3 million in cash in order to pay down the Bank Credit Facility.

     The Company’s strategy for 2002 is to maintain a diversified offering of home health care services reflective of its current business mix. Respiratory services will remain a primary focus along with home medical equipment rental and enteral nutrition products and services.

Medicare Reimbursement for Oxygen Therapy Services

     The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 with an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. American HomePatient is one of the nation’s largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements accounted for approximately 29% of the Company’s revenues in 2001. In January 2001, federal legislation was signed into law that provided for a one-time increase, beginning July 1, 2001, in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index (CPI). The Company estimates that this CPI increase increased revenue and pre-tax income by approximately $1.0 million over the third and fourth quarters of 2001 and will increase revenue by $1.0 million on an annual basis thereafter. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, CMS will also have “inherent reasonableness” authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment, if the rates are “grossly excessive” or “grossly deficient.” Therefore, the Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. See “Business – Revenues and Collections” and “Business — Risk Factors – Government Regulation.”

Significant Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The preparation of these consolidated financial statements in accordance with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its critical accounting policies and estimates.

     In December 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their three to five critical accounting policies in the text of “Managements Discussion and Analysis of Financial Condition and Results of Operations.” The SEC indicated that a “critical accounting policy” is one which is both important to the understanding of the financial condition and results of operations of the Company and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following accounting policies fit this definition:

     Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the credit worthiness and collectibility of amounts due from its patients. Approximately 59% of the Company’s 2001 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to such reimbursements are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

     Sales and related services revenues include all product sales to patients and are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol medications and respiratory therapy equipment and supplies, and services related to the delivery of these products. Sales revenues are recognized at the time of delivery, and are billed using fixed fee schedules based upon the type of product and the payor. Rentals and other patient revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapy. All rentals of equipment are provided by the Company on a month-to-month basis and are billed using fixed monthly fee schedules based upon the type of rental and the payor. The fixed monthly fee encompasses the rental of the product as well as the delivery and the set-up and instruction by the product technician.

     The Company recognizes revenues at the time services are performed. As such, a portion of patient receivables consists of unbilled receivables for which the Company has not obtained all of the necessary medical documentation, but has provided the service or equipment. The Company calculates its allowance for doubtful accounts based upon the type of receivable (billed or unbilled) as well as the age of the receivable. As a receivable balance ages, an increasingly larger allowance is recorded for the receivable. All billed receivables over one year old and all unbilled receivables over 180 days old are fully reserved. Management believes that the recorded allowance for doubtful accounts is adequate and that historical collections substantiate the percentages at which amounts are reserved. However, the Company is subject to loss to the extent uncollectible receivables exceed its allowance for doubtful accounts. If the Company were to experience a deterioration in the aging of its accounts receivable due to disruptions or a slow down in cash collections, the Company’s allowance for doubtful accounts and bad debt expense would likely increase from current levels. Conversely, an improvement in the Company’s cash collection trends and in its receivable aging would likely result in a decrease in both the allowance for doubtful accounts and bad debt expense.

     Inventory Valuation Reserves and Cost of Sales Recognition. Inventories represent goods and supplies and are priced at the lower of cost (on a first-in, first-out basis) or net realizable value. The Company recognizes cost of sales and relieves inventory at estimated amounts on an interim basis based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. Any resulting adjustment from these physical counts is charged to cost of sales. Management applies a reserve methodology as a benchmark to measure the valuation reserve necessary for inventory balances and believes the recorded inventory reserve is adequate. The Company is subject to loss for unrecorded inventory adjustments in excess of its recorded inventory reserves.

     Rental Equipment Reserves. Rental equipment is rented to patients for use in their homes and is depreciated over the equipment’s estimated useful life. On an annual basis, the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for outdated or obsolete equipment. Management records a reserve for potentially lost, broken, or obsolete rental equipment based upon historical adjustment amounts and believes the recorded rental reserve is adequate. The Company is subject to loss for unrecorded adjustments in excess of its recorded rental equipment reserves.

     Valuation of Long-lived Assets. In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”), management evaluates long-lived assets (excess of cost over fair value of net assets acquired) for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management utilizes estimated undiscounted future cash flows to determine if an impairment exists. When this analysis indicates an impairment exists, the amount of loss is determined based upon a comparison of estimated fair value with the net book value of the asset. While management believes that the estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the evaluations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company was required to adopt the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company recorded goodwill amortization expense of $5.6 million in 2001, and will cease amortizing goodwill effective January 2002. Upon adoption of SFAS 142 in 2002, the Company will perform an initial impairment review of goodwill, and any resulting impairment will be booked as a change in accounting principle. The Company will conduct annual impairment reviews of goodwill thereafter.

     Self Insurance. Self-insurance reserves primarily represent the accrual for self-insurance risks associated with workers’ compensation insurance and employee health insurance. The Company is self-insured for workers’ compensation and maintains specific stop loss coverage in the amount of $250,000 on a per claim basis. The Company did not maintain annual aggregate stop loss coverage for the year 2001 and maintained annual aggregate stop loss coverage of $1.5 million for years 2000 and 1999. The estimated liability for workers’ compensation claims totaled $3.2 million and $3.5 million as of December 31, 2001 and 2000, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

     The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage ranging from $8.5 million to $10.1 million over the last three years. The health insurance policies had unlimited lifetime reimbursements for 2001 and were limited to maximum lifetime reimbursements of $1.0 million per person for medical claims and $1.0 million per person for mental illness and drug and alcohol abuse claims for the years 2000 and 1999. The estimated liability for health insurance claims totaled $1.9 million and $1.6 million as of December 31, 2001 and 2000, respectively. The Company reviews health insurance trends and payment history and maintains a reserve for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims.

     Management continually analyzes its reserves for incurred but not reported claims related to its self- insurance programs and believes these reserves to be adequate. However, significant judgment is involved in assessing these reserves, and the Company is at risk for differences between actual settlement amounts and recorded reserves, and any resulting adjustments are included in expense in the year finalized.

RESULTS OF OPERATIONS

Accounting Charges

2000

     The Company recorded a pre-tax accounting charge in the fourth quarter of 2000 in the amount of $7.5 million to establish a reserve for the Settlement in the government OIG investigation. See “Business – Government Regulation.”

1999

     The Company recorded pre-tax accounting charges in the fourth quarter of 1999 in the amount of $77.5 million related to: (i) $17.1 million to increase the Company’s accounts receivable reserves which resulted in increased bad debt expense above previous quarters of 1999; (ii) $41.1 million related to the write off of impaired goodwill; (iii) $19.9 million to establish a valuation allowance for deferred tax assets; (iv) $0.9 million to record the anticipated loss on the dissolution of one of the Company’s joint ventures; offset by (v) a credit of $1.5 million for the reversal of excess restructuring reserves originally recorded in 1997.

     The charge of $17.1 million in additional accounts receivable reserves related to several changes experienced in the receivables portfolio during 1999. During 1999, the Company placed a greater emphasis than in previous years on collecting current billings with less emphasis on pursuing the collection of older accounts. As a result of this strategy, overall collections of current billings in 1999 improved over the prior year; however, accounts greater than 120 days increased. In addition, some of the billing and collection issues experienced in 1998 continued to contribute to the deterioration in the aging statistics, particularly accounts aged over one year. Also during 1999, the Company continued to experience increased delays between the date services were provided and the actual billing date due to delays in obtaining necessary documentation. Finally, Medicare reimbursement changes which limited coverage of immune globulin therapies were implemented in 1999. These changing characteristics experienced in the receivable portfolio during 1999 prompted the Company to record additional specific reserves related to certain issues and to adopt a reserve methodology which provides additional reserves for accounts with advanced agings. This accounts receivable charge is included in operating expense and as a reduction of earnings from joint ventures in the accompanying 1999 consolidated statements of operations.

     The Company wrote off $40.3 million of impaired goodwill in accordance with SFAS No. 121 due to a continuation of poor performance into 1999 of certain acquisitions. A deterioration in performance of many of these acquired businesses began in mid-1998 and, contrary to management’s expectations, the negative trends did not reverse in 1999. The Company also wrote off impaired goodwill of several of the Company’s joint ventures which adversely impacted earnings from joint ventures by $0.8 million.

     The Company recorded a valuation allowance for deferred tax assets in the amount of $19.9 million due to uncertainty as to their realizability. Due to the fact that the Company had not generated taxable income for the three years ended December 31, 1999 and achieving future taxable income was uncertain, management believed a full valuation allowance was appropriate.

     The Company received formal notice from three of its joint venture partners indicating a desire to dissolve their respective partnerships. The Company estimated that the transaction to dissolve one of these partnerships would result in a loss to the Company in the amount of $0.9 million. After the dissolutions, these businesses are operated as wholly owned operations.

     The Company settled a dispute with the owner of a business that the Company had previously managed under the terms of a management agreement. The potential loss on the settlement had been accrued as part of the Company’s restructuring charge recorded in 1997. Due to the favorable outcome of the settlement, the Company reversed $1.5 million in excess restructuring reserves.

     The total accounting charges discussed above were recorded in the 2000 and 1999 consolidated statements of operations in the following classifications:

	2000	1999

Earnings from joint ventures	$-0-	$2,192,000
Operating expenses	-0-	16,638,000
Restructuring charge	-0-	(1,450,000)
Goodwill impairments	-0-	40,271,000
Provision for litigation settlement	7,500,000	-0-
Deferred income tax provision	-0-	19,847,000

	$7,500,000	$77,498,000

     The Company will continue to evaluate whether additional goodwill impairments will need to be recorded in future periods. In addition, the Company continues to evaluate the impact of its compliance efforts, the current payor environment and other factors which could impact the level of bad debt expense. There can be no assurance that similar accounting charges will not be recorded in future periods.

Historical Perspective

     Beginning in 1998, the Company’s operating results have been negatively impacted by a reduction in Medicare oxygen reimbursement rates (25% reduction effective January 1, 1998, followed by an additional 5% reduction effective January 1, 1999). A business strategy in effect in the latter half of 1998 that focused on the exiting and/or de-emphasizing of certain product lines and contracts has also negatively impacted revenue. This business strategy was rescinded in the fourth quarter of 1998, but the effects on revenue have been ongoing. Although bad debt expense has shown steady improvement in recent years, bad debt expense was negatively impacted beginning in 1998 due to a tougher payor environment and process problems at billing centers caused by employee turnover and the consolidation of billing centers.

     In the fourth quarter of 1998, a new management team, consisting of a new CEO, COO, and CFO, joined the company and immediately ceased the exiting of business lines and contracts. This management team implemented a new strategy that focused on stabilizing and increasing profitable revenues (see “Business – Sales and Marketing” for additional discussion), decreasing and controlling expenses, and decreasing days sales outstanding and bad debt expense. Concurrent with these activities, an enhanced program to ensure compliance with all governmental reimbursement requirements was rolled out throughout the Company.

     Effective April 1, 2001, rather than reporting to the area vice presidents, the Company’s billing centers began reporting directly to the Corporate Reimbursement Department under the leadership of the Vice President of Reimbursement and six directors of compliance and reimbursement. This new organizational structure adds specialized knowledge and focused management resources to the billing, compliance and reimbursement functions.

     The Company does not anticipate renewing its acquisition activities nor its joint venture development as it continues focusing its efforts on existing operations.

Summary of Statement of Operations Reporting

     The Company reports its revenues as follows: (i) sales and related services; (ii) rentals and other; and (iii) earnings from joint ventures. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. The majority of the Company’s hospital joint ventures are not consolidated for financial statement reporting purposes. Earnings from hospital joint ventures represent the Company’s equity in earnings from unconsolidated hospital joint ventures and management and administrative fees for unconsolidated joint ventures. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Cost of rentals and other revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen tanks, rent expense for leased equipment, and rental equipment depreciation expense, and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, division and area management expenses, selling costs, occupancy costs, billing center costs, provision for doubtful accounts and other operating costs. General and administrative expenses include corporate and senior management expenses.

     The following table and related discussion set forth items from the Company’s consolidated statements of operations as a percentage of revenues, excluding the 2000 and 1999 accounting charges previously discussed, for the periods indicated:

	Year Ended December 31,

	2001	2000	1999

Revenues	100%	100%	100%
Cost of sales and related services	22	24	25
Cost of rentals and other revenues, including rental equipment depreciation expense	10	11	11
Operating expenses	55	55	54
General and administrative expense	4	4	4
Depreciation, excluding rental equipment, and amortization expense	3	3	4
Amortization of deferred financing costs	1	1	—
Interest expense	8	9	8

Total expenses	103	107	106

Loss from operations before taxes	(3)	(7)	(6)
Provision for income taxes	—	—	—

Loss from operations	(3)%	(7)%	(6)%

Other Data:
EBITDA (1)	14%	13%	13%

     (1)  EBITDA represents income before interest, taxes, depreciation and amortization. While EBITDA should not be construed as a substitute for operating income, net income, or cash flows from operating activities as determined under GAAP, in analyzing the referenced company’s operating performance, financial position or cash flows, the referenced company has included EBITDA because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. As all companies may not calculate EBITDA in the same manner, these amounts may not be comparable to other companies.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 — Excluding Accounting Charges

     The results of operations between 2001 and 2000 are impacted by the conversions of several unconsolidated joint ventures to wholly owned businesses during 2000, as well as the sales of assets of several centers in 2001.

     Revenues. Revenues decreased from $363.4 million in 2000 to $352.6 million in 2001, a decrease of $10.8 million, or 3%. The termination of a services contract in January, the sale of two unprofitable infusion centers in April, the sale of an unprofitable respiratory and home medical equipment center in July, the sale of the rehab centers in September and the sales of an infusion center and an unprofitable respiratory and home medical equipment center in December have negatively impacted revenues by approximately $18.9 million during 2001. This decrease is also attributable to an approximate $1.6 million decline in revenues as a result of the loss of patients from a dissolved joint venture to a new service provider. Beginning in the second quarter of 2000 the Company consolidated six previously 50% owned joint ventures, adding approximately $3.8 million in revenue to the current year. Without these occurrences, revenue for the current year would have increased by $5.9 million, or 2%, compared to last year. This increase is primarily attributable to revenue growth as a result of the Company’s sales and marketing initiatives. Following is a discussion of the components of revenues:

     Sales and Related Services Revenues. Sales and related services revenues decreased from $171.7 million in 2000 to $163.6 million in 2001, a decrease of $8.1 million, or 5%. This decrease is attributable to approximately $7.8 million in lost sales revenues related to a January 1, 2001 services contract termination, and $10.5 million in lost sales revenues due to the sale of two unprofitable infusion centers in April, the sale of an unprofitable respiratory and home medical center in July, the sale of the rehab centers in September and the sales of an infusion center and an unprofitable respiratory and home medical equipment center in December. These decreases were offset by additional sales revenues of approximately $1.1 million from the accounting consolidation of six of the Company’s previously 50% owned joint ventures and increased sales as a result of the Company’s sales and marketing initiatives.

     Rentals and Other Revenues. Rentals and other revenues decreased from $186.4 million in 2000 to $184.2 million in 2001, a decrease of $2.2 million, or 1%. This decrease is primarily attributable to an approximate $1.6 million decline in rental revenues as a result of the loss of patients from a dissolved joint venture to a new service provider and $0.6 million related to the sales of unprofitable respiratory and home medical equipment centers in July 2001 and December 2001. These decreases were offset by additional rental revenues of approximately $3.0 million from the accounting consolidation of six of the Company’s previously 50% owned joint ventures.

     Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures decreased from $5.3 million in 2000 to $4.7 million in 2001, a decrease of $0.6 million, or 11%, which is primarily attributable to the accounting consolidation of six of the Company’s previously 50% owned joint ventures. These previously 50% owned joint ventures contributed $0.3 million in earnings from hospital joint ventures to 2000.

     Cost of Sales and Related Services. Cost of sales and related services decreased from $85.5 million in 2000 to $79.1 million in 2001, a decrease of $6.4 million, or 7%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 50% for 2000 to 48% for 2001. This decrease is attributable to the sale of the rehab centers which contributed lower margins, and the Company’s reassessment of required reserve levels due to reduced inventory exposure at the end of 2001.

     In March 2001, DeyLabs received FDA approval for a new drug branded “DuoNeb”, a mixture of albuteral sulfate and ipratropium bromide. The Company has historically compounded this drug mixture when requested by a physician for an individual patient and supported by a valid prescription. Current FDA law prohibits the compounding of a drug that is commercially available from an FDA approved manufacturer such as Dey Labs. The Company has been and is currently negotiating with Dey Labs to acquire DuoNeb. The Company expects that the cost to acquire DuoNeb will be significantly higher than its cost to compound the drug, which may have a material adverse impact on cost of sales and results of operations. Negotiations to acquire DuoNeb have been hampered by the Company’s inability to establish or predict how Medicare will reimburse for this new drug. As of this date, Medicare has neither established a reimbursement code nor established a reimbursement rate for this new drug. In addition, if and when a reimbursement code and rate are established, the rate may be less than the rate the Company is currently receiving for the compounded version. Such a reduced rate may have a material adverse impact on revenues and results of operations.

     Cost of Rentals and Other Revenues. Cost of rentals and other revenues decreased from $39.1 million in 2000 to $35.2 million in 2001, a decrease of $3.9 million, or 10%. As a percentage of rentals and other revenues, cost of rentals and other revenues decreased from 21% for 2000 to 19% for 2001. This decrease is primarily attributable to lower levels of rental equipment depreciation due to certain equipment becoming fully depreciated, and a lower level of unfavorable physical inventory adjustments of rental equipment in the current year compared to last year.

     Operating Expenses. Operating expenses decreased from $200.6 million in 2000 to $193.5 million in 2001, a decrease of $7.1 million, or 4%. This decrease is attributable to a $7.6 million reduction in bad debt expense, a $2.7 million reduction in operating expenses as a result of the sale of the rehab centers, and a reduction in workers’ compensation insurance expense due to improvement in claims experience. These decreases were offset somewhat by additional operating expenses of $2.7 million from the accounting consolidation of six of the Company’s previously 50% owned joint ventures.

     Bad debt expense was 6.5% of revenue for 2000 compared to 4.5% in 2001. The improvement in bad debt expense is attributable to improved cash collections resulting from the process redesign and standardization of reimbursement processes and the consolidation of certain billing locations into larger regional billing centers. Also, in 2001, bad debt expense was favorably impacted by the reversal of approximately $1.2 million in previously established reserves as a result of the collection of past due balances associated with a terminated services contract. Without this reserve reversal, bad debt expense as a percentage of revenues would have been 4.8% for 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates.”

     General and Administrative Expenses. General and administrative expenses decreased from $15.8 million in 2000 to $15.6 million in 2001, a decrease of $0.2 million, or 1%. This decrease is attributable to lower consulting and legal fees offset by higher personnel expenses as a result of billing center initiatives, corporate compliance activities and increased marketing efforts. As a percentage of revenues, general and administrative expenses were 4.4% for 2000 and 2001, respectively.

     Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $11.5 million in 2000 to $10.3 million in 2001, a decrease of $1.2 million, or 10%. This decrease is attributable to certain property and equipment becoming fully depreciated, and other intangibles becoming fully amortized.

     Amortization of Deferred Financing Costs. Amortization of deferred financing costs increased from $2.5 million in 2000 to $2.7 million in 2001, an increase of $0.2 million, or 8%. This increase is primarily attributable to additional deferred financing costs associated with amendments to the Credit Agreement.

     Interest. Interest expense decreased from $31.9 million in 2000 to $27.4 million in 2001, a decrease of $4.5 million, or 14%. This decrease is attributable to reductions in the prime borrowing rate and lower principal amounts outstanding.

     Provision for Income Taxes. The provision for income taxes decreased from $0.6 million in 2000 to $0.5 million in 2001. This decrease is due to reduced state income taxes paid in 2001 versus 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 — Excluding Accounting Charges

     The comparison of the results of operations between 2000 and 1999 is impacted by the conversions of several unconsolidated joint ventures to wholly owned businesses during 2000.

     The following discussion excludes the accounting charges recorded in 2000 and 1999. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Accounting Charges – 2000 and 1999.”

     Revenues. Revenues increased from $359.8 million in 1999 to $363.4 million in 2000, an increase of $3.6 million, or 1%. The accounting consolidation of six of the Company’s joint ventures added approximately $8.8 million to revenue in 2000. Without this additional revenue, revenue in 2000 would have decreased by $5.2 million compared to 1999. This decrease is primarily attributable to lower sales of non-core low margin products and the exiting of lower margin contracts, offset somewhat by increases in rentals and sales of certain respiratory products.

     The following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues decreased from $172.4 million in 1999 to $171.7 million in 2000, a decrease of $0.7 million. This decrease is primarily attributable to lower sales of non-core low margin products and the exiting of lower margin contracts, offset somewhat by additional sales revenue from the accounting consolidation of six of the Company’s previously owned 50% joint ventures.

Rentals and Other Revenues. Rentals and other revenues increased from $184.9 million in 1999 to $186.4 million in 2000, an increase of $1.5 million, or 1%. This increase is attributable to the accounting consolidation of six of the Company’s previously owned 50% joint ventures, offset by the exiting of lower margin contracts, many of which did not terminate until the end of the first quarter of 1999 or later.

Earnings from Joint Ventures. Earnings from joint ventures increased from $2.5 million in 1999 to $5.3 million in 2000, an increase of $2.8 million, or 112%, which is primarily attributable to revenue growth, decreased bad debt expense and the related increased profitability of certain joint venture locations.

     Cost of Sales and Related Services. Cost of sales and related services decreased from $90.1 million in 1999 to $85.5 million in 2000, a decrease of $4.6 million, or 5%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 52% to 50%. This decrease is primarily attributable to the Company recording a 1999 provision for inventory reserves related to exiting certain contracts and the de-emphasis of soft goods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates – Inventory Reserves.”

     Cost of Rentals and Other Revenues. Cost of rentals and other revenues decreased from $39.7 million in 1999 to $39.1 million in 2000, a decrease of $0.6 million, or 2%. As a percentage of rentals and other revenues, cost of rentals and other revenues was 21.0% and 21.5% for 2000 and 1999, respectively. This decrease is due to lower rental supply expense and equipment lease expense in 2000 as a result of the Company’s emphasis on reducing and controlling costs.

     Operating Expenses. Operating expenses increased from $193.1 million in 1999 to $200.6 million in 2000, an increase of $7.5 million, or 4%. This increase is primarily attributable to the accounting consolidation of six of the Company’s previously owned 50% joint ventures which added approximately $6.7 million to operating expenses in 2000. Bad debt expense was 6.5% of revenue for 2000 compared to 10.0% of revenue for 1999 including the $17.1 million charge recorded in the fourth quarter of 1999. This improvement in bad debt expense is the result of improved cash collections resulting from the process redesign, standardization and consolidation of billing center activities.

     General and Administrative Expenses. General and administrative expenses increased from $13.9 million in 1999 to $15.8 million in 2000, an increase of $1.9 million, or 14%. This increase is attributable to higher personnel expenses as a result of billing center initiatives, corporate compliance activities and increased marketing efforts as well as higher consulting fees, offset somewhat by lower legal fees. As a percentage of revenues, general and administrative expenses were 3.9% for 1999 compared to 4.4% for 2000.

     Depreciation and Amortization Expenses. Depreciation (excluding rental equipment) and amortization expenses decreased from $14.3 million in 1999 to $11.5 million in 2000, a decrease of $2.8 million, or 20%. The decrease in depreciation expense is primarily attributable to certain property and equipment becoming fully depreciated. The decrease in amortization expense is a result of the $40.3 million write off of impaired goodwill in the fourth quarter of 1999, and several non-compete agreements becoming fully amortized.

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

     Provision for Income Taxes. The provision for income taxes remained constant at $0.6 million for both 1999 and 2000.

Liquidity and Capital Resources

     At December 31, 2001, the Company had current assets of $85.9 million and current liabilities of $324.3 million, resulting in a working capital deficit of $238.4 million and a current ratio of 0.3x. This compares to a working capital deficit of $240.4 million and a current ratio of 0.3x at December 31, 2000. If the remaining Balloon Payment of $281.0 million due on December 31, 2002 was extended beyond 2002, working capital would be $42.7 million and the current ratio would be 2.0x at December 31, 2001. Similarly, if the Bank Credit Facility was not in default at December 31, 2000, working capital would have been $60.5 million and the current ratio would have been 2.0x at December 31, 2000.

     The Company is the borrower under a credit facility (the “Bank Credit Facility”) between the Company and Bankers Trust Company, as agent for a syndicate of lenders (the “Lenders”). The Company’s breach of several of the financial covenants in the Fourth Amended and Restated Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to be not in compliance with certain covenants of the Credit Agreement. On June 8, 2001, the Company entered into the Amended Credit Agreement that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a Balloon Payment of $281.5 million on December 31, 2002. As of April 5, 2002 the Company has

paid the principal payments of $750,000 due on September 30 and December 31, 2001, as well as the $11.6 million principal payment due on March 31, 2002, the $1.0 million principal payment due on June 30, 2002, $0.6 million of the $1.0 million principal payment due on September 30, 2002, and $5.0 million of the balloon payment due on December 31, 2002. These early payments of 2002 principal total $18.2 million, and were generated from operational cash flows, from the sales of assets of centers, from the sales of the Company’s wholly owned real estate, and from the collection of patient receivables associated with the asset sales. However, there currently is no commitment as to how the remaining Balloon Payment due on December 31, 2002 will be satisfied. Anticipated future cash flow from operations will not be sufficient to pay the debt upon its current maturity on December 31, 2002. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal, then the Company’s ability to make the Balloon Payment is contingent upon obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. Additional sources of funds may be required and there can be no assurance that the Company will be able to obtain additional funds on terms acceptable to the Company or at all. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company’s excess cash flow and from the proceeds of the Company’s sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the Company’s assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of April 5, 2002, totals $280.3 million (which includes letters of credit totaling $3.4 million).

     The Amended Credit Agreement further provides for the payment to the Lenders of certain fees. These fees include a restructuring fee of $1.2 million (paid on the effective date of the Amended Credit Agreement), and $200,000 payable on each of December 31, 2001, March 31, 2002 and June 30, 2002, as well as $459,000 payable on September 30, 2002, all payable if the debt remains outstanding at such dates. In addition, the Company has an obligation to pay the agent an annual administrative fee of $75,000 and an annual fee of .50% of the average outstanding indebtedness on each anniversary of the Amended Credit Agreement.

     The Amended Credit Agreement contains various financial covenants, the most restrictive of which relate to measurements of EBITDA, leverage, interest coverage ratios, and collections of accounts receivable. The Amended Credit Agreement also contains provisions for periodic reporting.

     The Amended Credit Agreement also contains restrictions which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company is not permitted to make acquisitions or investments in joint ventures without the consent of Lenders holding a majority of the lending commitments under the Bank Credit Facility. In addition, proceeds of all of the Company’s accounts receivable are transferred daily into a bank account at PNC Bank, N.A. which, under the terms of a Concentration Bank Agreement, requires that all amounts in excess of $3.0 million be transferred to an account at Bankers Trust Company in the Company’s name. Upon occurrence of an event of default under the Amended Credit Agreement, the Lenders have the right to instruct PNC Bank, N.A. and Bankers Trust Company to cease honoring any drafts under the accounts and apply all amounts in the bank accounts against the indebtedness owed to the Lenders.

     Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company is also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times Adjusted EBITDA as defined by the Amended Credit Agreement. As of December 31, 2001 the weighted average borrowing rate was 7.8%. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest would be payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer would have the right to designate the Adjusted Eurodollar Rate plus the applicable margin as the applicable interest rate.

     The Company was required to issue on March 31, 2001 warrants to the Lenders representing 19.999% of the Common Stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of Common Stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable during the period commencing June 1, 2001 and ending May 31, 2011, and the remaining fifty percent are exercisable during the period commencing September 30, 2001 and ending September 29, 2011. The exercise price of the warrants is $0.01 per share. As of April 5, 2002, these warrants have not been exercised.

     Management intends to improve financial performance through stabilizing and increasing profitable revenues, decreasing and controlling operating expenses and improving accounts receivable performance. Management’s cash flow projections and related operating plans indicate the Company can remain in compliance with the new financial covenants under the Amended Credit Agreement and meet its expected obligations until December 31, 2002, when the Balloon Payment is due. However, as with all projections, there is uncertainty as to whether management’s projections can be achieved. Management currently believes that the Company also can remain in compliance with all other covenants in the Amended Credit Agreement until the Balloon Payment is due. In any event of noncompliance or default under the Amended Credit Agreement, the Lenders have the ability to demand payment of all outstanding amounts and there is currently no commitment as to how any such demand would be satisfied by the Company. Any demands for repayment by Lenders, or the inability to obtain waivers in the event of noncompliance with covenants, or the inability to refinance the related debt upon maturity at December 31, 2002 would have a material adverse impact on the financial position, results of operations and cash flows of the Company. As a result, the Company’s independent auditors have added an explanatory paragraph to their unqualified opinion covering the Company’s consolidated financial statements for the year ended December 31, 2001 that expresses substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern. The unqualified opinion with an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern, as well as the uncertainty regarding the Company’s ability to make the Balloon Payment or obtain replacement financing, may impair the Company’s ability to receive trade credit from its vendors and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

     The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $60.1 million and $74.5 million at December 31, 2001 and December 31, 2000, respectively. Average days’ sales in accounts receivable was approximately 67 and 76 days at December 31, 2001, and December 31, 2000, respectively. The Company’s level of DSO and net patient receivables reflect the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

     Net cash provided by operating activities increased from $13.7 million in 2000 to $21.6 million in 2001, an increase of $7.9 million. This increase is primarily due to the current year decrease in accounts receivable. Net cash used in investing activities decreased from $13.3 million in 2000 to $6.1 million in 2001, a decrease of $7.2 million, and primarily relates to 2001 proceeds of $11.1 million from the sales of assets of centers. Capital expenditures increased from $17.8 million in 2000 to $19.6 million in 2001, an increase of $1.8 million. Net cash used in financing activities increased from $16.5 million in 2000 to $18.5 million in 2001, an increase of $2.0 million. The cash used in financing activities for 2000 and 2001 primarily relates to principal payments and deferred financing costs.

     In addition to the Balloon Payment, the Company’s principal capital requirements are for working capital, capital expenditures and debt service. The Company has financed and intends to continue to finance working capital, capital expenditures and debt service with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles. Until maturity of the Bank Credit Facility on December 31, 2002, management believes that these sources will support the Company’s current level of operations as long as the Company maintains compliance with its debt covenants and the due dates of amounts outstanding under the Bank Credit Facility are not accelerated. Management also believes these sources are adequate to fund the Settlement in the government investigation based upon the payment terms, as more fully described in “Business – Government Regulation.” However, as referenced above, anticipated future cash flow from operations will not be sufficient to pay the Balloon Payment at December 31, 2002.

Contractual Obligations and Commercial Commitments

     The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company:

	Payments Due by Period (in thousands)

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Contractual Obligations:
Long-Term Debt	$282,682	$281,966	$70	$80	$566
Capital Lease Obligations	144	127	17	—	—
Operating Leases	29,986	12,626	11,902	3,586	1,872
Other Long-Term Obligations	4,000	—	—	2,000	2,000

Total Contractual Obligations	$316,812	$294,719	$11,989	$5,666	$4,438

     Long-term debt is comprised primarily of the Bank Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     Operating leases are noncancelable leases on certain land, vehicles, buildings and equipment.

     Other long-term liabilities is comprised solely of the government Settlement. See “Business-Government Regulation – Enforcement Activities.”

	Amount of Commitment Expiration Per Period (in thousands)

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Other Commercial Commitments:
Guarantees	$392	$392	—	—	—
Standby Letters of Credit	3,400	3,400	—	—	—

Total Commercial Commitments	$3,792	$3,792	—	—	—

     The Company guarantees a mortgage payable for one of the unconsolidated partnerships.

     The Company has in place three letters of credit totaling $3.4 million securing obligations with respect to its workers’ compensation self-insurance program and its equipment under operating leases.

Reclassification of Debt to Current Maturity

     In the accompanying consolidated financial statements, the Company has restated its December 31, 2000 consolidated balance sheet by reclassifying the non-current portion of the Bank Credit Facility as of December 31, 2000 to a current maturity. In the first quarter of 2001, the Company was in default under the Credit Agreement as a result of breaching several financial covenants and failing to make a principal payment due March 15, 2001. Due to the default, the Company’s Lenders had the right to demand immediate payment of all amounts outstanding under the Bank Credit Facility. Therefore, the Company classified all outstanding debt related to the Credit Agreement as a current liability in its originally issued December 31, 2000 consolidated financial statements. Subsequent to the issuance of its December 31, 2000 consolidated financial statements, the Company and its Lenders signed the Amended Credit Agreement on June 8, 2001, which, among other things, cured the then existing defaults and extended the maturity date of the Bank Credit Facility from April 15, 2002 to December 31, 2002. As a result of the Amended Credit Agreement, the Company reissued its December 31, 2000 consolidated financial statements and filed an amended Annual Report on Form 10-K/A. The reissued consolidated financial statements reclassified $295.1 million of debt from current to non-current as of December 31, 2000. The Company believed that this reclassification was needed in order to ensure the consolidated financial statements were not misleading given the significance of the subsequent event. During the first quarter of 2002, the Company reviewed its reclassification of debt from current to non-current in the reissued December 31, 2000 consolidated financial statements. After a review of additional accounting literature, the Company determined that it would have been more appropriate to not reclassify the debt from current to non-current in the reissued consolidated financial statements based on the fact that the Amended Credit Agreement was signed after the original issuance of the Company’s December 31, 2000 consolidated financial statements. Therefore, the Company has reclassified the non-current portion of the Bank Credit Facility as of December 31, 2000 to a current maturity in the accompanying consolidated financial statements.

Implementation of Financial Accounting Standards

     Statement of Financial Accounting Standards No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) has been issued effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at estimated fair value. The Company adopted the provisions of SFAS No. 133, as amended, effective January 1, 2001, as required; however, the Company’s adoption of SFAS No. 133, as amended, did not have a material effect on the Company’s financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”) regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. The Company’s implementation of SAB 101 in the fourth quarter of 2000 did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their estimated fair value. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

     The Company was required to adopt the provisions of SFAS No. 141 immediately and the provisions of SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS No. 142 on January 1, 2002.

     As of the date of adoption, the Company has unamortized goodwill in the amount of $189.7 million which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $5.6 million for the 12 months ended December 31, 2001. Under SFAS No. 142, effective January 1, 2002 such amortization expense will not be recognized in future periods. The Company is continuing to evaluate the effects that the adoption of SFAS No. 142 will have on its consolidated financial position and results of operations. Although the amount of impairment losses, if any, has not yet been determined, the initial application of SFAS No. 142 could have a material effect on the Company’s consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the future adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company has not yet determined the impact of the January, 2002 adoption of SFAS No. 144 on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company’s Bank Credit Facility uses a floating interest rate. As of December 31, 2001, the Company had outstanding borrowings of approximately $281.0 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $0.5 million. Interest expense associated with other debts would not materially impact the Company as most other interest rates are fixed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements are contained on pages 55 through 86 of this Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive officers of the Company is incorporated by reference to the Company’s definitive proxy statement dated on or about May 1, 2002 (“Proxy Statement”) for the annual meeting of stockholders to be held on June 5, 2002.

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

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

Financial Statements

Form 10-K Pages

Report of Independent Public Accountants	F-55
Consolidated Balance Sheets, December 31, 2001 and 2000	F-56 – F-57
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999	F-58
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2001, 2000, and 1999	F-59
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999	F-60 – F-61
Notes to Consolidated Financial Statements, December 31, 2001	F-62 – F-86

Financial Statement Schedules

Report of Independent Public Accountants	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

Exhibits

     The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the financial statement schedules.

Reports on Form 8-K during the last quarter of the year ended December 31, 2001.

     None.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.

/s/JOSEPH F. FURLONG III

Joseph F. Furlong III, President,
Chief Executive Officer and Director

/s/MARILYN A. O’HARA

Marilyn A. O’Hara
Executive Vice President and
Chief Financial Officer

Date: April 12, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Henry T. Blackstock Henry T. Blackstock	Director	April 12, 2002

/s/Joseph F. Furlong III Joseph F. Furlong III	Director, President, and Chief Executive Officer	April 12, 2002

/s/Mark Manner Mark Manner	Director	April 12, 2002

/s/Donald R. Millard Donald R. Millard	Director	April 12, 2002

/s/Marilyn A. O’Hara Marilyn A. O’Hara	Chief Financial Officer and Chief Accounting Officer	April 12, 2002

American HomePatient, Inc. and Subsidiaries

Consolidated Financial Statements
As of December 31, 2001 and 2000
Together with Report of Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American HomePatient, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN HOMEPATIENT, INC. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, as restated (see Note 3), and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of American HomePatient, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American HomePatient, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that American HomePatient, Inc. (the “Company”) will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred operating losses in the years ended December 31, 2001, 2000 and 1999, has a tangible shareholders’ deficit at December 31, 2001, and has substantial debt balances, of which $282,087,000 is due on or before December 31, 2002. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 18, 2002 (except with
respect to the matters discussed
in Note 15, as to which the date
is March 19, 2002)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000

CURRENT ASSETS:
Cash and cash equivalents	$9,159,000	$12,081,000
Restricted cash	265,000	179,000
Accounts receivable, less allowance for doubtful accounts of $32,152,000 and $40,862,000, respectively	61,661,000	75,465,000
Inventories	13,257,000	15,522,000
Prepaid expenses and other current assets	1,583,000	1,489,000

Total current assets	85,925,000	104,736,000

PROPERTY AND EQUIPMENT, at cost:	171,266,000	184,661,000
Less accumulated depreciation and amortization	(125,043,000)	(131,663,000)

Property and equipment, net	46,223,000	52,998,000

OTHER ASSETS:
Excess of cost over fair value of net assets acquired, net	189,699,000	197,491,000
Investment in joint ventures	9,492,000	9,584,000
Deferred financing costs, net	2,939,000	3,269,000
Other assets, net	10,386,000	10,436,000

Total other assets	212,516,000	220,780,000

	$344,664,000	$378,514,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

(Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY	2001	2000

CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$282,087,000	$297,787,000
Accounts payable	19,360,000	16,449,000
Other payables	2,600,000	2,478,000
Accrued expenses:
Payroll and related benefits	8,054,000	8,204,000
Interest	907,000	1,748,000
Insurance, including self-insurance reserves	5,229,000	5,162,000
Other	6,024,000	13,345,000

Total current liabilities	324,261,000	345,173,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	723,000	1,365,000
Other noncurrent liabilities	4,783,000	5,737,000

Total noncurrent liabilities	5,506,000	7,102,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized, 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 16,327,000 and 15,856,000 shares, respectively	163,000	159,000
Paid-in capital	173,975,000	173,777,000
Accumulated deficit	(159,241,000)	(147,697,000)

Total shareholders’ equity	14,897,000	26,239,000

	$344,664,000	$378,514,000

The accompanying notes are an integral part of these consolidated balance sheets.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

REVENUES:
Sales and related service revenues	$163,637,000	$171,685,000	$172,364,000
Rentals and other revenues	184,221,000	186,386,000	184,913,000
Earnings from joint ventures	4,726,000	5,301,000	303,000

Total revenues	352,584,000	363,372,000	357,580,000

EXPENSES:
Cost of sales and related services	79,078,000	85,473,000	90,142,000
Cost of rentals and other revenues, including rental equipment depreciation of $20,933,000, $25,641,000 and $25,400,000, respectively	35,227,000	39,146,000	39,681,000
Operating	193,466,000	200,570,000	209,737,000
General and administrative	15,571,000	15,823,000	13,895,000
Depreciation, excluding rental equipment, and amortization	10,280,000	11,480,000	14,282,000
Amortization of deferred financing costs	2,667,000	2,517,000	1,778,000
Interest	27,389,000	31,929,000	28,659,000
Restructuring	—	—	(1,450,000)
Goodwill impairment	—	—	40,271,000
Provision for litigation settlement	—	7,500,000	—

Total expenses	363,678,000	394,438,000	436,995,000

LOSS BEFORE INCOME TAXES	(11,094,000)	(31,066,000)	(79,415,000)

PROVISION FOR INCOME TAXES:
Current	450,000	600,000	7,223,000
Deferred	—	—	13,222,000

	450,000	600,000	20,445,000

NET LOSS	$(11,544,000)	$(31,666,000)	$(99,860,000)

NET LOSS PER COMMON SHARE:
BASIC	$(0.68)	$(2.01)	$(6.55)

DILUTED	$(0.68)	$(2.01)	$(6.55)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,933,000	15,783,000	15,236,000

DILUTED	16,933,000	15,783,000	15,236,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Common Stock
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 1998	14,986,000	$150,000	$172,520,000	$(16,171,000)	$156,499,000

Issuance of shares through exercise of employee stock options	10,000	—	10,000	—	10,000
Issuance of shares through employee stock purchase plan	164,000	2,000	337,000	—	339,000
Net loss	—	—	—	(99,860,000)	(99,860,000)

BALANCE, December 31, 1999	15,160,000	152,000	172,867,000	(116,031,000)	56,988,000

Issuance of shares to management	385,000	4,000	62,000	—	66,000
Issuance of shares through employee stock purchase plan	311,000	3,000	162,000	—	165,000
Fair value of stock warrants issued to lenders	—	—	686,000	—	686,000
Net loss	—	—	—	(31,666,000)	(31,666,000)

BALANCE, December 31, 2000	15,856,000	159,000	173,777,000	(147,697,000)	26,239,000

Issuance of shares through employee stock purchase plan	471,000	4,000	198,000	—	202,000
Net loss	—	—	—	(11,544,000)	(11,544,000)

BALANCE, December 31, 2001	16,327,000	$163,000	$173,975,000	$(159,241,000)	$14,897,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,544,000)	$(31,666,000)	$(99,860,000)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	31,213,000	37,121,000	39,682,000
Amortization of deferred financing costs	2,667,000	2,517,000	1,778,000
Equity in earnings of unconsolidated joint ventures	(2,692,000)	(2,462,000)	1,324,000
Deferred income taxes	—	—	13,222,000
Minority interest	318,000	395,000	112,000
Goodwill impairment and write-off	—	—	40,271,000
Other non-cash charges	—	—	742,000

Change in assets and liabilities, net of dispositions and acquisitions:
Restricted cash	(86,000)	(179,000)	51,000
Accounts receivable, net	8,625,000	3,898,000	21,897,000
Inventories	(630,000)	1,399,000	4,388,000
Prepaid expenses and other current assets	(945,000)	(510,000)	2,160,000
Income tax receivable	(1,839,000)	425,000	13,090,000
Accounts payable, other payables and accrued expenses	(3,317,000)	(1,673,000)	4,404,000
Other assets and liabilities	(148,000)	4,446,000	2,686,000

Net cash provided from operating activities	21,622,000	13,711,000	45,947,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets of centers	11,100,000	—	—
Additions to property and equipment, net	(19,629,000)	(17,811,000)	(14,632,000)
Distributions to minority interest owners	(322,000)	(250,000)	(196,000)
Distributions and loan payments from (advances to) unconsolidated joint ventures, net	2,784,000	3,997,000	2,195,000
Proceeds from (payments for) joint venture dissolutions	—	781,000	(200,000)
Acquisitions, net of cash acquired	—	—	(450,000)

Net cash used in investing activities	(6,067,000)	(13,283,000)	(13,283,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(Continued)

	2001	2000	1999

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	$(2,337,000)	$(1,398,000)	$(1,425,000)
Proceeds from long-term debt	—	377,000	4,500,000
Principal payments on long-term debt and capital leases	(16,342,000)	(15,680,000)	(12,241,000)
Proceeds from employee stock purchase plan	202,000	165,000	339,000
Proceeds from sale of stock, net of issuance costs	—	66,000	10,000

Net cash used in financing activities	(18,477,000)	(16,470,000)	(8,817,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,922,000)	(16,042,000)	23,847,000

CASH AND CASH EQUIVALENTS, beginning of year	12,081,000	28,123,000	4,276,000

CASH AND CASH EQUIVALENTS, end of year	$9,159,000	$12,081,000	$28,123,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$28,133,000	$30,761,000	$31,045,000

Cash payments of income taxes	$2,422,000	$453,000	$528,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

1.	ORGANIZATION AND BACKGROUND

American HomePatient, Inc. and subsidiaries (the “Company” or “American HomePatient”) is a health care services company engaged in the provision of home health care services. The Company’s home health care services are comprised of the rental and sale of home medical equipment and home health care supplies, and the provision of infusion therapies and respiratory therapies. As of December 31, 2001, the Company provides these services to patients in the home through 288 centers in 36 states.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $11,544,000, $31,666,000 and $99,860,000 for the years ending December 31, 2001, 2000 and 1999, respectively, and has a tangible shareholders’ deficit at December 31, 2001. The Company has substantial debt balances, of which $282,087,000 is due on or before December 31, 2002. There is currently no commitment as to how any such payment would be satisfied by the Company. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company is currently discussing potential amendment and refinancing alternatives with its lenders. In addition to continuing negotiations with their lenders to potentially amend the Credit Agreement, management has plans to improve financial performance through stabilizing and increasing profitable revenues, decreasing and controlling operating expenses and improving accounts receivable performance. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of companies and other entities acquired in purchase transactions are included from the effective dates of their respective acquisitions. The sales of assets of centers are reflected in the consolidated financial statements based on the effective dates of the sales transactions. Investments in 50% owned joint ventures are accounted for using the equity method, and the results of 70% owned joint ventures are consolidated for reporting purposes.

Revenues

The Company’s principal business is the operation of home health care centers. Approximately 59%, 58% and 56% of the Company’s revenues in 2001, 2000 and 1999, respectively, are from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to such reimbursements are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

Sales and related services revenues include all product sales to patients and are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol medications and respiratory therapy equipment and supplies, and services related to the delivery of these products. Sales revenues are recognized at the time of delivery, and are billed using fixed fee schedules based upon the type of product and the payor. Rentals and other patient revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapy. All rentals of equipment are provided by the Company on a month-to-month basis and are billed using fixed monthly fee schedules based upon the type of rental and the payor. The fixed monthly fee encompasses the rental of the product as well as the delivery and the set-up and instruction by the product technician.

The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,

	2001	2000	1999

Home respiratory therapy services	60%	56%	53%
Home infusion therapy services	17	19	21
Home medical equipment and medical supplies	23	25	26

Total	100%	100%	100%

Cash Equivalents

Cash equivalents consist of highly liquid investments that have an original maturity of less than three months.

Restricted Cash

Restricted cash consists of cash received from voluntary employee payroll deductions to be used solely for the Employee Stock Purchase plan. See Note 11 for additional information regarding the Employee Stock Purchase Plan.

Accounts Receivable

The Company provides credit for a substantial portion of its non third-party reimbursed revenues and continually monitors the credit worthiness and collectibility of amounts due from its patients. The Company recognizes revenues at the time services are performed. As such, a portion of patient receivables consists of unbilled receivables for which the Company has not obtained all of the necessary medical documentation, but has provided the service or equipment. The Company calculates its allowance for doubtful accounts based upon the type of receivable (billed or unbilled) as well as the age of the receivable. As a receivable balance ages, an increasingly larger allowance is recorded for the receivable. All billed receivables over one year old and all unbilled receivables over 180 days old are fully reserved. Management believes that the recorded allowance for doubtful accounts is adequate and that historical collections substantiate the percentages at which amounts are reserved. The Company is subject to loss to the extent uncollectible receivables exceed its allowance for doubtful accounts.

The Company includes provisions for doubtful accounts in operating expenses in the accompanying consolidated statements of operations. The provisions for doubtful accounts were $15,813,000, $23,449,000 and $35,729,000 in 2001, 2000 and 1999, respectively.

Inventories

Inventories represent goods and supplies and are priced at the lower of cost (on a first-in, first-out basis) or net realizable value. The Company recognizes cost of sales and relieves inventory at estimated amounts on an interim basis based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. Any resulting adjustment from these physical counts is charged to cost of sales. Management applies a reserve methodology as a benchmark to measure the valuation reserve necessary for inventory balances and believes the recorded inventory reserve is adequate. The Company is subject to loss for unrecorded inventory adjustments in excess of its recorded inventory reserves.

Property and Equipment

Property and equipment are depreciated or amortized primarily using the straight-line method over the estimated useful lives of the assets for financial reporting purposes and the accelerated cost recovery method for income tax reporting purposes. Assets under capital leases are amortized over the term of the lease for financial reporting purposes. The estimated useful lives are as follows: buildings and improvements, 25 years; rental equipment, 3-7 years; furniture, fixtures and equipment, 4-7 years; leasehold improvements, 5 years; and delivery equipment, 3 years. The provision for depreciation includes the amortization of equipment and vehicles under capital leases.

Rental equipment is rented to patients for use in their homes and is depreciated over the equipment’s useful life. On an annual basis, the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for outdated or obsolete equipment. Management records a reserve for potentially lost, broken, or obsolete rental equipment based upon historical adjustment amounts and believes the recorded rental reserve is adequate. The Company is subject to loss for unrecorded adjustments in excess of its recorded rental equipment reserves.

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

Excess of Cost Over Fair Value of Net Assets Acquired

The excess of cost over fair value of net assets acquired (“goodwill”) is amortized over 40 years using the straight-line method. Accumulated amortization related to goodwill totaled $31,400,000 and $25,927,000 as of December 31, 2001 and 2000, respectively. The Company believes its estimated goodwill life is reasonable given the continuing movement of patient care to noninstitutional settings, expanding demand due to demographic trends, the emphasis of the Company on establishing significant coverage in each local and regional market, the consistent practice with other home care companies and other factors.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, management evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management utilizes estimated undiscounted future cash flows to determine if an impairment exists. When this analysis indicates an impairment exists, the amount of loss is determined based upon a comparison of estimated fair value with the net book value of the asset. Estimated fair value is based upon the present value of estimated future cash flows or other objective criteria.

In 1999, the Company’s evaluation of goodwill indicated impairments related to certain acquisitions of approximately $40,271,000 which were charged to expense in the 1999 consolidated statement of operations. The write-down was based upon management’s estimate of the negative impact of the Company’s inability to replace the decreased cash flows associated with the Medicare oxygen reimbursement reductions to the extent originally planned, as well as certain business strategies implemented in the latter half of 1998 which decreased revenue and increased operating expenses. During 1999, the Company was unable to re-establish its presence in previously exited lines of business as rapidly as originally projected, and thus, continued to experience negative operating results.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). See “Recent Accounting Pronouncements” section of this note for more information.

Deferred Financing Costs

Financing costs are amortized using methods which are not materially different from the effective interest method over the periods of the related indebtedness.

Other Assets

The estimated value of non-compete agreements are amortized over the lives of the agreements, generally periods of up to seven years. As of December 31, 2001 and 2000, the net amounts of non-compete agreements of $65,000 and $150,000, respectively, are reflected in other assets in the accompanying consolidated balance sheets.

Investments under split dollar value life insurance arrangements of $5,141,000 and $6,487,000 at December 31, 2001 and 2000, respectively, were recorded in connection with the acquisitions of certain home health care businesses and are reflected in other assets in the accompanying consolidated balance sheets. Premiums owed on the split dollar value life insurance polices of $1,097,000 at December 31, 2000, were classified as other noncurrent liabilities in the accompanying consolidated balance sheets. All split dollar life insurance premiums have been fully funded as of December 31, 2001.

The Company has deposits with vendors and lessors which total $3,801,000 and $2,570,000 as of December 31, 2001 and 2000, respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. See Note 12 for additional information related to the provision for income taxes.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock option plans using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related Interpretations. Under APB Opinion No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. See Note 11 for further discussion.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income or losses and its components in a full set of general purpose financial statements. Comprehensive income or loss encompasses all changes in shareholders’ equity and includes net income (loss), net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 2001, 2000 and 1999 was the same as net loss for the Company.

Segment Disclosures

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises or other enterprises that are required to file financial statements with the Securities and Exchange Commission (“SEC”) report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company manages its business as one industry segment.

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

Fair Value of Financial Instruments

Management utilizes quoted market prices or pricing information of similar instruments to estimate the fair value of financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accruals approximate fair value because of the short-term nature of these items. Based on the current market rates offered for debt with similar risks and similar maturities, the carrying amount of the Company’s long-term debt, including current portion, also approximates fair value at December 31, 2001.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) has been issued effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at estimated fair value. The Company adopted the provisions of SFAS No. 133, as amended, effective January 1, 2001, as required; however, the Company’s adoption of SFAS No. 133, as amended, did not have a material effect on the Company’s financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (“SAB 101”) regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. The Company’s implementation of SAB 101 in the fourth quarter of 2000 did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their estimated fair value. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

The Company was required to adopt the provisions of SFAS No. 141 immediately and the provisions of SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS No. 142 on January 1, 2002.

As of the date of adoption, the Company has unamortized goodwill in the amount of $189,699,000 which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $5,637,000 for the twelve months ended December 31, 2001. Under SFAS No. 142, effective January 1, 2002 such amortization expense will not be recognized in future periods. The Company is continuing to evaluate the effects that the adoption of SFAS No. 142 will have on its consolidated financial position and results of operations. Although the amount of impairment losses, if any, has not yet been determined, the initial application of SFAS No. 142 could have a material effect on the Company’s consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the future adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company has not yet determined the impact of the January, 2002 adoption of SFAS No. 144 on its financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform to the 2001 presentation.

In the accompanying consolidated financial statements, the Company has restated its December 31, 2000 consolidated balance sheet by reclassifying the non-current portion of the Bank Credit Facility as of December 31, 2000 to a current maturity. In the first quarter of 2001, the Company was in default under the Credit Agreement as a result of breaching several financial covenants and failing to make a principal payment due March 15, 2001. Due to the default, the Company’s lenders had the right to demand immediate payment of all amounts outstanding under the Bank Credit Facility. Therefore, the Company classified all outstanding debt related to the Credit Agreement as a current liability in its originally issued December 31, 2000 consolidated financial statements. Subsequent to the issuance of its December 31, 2000 consolidated financial statements, the Company and its lenders signed the Amended Credit Agreement on June 8, 2001, which, among other things, cured the then existing defaults and extended the maturity date of the Bank Credit Facility from April 15, 2002 to December 31, 2002. As a result of the Amended Credit Agreement, the Company reissued its December 31, 2000 consolidated financial statements and filed an amended Annual Report on Form 10-K/A. The reissued consolidated financial statements reclassified $295,108,000 of debt from current to non-current as of December 31, 2000. The Company believed that this reclassification was needed in order to ensure the consolidated financial statements were not misleading given the significance of the subsequent event. During the first quarter of 2002, the Company reviewed its reclassification of debt from current to non-current in the reissued December 31, 2000 consolidated financial statements. After a review of additional accounting literature, the Company determined that it would have been more appropriate to not reclassify the debt from current to non-current in the reissued consolidated financial statements based on the fact that the Amended Credit Agreement was signed after the original issuance of the Company’s December 31, 2000 consolidated financial statements. Therefore, the Company has reclassified the non-current portion of the Bank Credit Facility as of December 31, 2000 to a current maturity in the accompanying consolidated financial statements.

4.	ACCOUNTING CHARGES

2000 Accounting Charges

The Company recorded a pre-tax accounting charge in the fourth quarter of 2000 in the amount of $7,500,000 to establish a reserve for the Settlement in the government OIG investigation. See Note 10 Health Care Industry for more information.

1999 Accounting Charges

In the fourth quarter of 1999, the Company recorded net pre-tax accounting charges totaling $77,498,000 related to: (a) the recording of additional reserves related to accounts receivable that resulted in increased bad debt expense above previous quarters in 1999 ($17,133,000), (b) the write off of impaired goodwill ($41,032,000), (c) the recording of a valuation allowance for deferred tax assets ($19,847,000), (d) the recording of the anticipated loss on the dissolution of one of the Company’s joint ventures ($936,000), and (e) the reversal of excess restructuring reserves originally recorded in 1997 ($1,450,000).

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

The Company wrote off $40,271,000 of impaired goodwill as required under SFAS No. 121 due to a continuation of poor performance into 1999 of certain acquisitions. A deterioration in performance of many of these acquired businesses began in mid-1998 and, contrary to management’s expectations, the negative trends did not reverse in 1999. The Company also wrote off impaired goodwill of certain of the Company’s joint ventures which adversely impacted earnings from joint ventures by $761,000 in the accompanying 1999 consolidated statement of operations.

The Company also recorded a valuation allowance for deferred tax assets in the amount of $19,847,000 due to uncertainty as to their realizability. Due to the fact that the Company had not generated taxable income for the three years ended December 31, 1999 and achieving future taxable income was uncertain, management believed a full valuation allowance was appropriate.

The Company received formal notice from three of its joint venture partners of their desire to dissolve their respective partnerships. The Company estimated that the transaction to dissolve one of these partnerships would result in a loss to the Company in the amount of $936,000. This charge is included as a reduction in earnings from joint ventures in the accompanying 1999 consolidated statement of operations. After the dissolutions, these businesses are operated as wholly owned operations.

The Company settled a dispute with the owner of a business that the Company had previously managed under the terms of a management agreement. The potential loss on the settlement had been accrued as part of the Company’s restructuring charge recorded in 1997. Due to the favorable outcome of the settlement, the Company reversed $1,450,000 in excess restructuring reserves in the year ended December 31, 1999. This reversal is included in restructuring in the accompanying 1999 consolidated statement of operations.

5.	INVESTMENT IN JOINT VENTURE PARTNERSHIPS

The Company owns 50% of 10 home health care businesses, and 70% of 2 home health care businesses that are operational as of December 31, 2001 (the “Partnerships”). The remaining ownership percentage of each business is owned by local hospitals or other investors within the same community. The Company is solely responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections.

During 1999, the Company converted one of its previously 50% owned joint ventures to a wholly owned operation through the acquisition of the hospital partner’s equity. During 2000, the Company converted six of its previously owned 50% joint ventures to wholly owned operations as a result of the withdrawal of the hospital partners from the Partnerships. As a result of these transactions, the results of operations of these joint ventures have been consolidated into the financial results of the Company as of the date of the conversions to wholly owned operations. Previously, these joint ventures were accounted for under the equity method. Effective November 2000, the Company and its hospital partner sold substantially all of the assets of a 50% owned joint venture to a third-party and discontinued operations in preparation for dissolving the partnership. The Company has not developed any new joint ventures since 1998.

The Company provides accounting and receivable billing services to the Partnerships. The Partnerships are charged for their share of such costs based on contract terms. The Company’s earnings from joint ventures include equity in earnings of 50% owned joint ventures, management fees and fees for accounting and receivable billing services. The Company’s investment in unconsolidated joint ventures includes receivables from (payables to) joint ventures of $340,000 and $(8,000) at December 31, 2001 and 2000, respectively, as well as promissory notes receivable from joint ventures, totaling $1,416,000 and $1,666,000 as of December 31, 2001 and 2000, respectively. Minority interest of $458,000 and $461,000 as of December 31, 2001 and 2000, respectively, is included in other noncurrent liabilities in the Company’s consolidated balance sheets. Minority interest represents the outside partners’ 30% ownership interests in the consolidated joint ventures.

The Company guarantees a mortgage payable of one of the unconsolidated Partnerships. The balance of the guaranteed debt at December 31, 2001 is $392,000.

Summarized financial information of all 50% owned partnerships at December 31, 2001 and 2000 and for the years then ended is as follows:

	2001	2000

Cash	$958,000	$772,000
Accounts receivable, net	5,354,000	6,499,000
Property and equipment, net	6,923,000	6,346,000
Other assets	4,541,000	4,843,000

Total assets	$17,776,000	$18,460,000

Accounts payable and accrued expenses	$1,540,000	$1,035,000
Debt	1,166,000	1,953,000
Partners’ capital	15,070,000	15,472,000

Total liabilities and partners’ capital	$17,776,000	$18,460,000

Net sales and rental revenues	$31,288,000	$38,667,000
Cost of sales and rentals, including rental depreciation	9,088,000	10,627,000
Operating and management fees	16,152,000	21,421,000
Depreciation, excluding rental equipment, amortization and interest expense	710,000	1,354,000

Total expenses	25,950,000	33,402,000

Pre-tax income	$5,338,000	$5,265,000

6.	SALES OF CERTAIN ASSETS

In the quarter ended December 31, 2001 the Company recorded a pre-tax gain of $2,573,000 (reflected in operating expense in the accompanying consolidated statements of operations) related to the sales of the assets of an infusion center and the assets of a respiratory and home medical equipment center. Effective December 2001, the assets of these centers were sold for approximately $3,400,000, of which $3,300,000 was received in cash upon closing with the remainder to be paid to the Company under a note payable due on December 1, 2003. During 2001, these centers generated annualized revenues of approximately $11,200,000 and annualized earnings before interest, taxes, depreciation and amortization of approximately $1,000,000. The proceeds from these sales and the proceeds from the subsequent collection by the Company of the related patient receivables were used to pay down debt under the Company’s Bank Credit Facility. In addition, the Company sold two real estate properties through sale-leaseback transactions, generating cash proceeds of approximately $1,000,000 which were also used to pay down debt under the Company’s Bank Credit Facility. Under the terms of the Amended Credit Agreement, the Company was required to sell its wholly owned real estate by December 31, 2001 or grant mortgages on the real estate to the lenders.

In the quarter ended September 30, 2001 the Company recorded a pre-tax loss of $2,629,000 (reflected in operating expense in the accompanying consolidated statements of operations) related to the sale of the assets of its rehab centers. Effective September 2001, the Company sold substantially all of the assets (including patient receivables) of its rehab centers to United Seating and Mobility, L.L.C., a Missouri limited liability company. United Seating and Mobility, L.L.C. is owned in part by a former employee of the rehab centers, who is no longer an employee of the Company effective with the sale. The rehab centers were sold for approximately $7,700,000, of which $7,200,000 was received in cash upon closing with the remainder to be paid to the Company under a note payable due on February 28, 2002. The cash proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility. The rehab centers provided custom-built seating and positioning systems and custom-built wheelchairs to patients with impaired mobility and generated approximately $22,000,000 in annualized revenues with minimal earnings before interest, taxes, depreciation and amortization.

In addition, the Company sold the assets of two unprofitable infusion centers in April 2001 and an unprofitable respiratory and home medical equipment center in July 2001 for approximately $600,000 in cash. During 2001, these centers generated annualized revenues of approximately $4,260,000. The proceeds from these sales and the proceeds from the subsequent collection by the Company of the related patient receivables were used to pay down debt under the Company’s Bank Credit Facility.

7.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable, before allowance for doubtful accounts, consists of the following components:

	December 31,

	2001	2000

Patient receivables:
Medicare	$29,708,000	$38,225,000
All other, principally commercial insurance companies	62,561,000	77,135,000

	92,269,000	115,360,000
Other receivables, principally due from vendors and former owners	1,544,000	967,000

Total	$93,813,000	$116,327,000

8.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	December 31,

	2001	2000

Land	$52,000	$647,000
Buildings and improvements	6,237,000	7,934,000
Rental equipment	132,395,000	143,000,000
Furniture, fixtures and equipment	29,387,000	29,202,000
Delivery equipment	3,195,000	3,878,000

	$171,266,000	$184,661,000

Property and equipment under capital leases are included under the various equipment categories.

As of December 31, 2001 and 2000, respectively, accumulated depreciation includes $93,814,000 and $101,150,000 of accumulated depreciation related to rental equipment.

9.	LONG-TERM DEBT AND LEASE COMMITMENTS

Long-term debt and capital lease obligations consist of the following:

	December 31,

	2001	2000

Amended Credit Agreement:
Secured revolving line of credit	$—	$245,843,000
Secured term loan	281,042,000	50,765,000
Note payable, primarily secured with acquired assets, interest at 6.8%, principal and interest due annually, final principal and interest payment due on February 15, 2016	748,000	778,000
Mortgage note payable, secured by a building, interest at 8%, repaid in 2001 in connection with the sale of the building	—	527,000
Notes payable, primarily secured with acquired assets	892,000	906,000
Capital lease obligations, monthly principal and interest payments until 2003	128,000	333,000

	282,810,000	299,152,000
Less current portion	(282,087,000)	(297,787,000)

	$723,000	$1,365,000

As of January 31, 2001, the Company was not in compliance with several of the financial covenants of the Fourth Amended and Restated Credit Agreement; in addition, the Company failed to make the scheduled principal payment due March 15, 2001. Noncompliance with these covenants and failure to make the scheduled principal payment gave the lenders the right to demand payment of the Company’s debt and to seize the Company’s assets.

On June 8, 2001, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component, and all existing indebtedness is in the form of a term loan that matures on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11,600,000 on March 31, 2002; principal payments of $1,000,000 on June 30, 2002 and September 30, 2002; and a balloon payment of $281,508,000 due on December 31, 2002. As of February 18, 2002 the Company has paid the principal payments of $750,000 due on September 30 and December 31, 2001, as well as the $11,600,000 principal payment due on March 31, 2002, the $1,000,000 principal payment due on June 30, 2002, $575,000 of the $1,000,000 principal payment due on September 30, 2002, and $3,298,000 of the balloon payment due on December 31, 2002. These early payments of 2002 principal total $16,473,000, and were generated from operational cash flows, from the sales of assets of centers, from the sales of wholly owned real estate, and from the Company’s collection of patient receivables associated with the asset sales. However, there currently is no commitment as to how the remaining balloon payment due on December 31, 2002 will be satisfied. Anticipated future cash flow from operations will not be sufficient to pay the debt upon its current maturity on December 31, 2002. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal, then the Company’s ability to make the balloon payment is contingent upon obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. Additional sources of funds may be required and there can be no assurance that the Company will be able to obtain additional funds on terms acceptable to the Company or at all. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company’s excess cash flow and from the proceeds of the Company’s sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the Company’s assets have been pledged as security for borrowings under the Bank Credit Facility.

The Amended Credit Agreement further provides for the payment to the lenders of certain fees. These fees include a restructuring fee of $1,200,000 (paid on the effective date of the Amended Credit Agreement), and $200,000 payable on each of December 31, 2001, March 31, 2002 and June 30, 2002, as well as $459,000 payable on September 30, 2002, all payable if the debt remains outstanding at such dates. In addition, the Company has an obligation to pay the agent an annual administrative fee of $75,000 and an annual fee of .50% of the average outstanding indebtedness on each anniversary of the Amended Credit Agreement.

The Amended Credit Agreement contains various financial covenants, the most restrictive of which relate to measurements of EBITDA, leverage, interest coverage ratios, and collections of accounts receivable. The Amended Credit Agreement also contains provisions for periodic reporting.

The Amended Credit Agreement also contains restrictions which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company is not permitted to make acquisitions or investments in joint ventures without the consent of lenders holding a majority of the lending commitments under the Amended Credit Agreement. In addition, proceeds of all of the Company’s accounts receivable are transferred daily into a bank account at PNC Bank, N.A. which, under the terms of a Concentration Bank Agreement, requires that all amounts in excess of $3,000,000 be transferred to an account at Bankers Trust Company in the Company’s name. Upon occurrence of an event of default under the Amended Credit Agreement, the lenders have the right to instruct PNC Bank, N.A. and Bankers Trust Company to cease honoring any drafts under the accounts and apply all amounts in the bank accounts against the indebtedness owed to the lenders.

Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company is also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times Adjusted EBITDA as defined by the Amended Credit Agreement. At December 31, 2001, the weighted average borrowing rate was 7.8%. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest would be payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer would have the right to designate the Adjusted Eurodollar Rate plus the applicable margin as the applicable interest rate.

The Company was required to issue on March 31, 2001 warrants to the lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable during the period commencing June 1, 2001 and ending May 31, 2011, and the remaining fifty percent are exercisable during the period commencing September 30, 2001 and ending September 29,

2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs to recognize the estimated fair value of the warrants as of December 31, 2000 ($686,000). As a result, in 2000, the Company also adjusted the related amortization of these costs on a cumulative basis using the effective interest method.

The Company has remaining notes payable balances totaling $892,000 as of December 31, 2001 that were previously issued to sellers in connection with past acquisitions. These sellers have amounts owed to the Company which have not yet been paid and which offset these notes payable.

Principal payments required on long-term debt (excluding capital leases) for the next five years and thereafter beginning January 1, 2002, based on the Amended Credit Agreement, are as follows:

2002	$281,966,000
2003	33,000
2004	37,000
2005	38,000
2006	42,000
Thereafter	566,000

$282,682,000

Capital Leases

The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases beginning January 1, 2002, less amounts representing interest, are as follows:

2002	$127,000
2003	17,000

144,000
Less amounts representing interest	(16,000)

$128,000

10.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has noncancelable operating leases on certain land, vehicles, buildings and equipment. The approximate minimum future rental commitments on the operating leases for the next five years beginning January 1, 2002 are as follows:

2002	$12,626,000
2003	7,543,000
2004	4,359,000
2005	2,262,000
2006	1,324,000
Thereafter	1,872,000

$29,986,000

Rent expense for all operating leases was approximately $14,973,000, $14,672,000 and $15,057,000 in 2001, 2000 and 1999, respectively.

Litigation

The Company is subject to certain known or possible litigation incidental to the Company’s business, which, in management’s opinion, will not have a material adverse effect on the Company’s results of operations or financial condition.

See discussion of government investigation issues under the Health Care Industry section of this Note.

Professional liability insurance up to certain limits is carried by the Company for coverage of such claims. See Note 13 for further discussion.

Employment and Consulting Agreements

The Company has employment agreements with certain members of management which provide for the payment to these members of amounts up to one to two and a half times their annual compensation in the event of a termination without cause, a constructive discharge (as defined) or upon a change in control of the Company (as defined). The terms of such agreements are from one to three years and automatically renew for one year. The maximum contingent liability under these agreements at December 31, 2001 is approximately $5,663,000.

Self-Insurance

The Company is self-insured for workers’ compensation and maintains specific stop loss coverage in the amount of $250,000 on a per claim basis. The Company did not maintain annual aggregate stop loss coverage for the year 2001 and maintained annual aggregate stop loss coverage of $1,500,000 for the years 2000 and 1999. The Company is self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage that has ranged from $8,500,000 to $10,100,000 over the last three years. The health insurance policies had unlimited lifetime reimbursements for 2001, and were limited to maximum lifetime reimbursements of $1,000,000 per person for medical claims and $1,000,000 per person for mental illness and drug and alcohol abuse claims for the years 2000 and 1999. Liabilities in excess of these aggregate amounts are the responsibility of the insurer.

The Company provides reserves for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The Company’s accrued expenses include total workers’ compensation insurance reserves of $3,153,000 and $3,458,000 as of December 31, 2001 and 2000, respectively, and total health insurance reserves of $1,851,000 and $1,631,000 as of December 31, 2001 and 2000, respectively. The differences between actual settlements and reserves are included in expense in the year finalized.

Letters of Credit

The Company has in place three letters of credit totaling $3,400,000 securing obligations with respect to its workers’ compensation self-insurance program and its equipment under operating leases. Effective January 1, 2002, these letters of credit were reduced to $3,350,000.

401K Retirement Savings Plan

The Company maintains a 401k Retirement Savings Plan (the “401k”), administered by ReliaStar Life Insurance Company, to provide a tax deferred retirement savings plan to its employees. To qualify, employees must be at least 21 years of age, with twelve months of continuous employment and must work at least twenty hours per week. The 401k is 100% employee funded with contributions limited to 1% to 15% of employee compensation. Effective January 1, 2001 the Company matches 25% of the first 3% of employee contributions. Total expense of $357,000 associated with the Company’s matching is included in the accompanying 2001 consolidated statement of operations.

Health Care Industry

The Company, as a participant in the health care industry, is subject to extensive federal, state and local regulation. In addition to the False Claims Act and other federal and state anti-kickback and self-referral laws applicable to all of the Company’s operations (discussed more fully below), the operations of the Company’s home health care centers are subject to federal laws covering the repackaging and dispensing of drugs (including oxygen) and regulating interstate motor-carrier transportation. Such centers also are subject to state laws (most notably licensing and controlled substances registration) governing pharmacies, nursing services and certain types of home health agency activities.

The Company’s operations are also subject to a series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 (“OBRA 1987”) which apply to the Company’s operation. Periodic changes have occurred from time to time since the enactment of OBRA 1987, including reimbursement reductions and changes to payment rules.

The Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims to the government for payment. False Claims Act penalties for violations can include sanctions, including civil monetary penalties. As a provider of services under the federal reimbursement programs such as Medicare, Medicaid and TRICARE (formerly CHAMPUS), the Company is subject to the anti-kickback statute, also known as the “fraud and abuse law.” This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of patients for government-reimbursed health care services. The Company may also be affected by the federal physician self-referral prohibition, known as the “Stark Law”, which, with certain exceptions, prohibits physicians from referring patients to entities in which they have a financial relationship. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, under the theory that such arrangements are designed to induce or to encourage the referral of patients to a particular provider. In many states, these laws apply to services reimbursed by all payor sources.

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

The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a Certificate for Medical Necessity (“CMN”) signed by a physician. In January 1999, the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan. The Company has created and implemented a compliance program, which it believes meets the elements of the OIG’s Model Plan for the industry. As part of its compliance program, the Company performs internal audits of the adequacy of billing documentation. The Company’s policy is to voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that are identified in this process and that cannot be corrected. The Company periodically reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations; however, certain proceedings have been and may in the future be commenced against the Company alleging violations of applicable laws governing the operation of the Company’s business and its billing practices.

The Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include: (i) Prospective Payment System (“PPS”) and Consolidated Billing requirements for skilled nursing facilities and PPS for home health agencies, which do not affect the Company directly but could affect the Company’s contractual relationships with such entities (the consolidated billing requirement was subsequently reversed by the Omnibus Budget bill, signed into law by President Clinton on November 23, 1999); (ii) pilot projects in Polk County, Florida and San Antonio, Texas which began on October 1, 1999 and February 1, 2001, respectively, to determine the efficacy of competitive bidding for certain durable medical equipment (“DME”), under which Medicare reimbursements for certain items are reduced between 17% and 31% from the current fee schedules (the Company is participating to some extent in both pilot projects); and (iii) deadlines (as yet undetermined) for obtaining Medicare and Medicaid surety bonds for home health agencies and DME suppliers. In addition, in early 2002 the State of Florida Agency for Health Care Administration established statewide competitive bidding for all Medicaid hospital beds and respiratory equipment and supplies. The entire state of Florida has been divided into eleven geographical areas, and each area will be bidded separately. The program is effective May 2002 through April 2004. The Company is currently evaluating to what extent it will participate in each of the various areas.

The Company is also subject to state laws governing Medicaid, professional training, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by the Company must comply with all applicable laws, regulations and licensing standards and many of the Company’s employees must maintain licenses to provide some of the services offered by the Company. Additionally, certain of the Company’s employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing. Information about individuals and other health care providers who have been sanctioned or excluded from participation in government reimbursement programs is readily available on the Internet, and all health care providers, including the Company, are held responsible for carefully screening entities and individuals they employ or do business with, to avoid contracting with an excluded provider. The federal government may impose sanctions, including financial penalties, on companies that contract with excluded providers.

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

In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers, including the Company and other durable medical equipment suppliers, have received subpoenas and other requests for information in connection with their business operations and practices. From time to time, the Company also receives notices and subpoenas from various government agencies concerning plans to audit the Company, or requesting information regarding certain aspects of the Company’s business. The Company cooperates with the various agencies in responding to such subpoenas and requests. The Company expects to incur additional legal expenses in the future in connection with existing and future investigations.

The government has broad authority and discretion in enforcing applicable laws and regulations; therefore, the scope and outcome of any such investigations, inquiries, or legal actions cannot be predicted. There can be no assurance that federal, state or local governments will not impose additional regulations upon the Company’s activities nor that the Company’s activities will not be found to have violated some of the governing laws and regulations. Any such regulatory changes or findings of violations of laws could adversely affect the Company’s business and financial position, and could even result in the exclusion of the Company from participating in Medicare, Medicaid, and other government reimbursement programs.

On June 11, 2001, a settlement agreement (the “Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. This settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times over the next 57 months. The Company also agreed to pay the relator’s attorneys fees and expenses. The Company recorded a $7,500,000 reserve in the fourth quarter of 2000 based upon the expectation of a settlement and has made all payments that have come due under the Settlement. The Settlement does not resolve the relator’s claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims.

The Company also was named as a defendant in two other False Claims Act cases. In each of those cases, the DOJ declined to intervene and such cases were subsequently dismissed in March 2001. In one of these cases, the plaintiff has appealed the dismissal of this action and the parties are awaiting the court’s decision in the case.

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

There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $7,500,000 reserve discussed above which relates to the settled government investigation, the Company has not recorded any reserves related to the unsettled government investigations. The outcome of any pending lawsuits could have a material adverse effect on the Company.

11.	SHAREHOLDERS’ EQUITY AND STOCK PLANS

Nonqualified Stock Option Plans

Under the 1991 Nonqualified Stock Option Plan (the “Plan”), as amended as of November 8, 2000, 4,500,000 shares of the Company’s common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the Plan is ten years. Shares subject to options granted under the Plan which expire, terminate or are canceled without having been exercised in full become available again for future grants.

An analysis of stock options outstanding is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding at December 31, 1998	2,055,331	$11.82
Granted	424,000	$0.56
Exercised	(10,000)	$1.06
Canceled	(310,725)	$16.72

Outstanding at December 31, 1999	2,158,606	$8.96
Granted	803,000	$0.18
Canceled	(226,577)	$10.97

Outstanding at December 31, 2000	2,735,029	$6.22
Granted	35,000	$0.80
Canceled	(190,690)	$15.32

Outstanding at December 31, 2001	2,579,339	$5.47

Exercisable at December 31, 2001	2,031,914	$6.68

Options granted under the Plan have the following characteristics:

						Weighted
						Average
				Weighted		Exercise Price
				Average	Options	of Options
			Weighted	Remaining	Exercisable at	Exercisable at
Options	Exercise		Average	Contractual	December 31,	December 31,
Outstanding	Prices		Exercise Price	Life in Years	2001	2001

30,000	$10.04		$10.04	2.5	30,000	$10.04
174,188	$15.83	to	$16.54	3.1	174,188	$16.54
	$20.67
279,701	$17.50		$17.50	4.1	279,701	$17.50
68,500	$21.50		$21.50	5.2	68,500	$21.50
784,950	$2.13	to	$5.29	6.8	763,775	$4.93
	$18.13
414,000	$0.56		$0.56	7.9	310,500	$0.56
793,000	$0.17	to	$0.18	8.8	396,500	$0.18
	$0.54
35,000	$0.80		$0.80	9.9	8,750	$0.80

2,579,339					2,031,914

Options granted during 1996 have a two year vesting period and expire in ten years. Options granted during 1997 have two and three year vesting periods and expire in ten years. Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. As of December 31, 2001, shares available for future grants of options under the Plan total 686,770.

Under the 1995 Nonqualified Stock Option Plan for Directors (the “1995 Plan”), as amended as of February 10, 2000, 600,000 shares of the Company’s common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the 1995 Plan is ten years. Shares subject to options granted under the Plan which expire, terminate or are canceled without having been exercised in full become available for future grants.

Options granted under the 1995 Plan have the following characteristics:

						Weighted
						Average
				Weighted		Exercise Price
				Average	Options	of Options
			Weighted	Remaining	Exercisable at	Exercisable at
Options	Exercise		Average	Contractual	December 31,	December 31,
Outstanding	Prices		Exercise Price	Life in Years	2001	2001

16,500	$19.67	to	$20.12	3.7	16,500	$20.12
	$20.67
9,000	$26.25		$26.25	5.0	9,000	$26.25
9,000	$21.06		$21.06	6.0	9,000	$21.06
9,000	$1.69		$1.69	7.0	9,000	$1.69
9,000	$0.53		$0.53	8.0	9,000	$0.53
215,000	$0.20	to	$0.27	8.7	215,000	$0.27
	$0.30
20,000	$0.75		$0.75	10.0	20,000	$0.75

287,500					287,500

The issued options are fully vested and expire in ten years. None of these options have been exercised.

The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option and employee stock purchase plans been determined based on the fair value at the grant date of awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

	2001	2000	1999

Net loss – as reported	$(11,544,000)	$(31,666,000)	$(99,860,000)
Net loss – pro forma	$(11,648,000)	$(32,158,000)	$(100,998,000)
Net loss per common share – as reported
Basic	$(0.68)	$(2.01)	$(6.55)
Diluted	$(0.68)	$(2.01)	$(6.55)
Net loss per common share – pro forma
Basic	$(0.69)	$(2.04)	$(6.63)
Diluted	$(0.69)	$(2.04)	$(6.63)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted were $0.23, $0.08 and $0.20 for 2001, 2000 and 1999, respectively. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999:

	2001	2000	1999

Dividend yield	0%	0%	0%
Expected volatility	45.0	45.0	45.0
Expected lives	2 to 5 years	1 to 3 years	1 to 3 years
Risk-free interest rate range	2.70% to 4.67%	5.87% to 6.42%	4.8% to 6.0%

Employee Stock Purchase Plan

In addition to the shares originally reserved for issuance under the Company’s 1993 Stock Purchase Plan (the “Stock Purchase Plan”), the Company issued an additional 369,571 shares in connection with the Stock Purchase Plan in March 2001. Under the Stock Purchase Plan, employees may purchase common stock, subject to certain limitations, at 85% of the lower of the closing market price at the beginning or at the end of each plan year, which is the last day of February. Effective March 2002, the Stock Purchase Plan was terminated.

Common Stock Issued to Company Management

On November 8, 2000, the Company’s Board of Directors granted certain members of Company management the right to immediately purchase 385,000 shares of common stock directly from the Company at the closing market price of $0.17 per share on that date.

Warrants

As part of the Second Amendment to the Fourth Amended and Restated Credit Agreement, the Company agreed to issue on March 31, 2001, warrants to the lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001. To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the lenders on June 8, 2001. Fifty percent of these warrants are exercisable during the period commencing June 1, 2001 and ending May 31, 2011, and the remaining fifty percent are exercisable during the period commencing September 30, 2001 and ending September 29, 2011. The exercise price of the warrants is $0.01 per common share. The Company accounted for the estimated fair value of these warrants ($686,000) during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs to recognize the fair value of the warrants as of December 31, 2000, and adjusted the related amortization. As of December 31, 2001, none of these warrants have been exercised.

Preferred Stock

The Company’s certificate of incorporation was amended in 1996 to authorize the issuance of up to 5,000,000 shares of preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each such series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations or restrictions thereof. As of December 31, 2001, no preferred shares have been issued.

Earnings (Loss) Per Common Share

SFAS No. 128 “Earnings Per Share” establishes standards for computing and presenting earnings per share. Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible debt, options and warrants. In computing diluted earnings per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method.

The following information is necessary to calculate earnings (loss) per share for the years ending December 31, 2001, 2000 and 1999:

	2001	2000	1999

Net loss	$(11,544,000)	$(31,666,000)	$(99,860,000)

Weighted average common shares outstanding	16,933,000	15,783,000	15,236,000
Effect of dilutive options and warrants	—	—	—

Adjusted diluted common shares outstanding	16,933,000	15,783,000	15,236,000

Net loss per common share
Basic	$(0.68)	$(2.01)	$(6.55)

Diluted	$(0.68)	$(2.01)	$(6.55)

Securities that could potentially dilute basic earnings (loss) per share that were not included in the calculations above, because of the anti-dilutive effects for 2001, 2000 and 1999, include all outstanding stock options and warrants previously discussed.

12.	INCOME TAXES

The provision for income taxes is comprised of the following components:

	For the Years Ended December 31,

	2001	2000	1999

Current
Federal	$—	$—	$6,625,000
State	450,000	600,000	598,000

	450,000	600,000	7,223,000

Deferred
Federal	—	—	12,931,000
State	—	—	291,000

	—	—	13,222,000

Provision for income taxes	$450,000	$600,000	$20,445,000

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

	For the Years Ended December 31,

	2001	2000	1999

Provision (benefit) for federal income taxes at statutory rate	$(3,883,000)	$(10,873,000)	$(27,795,000)
State income taxes, net of federal tax benefit	(575,000)	(1,081,000)	(627,000)
Valuation allowance	3,690,000	8,768,000	47,906,000
Other, principally non-deductible goodwill and other expenses	1,218,000	3,786,000	961,000

Provision for income taxes	$450,000	$600,000	$20,445,000

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,

	2001	2000

Current deferred tax assets (liabilities):
Accrued restructuring liabilities	$176,000	$209,000
Accounts receivable reserves	10,689,000	13,133,000
Accrued liabilities and other	3,581,000	4,643,000

	14,446,000	17,985,000
Less valuation allowance	(14,446,000)	(17,985,000)

Net current deferred tax assets	$—	$—

Noncurrent deferred tax assets (liabilities):
Financial reporting amortization in excess of tax amortization	$11,228,000	$15,463,000
Alternative minimum tax credit	2,164,000	2,164,000
Net operating loss carryforward	28,700,000	19,929,000
Noncurrent asset valuation reserves	769,000	638,000
Other	7,716,000	5,687,000
Acquisition costs	(2,739,000)	(2,739,000)
Tax depreciation in excess of financial reporting depreciation	(1,920,000)	(2,453,000)

	45,918,000	38,689,000
Less valuation allowance	(45,918,000)	(38,689,000)

Net noncurrent deferred tax assets	$—	$—

Due to the Company’s continuing historical losses and projected future losses, there is uncertainty surrounding the realization of the deferred tax assets; thus, the Company recorded a valuation allowance to fully reserve all net deferred tax assets as of December 31, 2001 and 2000.

At December 31, 2001, the Company had net operating loss carryforwards of approximately $74,065,000 available to offset future taxable income which expire in varying amounts beginning in 2020.

There has been no exercise of employees’ non-qualified stock options since 1998.

13.	PROFESSIONAL LIABILITY INSURANCE

The Company’s professional liability policies are on an occurrence basis and are renewable annually with per claim coverage limits of up to $1,000,000 per occurrence and $3,000,000 in the aggregate. The Company maintains a commercial general liability policy which includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1,000,000 per occurrence with a $2,000,000 product liability annual aggregate and a $2,000,000 general liability annual aggregate. The Company also maintains excess liability coverage with limits of $50,000,000 per occurrence and $50,000,000 in the aggregate. While management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as additional insured, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage.

There can be no assurance that any of the Company’s insurance will be sufficient to cover any judgments, settlements or costs relating to any pending or future legal proceedings or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. If the insurance carried by the Company is not sufficient to cover any judgments, settlements or costs relating to pending or future legal proceedings, the effect would be material to the Company’s business and financial condition.

14.	RELATED PARTY TRANSACTIONS

As of December 31, 1999, Counsel Corporation (“Counsel”) owned approximately 26% of the Company’s common stock. In 2000, Counsel distributed its holdings of the Company’s common stock to Counsel’s shareholders. Effective May 1994 through May 2000, the president of Counsel served as chairman of the Company and received a consulting fee of $8,500 per month for his service as chairman. The Company paid $43,000 and $102,000 under this agreement for 2000 and 1999, respectively.

A director of the Company is a partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. (“H3GM”) which the Company engaged during 2001, 2000 and 1999 to render legal advice in a variety of activities for which H3GM was paid $754,000, $687,000 and $931,000, respectively.

15.	SUBSEQUENT EVENT

Effective March 19, 2002 the Company sold the assets of an unprofitable infusion business and nursing agency for approximately $1,300,000 in cash, resulting in a pre-tax gain of approximately $600,000. During 2001, the infusion business and nursing agency generated approximately $9,400,000 in total annualized revenues. The proceeds of this sale were used to pay down debt under the Company’s Bank Credit Facility.

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The unaudited quarterly financial data for December 31, 2001 and 2000 consists of the following:

	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter		Total

	(In thousands, except per share data)
Revenues	$91,121	$89,775	$87,615	$84,073		$352,584

Net income (loss)	$(6,597)[1]	$(2,110)[1]	$(5,855)[2]	$3,018	[3]	$(11,544)

Basic income (loss) per share	$(0.40)[1]	$(0.13)[1]	$(0.34)[2]	$0.18	[3]	$(0.68)

Diluted income (loss) per share	$(0.40)[1]	$(0.13)[1]	$(0.34)[2]	$0.17	[3]	$(0.68)

	First	Second	Third	Fourth
2000	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands, except per share data)
Revenues	$87,890	$91,135	$91,504	$92,843	$363,372

Net loss	$(8,574)	$(5,830)	$(5,409)	$(11,853)[4]	$(31,666)

Basic loss per share	$(0.55)	$(0.37)	$(0.35)	$(0.74)[4]	$(2.01)

Diluted loss per share	$(0.55)	$(0.37)	$(0.35)	$(0.74)[4]	$(2.01)

1)	Includes default interest expense of $1,600,000, which was reversed to income in the second quarter of 2001 upon the signing of the Amended Credit Agreement.
2)	Includes pre-tax loss on sale of assets of $2,629,000.
3)	Includes pre-tax gain on sale of assets of $2,573,000.
4)	Includes pre-tax charge of $7,500,000 related to a provision for litigation settlement.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American HomePatient, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of AMERICAN HOMEPATIENT, INC. included in this Form 10-K, and have issued our report thereon, dated February 18, 2002 (except with respect to the matter discussed in Note 15, as to which the date is March 19, 2002). Our report on the consolidated financial statements includes an explanatory paragraph which expresses substantial doubt about the Company’s ability to continue as a going concern as discussed in Note 2 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 18, 2002 (except with
respect to the matter discussed
in Note 15 as to which the date
is March 19, 2001)

S-1

AMERICAN HOMEPATIENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2001, 2000 and 1999

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Column A	Column B	Column C			Column D			Column E

		Additions			Deductions

	Balance at				Write-offs			Balance at
	Beginning	Bad Debt			Net of			End of
Description	of Period	Expense	Other		Recoveries	Other		Period

For the year ended December 31, 2001:	$40,862,000	$15,813,000	$—		$21,935,000	$2,588,000	(1)	$32,152,000

For the year ended December 31, 2000:	$56,876,000	$23,449,000	$3,766,000	(2)	$43,229,000	$—		$40,862,000

For the year ended December 31, 1999:	$41,147,000	$35,729,000	$1,045,000	(2)	$21,045,000	$—		$56,876,000

(1)	Amounts represent reserves associated with accounts receivable sold in conjunction with sales of assets of centers.

(2)	Amounts represent reserves recorded as a result of consolidating previously 50% owned joint ventures.

RETAIL INVENTORY RESERVES:

Column A	Column B	Column C		Column D				Column E

		Additions		Deductions

	Balance at							Balance at
	Beginning	Cost of						End of
Description	of Period	Sales	Other	Write-offs		Other		Period

For the year ended December 31, 2001:	$2,021,000	$—	$—	$203,000		$434,000	(3)	$1,384,000

For the year ended December 31, 2000:	$1,850,000	$494,000	$—	$323,000		$—		$2,021,000

For the year ended December 31, 1999:	$317,000	$3,898,000 (4)	$—	$2,365,000	(5)	$—		$1,850,000

(3)	Amounts represent favorable adjustments to cost of sales as a result of the Company’s reassessment of required reserve levels due to reduced inventory exposure at the end of 2001.

(4)	Amounts include provision of inventory reserves related to exiting certain contracts, the de-emphasis of soft goods, and other inventory exposures.

(5)	Amounts include actual write-offs of soft goods inventory and inventory associated with certain exited contracts.

RENTAL EQUIPMENT RESERVES:

Column A	Column B	Column C		Column D			Column E

		Additions		Deductions

	Balance at						Balance at
	Beginning	Depreciation					End of
Description	of Period	Expense	Other	Write-offs		Other	Period

For the year ended December 31, 2001:	$1,239,000	$—	$—	$87,000		$—	$1,152,000

For the year ended December 31, 2000:	$1,954,000	$615,000	$000,000	$1,330,000	(6)	$—	$1,239,000

For the year ended December 31, 1999:	$1,833,000	$339,000	$—	$218,000		$—	$1,954,000

(6)	Amounts include write-offs of rental equipment associated with certain acquired centers which had been previously reserved.

S-2

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No.33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1996).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

10.1	Amended and Restated Subsidiary Security Agreement dated July 31, 2001, by and among Bankers Trust Company and certain direct and indirect subsidiaries of American HomePatient, Inc.

10.2	Amended and Restated Borrower Security Agreement dated July 31, 2001, by and between Bankers Trust Company and American HomePatient, Inc.

10.3	1991 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement No. 33-89568 on Form S-2).

10.4	Amendment No. 4 to 1991 Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit A of Schedule 14A dated April 17, 1995).

10.5	1995 Nonqualified Stock Option Plan for Directors (incorporated herein by reference to Exhibit B of Schedule 14A dated April 17, 1995).

Exhibit
Number	Description of Exhibit

10.6	1993 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement No. 33-89568 on Form S-2).

10.7	Agreement of Partnership of Homelink Home Healthcare Partnership dated February 28, 1985, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc., as amended by First Amendment to Agreement of Partnership of Homelink Home Health Care Partnership dated February 28, 1988, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Healthcare Services, Inc. and Second Amendment to Agreement of Partnership of Homelink Home Health Care Partnership dated October 1, 1988, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc. and Third Amendment to Agreement of Partnership of Homelink Healthcare Partnership dated October 1, 1991, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc. (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement No. 33-89568 on Form S-2).

10.8	Form of Underwriting Agreement (incorporated by reference to Exhibit 1 to the Company’s Registration Statement No. 33-89568 on Form S-2).

10.9	Borrower Partnership Security Agreement dated December 28, 1995, by and between Bankers Trust Company and the Company (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1995).

10.10	Subsidiary Partnership Security Agreement dated December 28, 1995, by and between Bankers Trust Company and certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1995).

10.11	Amended and Restated Borrower Pledge Agreement dated December 28, 1995, by and between Bankers Trust Company and the Company (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1995).

10.12	Amended and Restated Subsidiary Pledge Agreement dated December 28, 1995 by and among Bankers Trust Company and certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1995).

Exhibit
Number	Description of Exhibit

10.13	Subsidiary Guaranty dated October 20, 1994 by certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1995).

10.14	Lease and addendum as amended dated October 25, 1995, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 10-K for the Year ended December 31, 1996).

10.15	Amendment No. 7 to 1991 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the Quarter ended March 31, 1998).

10.16	Employment Agreement effective December 1, 2000 between the Company and Joseph F. Furlong, III (incorporated by reference to Exhibit 10.57 to the Company’s Report on Form 10-K for the Year ended December 31, 2000).

10.17	Employment Agreement dated January 1, 2001 between the Company and Marilyn O’Hara (incorporated by reference to Exhibit 10.58 to the Company’s Report on Form 10-K for the Year ended December 31, 2000).

10.18	Employment Agreement dated January 1, 2001 between the Company and Thomas E. Mills (incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 10-K for the Year ended December 31, 2000).

10.19	Fifth Amended and Restated Credit Agreement dated May 25, 2001 by and among American HomePatient, Inc., the Lenders named therein and Bankers Trust Company (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 10-K/A for the Year ended December 31, 2000).

10.20	Form of Promissory Note dated May 25, 2001, by and between American HomePatient, Inc. and each of Bankers Trust Company, Longacre Master Fund Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 10-K/A for the Year ended December 31, 2000).

10.21	Warrant Agreement dated May 25, 2001 by and among American HomePatient, Inc., the Lenders and Bankers Trust Company (incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 10-K/A for the Year ended December 31, 2000).

10.22	Concentration Bank Agreement dated June 8, 2001 by and among American HomePatient, Inc., PNC Bank, National Association, and Bankers Trust Company.

Exhibit
Number	Description of Exhibit

10.23	Addendum to Concentration Bank Agreement dated July 31, 2001 by and among American HomePatient, Inc., certain of its direct and indirect subsidiaries, PNC Bank, National Association, and Bankers Trust Company.

10.24	Blocked Account Agreement dated June 8, 2001 by and among American HomePatient, Inc. and Bankers Trust Company.

21	Subsidiary List.

23.1	Consent of Arthur Andersen LLP.

99.1	Letter to SEC.