Form 10-Q
period 2002-03-31
AMERICAN HOMEPATIENT INC
filed 2002-05-15
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

CHECK ONE
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002
                                                                OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

                                      NONE
   --------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGES SINCE LAST
                                    REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

                                   16,367,389
   --------------------------------------------------------------------------

      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 9, 2002)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 36

                         PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

ASSETS
                                                                              March 31,             December 31,
                                                                                2002                    2001
                                                                            -------------           -------------

CURRENT ASSETS:
    Cash and cash equivalents                                               $   6,307,000           $   9,159,000
    Restricted cash                                                                53,000                 265,000
    Accounts receivable, less allowance for doubtful accounts
       of $31,164,000 and $32,152,000, respectively                            60,290,000              61,661,000
    Inventories                                                                13,385,000              13,257,000
    Prepaid expenses and other current assets                                   2,208,000               1,583,000
                                                                            -------------           -------------
          Total current assets                                                 82,243,000              85,925,000
                                                                            -------------           -------------

PROPERTY AND EQUIPMENT, at cost:                                              172,618,000             171,266,000
    Less accumulated depreciation and amortization                           (126,143,000)           (125,043,000)
                                                                            -------------           -------------
          Property and equipment, net                                          46,475,000              46,223,000
                                                                            -------------           -------------

OTHER ASSETS:
    Excess of cost over fair value of net assets acquired, net                121,214,000             189,699,000
    Investment in joint ventures                                                9,067,000               9,492,000
    Deferred financing costs, net                                               2,434,000               2,939,000
    Other assets, net                                                          10,076,000              10,386,000
                                                                            -------------           -------------
          Total other assets                                                  142,791,000             212,516,000
                                                                            -------------           -------------
                                                                            $ 271,509,000           $ 344,664,000
                                                                            =============           =============

                                  (Continued)

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                  (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                                                                  March 31,             December 31,
                                                                                    2002                    2001
                                                                                -------------           -------------

CURRENT LIABILITIES:
    Current portion of long-term debt and capital leases                        $ 277,958,000           $ 282,087,000
    Accounts payable                                                               17,625,000              19,360,000
    Other payables                                                                  2,437,000               2,600,000
    Accrued expenses:
       Payroll and related benefits                                                 7,662,000               8,054,000
       Interest                                                                       745,000                 907,000
       Insurance                                                                    5,764,000               5,229,000
       Other                                                                        6,496,000               6,024,000
                                                                                -------------           -------------
          Total current liabilities                                               318,687,000             324,261,000
                                                                                -------------           -------------

NONCURRENT LIABILITIES:
    Long-term debt and capital leases, less current portion                           684,000                 723,000
    Other noncurrent liabilities                                                    4,788,000               4,783,000
                                                                                -------------           -------------
          Total noncurrent liabilities                                              5,472,000               5,506,000
                                                                                -------------           -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value; authorized 5,000,000
       shares; none issued and outstanding                                                 --                      --
    Common stock, $.01 par value; authorized 35,000,000
       shares; issued and outstanding, 16,367,000 and
       16,327,000 shares, respectively                                                164,000                 163,000
    Paid-in capital                                                               173,985,000             173,975,000
    Accumulated deficit                                                          (226,799,000)           (159,241,000)
                                                                                -------------           -------------
          Total shareholders' equity (deficit)                                    (52,650,000)             14,897,000
                                                                                -------------           -------------
                                                                                $ 271,509,000           $ 344,664,000
                                                                                =============           =============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                    Three Months Ended March 31,
                                                                                -------------------------------------
                                                                                    2002                    2001
                                                                                -------------           -------------

REVENUES:
    Sales and related service revenues                                          $  34,823,000           $  43,868,000
    Rentals and other revenues                                                     45,200,000              46,194,000
    Earnings from joint ventures                                                    1,295,000               1,059,000
                                                                                -------------           -------------
          Total revenues                                                           81,318,000              91,121,000
                                                                                -------------           -------------

EXPENSES:
    Cost of sales and related services                                             16,275,000              22,170,000
    Cost of rentals and other revenues, including rental equipment
       depreciation of $4,639,000 and $5,172,000, respectively                      8,198,000               8,518,000
    Operating                                                                      45,971,000              49,620,000
    General and administrative                                                      4,106,000               3,938,000
    Depreciation, excluding rental equipment, and amortization                        914,000               2,704,000
    Amortization of deferred financing costs                                          713,000                 639,000
    Interest                                                                        4,781,000               9,979,000
    Gain on sale of assets of center                                                 (667,000)                     --
                                                                                -------------           -------------
          Total expenses                                                           80,291,000              97,568,000
                                                                                -------------           -------------

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                              1,027,000              (6,447,000)

PROVISION FOR INCOME TAXES                                                            100,000                 150,000
                                                                                -------------           -------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                               927,000              (6,597,000)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                               (68,485,000)                     --
                                                                                -------------           -------------

NET LOSS                                                                        $ (67,558,000)          $  (6,597,000)
                                                                                =============           =============

NET INCOME (LOSS) PER COMMON SHARE BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE:
       - Basic                                                                  $        0.06           $       (0.40)
                                                                                =============           =============
       - Diluted                                                                $        0.06           $       (0.40)
                                                                                =============           =============

NET LOSS PER COMMON SHARE:
       - Basic                                                                  $       (4.14)          $       (0.40)
                                                                                =============           =============
       - Diluted                                                                $       (4.03)          $       (0.40)
                                                                                =============           =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING:
       - Basic                                                                     16,331,000              16,352,000
                                                                                =============           =============
       - Diluted                                                                   16,769,000              16,352,000
                                                                                =============           =============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                  Three Months Ended March 31,
                                                                              -----------------------------------
                                                                                  2002                   2001
                                                                              ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) before cumulative effect of change in
      accounting principle                                                    $    927,000           $ (6,597,000)
    Adjustments to reconcile net income (loss) before
      cumulative effect of change in accounting principle to net cash provided from (used in) operating activities:
       Depreciation and amortization                                             5,553,000              7,876,000
       Amortization of deferred financing costs                                    713,000                639,000
       Equity in earnings of unconsolidated joint ventures                        (790,000)              (508,000)
       Minority interest                                                            70,000                 71,000
       Gain on sale of assets of center                                           (667,000)                    --

    Change in assets and liabilities, net of effects from
      sales of assets of centers:
       Restricted cash                                                             212,000                173,000
       Accounts receivable, net                                                    866,000              2,230,000
       Inventories                                                                (398,000)             1,523,000
       Prepaid expenses and other current assets                                  (625,000)               (86,000)
       Accounts payable, other payables and accrued expenses                    (1,636,000)             2,501,000
       Other noncurrent liabilities                                                (13,000)                18,000
       Other assets                                                                290,000                199,000
                                                                              ------------           ------------
          Net cash provided from operating activities                            4,502,000              8,039,000
                                                                              ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of assets of centers                                     1,805,000                     --
    Additions to property and equipment, net                                    (5,881,000)            (4,664,000)
    Distributions and loan payments from (advances to)
      unconsolidated joint ventures, net                                         1,141,000               (272,000)
    Distributions to minority interest owners                                      (55,000)               (63,000)
                                                                              ------------           ------------
       Net cash used in investing activities                                  $ (2,990,000)          $ (4,999,000)
                                                                              ------------           ------------

                                  (Continued)

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (Continued)

                                                                 Three Months Ended March 31,
                                                             -----------------------------------
                                                                 2002                   2001
                                                             ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt and capital leases                (4,168,000)               (83,000)
  Proceeds from Employee Stock Purchase Plan                           --                202,000
  Proceeds from exercise of stock options                          11,000                     --
  Deferred financing costs                                       (207,000)              (133,000)
                                                             ------------           ------------
        Net cash used in financing activities                  (4,364,000)               (14,000)
                                                             ------------           ------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                  (2,852,000)             3,026,000

CASH AND CASH EQUIVALENTS, beginning of period                  9,159,000             12,081,000
                                                             ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                     $  6,307,000           $ 15,107,000
                                                             ============           ============

SUPPLEMENTAL INFORMATION:
  Cash payments of interest                                  $  4,813,000           $  6,606,000
                                                             ============           ============

  Cash payments of income taxes                              $     49,000           $    172,000
                                                             ============           ============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2002 AND 2001

1.       ORGANIZATION AND BACKGROUND

American HomePatient, Inc. (the "Company") was incorporated in Delaware in September 1991. The Company's principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. The Company provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the three months ended March 31, 2002, such services represented 65%, 15% and 20%, respectively of revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of March 31, 2002, the Company provided these services to patients primarily in the home through 287 centers in 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. From its inception through 1997 the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company's strategy shifted from acquiring new businesses to focusing more on internal growth, integrating its acquired operations and achieving operating efficiencies.

2.       BANK CREDIT FACILITY

The Company is the borrower under a credit facility (the "Bank Credit Facility") evidenced by a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") between the Company and Bankers Trust Company, as agent for a syndicate of lenders (the "Lenders"). Indebtedness under the Bank Credit Facility as of May 9, 2002 totals $279.9 million (which includes letters of credit totaling $3.4 million). The Bank Credit Facility matures on December 31, 2002, and payment of the entire outstanding balance (the "Balloon Payment") is due at that time. Anticipated future cash flow from operations will not be sufficient to pay the Balloon Payment. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal, then the Company's ability to make the Balloon Payment is contingent upon obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. As a result, the Company's independent auditors added an explanatory paragraph to their unqualified opinion covering the Company's consolidated financial statements for the year ended December 31, 2001 that expressed substantial doubt as to the Company's ability to continue as a going concern.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

3.       SALE OF ASSETS OF CENTER

In the quarter ended March 31, 2002 the Company recorded a pre-tax gain of approximately $0.7 million related to the sale of the assets of an infusion center. Effective March 19, 2002 substantially all of the assets of the center were sold for approximately $1.3 million in cash. Funds representing the value of the remaining assets of the center have been escrowed pending regulatory approvals and will be released once these are obtained. During 2001, the infusion center generated approximately $9.4 million in total annualized revenues. The proceeds of this sale were used to pay down debt under the Company's Bank Credit Facility.

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

                                                                               (unaudited)
                                                                   -----------------------------------
                                                                       Three Months Ended March 31,
                                                                   -----------------------------------
                                                                       2002                   2001
                                                                   ------------           ------------

         Income (loss) before cumulative effect of
             change in accounting principle                        $    927,000           $ (6,597,000)
                                                                   ------------           ------------
         Cumulative effect of change in accounting
             principle                                              (68,485,000)                    --
                                                                   ------------           ------------
         Net loss                                                  $(67,558,000)          $ (6,597,000)
                                                                   ============           ============

         Weighted average common shares outstanding                  16,331,000             16,352,000
         Effect of dilutive options and warrants                        438,000                     --
                                                                   ------------           ------------
         Adjusted diluted common shares outstanding                  16,769,000             16,352,000
                                                                   ============           ============

         Net income (loss) per common share before
             cumulative effect of change in accounting
             principle
             - Basic                                               $       0.06           $      (0.40)
                                                                   ============           ============
             - Diluted                                             $       0.06           $      (0.40)
                                                                   ============           ============
         Net loss per common share
             - Basic                                               $      (4.14)          $      (0.40)
                                                                   ============           ============
             - Diluted                                             $      (4.03)          $      (0.40)
                                                                   ============           ============

5.       BASIS OF FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of the Company for the three months ended March 31, 2002 and 2001 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at March 31, 2002 and the results of operations and the cash flows for the three months ended March 31, 2002 and 2001.

The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

6.       COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2002 and 2001 was comprised solely of net losses.

7.       NEW FINANCIAL ACCOUNTING STANDARDS

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

The Company was required to adopt the provisions of SFAS No. 141 immediately upon issuance and the provisions of SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 would not be amortized, but would be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized until the adoption of SFAS No. 142. See Note 8 - "Adoption of SFAS No. 142."

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the future adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company's January 1, 2002 adoption of SFAS No. 144 has not had a material impact on its financial position or results of operations.

8.       ADOPTION OF SFAS NO. 142

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the adoption date, the Company had unamortized goodwill in the amount of $189.7 million. In accordance with SFAS No. 142, effective January 1, 2002 the Company discontinued amortization of goodwill, which goodwill amortization expense was $1.4 million for the quarter ended March 31, 2001. Goodwill was tested for impairment by comparing the fair value of goodwill to the carrying value of goodwill. Fair value was determined using a combination of analyses which included discounted cash flow calculations, market multiples and other market information. The implied fair value of goodwill did not support the carrying value of goodwill primarily due to the Company's highly leveraged capital structure.

Based upon the results of the Company's initial impairment tests, the Company has recorded an impairment loss of $68.5 million in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. The Company will conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing. Any subsequent impairment losses will be recognized as an operating expense in the Company's consolidated statements of operations.

The change in the carrying amount of goodwill for the quarter ended March 31, 2002 is as follows:


         Goodwill, net of accumulated amortization, as of January 1, 2002                    $  189,699,000
         Transitional impairment loss                                                           (68,485,000)
                                                                                             --------------
         Goodwill, net of accumulated amortization, as of March 31, 2002                     $  121,214,000
                                                                                             ==============

Actual results of operations for the three months ended March 31, 2002 and pro forma results of operations for the three months ended March 31, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 in that period are as follows:

                                                             (unaudited)
                                                     Three Months Ended March 31,
                                                 -----------------------------------
                                                     2002                   2001
                                                 ------------           ------------

         Reported net loss                       $(67,558,000)          $ (6,597,000)
         Add: Goodwill amortization                        --              1,419,000
                                                 ------------           ------------

              Adjusted net loss                  $(67,558,000)          $ (5,178,000)
                                                 ============           ============

         Basic loss per share
           Reported net loss                     $      (4.14)          $      (0.40)
           Goodwill amortization                           --                   0.08
                                                 ------------           ------------

              Adjusted net loss                  $      (4.14)          $      (0.32)
                                                 ============           ============

         Diluted loss per share
           Reported net loss                     $      (4.03)          $      (0.40)
           Goodwill amortization                           --                   0.08
                                                 ------------           ------------

              Adjusted net loss                  $      (4.14)          $      (0.32)
                                                 ============           ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "ESTIMATES," "PROJECTS", "MAY," "WILL", "LIKELY", "COULD" AND WORDS OF SIMILAR IMPORT. SUCH STATEMENTS INCLUDE STATEMENTS CONCERNING THE COMPANY'S BUSINESS STRATEGY, OPERATIONS, COST SAVINGS INITIATIVES, FUTURE COMPLIANCE WITH ACCOUNTING STANDARDS, INDUSTRY, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, EXISTING GOVERNMENT REGULATIONS AND CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS, FUTURE COMPLIANCE WITH BANK CREDIT FACILITY COVENANTS, LEGISLATIVE PROPOSALS FOR HEALTHCARE REFORM, THE ABILITY TO ENTER INTO STRATEGIC ALLIANCES AND ARRANGEMENTS WITH MANAGED CARE PROVIDERS ON AN ACCEPTABLE BASIS, AND CHANGES IN REIMBURSEMENT POLICIES. SUCH STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BECAUSE OF A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS THAT ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

GENERAL

The Company provides home health care services and products to patients through its 287 centers in 35 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors.

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

The following table sets forth the percentage of the Company's revenues represented by each line of business for the periods presented:

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      2002               2001
                                                                      ----               ----

         Home respiratory therapy services                             65%                58%
         Home infusion therapy services                                15                 18
         Home medical equipment and medical supplies                   20                 24
                                                                      ---                ---
             Total                                                    100%               100%
                                                                      ===                ===

Prior to 1998, the Company had significantly expanded its operations through a combination of home health care acquisitions and joint ventures and strategic alliances with integrated health care delivery systems. In 1998, the Company purposefully slowed its acquisition activity compared to prior years to focus on existing operations. Since 1998, the Company has not acquired any home health care businesses or developed any new joint ventures other than converting several of its previously owned 50% joint ventures to wholly owned operations during 1999 and 2000. During 2001, the Company sold the assets of its rehab centers, three infusion centers, and two respiratory and home medical equipment centers for $11.1 million in cash in order to pay down the Bank Credit Facility. In addition, during 2001 the Company used $1.0 million in proceeds from the sales of its wholly owned real estate and $0.5 million in proceeds from the collection of patient receivables associated with the sold centers to pay down the Bank Credit Facility. In March 2002, the Company sold substantially all of the assets of an infusion center for $1.3 million in cash and used the proceeds to pay down the Bank Credit Facility. In addition, during 2002 the Company used $1.2 million in proceeds from the collection of patient receivables associated with the sold centers to pay down the Bank Credit Facility.

The Company's strategy for 2002 is to maintain a diversified offering of home health care services reflective of its current business mix. Respiratory services will remain a primary focus along with home medical equipment rental and enteral nutrition products and services

GOVERNMENT REGULATION

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

The Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include: (i) Prospective Payment System ("PPS") and Consolidated Billing requirements for skilled nursing facilities and PPS for home health agencies, which do not affect the Company directly but could affect the Company's contractual relationships with such entities (the consolidated billing requirement was subsequently reversed by the Omnibus Budget bill, signed into law by President Clinton on November 23, 1999); (ii) pilot projects in Polk County, Florida and San Antonio, Texas which began on October 1, 1999 and February 1, 2001, respectively, to determine the efficacy of competitive bidding for certain durable medical equipment ("DME"), under which Medicare reimbursements for certain items are reduced between 17% and 31% from the current fee schedules (the Company is participating to some extent in both pilot projects); and (iii) deadlines (as yet undetermined) for obtaining Medicare and Medicaid surety bonds for home health agencies and DME suppliers. In addition, in early 2002 the State of Florida Agency for Health Care Administration ("AHCA") established statewide competitive bidding for all Medicaid hospital beds and respiratory equipment and supplies. The entire state of Florida has been divided into eleven geographical areas, and each area will be bid separately. The program initially was to be effective May 2002 through April 2004. However, the AHCA has agreed to delay the bid process until May 31, 2002. The Company is currently evaluating to what extent, if any, it will bid to participate in each of the various areas.

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

Information about individuals and other health care providers who have been sanctioned or excluded from participation in government reimbursement programs is readily available on the Internet, and all health care providers, including the Company, are held responsible for carefully screening entities and individuals they employ or do business with, to avoid contracting with an excluded provider. The entity cannot bill government programs for services or supplies provided by an excluded provider, and the federal government may also impose sanctions, including financial penalties, on companies that contract with excluded providers.

Health care law is an area of extensive and dynamic regulatory oversight. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement from government and other third-party payors. There can be no assurance that federal, state or local governments will not impose additional standards or change existing standards or interpretations.

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

The government has broad authority and discretion in enforcing applicable laws and regulations; therefore, the scope and outcome of any such investigations, inquiries, or legal actions cannot be predicted. There can be no assurance that federal, state or local governments will not impose additional regulations upon the Company's current activities nor that the Company's past activities will not be found to have violated some of the governing laws and regulations. Any such regulatory changes or findings of violations of laws could adversely affect the Company's business and financial position, and could even result in the exclusion of the Company from participating in Medicare, Medicaid, and other government reimbursement programs.

         Legal Proceedings. On June 11, 2001, a settlement agreement (the "Settlement") was entered among the Company, the United States of America, acting through the United States Department of Justice ("DOJ") and on behalf of the Office of Inspector General of the Department of Health and Human Services ("OIG") and the TRICARE Management Activity, and a former Company employee, as relator. This Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator's false claim action was filed. The Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Settlement, the Company made an initial payment of $3.0 million in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4.0 million, together with interest on this amount, in installments due at various times until March, 2006. The Company also agreed to pay the relator's attorneys fees and expenses. The Company recorded a $7.5 million reserve in the fourth quarter of 2000 based upon the expectation of a settlement and has made all payments that have come due under the Settlement. The Settlement does not resolve the relator's claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims.

The Company also was named as a defendant in two other False Claims Act cases. In each of those cases, the DOJ declined to intervene and such cases were subsequently dismissed in March 2001. The first of these cases, United States ex. rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on the motion of the Company on March 9, 2001. The appeal of that dismissal was argued in November 2001, however, in December 2001 the Court of Appeals for the Eleventh Circuit dismissed the appeal on jurisdictional grounds and returned the case to the trial court. In January 2002, one of the other defendants filed a Motion for Reconsideration with the Court of Appeals and the parties are awaiting the court's decision in the case. The Company cannot predict when the appeals court decision will be handed down, or the outcome of the appeal. Mr. Corsello's qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The other case, United States ex. rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison's own motion on March 22, 2001. Since that date, the Company has not been served with any additional papers in this case. Mr. Hutchison's qui tam complaint alleged that the Company and numerous other unrelated defendants filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary.

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

There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $7.5 million reserve discussed above which relates to the settled government investigation, the Company has not recorded any reserves related to the unsettled government investigations. The outcome of any pending lawsuits or future settlements could have a material adverse effect on the Company.

MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 with an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for approximately 32% of the Company's on-going revenues. In January 2001, federal legislation was signed into law that provided for a one-time increase, beginning July 1, 2001, in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index (CPI). The Company estimates that this CPI increase increased revenue and pre-tax income by approximately $1.0 million over the third and fourth quarters of 2001 and will increase revenue by approximately $1.0 million on an annual basis thereafter. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, CMS will also have "inherent reasonableness" authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment, if the rates are "grossly excessive" or "grossly deficient." Therefore, the Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. See "Management's Discussion and Analysis of Financial Condition and Results of

Operations - Significant Accounting Policies" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation."

SIGNIFICANT ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's consolidated financial statements. The preparation of these consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its critical accounting policies and estimates.

In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants discuss their three to five critical accounting policies in the text of "Management's Discussion and Analysis of Financial Condition and Results of Operations." The SEC indicated that a "critical accounting policy" is one which is both important to the understanding of the financial condition and results of operations of the Company and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following accounting policies fit this definition:

         Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the credit worthiness and collectibility of amounts due from its patients. Approximately 62% of the Company's year to date 2002 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to such reimbursements are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

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

The Company recognizes revenues at the time services are performed. As such, a portion of patient receivables consists of unbilled receivables for which the Company has not obtained all of the necessary medical documentation, but has provided the service or equipment. The Company calculates its allowance for doubtful accounts based upon the type of receivable (billed or unbilled) as well as the age of the receivable. As a receivable balance ages, an increasingly larger allowance is recorded for the receivable. All billed receivables over one year old and all unbilled receivables over 180 days old are fully reserved. Management believes that the recorded allowance for doubtful accounts is adequate and that historical collections substantiate the percentages at which amounts are reserved. However, the Company is subject to loss to the extent uncollectible receivables exceed its allowance for doubtful accounts. If the Company were to experience a deterioration in the aging of its accounts receivable due to disruptions or a slow down in cash collections, the Company's allowance for doubtful accounts and bad debt expense would likely increase from current levels. Conversely, an improvement in the Company's cash collection trends and in its receivable aging would likely result in a decrease in both the allowance for doubtful accounts and bad debt expense.

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

         Rental Equipment Reserves. Rental equipment is rented to patients for use in their homes and is depreciated over the equipment's estimated useful life. On an annual basis, the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated or obsolete equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient's home, the Company is subject to loss resulting from lost equipment as well as losses for outdated or obsolete equipment. Management records a reserve for potentially lost, broken, or obsolete rental equipment based upon historical adjustment amounts and believes the recorded rental reserve is adequate. The Company is subject to loss for unrecorded adjustments in excess of its recorded rental equipment reserves.

         Valuation of Long-lived Assets. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company recorded goodwill amortization expense of $5.6 million in 2001 and ceased amortizing goodwill effective January 2002. Upon adoption of SFAS No. 142, the Company performed an initial impairment review of goodwill, and in the quarter ended March 31, 2002 recorded an impairment charge of $68.5 million as a cumulative effect of change in accounting principle. Hereafter, the Company will conduct annual impairment reviews of goodwill.

         Self Insurance. Self-insurance reserves primarily represent the accrual for self-insurance risks associated with workers' compensation insurance and employee health insurance. The Company is self-insured for workers' compensation and maintains specific stop loss coverage in the amount of $250,000 on a per claim basis. The Company did not maintain annual aggregate stop loss coverage for the years 2002 and 2001. The estimated liability for workers' compensation claims totaled $3.4 million and $3.2 million as of March 31, 2002 and December 31, 2001, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers' compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintained annual aggregate stop loss coverage of $14.7 million and $8.6 million as of March 31, 2002 and December 31, 2001, respectively. The health insurance policies have maximum lifetime reimbursements of $2.0 million for 2002 and had unlimited lifetime reimbursements for 2001. The estimated liability for health insurance claims totaled $2.1 million and $1.9 million as of March 31, 2002 and December 31, 2001, respectively. The Company reviews health insurance trends and payment history and maintains a reserve for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims.

Management continually analyzes its reserves for incurred but not reported claims related to its self-insurance programs and believes these reserves to be adequate. However, significant judgment is involved in assessing these reserves, and the Company is at risk for differences between actual settlement amounts and recorded reserves, and any resulting adjustments are included in expense in the year finalized.

RESULTS OF OPERATIONS

The Company reports its revenues as follows: (i) sales and related services;
(ii) rentals and other revenues; and (iii) earnings from hospital joint ventures. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. The majority of the Company's hospital joint ventures are not consolidated for financial statement reporting purposes. Earnings from hospital joint ventures represent the Company's equity in earnings from unconsolidated hospital joint ventures and management and administrative fees from unconsolidated hospital joint ventures. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Cost of rentals and other revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen tanks, rent expense for leased equipment, and rental equipment depreciation expense, and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, division and area management expenses, selling costs, occupancy costs, billing center costs, provision for doubtful accounts, and other operating costs. General and administrative expenses include corporate and senior management expenses.

NON-RECURRING ITEMS

         Sale of Assets of Center. In the quarter ended March 31, 2002 the Company recorded a pre-tax gain of $0.7 million related to the sale of the assets of an infusion center. Effective March 19, 2002 substantially all of the assets of the center were sold for approximately $1.3 million in cash. Funds representing the value of the remaining assets of the center have been escrowed pending regulatory approvals and will be released once these are obtained. During 2001, the infusion center generated approximately $9.4 million in annualized revenues. The proceeds of the sale were used to pay down debt under the Company's Bank Credit Facility.

         Cumulative Effect of Change in Accounting Principle. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the adoption date, the Company had unamortized goodwill in the amount of $189.7 million. In accordance with SFAS No. 142, effective January 1, 2002 the Company discontinued amortization of goodwill, which goodwill amortization expense was $1.4 million for the quarter ended March 31, 2001. Goodwill was tested for impairment by comparing the fair value of goodwill to the carrying value of goodwill. Fair value was determined using a combination of analyses which included discounted cash flow calculations, market multiples and other market information. The implied fair value of goodwill did not support the carrying value of goodwill primarily due to the Company's highly leveraged capital structure.

Based upon the results of the Company's initial impairment tests, the Company has recorded an impairment loss of $68.5 million in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. The Company will conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing. Any subsequent impairment losses will be recognized as an operating expense in the Company's consolidated statements of operations.

The following table and discussion sets forth items from the Company's consolidated statements of operations as a percentage of revenues, excluding the previously discussed non-recurring items, for the periods indicated:

                             PERCENTAGE OF REVENUES
                        (EXCLUDING NON-RECURRING ITEMS)
                                  (UNAUDITED)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                          2002               2001
                                                                        --------           ---------

         Revenues                                                         100.0%             100.0%

         Cost of sales and related services                                20.0               24.3
         Cost of rentals and other revenues, including rental
             equipment depreciation expense                                10.1                9.3
         Operating expenses                                                56.5               54.5
         General and administrative                                         5.1                4.3
         Depreciation, excluding rental equipment, and
             amortization expense                                           1.1                3.0
         Amortization of deferred financing costs                           0.9                0.7
         Interest expense                                                   5.9               11.0
                                                                          -----              -----
                  Total expenses                                           99.6              107.1
                                                                          -----              -----

         Income (loss) from operations before taxes                         0.4               (7.1)
         Provision for income taxes                                         0.1                0.1
                                                                          -----              -----
                  Income (loss) from operations                             0.3%              (7.2)%
                                                                          =====              =====
         OTHER DATA:
         EBITDA (1)                                                        14.0%              13.2%
                                                                          =====              =====

         (1) EBITDA represents income before interest, taxes, depreciation and amortization. While EBITDA should not be construed as a substitute for operating income, net income, or cash flows from operating activities as determined under GAAP, in analyzing the referenced company's operating performance, financial position or cash flows, the referenced company has included EBITDA because it is commonly used by certain investors, lenders and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. As all companies may not calculate EBITDA in the same manner, these amounts may not be comparable to other companies. This EBITDA definition differs from the definition of EBITDA utilized in the Bank Credit Facility.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

The results of operations between 2002 and 2001 are impacted by the asset sales of several centers in 2002 and 2001.

REVENUES. Revenues decreased from $91.1 million for the quarter ended March 31, 2001 to $81.3 million for the same period in 2002, a decrease of $9.8 million, or 11%. During 2001, the Company sold the assets of three infusion centers, two respiratory and home medical equipment centers, and all of its rehab centers, in addition to the sale of substantially all of the assets of one infusion center during the first quarter of 2002. As a result of these asset sales, revenues were negatively impacted by $9.7 million in the current quarter. Without these occurrences, revenue for the quarter would have decreased by $0.1 million compared to last year. Following is a discussion of the components of revenues:

         Sales and Related Services Revenues. Sales and related services revenues decreased from $43.9 million for the quarter ended March 31, 2001 to $34.8 million for the same period in 2002, a decrease of $9.1 million, or 21%. The 2001 sales of assets of three infusion centers, two respiratory and home medical equipment centers, and all of the rehab centers, as well as the sale of the assets of an infusion center during the first quarter of 2002, have negatively impacted sales in the current quarter by approximately $9.1 million.

         Rentals and Other Revenues. Rentals and other revenues decreased from $46.2 million for the quarter ended March 31, 2001 to $45.2 million for the same period in 2002, a decrease of $1.0 million, or 2%. The 2001 sales of two respiratory and home medical equipment centers have negatively impacted rental revenue in the current quarter by approximately $0.6 million.

         Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures increased from $1.1 million for the quarter ended March 31, 2001 to $1.3 million for the same period in 2002, an increase of $0.2 million, or 18%. This increase is primarily attributable to continued improvements in performance of certain joint ventures.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $22.2 million for the quarter ended March 31, 2001 to $16.3 million for the same period in 2002, a decrease of $5.9 million, or 27%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 51% for the quarter ended March 31, 2001 to 47% for the same period in 2002. This decrease is primarily attributable to the sale of the infusion centers and the rehab centers which contributed lower margins.

In March 2001, DeyLabs received FDA approval for a new drug branded "DuoNeb", a mixture of albuteral sulfate and ipratropium bromide. As a result, it is unclear whether the Company may continue its historical practice of compounding this drug mixture when requested by a physician for an individual patient and supported by a valid prescription. The Company has been negotiating with Dey Labs to purchase DuoNeb rather than compound the drug mixture itself. At this time the Company continues to compound the drug mixture. The Company expects that the cost to acquire DuoNeb will exceed its cost to compound the drug, which may have a material adverse impact on cost of sales and results of operations given that Medicare will reimburse the Company for DuoNeb at the same rate at which it reimburses for the compounded drug.

COST OF RENTALS AND OTHER REVENUES. Cost of rentals and other revenues decreased from $8.5 million for the quarter ended March 31, 2001 to $8.2 million for the same period in 2002, a decrease of $0.3 million, or 4%. As a percentage of rentals and other revenue, cost of rentals and other revenues were 18.4 % and 18.1% for the three months ended March 31, 2001 and 2002, respectively.

OPERATING EXPENSES. Operating expenses decreased from $49.6 million for the quarter ended March 31, 2001 to $46.0 million for the same period in 2002, a decrease of $3.6 million, or 7%. This decrease is attributable to reduced operating expense as a result of the sales of certain centers during 2001 and the first quarter of 2002, offset by higher overall bad debt expense. Bad debt expense was 4.3% of revenues for the quarter ended March 31, 2001 compared to 5.1% of revenues for the same period in 2002. The increase in bad debt expense is attributable to a temporary slowdown in cash collections during January and February of 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $3.9 million for the quarter ended March 31, 2001 to $4.1 million for the same period in 2002, an increase of $0.2 million, or 5%. As a percentage of revenues, general and administrative expenses were 4.3% and 5.0% for the three months ended March 31, 2001 and 2002, respectively. This increase is attributable to higher personnel expenses in the quarter ended March 31, 2002 as a result of the continued billing initiatives, corporate compliance activities and increased marketing efforts as well as higher consulting fees and higher rent expense.

DEPRECIATION AND AMORTIZATION. Depreciation (excluding rental equipment) and amortization expenses decreased from $2.7 million for the quarter ended March 31, 2001 to $0.9 million for the same period in 2002, a decrease of $1.8 million, or 66%. Effective January 1, 2002 the Company adopted the provisions of SFAS No. 142 and accordingly, ceased the amortization of its goodwill. Amortization expense related to goodwill was $1.4 million in the quarter ended March 31, 2001. The remaining decrease is primarily attributable to certain property and equipment becoming fully depreciated.

AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs increased from $0.6 million in 2001 to $0.7 million in 2002, an increase of $0.1 million or 17%. This increase is primarily attributable to additional deferred financing costs associated with the Amended Credit Agreement.

INTEREST. Interest expense decreased from $10.0 million for the quarter ended March 31, 2001, to $4.8 million for the same period in 2002, a decrease of $5.2 million, or 52%. The Company recorded a provision of $1.6 million for default interest in the quarter ended March 31, 2001, in addition to interest due under the Bank Credit Facility prior to any events of default. Based upon the Amended Credit Agreement signed June 8, 2001, all default rate interest was forgiven and this provision for default rate interest was reversed in the second quarter of 2001. This decrease is also attributable to reductions in the prime borrowing rate and reduced principal amounts outstanding.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased from $150,000 in 2001 to $100,000 in 2002. This decrease is due to reduced state income taxes paid in 2002 versus 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 the Company had a working capital deficit of $236.4 million and current ratio of 0.3x as compared to a working capital deficit of $238.4 million and a current ratio of 0.3x at December 31, 2001.

The Company is the borrower under a credit facility (the "Bank Credit Facility") between the Company and Bankers Trust Company, as agent for a syndicate of Lenders (the "Lenders"). The Company's breach of several of the financial covenants in the Fourth Amended and Restated Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to not be in compliance with certain covenants of the Credit Agreement. On June 8, 2001, the Company entered into the Amended Credit Agreement that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a Balloon Payment of $281.5 million on December 31, 2002. As of May 9, 2002 the Company has paid the $11.6 million principal payment due on March 31, 2002 as well as the $1.0 million principal payment due on June 30, 2002, $0.6 million of the $1.0 million principal payment due on September 30, 2002, and $5.3 million of the Balloon Payment due on December 31, 2002. These early payments of 2002 principal were generated from operational cash flows, from the sales of assets of centers, from the sales of the Company's wholly owned real estate and from the collection of patient receivables associated with the asset sales. However, there currently is no commitment as to how the remaining Balloon Payment due on December 31, 2002 will be satisfied. Anticipated future cash flow from operations will not be sufficient to pay the debt upon its current maturity on December 31, 2002. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal, then the Company's ability to make the Balloon Payment is contingent upon obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. Additional sources of funds may be required and there can be no assurance that the Company will be able to obtain additional funds on terms acceptable to the Company or at all. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company's excess cash flow and from the proceeds of the Company's sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the Company's assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of May 9, 2002, totals $279.9 million (which includes letters of credit totaling $3.4 million).

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

The Amended Credit Agreement contains various financial covenants, the most restrictive of which relate to measurements of EBITDA (as defined in the Amended Credit Agreement), leverage, interest coverage ratios, and collections of accounts receivable. The Amended Credit Agreement also contains provisions for periodic reporting.

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

Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company is also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times Adjusted EBITDA as defined by the Amended Credit Agreement. As of March 31, 2002 the weighted average borrowing rate was 7.3%. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest would be payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer would have the right to designate the Adjusted Eurodollar Rate plus the applicable margin as the applicable interest rate.

The Company was required to issue on March 31, 2001 warrants to the Lenders representing 19.999% of the Common Stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of Common Stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable during the period commencing June 1, 2001 and ending May 31, 2011, and the remaining fifty percent are exercisable during the period commencing September 30, 2001 and ending September 29, 2011. The exercise price of the warrants is $0.01 per share. As of May 9, 2002 these warrants have not been exercised.

Management intends to improve financial performance through stabilizing and increasing profitable revenues, decreasing and controlling operating expenses and improving accounts receivable performance. Management's cash flow projections and related operating plans indicate the Company can remain in compliance with the new financial covenants under the Amended Credit Agreement and meet its expected obligations until December 31, 2002, when the Balloon Payment is due. However, as with all projections, there is uncertainty as to whether management's projections can be achieved. Management currently believes that the Company also can remain in compliance with all other covenants in the Amended Credit Agreement until the Balloon Payment is due. In any event of noncompliance or default under the Amended Credit Agreement, the Lenders have the ability to demand payment of all outstanding amounts and there is currently no commitment as to how any such demand would be satisfied by the Company. Any demands for repayment by Lenders, or the inability to obtain waivers in the event of noncompliance with covenants, or the inability to refinance the related debt upon maturity at December 31, 2002 would have a material adverse impact on the financial position, results of operations and cash flows of the Company. As a result, the Company's independent auditors added an explanatory paragraph to their unqualified opinion covering the Company's consolidated financial statements for the year ended December 31, 2001 that expressed substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern. The unqualified opinion with an explanatory paragraph expressing substantial doubt as to the Company's ability to continue as a going concern, as well as the uncertainty regarding the Company's ability to make the Balloon Payment or obtain replacement financing, may impair the Company's ability to receive trade credit from its vendors and could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company's accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $59.4 million and $60.1 million at March 31, 2002 and December 31, 2001, respectively. Average days' sales in accounts receivable ("DSO") was approximately 69 and 67 days at March 31, 2002 and December 31, 2001, respectively. The Company's level of DSO and net patient receivables reflect the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

Net cash provided by operating activities was $4.5 million and $8.0 million for the three months ended March 31, 2002 and 2001, respectively. This decrease of $3.5 million is primarily due to the current year change in accounts payable, other payables and accrued expenses. These items used cash of $1.6 million for the three months ended March 31, 2002, while these same items provided cash of $2.5 million for the same period in 2001. Net cash used in investing activities was $3.0 million and $5.0 million for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures were $5.9 million for the three months ended March 31, 2002 compared to $4.7 million for the same period in 2001, and the sales of assets of centers contributed $1.8 million for the same period in 2002. Net cash used in financing activities was $4.4 million and $14,000 for the three months ended March 31, 2002 and 2001, respectively. The cash used in financing activities for the three months ended March 31, 2002 and 2001 primarily relates to principal payments and deferred financing costs.

In addition to the Balloon Payment, the Company's principal capital requirements are for working capital, capital expenditures and debt service. The Company has financed and intends to continue to finance these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles. Until maturity of the Bank Credit Facility on December 31, 2002, management believes that these sources will support the Company's current level of operations as long as the Company maintains compliance with its debt covenants and the due dates of amounts outstanding under the Bank Credit Facility are not accelerated. Management also believes these sources are adequate to fund the Settlement in the government investigation based upon the payment terms, as more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation." However, as referenced above, anticipated future cash flow from operations will not be sufficient to pay the Balloon Payment at December 31, 2002.

RISK FACTORS

This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company.

         Substantial Leverage. The Company maintains a significant amount of debt pursuant to the Bank Credit Facility. Indebtedness under the Bank Credit Facility totals $279.9 million (including letters of credit totaling $3.4 million) as of May 9, 2002. The Bank Credit Facility matures on December 31, 2002, at which time the Balloon Payment is due. Anticipated future cash flow from operations will not be sufficient to pay the Balloon Payment. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal then the Company's ability to make the Balloon Payment is contingent upon obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. If the Bank Credit Facility is not renewed and the Company is not able to obtain replacement financing or if an event of default occurs under the Amended Credit Agreement, the Lenders have the right to exercise all remedies provided under the Amended Credit Agreement, including but not limited to, accelerating all indebtedness, substantially increasing the interest rate for such indebtedness, offsetting amounts in most of the Company's bank accounts, and selling all assets of the Company to repay such indebtedness.

The maturity of the term of the Amended Credit Agreement, without renewal or refinancing, likely would have a material adverse effect on the Company's liquidity, business, financial condition and results of operations. The degree to which the Company is leveraged likely will impair the Company's ability to finance, through its own cash flow or from additional financing, its future operations or pursue its business strategy. As a result, the Company's independent auditors added an explanatory paragraph to their unqualified opinion covering the Company's consolidated financial statements for the year ended December 31, 2001 that expressed substantial doubt as to the Company's ability to continue as a going concern. The unqualified opinion with an explanatory paragraph expressing substantial doubt as to the Company's ability to continue as a going concern, as well as the uncertainty regarding the Company's ability to make the Balloon Payment or obtain replacement financing, may impair the Company's ability to receive trade credit from its vendors and could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. There can be no assurance that the Company is in compliance with all applicable existing laws and regulations or that the Company will be able to comply with any new laws or regulations that may be enacted in the future. Changes in applicable laws, any failure by the Company to comply with existing or future laws, regulations or standards, or discovery of past regulatory noncompliance by the Company could have a material adverse effect on the Company's results of operations, financial condition, business or prospects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation."

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

         Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as days sales outstanding of 69 days as of March 31, 2002. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of continuing difficulties associated with the Company's billing activities and meeting payor documentation requirements and claim submission deadlines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies - Revenue Recognition and Allowance for Doubtful Accounts."

         Liquidity. Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company's common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, trading of the Company's common stock is conducted on the over-the-counter market ("OTC") or, on application by broker-dealers, in the NASD's Electronic Bulletin Board using the Company's current trading symbol, AHOM. As a result of the de-listing, the liquidity of the Company's common stock and its price have been adversely affected, which may limit the Company's ability to raise additional capital.

         Medicare Reimbursement for Oxygen Therapy and Other Services. The Company has been affected by previous cuts in Medicare reimbursement rates for oxygen therapy and other services. Additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company could occur. Reimbursement reductions already implemented have materially adversely affected the Company's revenues and net income, and any such future reductions could have a similar material adverse effect. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Medicare Reimbursement for Oxygen Therapy Services."

         Dependence on Reimbursement by Third-Party Payors. For the three months ended March 31, 2002, the percentage of the Company's revenues derived from Medicare, Medicaid and private pay was 51%, 11% and 38%, respectively. The revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Any reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's revenues and net income. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company's revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies - Revenue Recognition and Allowance for Doubtful Accounts."

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

         Health Care Initiatives. The health care industry continues to undergo dramatic changes. Under the Bush administration, new federal health care initiatives, particularly concerning Medicare, may be launched. In June of 2001, the Department of Health and Human Services Secretary unveiled a new name for the agency formerly known as the Health Care Financing Administration, or HCFA. The name change to CMS, Centers for Medicare and Medicaid Services, signaled a restructuring of the agency, as well as reforms designed to make the Medicare and Medicaid programs more effective and responsive to providers and beneficiaries. For example, adding a prescription drug benefit, a patient's bill of rights, and new "business partner" status in provider enrollment are a few of the initiatives currently under discussion. There can be no assurance that other equally sweeping federal legislative and regulatory initiatives will not be adopted in the future. It is also possible that proposed federal legislation will include language which provides incentives to further encourage Medicare recipients to shift to Medicare at-risk managed care programs, potentially limiting patient access to, and reimbursement for, products and services provided by the Company. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of government health care programs or initiatives will not have a material adverse effect on the Company.

         HIPAA Compliance. HIPAA has mandated an extensive set of regulations to protect the privacy of identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: (1) Privacy Standards have a compliance date of April 14, 2003; (2) Transactions and Code Sets Standards require compliance by October 16, 2002 (this compliance date may be extended by one year, if a compliance extension form is submitted by October 15, 2002); and (3) Security Standards which are yet to be published in final form and therefore have no compliance date. The Company is actively pursuing its strategies toward compliance with the final Privacy Standards and Transaction Standards with a plan flexible enough to adapt to any modifications to the rules that may be issued by HHS. The Company's HIPAA compliance plan will require modifications to existing information management systems and physical security mechanisms, and may require additional personnel, the full cost of which has not yet been determined. HIPAA compliance could impose significant costs on the Company, and the Company cannot predict the final form these regulations will take or the impact that final regulations, when fully implemented, will have on its operations.

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

         Liability and Adequacy of Insurance. The provision of health care services entails an inherent risk of liability. Certain participants in the home health care industry may be subject to lawsuits which may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company's insurance coverage will not arise. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the results of operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to attract patients or to expand its business. In addition, the Company is self-insured for its workers' compensation insurance and employee health insurance and is at risk for claims up to individual stop loss and aggregate stop loss amounts.

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

The Company was required to adopt the provisions of SFAS No. 141 immediately upon issuance and the provisions of SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 would not be amortized, but would be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized until the adoption of SFAS No. 142. See Note 8 - "Adoption of SFAS No. 142."

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the future adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The Company's January 1, 2002 adoption of SFAS No. 144 has not had a material impact on its financial position or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company's Bank Credit Facility provides for a floating interest rate. As of March 31, 2002, the Company had outstanding borrowings of approximately $276.9 million, which excludes letters of credit totaling $3.4 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $0.5 million. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed.

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


                                       AMERICAN HOMEPATIENT, INC.



May 15, 2002                           By: /s/Marilyn A. O'Hara
                                          --------------------------------------
                                          Marilyn A. O'Hara
                                          Chief Financial Officer and
                                          An Officer Duly
                                          Authorized to Sign on Behalf
                                          of the registrant

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION OF EXHIBITS
-------       -----------------------

 3.1          Certificate of Amendment to the Certificate of Incorporation of the Company dated October
              31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company's
              Registration Statement No. 33-42777 on Form S-1).

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