Form 10-Q
period 2002-06-30
AMERICAN HOMEPATIENT INC
filed 2002-08-14
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              CHECK ONE FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

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

                                      NONE
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                          CHANGES SINCE LAST REPORT.)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

                                   16,367,389

     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 8, 2002)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 38

                          PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY INDEPENDENT PUBLIC ACCOUNTANTS - SEE NOTE 5

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

ASSETS

                                                                                June 30,               December 31,
                                                                                 2002                      2001
                                                                            -------------             -------------
CURRENT ASSETS:
    Cash and cash equivalents                                               $   4,693,000             $   9,159,000
    Restricted cash                                                                67,000                   265,000
    Accounts receivable, less allowance for doubtful accounts of
      $28,884,000 and $32,152,000, respectively                                57,452,000                61,661,000
    Inventories                                                                14,023,000                13,257,000
    Prepaid expenses and other current assets                                   1,947,000                 1,583,000
                                                                            -------------             -------------
          Total current assets                                                 78,182,000                85,925,000
                                                                            -------------             -------------

PROPERTY AND EQUIPMENT, at cost:                                              171,537,000               171,266,000
    Less accumulated depreciation and amortization                           (123,399,000)             (125,043,000)
                                                                            -------------             -------------
          Property and equipment, net                                          48,138,000                46,223,000
                                                                            -------------             -------------

OTHER ASSETS:
    Goodwill                                                                  121,214,000               189,699,000
    Investment in joint ventures                                                9,238,000                 9,492,000
    Deferred financing costs, net                                               2,996,000                 2,939,000
    Other assets, net                                                           9,472,000                10,386,000
                                                                            -------------             -------------
          Total other assets                                                  142,920,000               212,516,000
                                                                            -------------             -------------
                                                                            $ 269,240,000             $ 344,664,000
                                                                            =============             =============

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                   (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                              June 30,                 December 31,
                                                                                2002                       2001
                                                                            -------------             -------------
CURRENT LIABILITIES:
    Current portion of long-term debt and capital leases                    $ 276,376,000             $ 282,087,000
    Accounts payable                                                           18,809,000                19,360,000
    Other payables                                                              2,510,000                 2,600,000
    Accrued expenses:
       Payroll and related benefits                                             6,125,000                 8,054,000
       Interest                                                                   677,000                   907,000
       Insurance                                                                6,357,000                 5,229,000
       Other                                                                    5,793,000                 6,024,000
                                                                            -------------             -------------
          Total current liabilities                                           316,647,000               324,261,000
                                                                            -------------             -------------

NONCURRENT LIABILITIES:
    Long-term debt and capital leases, less current portion                       692,000                   723,000
    Other noncurrent liabilities                                                4,790,000                 4,783,000
                                                                            -------------             -------------
          Total noncurrent liabilities                                          5,482,000                 5,506,000
                                                                            -------------             -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value; authorized 5,000,000
       shares; none issued and outstanding                                             --                        --
    Common stock, $.01 par value; authorized 35,000,000
       shares; issued and outstanding, 16,367,000 and
       16,327,000 shares, respectively                                            164,000                   163,000
    Paid-in capital                                                           173,985,000               173,975,000
    Accumulated deficit                                                      (227,038,000)             (159,241,000)
                                                                            -------------             -------------
          Total shareholders' equity (deficit)                                (52,889,000)               14,897,000
                                                                            -------------             -------------
                                                                            $ 269,240,000             $ 344,664,000
                                                                            -------------             -------------

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                                     2002             2001              2002             2001
                                                                --------------    --------------   --------------    --------------
REVENUES:
    Sales and related service revenues                          $ 33,757,000      $ 42,453,000     $  68,580,000     $  86,321,000
    Rentals and other revenues                                    45,453,000        46,182,000        90,653,000        92,376,000
    Earnings from joint ventures                                   1,120,000         1,140,000         2,415,000         2,199,000
                                                                ------------      ------------     -------------     -------------
          Total revenues                                          80,330,000        89,775,000       161,648,000       180,896,000
                                                                ------------      ------------     -------------     -------------

EXPENSES:
    Cost of sales and related services                            15,553,000        21,424,000        31,828,000        43,594,000
    Cost of rentals and other revenues, including rental
       equipment depreciation of $4,767,000, $5,492,000,
       $9,406,000 and $10,664,000, respectively                    8,580,000         8,978,000        16,778,000        17,496,000
    Operating                                                     45,392,000        48,492,000        91,363,000        98,112,000
    General and administrative                                     4,392,000         3,952,000         8,498,000         7,890,000
    Depreciation, excluding rental equipment, and amortization       952,000         2,609,000         1,866,000         5,313,000
    Amortization of deferred financing costs                         880,000           659,000         1,593,000         1,298,000
    Interest                                                       4,720,000         5,621,000         9,501,000        15,600,000
    Gain on sale of assets of center                                      --                --          (667,000)               --
                                                                ------------      ------------     -------------     -------------
          Total expenses                                          80,469,000        91,735,000       160,760,000       189,303,000
                                                                ------------      ------------     -------------     -------------

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             (139,000)       (1,960,000)          888,000        (8,407,000)

PROVISION FOR INCOME TAXES                                           100,000           150,000           200,000           300,000
                                                                ------------      ------------     -------------     -------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                            (239,000)       (2,110,000)          688,000        (8,707,000)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                       --                --       (68,485,000)               --
                                                                ------------      ------------     -------------     -------------

NET LOSS                                                        $   (239,000)     $ (2,110,000)    $ (67,797,000)    $  (8,707,000)
                                                                ============      ============     =============     =============
NET INCOME (LOSS) PER COMMON SHARE BEFORE CHANGE
    IN ACCOUNTING PRINCIPLE:
       - Basic                                                  $      (0.01)     $      (0.13)    $        0.04     $       (0.53)
                                                                ============      ============     =============     =============
       - Diluted                                                $      (0.01)     $      (0.13)    $        0.04     $       (0.53)
                                                                ============      ============     =============     =============
NET LOSS PER COMMON SHARE:
       - Basic                                                  $      (0.01)     $      (0.13)    $       (4.15)    $       (0.53)
                                                                ============      ============     =============     =============
       - Diluted                                                $      (0.01)     $      (0.13)    $       (4.05)    $       (0.53)
                                                                ============      ============     =============     =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING:
       - Basic                                                    16,367,000        16,661,000        16,349,000        16,552,000
                                                                ============      ============     =============     =============
       - Diluted                                                  16,367,000        16,661,000        16,732,000        16,552,000
                                                                ============      ============     =============     =============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                   Six Months Ended June 30,
                                                                                                 2002                      2001
                                                                                            -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) before cumulative effect of change in
      accounting principle                                                                  $     688,000             $  (8,707,000)
    Adjustments to reconcile net income (loss) before
      cumulative effect of change in accounting principle to net cash provided from (used in) operating activities:
       Depreciation and amortization                                                           11,272,000                15,977,000
       Amortization of deferred financing costs                                                 1,593,000                 1,298,000
       Equity in earnings of unconsolidated joint ventures                                     (1,430,000)               (1,157,000)
       Minority interest                                                                          145,000                   144,000
       Gain on sale of assets of center                                                          (667,000)                       --

    Change in assets and liabilities, net of effects from sales of assets of centers:
       Restricted cash                                                                            198,000                    82,000
       Accounts receivable, net                                                                 3,705,000                 5,881,000
       Inventories                                                                             (1,036,000)                2,254,000
       Prepaid expenses and other current assets                                                 (364,000)                 (317,000)
       Accounts payable, other payables and accrued expenses                                   (2,098,000)               (6,128,000)
       Other noncurrent liabilities                                                               (19,000)                   32,000
       Other assets                                                                               890,000                    11,000
                                                                                            -------------             -------------
          Net cash provided from operating activities                                          12,877,000                 9,370,000
                                                                                            -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of assets of centers                                                    1,805,000                   189,000
    Additions to property and equipment, net                                                  (13,258,000)              (10,046,000)
    Distributions and loan payments from (advances to)
      unconsolidated joint ventures, net                                                        1,610,000                   934,000
    Distributions to minority interest owners                                                    (119,000)                 (124,000)
                                                                                            -------------             -------------
          Net cash used in investing activities                                                (9,962,000)               (9,047,000)
                                                                                            -------------             -------------

                                   (Continued)

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (Continued)


                                                                                    Six Months Ended June 30,
                                                                                 2002                      2001
                                                                            -------------             -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on debt and capital leases                           $  (5,742,000)            $    (329,000)
    Proceeds from Employee Stock Purchase Plan                                         --                   202,000
    Proceeds from exercise of stock options                                        11,000                        --
    Deferred financing costs                                                   (1,650,000)               (1,660,000)
                                                                            -------------             -------------
          Net cash used in financing activities                                (7,381,000)               (1,787,000)
                                                                            -------------             -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                          (4,466,000)               (1,464,000)

CASH AND CASH EQUIVALENTS, beginning of period                                  9,159,000                12,081,000
                                                                            -------------             -------------
CASH AND CASH EQUIVALENTS, end of period                                    $   4,693,000             $  10,617,000
                                                                            =============             =============
SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                               $   9,609,000             $  15,696,000
                                                                            =============             =============
    Cash payments of income taxes                                           $     299,000             $   2,122,000
                                                                            =============             =============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these statements.

                   AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

1.       BASIS OF PRESENTATION

American HomePatient, Inc. (the "Company") was incorporated in Delaware in September 1991. The Company's principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. The Company provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the six months ended June 30, 2002, such services represented 65%, 15% and 20%, respectively of revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of June 30, 2002, the Company provided these services to patients primarily in the home through 286 centers in 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. The Company and certain of its subsidiaries filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on July 31, 2002 (the "Bankruptcy Filing"). The Company currently is operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Middle District of Tennessee. The Bankruptcy Filing is discussed in more detail in Note
9. Since the Bankruptcy Filing occurred after the end of the quarterly results presented herein, such results have not been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code."

2.       BANK CREDIT FACILITY

The Company is the borrower under a credit facility (the "Bank Credit Facility") evidenced by a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") between the Company and Bankers Trust Company, as agent for a syndicate of lenders (the "Lenders"). Indebtedness under the Bank Credit Facility as of July 31, 2002 totals approximately $275.4 million (which excludes letters of credit totaling $3.4 million).

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


                                                                              (unaudited)
                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                     2002              2001              2002                2001
                                                 ------------      ------------      -------------      -------------
Income (loss) before cumulative effect of
    change in accounting principle               $   (239,000)     $ (2,110,000)     $     688,000      $  (8,707,000)
Cumulative effect of change in accounting
    principle                                              --                --        (68,485,000)                --
                                                 ------------      ------------      -------------      -------------
Net loss                                         $   (239,000)     $ (2,110,000)     $ (67,797,000)     $  (8,707,000)
                                                 ============      ============      =============      =============

Weighted average common shares
outstanding                                        16,367,000        16,661,000         16,349,000         16,552,000
Effect of dilutive options and warrants                    --                --            383,000                 --
                                                 ------------      ------------      -------------      -------------
Adjusted diluted common shares outstanding         16,367,000        16,661,000         16,732,000         16,552,000
                                                 ============      ============      =============      =============

Net income (loss) per common share before
    cumulative effect of change in accounting
    principle
    - Basic                                      $      (0.01)     $      (0.13)     $        0.04      $       (0.53)
                                                 ============      ============      =============      =============
    - Diluted                                    $      (0.01)     $      (0.13)     $        0.04      $       (0.53)
                                                 ============      ============      =============      =============
Net loss per common share
    - Basic                                      $      (0.01)     $      (0.13)     $       (4.15)     $       (0.53)
                                                 ============      ============      =============      =============
    - Diluted                                    $      (0.01)     $      (0.13)     $       (4.05)     $       (0.53)
                                                 ============      ============      =============      =============

5.       BASIS OF FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of the Company for the six months ended June 30, 2002 and 2001 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at June 30, 2002 and the results of operations and the cash flows for the six months ended June 30, 2002 and 2001.

The Company terminated its former auditor, Arthur Andersen LLP, effective July 3, 2002, and is in the process of selecting a new auditor. As a result, these interim consolidated financial statements have not been reviewed by an independent public accountant. This review is required pursuant to the rules and regulations in effect for the Company as a filing entity under Section 13(a) of the Securities Exchange Act of 1934 and could have resulted in modifications to the accompanying financial statements, thus limiting the ability of the officers of the Company to certify these financials as required by Section 906 of the Sarbanes-Oxley Act of 2002.

The results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

6.       COMPREHENSIVE LOSS

Comprehensive loss for the six months ended June 30, 2002 and 2001 was comprised solely of net losses.

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

The Company was required to adopt the provisions of SFAS No. 141 immediately upon issuance and the provisions of SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that was acquired in a purchase business combination completed after June 30, 2001 would not be amortized, but would be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized until the adoption of SFAS No. 142. See Note 8 "Adoption of SFAS No. 142."

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also makes several technical corrections and clarifications to other existing authoritative pronouncements. SFAS No. 145 is effective May 2002, except for the rescission of SFAS No. 4, which is effective January 2003. The Company is currently evaluating the impact of SFAS No. 145 on its financial statements and will adopt the provisions of this statement accordingly.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The Company is currently evaluating the impact of SFAF No. 146 on its financial statements and will adopt the provisions of this statement on January 1, 2003.

8.       ADOPTION OF SFAS NO. 142

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the adoption date, the Company had unamortized goodwill in the amount of $189.7 million. In accordance with SFAS No. 142, effective January 1, 2002 the Company discontinued amortization of goodwill, which goodwill amortization expense was $2.8 million for the six months ended June 30, 2001. Goodwill was tested for impairment by comparing the fair value of goodwill to the carrying value of goodwill. Fair value was determined using a combination of analyses which included discounted cash flow calculations, market multiples and other market information. The implied fair value of goodwill did not support the carrying value of goodwill primarily due to the Company's highly leveraged capital structure.

Based upon the results of the Company's initial impairment tests, the Company recorded an impairment loss of $68.5 million in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. The Company will conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing. Any subsequent impairment losses will be recognized as an operating expense in the Company's consolidated statements of operations.

The change in the carrying amount of goodwill for the six months ended June 30, 2002 is as follows:

    Goodwill, net of accumulated amortization, as of January 1, 2002    $189,699,000
    Transitional impairment loss                                          68,485,000
                                                                        ------------
    Goodwill, net of accumulated amortization, as of June 30, 2002      $121,214,000
                                                                        ============

Actual results of operations for the three months and six months ended June 30, 2002 and pro forma results of operations for the three months and six months ended June 30, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 in that period are as follows:

                                                                          (unaudited)
                                            Three Months Ended June 30,                 Six Months Ended June 30,
                                         ---------------------------------        ------------------------------------
                                             2002                 2001                 2002                   2001
                                         ------------         ------------        --------------         -------------
Reported net loss                        $   (239,000)        $ (2,110,000)       $  (67,797,000)        $  (8,707,000)
Add:  Goodwill amortization                        --            1,420,000                    --             2,839,000
                                         ------------         ------------        --------------         -------------
         Adjusted net loss               $   (239,000)        $   (690,000)       $  (67,797,000)        $  (5,868,000)
                                         ============         ============        ==============         =============
Basic loss per share
    Reported net loss                    $      (0.01)        $      (0.13)       $        (4.15)        $       (0.53)
    Goodwill amortization                          --                 0.09                    --                  0.18
                                         ------------         ------------        --------------         -------------
         Adjusted net loss               $      (0.01)        $      (0.04)       $        (4.15)        $       (0.35)
                                         ============         ============        ==============         =============
Diluted loss per share
    Reported net loss                    $      (0.01)        $      (0.13)       $        (4.05)        $       (0.53)
    Goodwill amortization                          --                 0.09                    --                  0.18
                                         ------------         ------------        --------------         -------------
         Adjusted net loss               $      (0.01)        $      (0.04)       $        (4.05)        $       (0.35)
                                         ============         ============        ==============         =============

9.       SUBSEQUENT EVENT

On July 31, 2002, the Company and 24 of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Tennessee. These cases have been administratively consolidated under case number 02-08915-GP3-11. Pleadings in these cases may be viewed at the Court's website, www.tnmb.uscourts.gov. The filing was prompted by the impending December 31, 2002 maturity of the Company's Bank Credit Facility.

The Company continues to operate its business as a "debtor-in-possession" in accordance with the applicable provisions of the Bankruptcy Code. The Company has not sought to obtain debtor-in-possession secured financing (DIP Financing) and currently does not intend to do so.

 Rather, the Company intends to use cash flow and cash on hand to fund day-to-day operations during the bankruptcy process, which is consistent with its operations since the Lenders terminated the Company's ability to access a revolving credit in 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The filing of the bankruptcy stayed all actions against the Company to collect any debts outstanding as of the petition date. The Company has filed a plan of reorganization providing for the full repayment of these debts over time. The interests of all shareholders in the Company would remain in place if the proposed plan is confirmed. The interests of Creditors and other parties-in-interest have a right to object to the Company's proposed plan. The hearing on confirmation of this plan, which plan may be amended prior to the hearing, will not occur prior to November 20, 2002. There can be no assurances that the Court will confirm the Company's Plan of Reorganization and it is uncertain what would happen to the Company in that event.

The Bankruptcy Filing should have no impact on the Company's existing joint ventures with unrelated parties, and the Company currently does not anticipate that any other subsidiary or affiliate of the Company will file a voluntary petition for relief.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "ESTIMATES," "PROJECTS", "MAY," "WILL", "LIKELY", "COULD" AND WORDS OF SIMILAR IMPORT. SUCH STATEMENTS INCLUDE STATEMENTS CONCERNING THE COMPANY'S PLAN OF REORGANIZATION, OTHER EFFECTS AND CONSEQUENCES OF THE BANKRUPTCY FILING, FORECASTS UPON WHICH THE PLAN OF REORGANIZATION IS BASED, BUSINESS STRATEGY, OPERATIONS, COST SAVINGS INITIATIVES, INDUSTRY, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, EXISTING GOVERNMENT REGULATIONS AND CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS, LEGISLATIVE PROPOSALS FOR HEALTHCARE REFORM, THE ABILITY TO ENTER INTO STRATEGIC ALLIANCES AND ARRANGEMENTS WITH MANAGED CARE PROVIDERS ON AN ACCEPTABLE BASIS, AND CHANGES IN REIMBURSEMENT POLICIES. SUCH STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BECAUSE OF A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS THAT ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

RECENT DEVELOPMENTS

The Company and certain of its subsidiaries filed voluntary petitions for protection under the Bankruptcy Code on July 31, 2002. The Company currently is operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Middle District of Tennessee. See
Note 9 "Subsequent Event" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

GENERAL

The Company provides home health care services and products to patients through its 286 centers in 35 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors. The Company has three principal services or product lines: home respiratory services, home infusion services and home medical equipment and supplies. Home respiratory services include oxygen systems, nebulizers, aerosol medications and home ventilators and are provided primarily to patients with severe and chronic pulmonary diseases. Home infusion services are used to administer nutrients, antibiotics and other medications to patients with medical conditions such as neurological impairments, infectious diseases or cancer. The Company also sells and rents a variety of home medical equipment and supplies, including wheelchairs, hospital beds and ambulatory aids.

The following table sets forth the percentage of the Company's revenues represented by each line of business for the periods presented:

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                     2002                2001
                                                    -----                ----
   Home respiratory therapy services                   65%                58%
   Home infusion therapy services                      15                 18
   Home medical equipment and medical supplies         20                 24
                                                    -----                ----
       Total                                          100%               100%
                                                    =====                ====
Prior to 1998, the Company had significantly expanded its operations through a combination of home health care acquisitions and joint ventures and strategic alliances with integrated health care delivery systems. In 1998, the Company purposefully slowed its acquisition activity compared to prior years to focus on existing operations. Since 1998, the Company has not acquired any home health care businesses or developed any new joint ventures other than converting several of its previously owned 50% joint ventures to wholly owned operations during 1999 and 2000. During 2001, the Company sold the assets of its rehab centers, three infusion centers, and two respiratory and home medical equipment centers for $11.1 million in cash in order to pay down the Bank Credit Facility. In addition, during 2001 the Company used $1.0 million in proceeds from the sales of its wholly owned real estate and $0.5 million in proceeds from the collection of patient receivables associated with the sold centers to pay down the Bank Credit Facility. In March 2002, the Company sold substantially all of the assets of an infusion center for $1.3 million in cash and used the proceeds to pay down the Bank Credit Facility. In addition, during 2002 the Company used $2.2 million in proceeds from the collection of patient receivables associated with the sold centers to pay down the Bank Credit Facility.

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

The Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include: (i) Prospective Payment System ("PPS") and Consolidated Billing requirements for skilled nursing facilities and PPS for home health agencies, which do not affect the Company directly but could affect the Company's contractual relationships with such entities (the consolidated billing requirement was subsequently reversed by the Omnibus Budget bill, signed into law by President Clinton on November 23, 1999);
(ii) pilot projects in Polk County, Florida and San Antonio, Texas which began on October 1, 1999 and February 1, 2001, respectively, to determine the efficacy of competitive bidding for certain durable medical equipment ("DME"), under which Medicare reimbursements for certain items are reduced between 17% and 31% from the current fee schedules (the Company is participating to some extent in both pilot projects). These pilot projects will expire September 30, 2002, at which time the DME items will revert to normal Medicare procedures; and (iii) deadlines (as yet undetermined) for obtaining Medicare and Medicaid surety bonds for home health agencies and DME suppliers. In addition, in early 2002 the State of Florida Agency for Health Care Administration ("AHCA") established statewide competitive bidding for all Medicaid hospital beds and respiratory equipment and supplies. The entire state of Florida was divided into eleven geographical areas, and each area was bid separately. The program initially was to be effective May 2002 through April 2004. However, the AHCA delayed the bid process until May 31, 2002. The Company declined to participate in any of the various Florida Medicaid areas.

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

         Legal Proceedings. All of the Company's legal proceedings have been stayed pursuant to the Bankruptcy Filing. The following is a summary of the Company's material legal proceedings that existed as of the Bankruptcy Filing.

On June 11, 2001, a settlement agreement (the "Settlement") was entered among the Company, the United States of America, acting through the United States Department of Justice ("DOJ") and on behalf of the Office of Inspector General of the Department of Health and Human Services ("OIG") and the TRICARE Management Activity, and a former Company employee, as relator. This Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator's false claim action was filed. The Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Settlement, the Company made an initial payment of $3.0 million in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4.0 million, together with interest on this amount, in installments due at various times until March, 2006. The Company also agreed to pay the relator's attorneys fees and expenses. The Company's Plan of Reorganization proposes that the Company will timely pay all amounts owed in accordance with the Settlement. The Company has reserved $4.0 million for its future obligations pursuant to the Settlement. The Settlement does not resolve the relator's claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims.

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

There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $4.0 million reserve discussed above which relates to the settled government investigation, the Company has not recorded any reserves related to the unsettled government investigations. The outcome of any pending lawsuits or future settlements could have a material adverse effect on the Company.

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

         Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the credit worthiness and collectibility of amounts due from its patients. Approximately 61% of the Company's year to date 2002 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to such reimbursements are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

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

         Self Insurance. Self-insurance reserves primarily represent the accrual for self-insurance risks associated with workers' compensation insurance and employee health insurance. The Company is self-insured for the majority of its workers' compensation and maintains specific stop loss coverage in the amount of $250,000 on a per claim basis. The Company did not maintain annual aggregate stop loss coverage for the years 2002 and 2001. The estimated liability for workers' compensation claims totaled $3.8 million and $3.2 million as of June 30, 2002 and December 31, 2001, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers' compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintained annual aggregate stop loss coverage of $14.7 million and $8.6 million as of June 30, 2002 and December 31, 2001, respectively. The health insurance policies have maximum lifetime reimbursements of $2.0 million per person for 2002 and had unlimited lifetime reimbursements for 2001. The estimated liability for health insurance claims totaled $2.2 million and $1.9 million as of June 30, 2002 and December 31, 2001, respectively. The Company reviews health insurance trends and payment history and maintains a reserve for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims.

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

         Cumulative Effect of Change in Accounting Principle. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the adoption date, the Company had unamortized goodwill in the amount of $189.7 million. In accordance with SFAS No. 142, effective January 1, 2002 the Company discontinued amortization of goodwill, which goodwill amortization expense was $2.8 million for the six months ended June 30, 2002. Goodwill was tested for impairment by comparing the fair value of goodwill to the carrying value of goodwill. Fair value was determined using a combination of analyses which included discounted cash flow calculations, market multiples and other market information. The implied fair value of goodwill did not support the carrying value of goodwill.

Based upon the results of the Company's initial impairment tests, the Company recorded an impairment loss of $68.5 million in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. The Company will conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing. Any subsequent impairment losses will be recognized as an operating expense in the Company's consolidated statements of operations.

The following table and discussion sets forth items from the Company's consolidated statements of operations as a percentage of revenues, excluding the previously discussed non-recurring items, for the periods indicated:

                             PERCENTAGE OF REVENUES
                         (EXCLUDING NON-RECURRING ITEMS)
                                   (UNAUDITED)

                                                                  Three Months Ended                        Six Months Ended
                                                                        June 30,                                 June 30,
                                                               2002                 2001                 2002               2001
                                                              -----                -----                -----               -----
Revenues                                                      100.0%               100.0%               100.0%              100.0%

Cost of sales and related services                             19.3                 23.9                 19.7                24.1
Cost of rentals and other revenues,
 including rental equipment
 depreciation expense                                          10.7                 10.0                 10.4                 9.7
Operating expenses                                             56.5                 54.0                 56.5                54.2
General and administrative                                      5.5                  4.4                  5.2                 4.4
Depreciation, excluding rental
 equipment, and amortization
 expense                                                        1.2                  2.9                  1.2                 2.9
Amortization of deferred financing costs                        1.1                  0.7                  1.0                 0.7
Interest expense                                                5.9                  6.3                  5.9                 8.6
                                                              -----                -----                -----               -----
         Total expenses                                       100.2                102.2                 99.9               104.6

Income (loss) from operations before
 taxes                                                         (0.2)%               (2.2)%                0.1%               (4.6)%

Provision for income taxes                                      0.1                  0.2                  0.1                 0.2
                                                              -----                -----                -----               -----
         Income (loss) from operations                         (0.3)%               (2.4)%                0.0%               (4.8)%
                                                              =====                =====                =====               =====
OTHER DATA:
EBITDA (1)                                                     13.9%                13.8%                14.0%               13.5%
                                                              =====                =====                =====               =====

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The results of operations between 2002 and 2001 are impacted by the asset sales of several centers in 2002 and 2001.

REVENUES. Revenues decreased from $89.8 million for the quarter ended June 30, 2001 to $80.3 million for the same period in 2002, a decrease of $9.5 million, or 11%. During 2001, the Company sold the assets of three infusion centers, two respiratory and home medical equipment centers, and all of its rehab centers, in addition to the sale of substantially all of the assets of one infusion center during the first quarter of 2002. As a result of these asset sales, revenues were negatively impacted by $10.8 million in the current quarter. Without these occurrences, revenue for the quarter would have increased by $1.3 million compared to last year. Following is a discussion of the components of revenues:

         Sales and Related Services Revenues. Sales and related services revenues decreased from $42.5 million for the quarter ended June 30, 2001 to $33.8 million for the same period in 2002, a decrease of $8.7 million, or 20%. The 2001 sales of assets of three infusion centers, two respiratory and home medical equipment centers, and all of the rehab centers, as well as the sale of the assets of an infusion center during the first quarter of 2002, have negatively impacted sales in the current quarter by approximately $10.3 million.

         Rentals and Other Revenues. Rentals and other revenues decreased from $46.2 million for the quarter ended June 30, 2001 to $45.5 million for the same period in 2002, a decrease of $0.7 million, or 2%. The 2001 sales of two respiratory and home medical equipment centers have negatively impacted rental revenue in the current quarter by approximately $0.5 million.

         Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures remained constant at $1.1 million for the quarters ended June 30, 2001 and June 30, 2002.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $21.4 million for the quarter ended June 30, 2001 to $15.6 million for the same period in 2002, a decrease of $5.8 million, or 27%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 50.5% for the quarter ended June 30, 2001 to 46.1% for the same period in 2002. This decrease is primarily attributable to the sales of the infusion centers and the rehab centers which contributed lower margins.

COST OF RENTALS AND OTHER REVENUES. Cost of rentals and other revenues decreased from $9.0 million for the quarter ended June 30, 2001 to $8.6 million for the same period in 2002, a decrease of $0.4 million, or 4%. As a percentage of rentals and other revenue, cost of rentals and other revenues were 19.4% and 18.9% for the quarters ended June 30, 2001 and 2002, respectively.

OPERATING EXPENSES. Operating expenses decreased from $48.5 million for the quarter ended June 30, 2001 to $45.4 million for the same period in 2002, a decrease of $3.1 million, or 6%. This decrease is attributable to reduced operating expense as a result of the sales of certain centers during 2001 and the first quarter of 2002, as well as lower overall bad debt expense. Bad debt expense was 3.7% of revenues for the quarter ended June 30, 2001 compared to 3.4% of revenues for the same period in 2002. The decrease in bad debt expense is attributable to strong cash collections during the second quarter of 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $4.0 million for the quarter ended June 30, 2001 to $4.4 million for the same period in 2002, an increase of $0.4 million, or 10%. As a percentage of revenues, general and administrative expenses were 4.4% and 5.5% for the quarters ended June 30, 2001 and 2002, respectively. This increase is attributable to higher legal and consulting fees in the quarter ended June 30, 2002 as well as higher rent expense.

DEPRECIATION AND AMORTIZATION. Depreciation (excluding rental equipment) and amortization expenses decreased from $2.6 million for the quarter ended June 30, 2001 to $1.0 million for the same period in 2002, a decrease of $1.6 million, or 62%. Effective January 1, 2002 the Company adopted the provisions of SFAS No. 142 and accordingly, ceased the amortization of its goodwill. Amortization expense related to goodwill was $1.4 million in the quarter ended June 30, 2001. The remaining decrease is primarily attributable to certain property and equipment becoming fully depreciated.

AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs increased from $0.7 million in 2001 to $0.9 million in 2002, an increase of $0.2 million or 29%. This increase is primarily attributable to additional deferred financing costs associated with the Amended Credit Agreement.

INTEREST. Interest expense decreased from $5.6 million for the quarter ended June 30, 2001, to $4.7 million for the same period in 2002, a decrease of $0.9 million, or 16%. This decrease is attributable to reductions in the prime borrowing rate and reduced principal amounts outstanding.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased from $150,000 in 2001 to $100,000 in 2002. This decrease is due to reduced state income taxes paid in 2002 versus 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

The results of operations between 2002 and 2001 are impacted by the asset sales of several centers in 2002 and 2001.

REVENUES. Revenues decreased from $180.9 million for the six months ended June 30, 2001 to $161.6 million for the same period in 2002, a decrease of $19.3 million, or 11%. During 2001, the Company sold the assets of three infusion centers, two respiratory and home medical equipment centers, and all of its rehab centers, in addition to the sale of substantially all of the assets of one infusion center during the first quarter of 2002. As a result of these asset sales, revenues were negatively impacted by $20.5 million for the six months ended June 30, 2002. Without these occurrences, revenue for the current six months would have increased by $1.2 million compared to the same period last year. Following is a discussion of the components of revenues:

         Sales and Related Services Revenues. Sales and related services revenues decreased from $86.3 million for the six months ended June 30, 2001 to $68.6 million for the same period in 2002, a decrease of $17.7 million, or 21%. The 2001 sales of assets of three infusion centers, two respiratory and home medical equipment centers, and all of the rehab centers, as well as the sale of the assets of an infusion center during the first quarter of 2002, have negatively impacted sales in the six months ended June 30, 2002 by approximately $19.4 million.

         Rentals and Other Revenues. Rentals and other revenues decreased from $92.4 million for the six months ended June 30, 2001 to $90.7 million for the same period in 2002, a decrease of $1.7 million, or 2%. The 2001 sales of two respiratory and home medical equipment centers have negatively impacted rental revenue in the six months ended June 30, 2002 by approximately $1.1 million.

         Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures increased from $2.2 million for the six months ended June 30, 2001 to $2.4 million for the same period in 2002, an increase of $0.2 million, or 9%, which is primarily attributable to continued improvements in performance of certain joint ventures.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services decreased from $43.6 million for the six months ended June 30, 2001 to $31.8 million for the same period in 2002, a decrease of $11.8 million, or 27%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 50.5% for the six months ended June 30, 2001 to 46.4% for the same period in 2002. This decrease is primarily attributable to the sales of the infusion centers and the rehab centers which contributed lower margins.

COST OF RENTALS AND OTHER REVENUES. Cost of rentals and other revenues decreased from $17.5 million for the six months ended June 30, 2001 to $16.8 million for the same period in 2002, a decrease of $0.7 million, or 4%. As a percentage of rentals and other revenue, cost of rentals and other revenues were 18.9% and 18.5% for the six months ended June 30, 2001 and 2002, respectively.

OPERATING EXPENSES. Operating expenses decreased from $98.1 million for the six months ended June 30, 2001 to $91.4 million for the same period in 2002, a decrease of $6.7 million, or 7%. This decrease is attributable to reduced operating expense as a result of the sales of certain centers during 2001 and the first quarter of 2002. Bad debt expense was 4.0% of revenue for the six months ended June 30, 2001 compared to 4.2% of revenue for the same period in 2002. The increase in current year bad debt expense as a percentage of revenue is attributable to a temporary slowdown in cash collections during January and February 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $7.9 million for the six months ended June 30, 2001 to $8.5 million for the same period in 2002, an increase of $0.6 million, or 8%. As a percentage of revenues, general and administrative expenses were 4.4% and 5.2% for the six months ended June 30, 2001 and 2002, respectively. This increase is attributable to higher legal and consulting fees in the six months ended June 30, 2002 as well as higher rent expense.

DEPRECIATION AND AMORTIZATION. Depreciation (excluding rental equipment) and amortization expenses decreased from $5.3 million for the six months ended June 30, 2001 to $1.9 million for the same period in 2002, a decrease of $3.4 million, or 64%. Effective January 1, 2002 the Company adopted the provisions of SFAS No. 142 and accordingly, ceased the amortization of its goodwill. Amortization expense related to goodwill was $2.8 million for the six months ended June 30, 2001. The remaining decrease is primarily attributable to certain property and equipment becoming fully depreciated.

AMORTIZATION OF DEFERRED FINANCING COSTS. Amortization of deferred financing costs increased from $1.3 million for the six months ended June 30, 2001 to $1.6 million for the same period in 2002, an increase of $0.3 million, or 23%. This increase is primarily attributable to additional deferred financing costs associated with the Amended Credit Agreement.

INTEREST. Interest expense decreased from $15.6 million for the six months ended June 30, 2001, to $9.5 million for the same period in 2002, a decrease of $6.1 million, or 39%. This decrease is attributable to reductions in the prime borrowing rate and reduced principal amounts outstanding.

LIQUIDITY AND CAPITAL RESOURCES

On July 31, 2002, the Company and 24 of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Tennessee. These cases have been administratively consolidated under case number 02-08915-GP3-11. Pleadings in these cases may be viewed at the Court's website, www.tnmb.uscourts.gov. The filing was prompted by the impending December 31, 2002 maturity of the Company's Bank Credit Facility.

The Company continues to operate its business as a "debtor-in-possession" in accordance with the applicable provisions of the Bankruptcy Code. The Company has not sought debtor-in-possession financing and currently does not intend to do so. Rather, the Company intends to use cash generated from operations and cash on hand to fund day-to-day operations during the bankruptcy. This practice is consistent with the Company's pre-filing practices, as the Lenders terminated the Company's access to a revolving credit facility in 2000.

The Company's principal cash requirements are for working capital, capital expenditures and debt service. The Company has met and intends to continue to meet these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles.

The Company is currently authorized to use cash collateral on an interim basis. The final hearing on the Company's motion seeking use of cash collateral is scheduled for August 30, 2002. If the Company's motion were denied, there likely would be a material adverse effect on the Company's ability to continue operations.

Management's cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in its proposed Plan of Reorganization. However, as with all projections, there can be no guarantee that management's projections will be achieved. The Bankruptcy Filing and the related uncertainties could disrupt operations and could negatively affect the Company's business, financial condition, results of operations and cash flows. See "Risk Factors." The Company has taken a number of steps designed to minimize any such disruptions including requesting critical vendor status for certain vendors, communicating with other vendors regarding ongoing operations, requesting Bankruptcy Court permission to assume certain executory contracts, seeking approval of a Key Employee Retention Plan, establishing an employee communication program regarding the Bankruptcy Filing and related issues, and communicating with referral sources and patients as needed.

The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company's accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $56.5 million and $60.1 million at June 30, 2002 and December 31, 2001, respectively. Average days' sales in accounts receivable ("DSO") was approximately 65 and 67 days at June 30, 2002 and December 31, 2001, respectively. The Company's level of DSO and net patient receivables reflect the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

Net cash provided by operating activities was $12.9 million and $9.4 million for the six months ended June 30, 2002 and 2001, respectively. This increase of $3.5 million is primarily due to the change in accounts payable, other payables and accrued expenses. These items used cash of $2.1 million and $6.1 million for the six months ended June 30, 2002 and 2001, respectively. This variance is primarily due to 2001 payments of $3.0 million related to the Settlement of the government investigation and income tax payments of $1.8 million related to a federal income tax audit assessment covering the period 1994 through 1998. Net cash used in investing activities was $10.0 million and $9.0 million for the six months ended June 30, 2002 and 2001, respectively. Capital expenditures were $13.3 million for the six months ended June 30, 2002 compared to $10.0 million for the same period in 2001, and the sales of assets of centers contributed $1.8 million for the six months ended June 30, 2002 compared to $0.2 million for same period in 2001. Net cash used in financing activities was $7.4 million and $1.8 million for the six months ended June 30, 2002 and 2001, respectively. The cash used in financing activities for the six months ended June 30, 2002 and 2001 primarily relates to principal payments and deferred financing costs.

RISK FACTORS

This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company.

         Bankruptcy Filing. The Company filed a voluntary petition for relief under the U.S. Bankruptcy Code on July 31, 2002. The Bankruptcy Filing and related processes give rise to a number of uncertainties relating to the Company. While the Company is making substantial efforts to operate its business in the ordinary course, the Bankruptcy Filing could negatively impact the Company's relationships with its vendors, referral sources, business partners, employees, or patients, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Furthermore, the Company, its business prospects and its shareholders could be materially adversely impacted by the final resolution of the Bankruptcy Filing. See Note 9 "Subsequent Event" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Substantial Leverage. The Company maintains a significant amount of debt. Indebtedness under the Bank Credit Facility totals approximately $275.4 million (excluding outstanding, undrawn letters of credit totaling $3.4 million) as of July 31, 2002. If a plan of reorganization is not approved and confirmed that restructures this debt, other outcomes likely would have a material adverse effect on the current shareholders of the Company and also could have a material adverse effect on the Company or its business prospects. If the Plan of Reorganization is approved, the Company will still be obligated to repay its debt with interest, which payments will impact results of operations for a number of years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         Dependence on Reimbursement by Third-Party Payors. For the six months ended June 30, 2002, the percentage of the Company's revenues derived from Medicare, Medicaid and private pay was 52%, 9% and 39%, respectively. The revenues and profitability of the Company may be affected by the efforts of payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's revenues and net income. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company's revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies - Revenue Recognition and Allowance for Doubtful Accounts."

         Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as days sales outstanding of 65 days as of June 30, 2002. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of continuing difficulties associated with the Company's billing activities and meeting payor documentation requirements and claim submission deadlines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies - Revenue Recognition and Allowance for Doubtful Accounts."

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

         Health Care Initiatives. The health care industry continues to undergo dramatic changes influenced in larger part by federal legislative initiatives. Under the Bush administration, new federal health care initiatives may be launched. For example, adding a prescription drug benefit to Medicare, a patient's bill of rights, providing an array of protections for managed care patients, and changes to Medicare funding are a few of the initiatives currently under discussion. There can be no assurance that these or other federal legislative and regulatory initiatives will not be adopted in the future. It is also possible that proposed federal legislation will include language that provides incentives to further encourage Medicare recipients to shift to Medicare at-risk managed care programs, potentially limiting patient access to, and reimbursement for, products and services provided by the Company. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of government health care programs or initiatives will not have a material adverse effect on the Company.

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

         Ability to Attract and Retain Management. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. The Company's Bankruptcy Filing and current financial results, among other factors, may limit the Company's ability to attract and retain qualified personnel, which in turn could adversely affect profitability.

         Competition. The home health care market is highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. Some of the Company's present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company. In addition, there are relatively few barriers to entry in the local markets served by the Company, and it encounters substantial competition from new market entrants. The Company's competitors may attempt to use its Bankruptcy Filing to convince referral sources and patients to use the Company less frequently or not at all.

         Liability and Adequacy of Insurance. The provision of health care services entails an inherent risk of liability. Certain participants in the home health care industry may be subject to lawsuits that may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company's insurance coverage will not arise. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the results of operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to attract patients or to expand its business. In addition, the Company is self-insured for its workers' compensation insurance and employee health insurance and is at risk for claims up to individual stop loss and aggregate stop loss amounts.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the require accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also makes several technical corrections and clarifications to other existing authoritative pronouncements. SFAS No. 145 is effective May 2002, except for the rescission of SFAS No. 4, which is effective January 2003. The Company is currently evaluating the impact of SFAS No. 145 on its financial statements and will adopt the provisions of this statement accordingly.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The Company is currently evaluating the impact of SFAF No. 146 on its financial statements and will adopt the provisions of this statement on January 1, 2003.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company's Bank Credit Facility provides for a floating interest rate. As of June 30, 2002, the Company had outstanding borrowings of approximately $275.4 million, which excludes letters of credit totaling $3.4 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $0.5 million. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed. The Company is not required to pay interest during its bankruptcy proceedings, but may be required to make adequate protection payments as a condition to its being authorized to use cash collateral during the course of the bankruptcy. Additionally, the Company requests a fixed interest rate on all debt to be restructured under its proposed Plan of Reorganization, but there can be no assurance that the plan will be confirmed. See Note 9 "Subsequent Event."

                           PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 annual meeting of shareholders was held on June 5, 2002. At the meeting, the re-election of the sole individual nominated as a Class 2 director of the Company's Board of Directors, Joseph F. Furlong, III, was approved. Continuing directors consisted of: Class 1 directors Henry T. Blackstock and Mark Manner; and Class 3 director Donald R. Millard. On July 19, 2002, Mark Manner resigned from his position as a Class 1 director. No other matters were voted upon at the annual meeting.

The following table sets forth the voting tabulation for the matter voted upon at the meeting:


                             VOTES       VOTES                        BROKER
                              FOR      WITHHELD    ABSTENTIONS      NON-VOTES
                            -------    --------    -----------      ---------

 REELECTION OF
 CLASS 2 DIRECTOR JOSEPH   12,401,424    654,080       N/A             N/A
 F. FURLONG, III

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



                            AMERICAN HOMEPATIENT, INC.

August 14, 2002             By: /s/Marilyn A. O'Hara
                                ---------------------------------
                                 Marilyn A. O'Hara
                                 Chief Financial Officer and An Officer Duly
                                 Authorized to Sign on Behalf of the registrant

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