Form 10-K
period 2002-12-31
AMERICAN HOMEPATIENT INC
filed 2003-04-15
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Check One:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-19532

AMERICAN HOMEPATIENT, INC.

(Debtor-in-Possession as of July 31, 2002)
(Exact name of registrant as specified in its charter)

Delaware	62-1474680
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5200 Maryland Way, Suite 400	37027-5018
Brentwood TN	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (615) 221-8884

None.

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

Yes [  ]            No [X]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [  ]            No [X]

      The aggregate market value of registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of March 24, 2003 was $4,582,869.

      On March 24, 2003, 16,367,869 shares of the registrant’s $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference

      The following documents are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K: Portions of the Registrant’s definitive proxy statement for its 2003 Annual Meeting of Stockholders.

PART I

ITEM 1.      BUSINESS

Introductory Summary

      American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient, Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. American HomePatient, Inc. and subsidiaries (the “Company”) provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of December 31, 2002, the Company provided these services to patients primarily in the home through 285 centers in 35 states. From its inception through 1997 the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company’s strategy shifted from acquiring new businesses to focusing more on internal growth, integrating its acquired operations and achieving operating efficiencies. The Company’s periodic and current reports, as filed with the Securities and Exchange Commission, are available, free of charge, on the website of the Securities and Exchange Commission (www.sec.gov).

Recent Developments

      Proceedings under Chapter 11 of the Bankruptcy Code. On July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). These cases (the “Chapter 11 Cases”) have been consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. Pleadings in these cases may be viewed at the Court’s website, www.tnmb.uscourts.gov. On January 2, 2003, the Company filed its Second Amended Joint Plan of Reorganization (the “Plan”), proposed by the Company and the Official Committee of Unsecured Creditors appointed by the Office of the United States Trustee in the Chapter 11 Cases. A Disclosure Statement, the purpose of which is to enable creditors entitled to vote on the Plan to make an informed decision before exercising their right to vote, accompanied the Plan and was also filed on January 2, 2003. The hearing before the Bankruptcy Court on confirmation of the Plan has been set for April 23, 2003. The bankruptcy filing was prompted by the impending December 31, 2002 maturity of a credit facility (the “Bank Credit Facility”) evidenced by a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) between the Company and Bank of Montreal, as agent for a syndicate of lenders (the “Lenders”). Indebtedness under the Bank Credit Facility as of December 31, 2002 totals $278.7 million (which excludes adequate protection payments to the Lenders totaling $8.0 million as of that date).

      The Debtors are currently operating their business as debtors-in-possession under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court. The Company has not sought to obtain debtor-in-possession secured financing (“DIP Financing”) and currently does not intend to do so. Rather, the Company has operated using cash flow and cash on hand to fund day-to-day operations during the bankruptcy process, which is consistent with its operations since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. At December 31, 2002 the Company had cash and cash equivalents of approximately $22.8 million. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources”). The Bankruptcy Filing is not anticipated to have a material impact on the Company’s existing joint ventures with unrelated parties, and the Company currently does not anticipate that any other subsidiary or affiliate of the Company will file a voluntary petition for relief.

      On October 15, 2002, the Company, the Lenders and the unsecured creditors filed an agreed order with the Bankruptcy Court authorizing the use of cash collateral and granting adequate protection payments to the Lenders. This order authorizes the Company to use cash collateral, but provides certain restrictions on the Company’s ability to make cash disbursements. The Company is authorized to use cash collateral solely for the following purposes: (i) to make cash disbursements as set forth in a cash forecast prepared by the Company, not to exceed 5% in any four week rolling period; (ii) to pay fees required by the Office of the United States Trustee; (iii) to make adequate protection payments to the Lenders; and (iv) to replace or increase certain letters of credit. The Company agreed to make adequate protection payments to the Lenders of $1.6 million per month beginning with the month of August 2002, subject to maintaining a required minimum cash balance of $12.0 million plus the amount necessary to fund incentive bonuses that will come due through March 31, 2003, as well as any amounts necessary to replace or increase letters of credit. An initial payment totaling $3.2 million for August and September 2002, in the aggregate, was made on October 15, 2002, and additional adequate protection payments have been paid on the 15th of each successive month. All payments due to the Lenders in connection with the cash collateral usage have been timely made through and including the payment due March 15, 2003. The application of such payments is subject to further order of the Bankruptcy Court and the Bankruptcy Court may recharacterize the application of any payment regardless of how characterized by the Company or the Lenders.

      The accompanying consolidated financial statements have been prepared on a going concern basis and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Accordingly, these consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. All pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current in the consolidated balance sheets. Revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are required to be reported separately as reorganization items. Cash used for reorganization items is disclosed separately in the consolidated statements of cash flows.

      Liabilities Subject to Compromise and Reorganization Items. Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding under the Bank Credit Facility, the Government Settlement (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation – Legal Proceedings”), and capital leases, and also include accounts payable, accrued interest, amounts accrued for future lease rejections, professional fees related to the reorganization, and other accrued expenses. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, and other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

      The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition liabilities, including wages and benefits of employees, reimbursement of employee business expenses, insurance costs, medical directors fees, utilities and patient refunds in the ordinary course of business. The Company is also authorized to pay pre-petition liabilities to certain vendors providing critical goods and services, provided these payments do not exceed a predetermined amount. As a debtor-in-possession, the Company also has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The parties affected by these rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures. Any such damages resulting from lease rejections will be treated as general unsecured claims in the reorganization.

      The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are as follows:

Pre-petition accounts payable	$20,790,000
State income taxes payable	394,000
Other accruals	5,198,000
Accrued interest	1,286,000
Accrued professional fees related to reorganization	1,818,000
Accrual for future lease rejection damages	1,317,000
Other long-term debt and liabilities	2,075,000
Government settlement, including interest	4,246,000
Bank credit facility	278,705,000
Adequate protection payments	(8,000,000)

Total liabilities subject to compromise	$307,829,000

      Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. These items are comprised of the following:

Write-off of deferred financing costs	$1,615,000
Provision for future lease rejection damages	1,353,000
Professional and other fees	2,529,000

Total reorganization items	$5,497,000

      See “Risk Factors – Bankruptcy Proceeding” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

      Debtors and Non-Debtors Financial Statements. The Debtors filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company’s joint ventures (both consolidated and non-consolidated) are not part of the bankruptcy filing.

      In accordance with SOP 90-7, the Company is presenting the following condensed combining financial statements as of and for the year ended December 31, 2002:

American HomePatient, Inc. and Subsidiaries
Condensed Combining Balance Sheets as of December 31, 2002
(unaudited)

	Debtors	Non-Debtors	Combined

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,770,000	$57,000	$22,827,000
Restricted cash	67,000	—	67,000
Accounts receivable, less allowance for doubtful accounts	55,032,000	405,000	55,437,000
Inventories, net of inventory reserves	16,466,000	99,000	16,565,000
Prepaid expenses and other current assets	2,276,00	—	2,276,000

Total current assets	96,611,000	561,000	97,172,000

PROPERTY AND EQUIPMENT, at cost:	169,631,000	1,390,000	171,021,000
Less accumulated depreciation and amortization	(119,780,000)	(814,000)	(120,594,000)

Property and equipment, net	49,851,000	576,000	50,427,000

OTHER ASSETS:
Goodwill, net of accumulated amortization	121,214,000	—	121,214,000
Investment in joint ventures	475,000	9,340,000	9,815,000
Other assets	12,315,000	—	12,315,000

Total other assets	134,004,000	9,340,000	143,344,000

TOTAL ASSETS	$280,466,000	$10,477,000	$290,943,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise:
CURRENT LIABILITIES:
Accounts payable	$13,267,000	$—	$13,267,000
Other payables	1,637,000	—	1,637,000
Accrued expenses:
Payroll and related benefits	7,719,000	40,000	7,759,000
Insurance, including self-insurance reserves	5,829,000	—	5,829,000
Other	1,625,000	—	1,625,000

Total current liabilities	30,077,000	40,000	30,117,000

NONCURRENT LIABILITIES:
Minority interest	—	470,000	470,000
Other noncurrent liabilities	121,000	—	121,000

Total noncurrent liabilities	121,000	470,000	591,000

LIABILITIES SUBJECT TO COMPROMISE:	307,829,000	—	307,829,000
SHAREHOLDERS’ (DEFICIT) EQUITY	(57,561,000)	9,967,000	(47,594,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$280,466,000	$10,477,000	$290,943,000

American HomePatient, Inc. and Subsidiaries
Condensed Combining Statements of Operations
for the Year Ended December 31, 2002
(unaudited)

	Debtors	Non-Debtors	Combined

REVENUES:
Sales and related service revenues	$136,884,000	$795,000	$137,679,000
Rentals and other revenues	179,961,000	2,157,000	182,118,000

Total revenues	316,845,000	2,952,000	319,797,000

EXPENSES:
Cost of sales and related services	63,127,000	401,000	63,528,000
Cost of rentals and other revenues, including rental equipment depreciation	34,613,000	363,000	34,976,000
Operating, including bad debt expense	179,394,000	1,460,000	180,854,000
General and administrative	16,239,000	—	16,239,000
Earnings from joint ventures	(2,831,000)	(1,759,000)	(4,590,000)
Depreciation, excluding rental equipment, and amortization	4,069,000	6,000	4,075,000
Amortization of deferred financing costs	1,779,000	—	1,779,000
Interest (excluding post-petition interest)	11,869,000	—	11,869,000
Gain on sale of assets of center	(667,000)	—	(667,000)
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	818,000	—	818,000

Total expenses	308,410,000	471,000	308,881,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	8,435,000	2,481,000	10,916,000
REORGANIZATION ITEMS	5,497,000	—	5,497,000

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,938,000	2,481,000	5,419,000
BENEFIT FROM INCOME TAXES	1,912,000	—	1,912,000

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,850,000	2,481,000	7,331,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE WITH NO RELATED TAX EFFECT	(68,485,000)	—	(68,485,000)

NET INCOME (LOSS)	$(63,635,000)	$2,481,000	$(61,154,000)

American HomePatient, Inc. and Subsidiaries
Condensed Combining Statements of Cash Flows
for the Year Ended December 31, 2002
(unaudited)

	Debtors	Non-Debtors	Combined

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(63,635,000)	$2,481,000	$(61,154,000)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	68,485,000	—	68,485,000
Depreciation and amortization	23,523,000	239,000	23,762,000
Amortization of deferred financing costs	1,779,000	—	1,779,000
Equity in earnings of unconsolidated joint ventures	(838,000)	(1,759,000)	(2,597,000)
Minority interest	—	309,000	309,000
Gain on sale of assets of center	(667,000)	—	(667,000)
Reorganization items	5,497,000	—	5,497,000
Reorganization items paid	(747,000)	—	(747,000)
Change in assets and liabilities, net of dispositions:
Accounts receivable, net	6,215,000	(3,000)	6,212,000
Inventories, net	(2,819,000)	(16,000)	(2,835,000)
Prepaid expenses and other current assets	(728,000)	1,000	(727,000)
Accounts payable, other payables and accrued expenses	16,054,000	9,000	16,063,000
Other assets and liabilities	(2,247,000)	—	(2,247,000)

Net cash provided from operating activities	49,872,000	1,261,000	51,133,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets of center	1,805,000	—	1,805,000
Additions to property and equipment, net	(26,918,000)	(214,000)	(27,132,000)
Distributions and loan payments from (advances to) unconsolidated joint ventures, net	2,964,000	(732,000)	2,232,000

Net cash used in investing activities	(22,149,000)	(946,000)	(23,095,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(11,000)	—	(11,000)
Distributions to minority interest owners	—	(297,000)	(297,000)
Principal payments on long-term debt and capital leases	(6,241,000)	—	(6,241,000)
Adequate protection payments	(8,000,000)	—	(8,000,000)
Proceeds from exercise of employee stock options	11,000	—	11,000
Restricted cash	198,000	—	198,000

Net cash used in financing activities	(14,043,000)	(297,000)	(14,340,000)

INCREASE IN CASH AND CASH EQUIVALENTS	13,680,000	18,000	13,698,000
CASH AND CASH EQUIVALENTS, beginning of year	9,090,000	39,000	9,129,000

CASH AND CASH EQUIVALENTS, end of year	$22,770,000	$57,000	$22,827,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$12,568,000	$—	$12,568,000

Cash payments of income taxes	$542,000	$—	$542,000

NON-CASH FINANCING ACTIVITIES:
Draws made on Bank Credit Facility to fund expired letters of credit	$3,310,000	$—	$3,310,000

      Sales of Certain Non-Core Assets. Effective March 19, 2002 the Company sold certain non-core assets, consisting of an infusion business and nursing agency, for approximately $1.3 million in cash, resulting in a pre-tax gain of approximately $0.7 million. During 2002 and 2001, this business generated approximately $2.0 million and $9.4 million, respectively, in total revenues. During 2001, the Company sold non-core assets consisting of its rehab centers, three infusion centers, and two respiratory and home medical equipment centers for $11.1 million in cash and used the proceeds to pay debt under the Bank Credit Facility. In addition, during 2001 the Company used $1.0 million in proceeds from the sales of certain wholly-owned real estate and $0.5 million in proceeds from the collection of patient receivables associated with the sold centers to pay debt under the Bank Credit Facility.

Business

      The Company provides home health care services and products consisting primarily of respiratory therapy services, infusion therapy services and the rental and sale of home medical equipment and home health care supplies. For the year ended December 31, 2002, such services and products represented 66%, 14% and 20% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. The Company’s objective is to be a leading provider of home health care products and services in the markets in which it operates. The Company’s centers are regionally located to achieve the market penetration necessary for the Company to be a cost-effective provider of comprehensive home health care services to managed care and other third-party payors.

      As of December 31, 2002, the Company provided services to patients primarily in the home through 285 centers in the following 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin.

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

      The Company does not anticipate renewing its acquisition or joint venture development activities during 2003 as it continues to focus its efforts on internal operational matters.

      Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) establishes standards for the way that public business enterprises or other enterprises that are required to file financial statements with the Securities and Exchange Commission (“SEC”) report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company manages its business as one operating segment.

Services and Products

      The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,

	2002	2001	2000

Home respiratory therapy services	66%	60%	56%
Home infusion therapy services	14	17	19
Home medical equipment and medical supplies	20	23	25

Total	100%	100%	100%

      Home Respiratory Therapy Services. The Company provides a wide variety of home respiratory services primarily to patients with severe and chronic pulmonary diseases. Patients are referred to a Company center most often by primary care and pulmonary physicians as well as by hospital discharge planners and case managers. After reviewing pertinent medical records on the patient and confirming insurance coverage information, a Company respiratory therapist or technician visits the patient’s home to deliver and to prepare the prescribed therapy or equipment. Company representatives coordinate the prescribed therapy with the patient’s physician and train the patient and caregiver in the correct use of the equipment. For rental patients, Company representatives also make periodic follow-up visits to the home to provide additional instructions, required equipment maintenance and deliver oxygen and other supplies.

      The respiratory services that the Company provides include the following:

•	Oxygen systems to assist patients with breathing. There are three types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary room air to provide a continuous flow of oxygen; (ii) liquid oxygen systems, which are portable, thermally-insulated containers of liquid oxygen which can be used as stationary units and/or as portable options for patients; and (iii) high pressure oxygen cylinders, which are used primarily for portability as an adjunct to oxygen concentrators. Oxygen systems are used to treat patients with chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems.

•	Nebulizers to deliver aerosol medications to patients. Nebulizer compressors are used to administer aerosolized medications (such as albuterol) to patients with asthma, bronchitis, chronic obstructive pulmonary disease, and cystic fibrosis. “AerMeds” is the Company’s branded marketing name for its aerosol medications business.

•	Home ventilators to sustain a patient’s respiratory function mechanically in cases of severe respiratory failure when a patient can no longer breathe independently.

•	Non-invasive positive pressure ventilation (“NPPV”) to provide ventilation support via a face mask for patients with chronic respiratory failure and neuromuscular diseases. This therapy enables patients to receive positive pressure ventilation without the invasive procedure of intubation.

•	Continuous positive airway pressure (“CPAP”) and bi-level positive airway pressure therapies to force air through respiratory passage-ways during sleep. These treatments are used on adults with obstructive sleep apnea (“OSA”), a condition in which a patient’s normal breathing patterns are disturbed during sleep.

•	Apnea monitors to monitor and to warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome.

•	Home sleep screenings and studies to detect sleep disorders and the magnitude of such disorders.

      Oxygen-related services and systems comprised approximately 54% of the Company’s 2002 respiratory revenues with the balance generated from nebulizers and related aerosol medication services, home ventilators, CPAP and bi-level therapies, home sleep studies and infant apnea monitors. The Company provides respiratory therapy services at all but 4 of its 285 centers.

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

      Home infusion therapy involves the administration of nutrients, antibiotics and other medications intravenously (into the vein), subcutaneously (under the skin), intramuscularly (into the muscle), intrathecally (via spinal routes), epidurally (also via spinal routes) or through feeding tubes into the digestive tract. The primary infusion therapy services that the Company provides include the following:

•	Enteral nutrition is the infusion of nutrients through a feeding tube inserted directly into the functioning portion of a patient’s digestive tract. This long-term therapy is often prescribed for patients who are unable to eat or to drink normally as a result of a neurological impairment such as a stroke or a neoplasm (tumor).

•	Anti-infective therapy is the infusion of anti-infective medications into a patient’s bloodstream typically for 5 to 14 days to treat a variety of serious bacterial and viral infections and diseases.

•	Total parenteral nutrition (“TPN”) is the long-term provision of nutrients through central vein catheters that are surgically implanted into patients who cannot absorb adequate nutrients enterally due to a chronic gastrointestinal condition.

•	Pain management involves the infusion of certain drugs into the bloodstream of patients, primarily terminally or chronically ill patients, suffering from acute or chronic pain.

      The Company’s other infusion therapies include chemotherapy, hydration, growth hormone and immune globulin therapies. Enteral nutrition services account for approximately 48% of the Company’s infusion revenues, while antibiotic therapy, TPN, and pain management account for approximately 11%, 9% and 2%, respectively. The Company’s remaining infusion revenues are derived from the provision of infusion nursing services, chemotherapy, prescription drug sales and other miscellaneous infusion therapies. Enteral nutrition services are provided at most of the Company’s centers, and the Company currently provides other infusion therapies in 42 of its 285 centers.

      Home Medical Equipment and Supplies. The Company provides a comprehensive line of equipment to serve the needs of home care patients. Revenues from home equipment services are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment.

Operations

      Organization. Currently, the Company’s operations are divided into two geographic divisions, each headed by a division vice president. Each division is further divided into geographic areas with each area headed by an area vice president. There are a total of 13 geographic areas within the Company. Each area vice president oversees the operations of approximately 12 — 36 centers. Management believes this field organizational structure enhances management flexibility and facilitates communication by enabling a greater focus on local market operations. Area vice presidents focus on revenue development, cost control and assist local management with decision making to improve responsiveness in local markets. The Company’s billing centers report directly to the corporate reimbursement department under the leadership of the Vice President of Reimbursement and six directors of compliance and reimbursement. This organizational structure adds specialized knowledge and focused management resources to the billing, compliance and reimbursement functions.

      The Company’s centers are typically staffed with a general manager, a business office manager, a director of patient services (normally a registered nurse or respiratory therapist), registered nurses, clinical coordinators, respiratory therapists, service technicians and customer service representatives. In most of its markets, the Company employs account executives who are responsible for local sales efforts. In addition, the Company employs a licensed pharmacist in all centers that provide a significant amount of infusion therapy.

      The Company has achieved what management believes is an appropriate balance between centralized and decentralized management. Management believes that home care is a local business dependent in large part on personal relationships and, therefore, provides the Company’s operating managers with a significant degree of autonomy to encourage prompt and effective responses to local market demands. In conjunction with this local operational authority, the Company provides, through its corporate office, sophisticated management support, compliance oversight and training, marketing and managed care expertise, sales training and support, product development, and financial and information systems. The Company retains centralized control over those functions necessary to monitor quality of patient care and to maximize operational efficiency. Services performed at the corporate office include financial and accounting functions, corporate compliance, reimbursement oversight, sales and marketing support, clinical policy and procedure development, regulatory affairs and licensure, and system design.

      Commitment to Quality. The Company maintains quality and performance improvement programs related to the proper implementation of its service standards. Management believes that the Company has developed and implemented service policies and procedures that comply with the standards required by the Joint Commission on Accreditation of Health Care Organizations (“JCAHO”). All of the Company’s centers are JCAHO-accredited or are in the process of being reviewed for accreditation from the JCAHO. The Company has Quality Improvement Advisory Boards at many of its centers, and center general managers conduct quarterly quality improvement reviews. Area quality improvement (“AQI”) specialists conduct quality compliance audits at each center in an effort to ensure compliance with state and federal regulations, JCAHO, FDA and internal standards. The AQI specialists also help train all new clinical personnel on the Company’s policies and procedures.

      Training and Retention of Quality Personnel. Management recognizes that home health care is by nature a localized business. General managers attempt to recruit knowledgeable local talent for all positions including account executives who are capable of gaining new business from the local medical community. In addition, the Company provides sales training and orientation to general managers and account executives.

      Management Information Systems. Management believes that periodic refinement and upgrading of its management information systems, which permit management to monitor closely the activities of the Company’s centers, is important to the Company’s business. The Company’s financial systems provide, among other things, monthly budget analyses, trended financial data, financial comparisons to prior periods, and comparisons among Company centers. These systems also provide a means for management to monitor key statistical data for each center, such as accounts receivable, payor mix, cash collections, revenue mix and expense trends. Additionally, Medicare and other third party claims are billed electronically through the Company’s systems, thereby facilitating and improving the timeliness of accounts receivable collections. The Company also maintains a communication network that provides company-wide access to email and the Internet. The Company maintains an intranet program, AMNET, which is a productivity driven, secure site focused on reducing paperwork, disseminating information throughout the Company, and facilitating communication among the Company’s employees.

      Corporate Compliance. The Company’s goal is to operate its business with honesty and integrity, and in compliance with the numerous laws that govern its operations. The Company’s corporate compliance program is designed to help accomplish these goals through employee training and education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits and other programs. The Company’s corporate compliance program is monitored by its Compliance Officer, Assistant Compliance Officer and Compliance Committee. The Compliance Committee, which meets quarterly, is comprised of the Company’s President and CEO, Chief Operating Officer, Chief Financial Officer, Vice President of Human Resources, Vice President of Reimbursement, Vice President of Purchasing, Director of Internal Audit, both division vice presidents, and two area vice presidents. There can be no assurance that the Company’s compliance activities will prevent or detect violations of the governing laws and regulations. See “Business – Government Regulation.”

Hospital Joint Ventures

      The Company owns 50% of ten home health care businesses, and 70% of two other home health care businesses that were operational as of December 31, 2002. The remaining ownership percentage of each business is owned by local hospitals. The Company is solely responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The Company has not developed any new joint ventures since 1998.

      The Company’s joint ventures typically are 50/50% equity partnerships with an initial term of between three and ten years and with the following typical provisions: (i) the Company contributes assets of an existing business in the designated market or contributes cash to fund half of the initial working capital required for the hospital joint venture to commence operations; (ii) the hospital partner contributes similar assets and/or an amount of cash equal, in the aggregate, to the fair market value of the Company’s net contribution; (iii) the Company is the managing partner for the hospital joint venture and receives a monthly management and administrative fee; and (iv) distributions, to the extent made, are generally made on a quarterly basis and are consistent with each partner’s capital contributions. Within the hospital joint venture’s designated market, all services provided within the geographic market are deemed to be revenues of the hospital joint venture, including revenues from sources other than the hospital joint venture partner.

      The following table lists the Company’s hospital joint venture partners and locations for all joint ventures in operation as of December 31, 2002:

Hospital Joint Venture Partner	Locations

Baptist Medical Center (5 hospitals)	Montgomery, AL (2)
Baptist Medical System (3 hospitals)	Benton, Little Rock, North Little Rock, AR (2)
Central Carolina Hospital	Sanford, NC (2)
Conway Hospital	Conway, SC (1)
East Alabama Medical Center	Alexander City, Auburn, Sylacauga, AL (2)
Frye Regional Medical Center/Grace Hospital/Caldwell Memorial	Franklin, Hickory, Lenoir, Maiden, NC (2)
Midlands Health Resources (12 hospitals)	Beatrice, Hastings, Lincoln, Norfolk, Omaha, NE; Clarinda, IA (2)
Peninsula Regional Medical Center	Salisbury, MD; Onley, VA (2)
Piedmont Medical Center	Rock Hill, SC (2)
Spruce Pine Community Hospital	Asheville, Marion, Spruce Pine, NC (2)
West Branch Medical Center	West Branch, MI (2)
Wallace Thompson Hospital	Union, SC (1)

(1)	70% owned consolidated joint venture.

(2)	50% owned non-consolidated joint venture.

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

      The following table sets forth the percentage of the Company’s revenues from each source indicated for the years presented:

	Year Ended December 31,

	2002	2001	2000

Medicare	52%	49%	48%
Private pay, primarily private insurance	38	41	42
Medicaid	10	10	10

Total	100%	100%	100%

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

      The Balanced Budget Act of 1997 reduced the Medicare reimbursement rate for oxygen by 25% beginning January 1, 1998, and by another 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced 5% beginning January 1, 1998. The Company is one of the nation’s largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly and adversely affected financially by this legislation. Medicare oxygen reimbursements account for a significant portion of the Company’s revenues. In January 2001, federal legislation was signed into law that provided for a one-time increase, beginning July 1, 2001, in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index (“CPI”).

      Effective January 1, 1998, payments for parenteral and enteral nutrition (“PEN”) were frozen at 1995 levels, through the year 2002. Effective October 1, 1999, Medicare established new guidelines for respiratory assist devices (“RAD”), which include continuous positive airway pressure devices, bi-level respiratory devices (without backup) and bi-level respiratory devices with back up. The changes require additional documentation in order to continue coverage on existing patients as well as new coverage and qualifying criteria for new patients. In addition, the bi-level respiratory device (without backup) was transferred from a frequently serviced item to “capped rental.” Medicare is also considering the transfer of non-invasive positive pressure ventilators from a frequently serviced item to “capped rental.” Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Under a recently promulgated interim final rule to be effective February 11, 2003, the Centers for Medicare and Medicaid Services (“CMS”), will also have “inherent reasonableness” authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment if the rates are “grossly excessive” or “grossly deficient.” Possible future changes in the basis for calculating Medicare’s reimbursement rates for Albuterol and other respiratory medications could result in a reimbursement reduction for these products, the timing and extent of which are not known at this time.

      The Company has implemented four key initiatives to improve accounts receivable performance: (i) proper staffing and training; (ii) process redesign and standardization; (iii) consolidation of billing center activities; and (iv) billing center specific goals geared toward improved cash collections and reduced accounts receivable.

      Net patient accounts receivable at December 31, 2002 was $54.2 million compared to net patient accounts receivable of $60.1 million at December 31, 2001.

      The table below shows the Company’s days’ sales outstanding (“DSO”) for the periods indicated and is calculated by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days:

	Year Ended December 31,

	2002	2001	2000

DSO	61 days	68 days	76 days

      The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The decrease in DSO and net patient receivables between 2000 and 2002 is due to improved collection results on current billings and improved timeliness in obtaining necessary billing documentation. In addition, the sales of assets of centers in 2001 reduced net patient receivables by $5.6 million. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

      The Company monitors DSO trends for each of its branches and billing centers, and for the Company in total, as part of the management of the billing and collections process. An increase in DSO usually indicates a breakdown in processes at the billing centers. A decline in DSO usually results from process improvements and improved cash collections. Management uses the calculated DSO to evaluate the performance of the billing centers.

Sales and Marketing

      Over the past three years, the Company has committed additional financial resources and personnel to sales and marketing. Concurrent with its increased investment in selling resources, the Company enhanced its systems for measuring individual performance and accountability for results. During 2001, revenue growth improvement was noted in many of the Company’s centers and was directly related to the Company’s sales initiatives described above. However, as a result of revenue losses at certain centers, the revenue growth for the Company as a whole was not significant during 2001. In order to improve the Company’s ability to grow revenue, the Company’s sales and marketing organization was restructured in February 2002. After adjusting for the loss of $33.2 million in revenue associated with certain non-core assets sold by the Company in 2001 and 2002, revenues for 2002 increased by 1.4% over 2001 revenues. Management believes this improvement is directly related to its initiatives to improve the sales and marketing function.

Competition

      The home health care industry is still consolidating but remains highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. In addition, there are still relatively few barriers to entry in the local markets served by the Company, and it may encounter substantial competition from new market entrants. In addition, the bankruptcy filing could be used by competitors to attempt to convince referral sources and patients to use the Company less frequently or not at all. Management believes that the competitive factors most important in the Company’s lines of business are quality of care and service, reputation with referral sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources, competitive prices, and the range of services offered.

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

Branch Locations

      Following is a list of the Company’s 285 home health care centers as of December 31, 2002.

Alabama
Alexander City[1]
Andalusia
Auburn[1]
Birmingham
Dothan
Fayette
Florence
Foley
Huntsville
Mobile
Montgomery[1]
Russellville
Sylacauga[1]
Tuscaloosa

Arizona
Globe
Phoenix

Arkansas
Batesville
Benton[1]
El Dorado
Ft. Smith[2]
Harrison
Hot Springs
Jonesboro[2]
Little Rock1 2
Mena
Mtn. Home
N. Little Rock[1]
Paragould
Pine Bluff
Rogers
Russellville
Salem
Searcy
Springdale
Warren

Colorado
Cortez
Denver
Durango
Pagosa Springs

Connecticut
New Britain
Waterbury

Delaware
Dover
Newark	Florida
Crawfordville
Daytona Beach
Ft. Myers
Ft. Walton Beach
Gainesville
Jacksonville
Leesburg
Longwood
Panama City
Pensacola
Port St. Lucie
Rockledge
St. Augustine
Tallahassee [2]
Tampa
Winter Haven

Georgia
Albany
Brunswick
Dublin
Eastman
Evans
Rossville
Savannah
Valdosta
Waycross

Illinois
Collinsville
Mt. Vernon
Peoria
Springfield

Iowa
Cedar Rapids
Clarinda[1]
Coralville
Davenport
Decorah
Des Moines
Dubuque
Fort Dodge
Marshalltown
Mason City
Ottumwa
Sioux City
Spencer
Waterloo
West Burlington

Kansas
Pittsburg
Kentucky
Bowling Green
Danville
Jackson
Lexington
London
Louisville
Paducah
Pineville
Somerset

Maine
Bangor
Mexico

Maryland
Cumberland
Salisbury[1]

Michigan
West Branch[1]

Minnesota
Albert Lea
Rochester
Red Wing

Mississippi
Tupelo

Missouri
Cameron
Clinton
Columbia
Festus
Hannibal
Ironton
Joplin
Kansas City
Kirksville
Mountain Grove
Osage Beach
Perryville
Potosi
Rolla
Springfield
St. Louis
St. Robert
Warrensburg
Nebraska
Beatrice[1]
Hastings[1]
Lincoln[1]
Norfolk[1]
Omaha[1]

Nevada
Las Vegas

New Jersey
Cedar Grove

New Mexico
Alamogordo
Albuquerque
Clovis
Farmington
Grants
Las Cruces
Roswell

New York
Albany
Auburn
Cheektowaga
Geneva
Hudson
Kingston
Marcy
Oneonta
Painted Post
Poughkeepsie
Watertown
Webster

North Carolina
Asheboro
Asheville[1]
Charlotte
Concord
Franklin[1]
Hickory[1]
Lenoir[1]
Maiden[1]
Marion[1]
Monroe
Newland
Salisbury
Sanford[1]
Spruce Pine[1]
Whiteville
Wilmington
Winston-Salem	Ohio
Bryan
Chillicothe
Cincinnati
Dayton
Heath
Mansfield
Maumee
Springfield
Twinsburg
Worthington
Zanesville

Oklahoma
Antlers
Bartlesville
Claremore
Enid
Muskogee
Tulsa

Pennsylvania
Brookville
Burnham
Camp Hill
Chambersburg
Clearfield
Erie
Everett
Harrisburg
Johnstown
Kane
Lock Haven
McKees Rocks
Mt. Pleasant
Philipsburg
Pottsville
State College
Titusville
Trevose
W. Hazleton
Warren
Waynesboro
York

South Carolina
Columbia
Conway[1]
Florence
Greenville
N. Charleston
Rock Hill[1]
Union[1]
South Dakota
Sioux Falls

Tennessee
Ashland City
Chattanooga
Clarksville
Cookeville
Dayton
Dickson
Erin
Huntingdon
Jackson
Johnson City
Kingsport
Knoxville
Manchester
Murfreesboro
Nashville
Oak Ridge
Oneida
Union City

Texas
Austin
Bay City
Brownwood
Bryan
Conroe
Corpus Christi
Dallas
Ennis
Harlingen
Hereford
Houston
Lake Jackson
Laredo
Longview
Lubbock
Lufkin
McAllen
Mount Pleasant
Nacogdoches
Paris
Plainview
San Angelo
San Antonio
Temple
Texarkana
Tyler
Victoria
Waco	Virginia
Charlottesville
Chesapeake
Farmville
Harrisonburg
Onley[1]
Richmond
Salem

Washington
Tacoma
Yakima

West Virginia
Hinton
Lewisburg
Rainelle
Wheeling

Wisconsin
Burlington
Eau Claire
Madison
Marshfield
Milwaukee
Minocqua
Onalaska
Racine

1	Owned by a joint venture.

2	City has multiple locations.

Supplies and Equipment

      The Company centrally purchases home medical and respiratory equipment, prescription drugs, solutions and other materials and products required in connection with the Company’s business from select suppliers. The Company has not experienced any significant difficulty in purchasing equipment or supplies or in leasing equipment from current suppliers. However, the bankruptcy filing could have a material adverse impact on the Company’s ability to receive trade credit and competitive pricing from its suppliers. In the event that such suppliers are unable or fail to sell supplies or lease equipment to the Company, management believes that other suppliers are available to meet the Company’s needs.

Insurance

      The Company maintains a commercial general liability policy which is on a claims made basis. This insurance is renewed annually and includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1.0 million per claim with a $3.0 million product liability annual aggregate and a $3.0 million general liability annual aggregate. The Company’s professional liability policy is on a claims made basis and is renewable annually with per claim coverage limits of up to $1.0 million per claim and $3.0 million in the aggregate. The Company retains the first $50,000 of each professional or general liability claim. The Company also maintains excess liability coverage with limits of $50.0 million per claim and $50.0 million in the aggregate. Management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as an additional insured. However, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage.

      The Company is insured for auto liability coverage for $1.0 million per accident. The Company retains the first $250,000 of each claim with an aggregate retention of $1.0 million. The Company is insured for workers’ compensation but retains the first $250,000 of each claim. The insurance carrier is responsible for amounts in excess of $250,000 on each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2002 and 2001, as such coverage was not available, and maintained annual aggregate stop loss coverage of approximately $1.5 million for 2000. The Company is self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage of $14.7 million for 2002. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2002, had unlimited lifetime reimbursements for 2001, and were limited to maximum lifetime reimbursements of $1.0 million per person for medical claims and $1.0 million per person for mental illness and drug and alcohol abuse claims for 2000. Liabilities in excess of these aggregate amounts are the responsibility of the insurer. The Company provides reserves for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The differences between actual settlements and reserves are included in expense once a probable amount is known. The Company has purchased insurance protecting its directors and officers for a limit of $20.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies and Estimates.”

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

Employees

      At December 31, 2002, the Company had approximately 3,100 full-time employees, 160 part-time employees and 200 employees used on an “as needed” basis only. Approximately 110 individuals were employed at the corporate office in Brentwood, Tennessee.

Trademarks

      The Company owns and uses a variety of marks, including American HomePatient®, AerMeds®, EnterCaresm, Resourcesm, Extracare, EnSpiresm, OPUSsm, SLEEPsm, Go Paperlesssm and Personal Caring Servicesm which have either been registered at the federal or state level or are being used pursuant to common law rights.

Government Regulation

      General. The Company, as a participant in the health care industry, is subject to extensive federal, state and local regulation. In addition to the Federal False Claims Act (“False Claims Act”) and other federal and state anti-kickback and self-referral laws applicable to all of the Company’s operations (discussed more fully below), the operations of the Company’s home health care centers are subject to federal laws covering the repackaging and dispensing of drugs (including oxygen) and regulating interstate motor-carrier transportation. Such centers also are subject to state laws (most notably licensing and controlled substances registration) governing pharmacies, nursing services and certain types of home health agency activities.

      The Company’s operations are also subject to a series of laws and regulations dating back to OBRA 1987 that apply to the Company’s operation. Periodic changes have occurred from time to time since the enactment of OBRA 1987, including reimbursement reductions and changes to payment rules.

      The Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims to the government for payment. False Claims Act penalties for violations can include sanctions, including civil monetary penalties. As a provider of services under the federal reimbursement programs such as Medicare, Medicaid and TRICARE (formerly

CHAMPUS), the Company is subject to the anti-kickback statute, also known as the “fraud and abuse law.” This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of patients for government-reimbursed health care services. The Company may also be affected by the federal physician self-referral prohibition, known as the “Stark Law,” which, with certain exceptions, prohibits physicians from referring patients to entities with which they have a financial relationship. Many states in which the Company operates have adopted similar fraud and abuse and self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, under the theory that such arrangements are designed to induce or to encourage the referral of patients to a particular provider. In many states, these laws apply to services reimbursed by all payor sources.

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

      The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a Certificate for Medical Necessity (“CMN”) signed by a physician. In January 1999, the Office of Inspector General of the Department of Health and Human Services (“OIG”) published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan. The Company has created and implemented a compliance program, which it believes meets the elements of the OIG’s Model Plan for the industry. As part of its compliance program, the Company performs internal audits of the adequacy of billing documentation. The Company’s policy is to voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that are identified in this process and that cannot be corrected. The Company periodically reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations; however, certain proceedings have been and may in the future be commenced against the Company alleging violations of applicable laws governing the operation of the Company’s business and its billing practices.

      The Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include: (i) Prospective Payment System (“PPS”) requirements for skilled nursing facilities and PPS for home health agencies, which do not affect the Company directly but could affect the Company’s contractual relationships with such entities; (ii) deadlines (as yet undetermined) for obtaining Medicare and Medicaid surety bonds for home health agencies and DME suppliers; and (iii) pilot projects in Polk County, Florida and San Antonio, Texas, which were effective between October 1, 1999 and September 30, 2002, and February 1, 2001 and December 31, 2002, respectively, to determine the efficacy of competitive bidding for certain durable medical equipment (“DME”), under which Medicare reimbursements for certain items are reduced between 19% and 34% from the current fee schedules (the Company participated to some extent in both pilot projects). At expiration, the DME items reverted to normal Medicare fees and procedures, although the Bush administration has announced that it intends to expand competitive bidding on a national basis, building on these two pilot projects that yielded savings to Medicare. The United States House of Representatives recently passed a bill that includes provisions for a national competitive bidding program for durable medical equipment, including home oxygen equipment. The United States Senate has recently considered three separate bills that include some provision for national competitive bidding. At the present time, the Senate has not voted on any of these three bills under consideration. The Company cannot predict at this time the outcome of proposed legislation related to a national competitive bidding program or the financial impact of such a program on the Company’s business, if it should become law.

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

      Health care law is an area of extensive and dynamic regulatory oversight. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement from government and other third-party payors. There can be no assurance that federal, state, or local governments will not impose additional standards or change existing standards or interpretations.

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

      The government has broad authority and discretion in enforcing applicable laws and regulations; therefore, the scope and outcome of any such investigations, inquiries, or legal actions cannot be predicted. There can be no assurance that federal, state or local governments will not impose additional regulations upon the Company’s activities nor that the Company’s past activities will not be found to have violated some of the governing laws and regulations. Any such regulatory changes or findings of violations of laws could adversely affect the Company’s business and financial position, and could even result in the exclusion of the Company from participating in Medicare, Medicaid, and other contracts for goods or services reimbursed by the government.

      Legal Proceedings. All of the civil legal proceedings against the Company were stayed by the bankruptcy filing. The following is a summary of the Company’s material legal proceedings that existed as of the bankruptcy filing.

      On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3.0 million in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4.0 million, together with interest on this amount, in installments due at various times until March, 2006. The Company also agreed to pay the relator’s attorneys fees and expenses. The Company’s Plan of Reorganization proposes that the Company will timely pay all amounts owed in accordance with the Government Settlement. The Company has reserved $4,246,000 for its future obligations of principal and interest pursuant to the Government Settlement. The Government Settlement does not resolve the relator’s claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend against these claims.

      The Company also was named as a defendant in two other False Claims Act cases. In each of those cases, the DOJ declined to intervene and both cases were subsequently dismissed in March 2001. The first of these cases, United States ex rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on motion of the Company on March 9, 2001. The appeal of that dismissal was argued in November 2001; however, in December 2001 the Court of Appeals for the Eleventh Circuit dismissed the appeal on jurisdictional grounds and returned the case to the trial court. In January 2002, one of the defendants filed a Motion for Reconsideration with the Court of Appeals, and the Court of Appeals denied the motion on July 10, 2002. On August 5, 2002 the

Company filed a Notice of Bankruptcy which stays the proceedings as to the Company. Mr. Corsello’s qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The other case, United States ex rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison’s own motion on March 22, 2001. Since that date, the Company has not been served with any additional papers in this case. Mr. Hutchison’s qui tam complaint alleged that the Company and numerous other unrelated defendants filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary.

      The Company was also informed in May 2001 that the United States is investigating its conduct during periods after December 31, 1998, and the Company believes that this investigation was prompted by another qui tam complaint against the Company under the False Claims Act. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones investigated by the government in connection with the False Claims Act case covered by the Government Settlement discussed above. The Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998.

      There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to billed claims that are found to be improper, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $4.0 million reserve discussed above which relates to the settled government investigation, the Company has not recorded any reserves related to the unsettled government investigations. The outcome of any pending lawsuits or future settlements could have a material adverse effect on the Company.

Risk Factors

      This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.

      Bankruptcy Proceeding. The Debtors filed voluntary petitions for relief under the U.S. Bankruptcy Code on July 31, 2002. The Debtors are currently operating as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. The Debtors and the Official Committee of Unsecured Creditors jointly proposed the Second Amended Joint Plan of Reorganization that, among other terms, proposed paying all creditors of the Debtors in full and allowing the stockholders of the Company to retain their ownership interest. However, there can be no assurance that the proposed plan will be approved with these proposed terms or at all. Furthermore, the Debtors are subject to a number of uncertainties while operating its business during bankruptcy proceedings including maintaining its relationships with vendors, referral sources, business partners, employees, and patients. If the proposed plan is approved, the

Company’s future results of operations will be subject to the business risks associated with the Company’s operations and the markets in which it operates as described in “Risk Factors-Business Risks.” See Note 2 “Proceedings Under Chapter 11 of the Bankruptcy Code” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

      Business Risks

      Substantial Leverage. The Company maintains a significant amount of debt. Indebtedness under the Bank Credit Facility totaled approximately $275.4 million as of July 31, 2002, the date the Chapter 11 proceedings commenced. The Lenders have asserted that additional sums are due that will increase their claims to in excess of $280.0 million. If a plan of reorganization is not approved and confirmed that extends the payment terms for this debt, other outcomes likely would have a material adverse effect on the current shareholders of the Company and also could have a material adverse effect on the Company or its business prospects. If the proposed plan is approved, a substantial portion of its cash flow from operations will be dedicated to repaying debt. Although the Company believes it will generate sufficient cash flow from operations to meet its obligations, if it cannot, the inability to pay debt would likely have a material adverse effect on the Company. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions or competitive pressures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

      Medicare Reimbursement for Oxygen Therapy and Other Services. The Company has been affected by previous cuts in Medicare reimbursement rates for oxygen therapy and other services. Additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company could occur. Reimbursement reductions already implemented have materially adversely affected the Company’s revenues and net income, and any such future reductions could have a similar material adverse effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Medicare Reimbursement for Oxygen Therapy Services.”

      Dependence on Reimbursement by Third-Party Payors. For the year ended December 31, 2002, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 52%, 10% and 38%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

      Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as DSO of 61 days as of December 31, 2002. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

      Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payors. There can be no assurance that the Company is in compliance with all applicable existing laws and regulations or that the Company will be able to comply with any new laws or regulations that may be enacted in the future. Changes in applicable laws, any failure by the Company to comply with existing or future laws, regulations or standards, or discovery of past regulatory noncompliance by the Company could have a material adverse effect on the Company’s results of operations, financial condition, business or prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation.”

      Government Investigations and Federal False Claims Act Cases. In addition to the regulatory initiatives mentioned above, the OIG has received funding to expand and intensify its auditing of the health care industry in an effort to better detect and remedy errors in Medicare and Medicaid billing. The Company has reason to believe a qui tam complaint has been filed against the Company under the False Claims Act alleging violations of law occurring after December 31, 1998. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones alleged in the 2001 settlement of another False Claims Act case. The Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998. There can be no assurances as to the final outcome of the pending False Claims Act lawsuits or any lawsuits that may be filed in the future. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of any of the pending lawsuits could have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation.”

      Liquidity. Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company’s common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, between September 1, 1999 and September 30, 2002, trading of the Company’s common stock was conducted on the over-the-counter market (“OTC”) or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board using the Company’s current trading symbol, AHOM. Because the Company was unable to timely file its Form 10-Q for the quarter ended September 30, 2002, the Company’s common stock has traded only in the “pink sheets” since that date. While the Company intends to seek to have its common stock again traded on the OTC, there can be no assurance that it will be able to obtain that result. As a result, the liquidity of the Company’s common stock and its price have been adversely affected, which may limit the Company’s ability to raise additional capital and the ability of shareholders to sell their shares.

      Role of Managed Care. As managed care assumes an increasingly significant role in markets in which the Company operates, the Company’s success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue to experience downward pressure as a result of payors’ efforts to contain or reduce the costs of health care by increasing case management review of services and negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, it will experience declining profitability, unless the Company also decreases its cost for providing services and increases higher margin services.

      Health Care Initiatives. The health care industry continues to undergo dramatic changes influenced in larger part by federal legislative initiatives. Under the Bush administration, new federal health care initiatives may be launched. For example, adding a prescription drug benefit to Medicare, a patient’s bill of rights, providing an array of protections for managed care patients, and changes to Medicare funding are a few of the initiatives currently under discussion. There can be no assurance that these or other federal legislative and regulatory initiatives will not be adopted in the future. It is also possible that proposed federal legislation will include language that provides incentives to further encourage Medicare recipients to shift to Medicare at-risk managed care programs, potentially limiting patient access to, and reimbursement for, products and services provided by the Company. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of government health care programs or initiatives will not have a material adverse effect on the Company.

      HIPAA Compliance. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: (1) Privacy Standards have a compliance date of April 14, 2003; (2) Transactions and Code Sets Standards required compliance by October 16, 2002 except as extended by one year to October 16, 2003 for providers that filed a compliance extension form by October 15, 2002; and (3) Security Standards which are yet to be published in final form and therefore have no compliance date. The Company has filed its compliance extension form and is actively pursuing its strategies toward compliance with the final Privacy Standards and Transaction and Code Sets Standards. The Company’s HIPAA compliance plan will require modifications to existing information management systems and physical security mechanisms, and may require additional personnel as well as extensive training of existing personnel, the full cost of which has not yet been determined. The Company cannot predict the impact that final regulations, when fully implemented, will have on its operations.

      Ability to Attract and Retain Management. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. Although there has been no material adverse impact to date from the Bankruptcy Filing, the Company’s Bankruptcy Filing and current financial results, among other factors, may limit the Company’s ability to attract and retain qualified personnel, which in turn could adversely affect profitability.

      Competition. The home health care market is highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. Some of the Company’s present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company. In addition, there are relatively few barriers to entry in the local markets served by the Company, and it encounters substantial competition from new market entrants. The Company’s competitors may attempt to use the Bankruptcy Filing to convince referral sources and patients to use the Company less frequently or not at all.

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

ITEM 2.      PROPERTIES

      As of December 31, 2002, the Company’s corporate headquarters occupied approximately 29,000 square feet leased in the Parklane Building, Maryland Farms, Brentwood, Tennessee. The Company entered into an amended lease effective January 1, 2003 that reduced this leased space to 12,000 square feet. The amended lease has a base monthly rent of $41,000 and expires in January 2009.

      The Company owns a center in Waterloo, Iowa, which consists of approximately 35,000 square feet and owns a 50% interest in its center in Little Rock, Arkansas, which consists of approximately 15,000 square feet. Under the terms of the Amended Credit Agreement, the Company was required to sell its wholly owned real estate by December 31, 2001 or grant mortgages on the real estate to the Lenders. The Company sold its previously owned real estate in Tallahassee, Florida and North Charleston, South Carolina through sale-leaseback transactions in the fourth quarter of 2001. These transactions generated cash proceeds of $1.0 million which were remitted as payment on the Bank Credit Facility. The Company also sold its 75% interest in unimproved property in Columbia, South Carolina (which consisted of approximately one acre) in the second quarter of 2002. This transaction generated cash proceeds of $0.2 million which were remitted as payment on the Bank Credit Facility. The Company is attempting to sell its property in Waterloo, Iowa.

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

ITEM 3.      LEGAL PROCEEDINGS

      A description of the Chapter 11 cases is set forth in Note 2 to the Company’s condensed consolidated financial statements contained in this Report and are incorporated herein by reference. All of the civil legal proceedings against the Company were stayed by the Bankruptcy Filing. A summary of the Company’s material legal proceedings that existed as of the Bankruptcy Filing is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation – Legal Proceedings.”

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      None.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The common stock of the Company was traded on the Nasdaq National Market System under the designation AHOM until September 1, 1999. Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company’s common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, trading of the Company’s common stock was conducted on the over-the-counter market (“OTC”) or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board using the trading symbol, AHOM, until the Company was unable to timely file its Form 10-Q for the quarter ended September 30, 2002. Since then, the Company’s common stock has traded in the “pink sheets” under the trading symbol AHOM. While the Company intends to seek to have its common stock again traded on the OTC, there can be no assurance that it will be able to obtain that result. The following table sets forth representative bid quotations of the common stock for each quarter of calendar years 2002 and 2001. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. See “Business — Risk Factors – Liquidity.”

	Bid Quotations

Fiscal Period	High	Low

2002 1st Quarter	$.90	$.40
2002 2nd Quarter	$.78	$.25
2002 3rd Quarter	$.40	$.17
2002 4th Quarter	$.40	$.10

2001 1st Quarter	$1.31	$.16
2001 2nd Quarter	$1.13	$.22
2001 3rd Quarter	$1.70	$.60
2001 4th Quarter	$1.02	$.62

      On March 24, 2003, there were 1,759 holders of record of the common stock and the closing bid quotation for the common stock was $0.28 per share.

      The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. See –“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

      Information regarding the Company’s equity compensation plans is incorporated by reference to the Company’s definitive proxy statement (“Proxy Statement”) for its 2003 annual meeting of stockholders.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

Financial Statements Presented and Derivation of Information

      As discussed in Note 15 of the consolidated financial statements, the 2001 consolidated financial statements have been restated. The following selected financial data below is derived from the audited financial statements of the Company and should be read in conjunction with those statements, including the related notes thereto. The addition of new operations through acquisitions in 1998, the dissolution of joint ventures in 1999 and 2000, the sales of non-core assets in 2001 and 2002, the bankruptcy filing in 2002, and the cumulative effect of change in accounting principle in 2002 affect the comparability of the financial data presented.

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2002	2001(1)	2000	1999	1998

	(dollars in thousands, except per share data)
Income Statement Data:
Revenues	$319,797	$348,190	$358,071	$357,277	$399,327
Cost of sales and related services	63,528	78,884	85,473	90,142	98,166
Cost of rentals and other revenues, including rental equipment depreciation expense	34,976	35,239	39,146	39,681	40,160
Operating expenses	180,854	192,862	200,570	209,737	218,646
General and administrative expenses	16,239	15,693	15,823	13,895	22,262
Earnings from joint ventures	(4,590)	(4,759)	(5,301)	(303)	(4,541)
Depreciation, excluding rental equipment, and amortization expense	4,075	10,776	11,480	14,282	15,568
Amortization of deferred financing costs	1,779	3,082	2,517	1,778	548
Interest expense	11,869	28,800	31,929	28,659	24,249
(Gain) loss on sales of assets of centers	(667)	55	—	—	—
Restructuring	—	—	—	(1,450)	(3,614)
Goodwill impairment	—	—	—	40,271	37,805
Provision for litigation settlement	—	—	7,500	—	—
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	818	—	—	—	—

Total expenses	308,881	360,632	389,137	436,692	449,249

Income (loss) from operations before reorganization items, income taxes and cumulative effect of change in accounting principle	10,916	(12,442)	(31,066)	(79,415)	(49,922)
Reorganization items	5,497	—	—	—	—
(Benefit from) provision for income taxes	(1,912)	450	600	20,445	(10,944)

Income (loss) before cumulative effect of change in principle	7,331	(12,892)	(31,666)	(99,860)	(38,978)
Cumulative effect of change in accounting principle	(68,485)	—	—	—	—

Net loss	$(61,154)	$(12,892)	$(31,666)	$(99,860)	$(38,978)

Income (loss) before cumulative effect of change in accounting principle per share — basic	$0.45	$(0.79)	$(2.01)	$(6.55)	$(2.60)

Income (loss) before cumulative effect of change in accounting principle per share — diluted	$0.39	$(0.79)	$(2.01)	$(6.55)	$(2.60)

Net loss per share – basic	$(3.74)	$(0.79)	$(2.01)	$(6.55)	$(2.60)

Net loss per share – diluted	$(3.29)	$(0.79)	$(2.01)	$(6.55)	$(2.60)

Weighted average shares outstanding – basic	16,358,000	16,251,000	15,783,000	15,236,000	14,986,000
Weighted average shares outstanding – diluted	18,607,000	16,251,000	15,783,000	15,236,000	14,986,000

	Year Ended December 31,

	2002		2001(1)	2000	1999	1998

	(dollars in thousands)
Balance Sheet Data:
Working capital (deficit)	$67,055		$(240,436)	$(240,437)	$60,530	$99,115
Total assets	290,493		347,040	378,514	424,000	531,892
Total debt and capital leases, including current portion	280,765	(2)	283,696	299,152	315,422	323,942
Liabilities subject to compromise	307,829		—	—	—	—
Shareholders’ (deficit) equity	(47,594)		13,549	26,239	56,988	156,499

(1)	As Restated, See Note 15 to the Consolidated Financial Statements

(2)	Excluding adequate protection payments of $8.0 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “may,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the Company’s bankruptcy filing, the proposed plan of reorganization, operation of the Company during bankruptcy proceedings and thereafter, the final resolution of such proceedings, the Company’s business strategy, operations, cost savings initiatives, future compliance with accounting standards, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations, legislative proposals for health care reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and changes in reimbursement policies. Such statements are not guarantees of future performance and are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. The forward-looking statements are made as of the date of this Annual Report on Form 10-K and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

OVERVIEW

     Subsequent to the issuance of the Company’s 2001 consolidated financial statements, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct and as a result, the Company has restated its 2001 consolidated financial statements. See Note 15 to the consolidated financial statements for a summary of the significant effects of the restatement. The following discussion and analysis gives effect to the restatement.

General

     The Company provides home health care services and products to patients through its 285 centers in 35 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors.

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

     Prior to 1998, the Company had significantly expanded its operations through a combination of acquisitions of home health care companies, development of joint ventures and strategic alliances with health care delivery systems, as well as internal growth. In 1998, the Company purposefully slowed its acquisition activity compared to prior years to focus on existing operations. The Company has not acquired any home health care businesses or developed any new joint ventures since 1998. During 1999 and 2000, the Company converted several of its previously 50% owned joint ventures to wholly-owned operations as a result of the withdrawal of the hospital partners from the partnerships. The Company sold various assets during 2001 and used $12.7 million in proceeds to pay debt under the Bank Credit Facility in 2001. In March 2002, the Company sold the assets of an unprofitable infusion business and nursing agency for $1.3 million in cash and used the proceeds to pay down the Bank Credit Facility.

     The Company’s strategy for 2002 was to maintain a diversified offering of home health care services reflective of its current business mix. Respiratory services will remain a primary focus along with home medical equipment rental and enteral nutrition products and services.

Reimbursement Changes

     In January 2001, federal legislation was signed into law that provided for a one-time increase, beginning July 1, 2001, in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the CPI. The Company estimates that as a result of the change in Medicare reimbursement rates, revenue and pre-tax income increased by approximately $1.0 million over the third and fourth quarters of 2001 and increased revenue and pre-tax income by approximately $1.0 million for the year ended December 31, 2002. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Pursuant to promulgation of an interim final rule to be effective February 11, 2003, CMS will also have “inherent reasonableness” authority to modify payment rates for all Medicare Part B items and services by as much as 15% per year without industry consultation, publication or public comment, if the rates are determined to be “grossly excessive” or “grossly deficient.” Therefore, the Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. See “Business – Revenues and Collections” and “Business — Risk Factors – Government Regulation.”

Bankruptcy Proceedings

     On July 31, 2002, the Debtors filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. These cases (the “Chapter 11 Cases”) have been consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. Pleadings in these cases may be viewed at the Court’s website, www.tnmb.uscourts.gov. On January 2, 2003, the Company filed its Second Amended Joint

Plan of Reorganization (the “Plan”), proposed by the Company and the Official Committee of Unsecured Creditors appointed by the Office of the United States Trustee in the Chapter 11 Cases. A Disclosure Statement, the purpose of which is to enable creditors entitled to vote on the Plan to make an informed decision before exercising their right to vote, accompanied the Plan and was also filed on January 2, 2003. The hearing before the Bankruptcy Court on confirmation of the Plan has been set for April 23, 2003. The filing was prompted by the impending December 31, 2002 maturity of the Company’s Bank Credit Facility.

     The Debtors are currently operating as debtors-in-possession under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court. The Company has not sought to obtain debtor-in-possession secured financing (“DIP Financing”) and currently does not intend to do so. Rather, the Company has operated using cash flow and cash on hand to fund day-to-day operations during the bankruptcy process, which is consistent with its operations since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. At December 31, 2002 the Company had cash and cash equivalents of approximately $22.8 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.” The Bankruptcy Filing should have no impact on the Company’s existing joint ventures with unrelated parties, and the Company currently does not anticipate that any other subsidiary or affiliate of the Company will file a voluntary petition for relief.

     On October 15, 2002, the Company, the Lenders and the unsecured creditors filed an agreed order with the Bankruptcy Court authorizing the use of cash collateral and granting adequate protection payments to the Lenders. This order authorizes the Company to use cash collateral, but it contains certain restrictions on the Company’s ability to make cash disbursements. The Company is authorized to use cash collateral solely for the following purposes: (i) to make cash disbursements as set forth in a cash forecast prepared by the Company, not to exceed 5% in any four week rolling period; (ii) to pay fees required by the Office of the United States Trustee; (iii) to make adequate protection payments to the Lenders; and (iv) to replace or increase certain letters of credit. The Company agreed to make adequate protection payments to the Lenders of $1.6 million per month beginning with the month of August 2002, subject to maintaining a required minimum cash balance of $12.0 million plus the amount necessary to fund incentive bonuses that will come due through March 31, 2003, as well as any amounts necessary to replace or increase letters of credit. An initial payment totaling $3.2 million for August and September 2002, in the aggregate, was made on October 15, 2002, and additional adequate protection payments have been paid on the 15th of each successive month. All payments due to the Lenders in connection with the cash collateral usage have been timely made through and including the payment due March 15, 2003. The application of such payments is subject to further order of the Bankruptcy Court and the Bankruptcy Court may recharacterize the application of any payment regardless of how characterized by the Lenders.

     The accompanying consolidated financial statements have been prepared on a going concern basis and in accordance with SOP 90-7. Accordingly, these consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. All pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current in the consolidated balance sheets. Revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are reported separately as reorganization items. Cash used for reorganization items is disclosed separately in the consolidated statements of cash flows.

     Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding under the Bank Credit Facility, the Government Settlement (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation – Legal Proceedings”), and capital leases, and also include accounts payable, accrued interest, amounts accrued for future lease rejections, professional fees related to the reorganization, and other accrued expenses. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, and other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

     The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition liabilities, including wages and benefits of employees, reimbursement of employee business expenses, insurance costs, medical directors fees, utilities and patient refunds in the ordinary course of business. The Company is also authorized to pay pre-petition liabilities to certain vendors providing critical goods and services, provided these payments do not exceed a predetermined amount. As a debtor-in-possession, the Company also has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The parties affected by these rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures. Any such damages resulting from lease rejections will be treated as general unsecured claims in the reorganization.

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are as follows:

Pre-petition accounts payable	$20,790,000
State income taxes payable	394,000
Other accruals	5,198,000
Accrued interest	1,286,000
Accrued professional fees related to reorganization	1,818,000
Accrual for future lease rejection damages	1,317,000
Other long-term debt and liabilities	2,075,000
Government settlement, including interest	4,246,000
Bank credit facility	278,705,000
Adequate protection payments	(8,000,000)

Total liabilities subject to compromise	$307,829,000

     Reorganization items represent expenses that are incurred or realized by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. These items are comprised of the following:

Write-off of deferred financing costs	$1,615,000
Provision for future lease rejection damages	1,353,000
Professional and other fees	2,529,000

Total reorganization items	$5,497,000

Critical Accounting Policies

     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its critical accounting policies and estimates.

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

     Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the credit worthiness and collectibility of amounts due from its patients. Approximately 62% of the Company’s 2002 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

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

     The Company recognizes revenues at the time services are performed. As such, a portion of patient receivables consists of unbilled receivables for which the Company has provided the service or equipment but has not obtained all of the necessary medical documentation. The Company calculates its allowance for doubtful accounts based upon the type of receivable (billed or unbilled) as well as the age of the receivable. As a receivable balance ages, an increasingly larger allowance is recorded for the receivable. All billed receivables over one year old and all unbilled receivables over 180 days old are fully reserved. Management believes that the recorded allowance for doubtful accounts is adequate and that historical collections substantiate the percentages at which amounts are reserved. However, the Company is subject to loss to the extent uncollectible receivables exceed its allowance for doubtful accounts. If the Company were to experience a deterioration in the aging of its accounts receivable due to disruptions or a slow down in cash collections, the Company’s allowance for doubtful accounts and bad debt expense would likely increase from current levels. Conversely, an improvement in the Company’s cash collection trends and in its receivable aging would likely result in a decrease in both the allowance for doubtful accounts and bad debt expense.

     Inventory Valuation Reserves and Cost of Sales Recognition. Inventories represent goods and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory at estimated amounts on an interim basis based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. Any resulting adjustment from these physical counts is charged to cost of sales. The reserve established by management for the valuation of inventory consists of reserves for incorrect cost of sales percentage estimates, inaccurate counts, obsolete and slow moving items and reserves for specific inventory. The reserves are based on a percentage of gross sales, a percentage of inventory or an amount for specifically identified inventory items. Management believes the reserve is adequate to absorb currently estimated reductions in the account balance. The Company is subject to loss for unrecorded inventory adjustments in excess of its recorded inventory reserves.

     Rental Equipment Reserves. Rental equipment is rented to patients for use in their homes and is depreciated over the equipment’s estimated useful life. On an annual basis, the Company performs physical counts of specifically identified rental equipment at each center and reconciles all specifically identified rental assets to internal billing reports. Any resulting adjustment for unlocated equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for outdated or obsolete equipment. Management records a reserve for potentially lost, broken, or obsolete rental equipment based upon historical adjustment amounts and believes the recorded rental reserve is adequate. The Company is subject to loss for unrecorded adjustments in excess of its recorded rental equipment reserves.

     Valuation of Long-lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), management evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management utilizes estimated undiscounted future cash flows to determine if an impairment exists. When this analysis indicates an impairment exists, the amount of loss is determined based upon a comparison of estimated fair value with the carrying value of the asset. While management believes that the estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the evaluations.

     Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets acquired. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company was required to adopt the provisions of this statement effective January 1, 2002. SFAS No. 142 requires that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, goodwill and intangible assets with indefinite lives are required to be tested for impairment on an annual basis and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected September 30, 2002 as our annual testing date. The Company recorded goodwill amortization expense of $5.6 million in 2001 and ceased amortizing goodwill effective January 1, 2002.

     Upon adoption of SFAS No. 142, goodwill was tested for impairment by comparing the fair value of goodwill to the carrying value of goodwill. The fair value was determined using a combination of analyses which included discounted cash flow calculations, market multiples and other market information. Key assumptions used in these estimates include projected operating results, discount rates and peer market multiples. The implied fair value of goodwill did not support the carrying value of goodwill primarily due to the Company’s highly leveraged capital structure, which resulted in impairment of $68.5 million. This impairment charge was recorded as a cumulative effect of change in accounting principle in the first quarter of 2002. There was no tax effect on the impairment loss due to the fact that the majority of the related goodwill was non-tax deductible and because of the Company’s federal net operating loss position.

     Self Insurance. Self-insurance reserves primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance and employee health insurance. The Company is insured for workers’ compensation but retains the first $250,000 of each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2002 and 2001, as such coverage was not available, and maintained annual aggregate stop loss coverage of $1.5 million for 2000. Judgments used in determining the self-insurance reserves related to workers’ compensation include loss development factors, frequency of claims and severity of claims. The estimated liability for workers’ compensation claims totaled approximately $3.3 million and $3.2 million as of December 31, 2002 and 2001, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

     The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage of $1.0 million for 2002. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2002, had unlimited lifetime reimbursements for 2001, and were limited to maximum lifetime reimbursements of $1.0 million per person for medical claims and $1.0 million per person for mental illness and drug and alcohol abuse claims for 2000. The estimated liability for health insurance claims totaled approximately $1.8 million and $1.9 million as of December 31, 2002 and 2001, respectively. The Company reviews health insurance trends and payment history and maintains a reserve for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims. Judgments used in determining the self-insurance reserves related to health insurance include assessing historical paid claims; average lags between the claims’ incurred dates, reported dates and paid dates; the frequency of claims; and the severity of claims.

     Management continually analyzes its reserves for incurred but not reported claims related to its self-insurance programs and believes these reserves to be adequate. However, significant judgment is involved in assessing these reserves, and the Company is at risk for differences between actual settlement amounts and recorded reserves, and any resulting adjustments are included in expense once a probable amount is known.

RESULTS OF OPERATIONS

Summary of Statement of Operations Reporting

     The Company reports its revenues as follows: (i) sales and related services revenues; and (ii) rentals and other revenues. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Cost of rentals and other revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen tanks, rent expense for leased equipment, and rental equipment depreciation expense, and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, division and area management expenses, selling costs, occupancy costs, billing center costs, provision for doubtful accounts and other operating costs. General and administrative expenses include corporate and senior management expenses. The majority of the Company’s hospital joint ventures are not consolidated for financial statement reporting purposes. Earnings from hospital joint ventures represent the Company’s equity in earnings from unconsolidated hospital joint ventures and management and administrative fees from unconsolidated hospital joint ventures.

     The following table and related discussion set forth items from the Company’s consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,

	2002	2001	2000

Revenues	100%	100%	100%
Cost of sales and related services	20	23	24
Cost of rentals and other revenues, including rental equipment depreciation expense	11	10	11
Operating expenses	56	55	56
General and administrative expense	5	5	4
Earnings from joint ventures	(1)	(1)	(1)
Depreciation, excluding rental equipment, and amortization expense	1	3	3
Amortization of deferred financing costs	1	1	1
Interest expense	4	8	9
Provision for litigation settlement	—	—	2
(Gain) loss on sales of assets of centers	—	—	—
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	—	—	—

Total expenses	97	104	109

Income (loss) from operations before reorganization items, income taxes and cumulative effect of change in accounting principle	3	(4)	(9)
Reorganization items	2	—	—
Benefit from income taxes	(1)	—	—
Cumulative effect of change in accounting principle	21	—	—

Net loss	(19)%	(4)%	(9)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues. Revenues decreased from $348.2 million in 2001 to $319.8 million in 2002, a decrease of $28.4 million, or 8%. During 2001, the Company sold the assets of three infusion centers, two respiratory and home medical equipment centers, and all of its rehab centers, in addition to the sale of substantially all of the assets of one infusion center during the first quarter of 2002. As a result of these asset sales, revenues were negatively impacted by $33.4 million for the year ended 2002. Without these asset sales, revenue for the current year would have increased by $5.0 million or 1.4% compared to last year. Following is a discussion of the components of revenues:

     Sales and Related Services Revenues. Sales and related services revenues decreased from $163.6 million in 2001 to $137.7 million in 2002, a decrease of $25.9 million, or 16%. The 2001 sales of assets of three infusion centers, two respiratory and home medical equipment centers, and all of the rehab centers, as well as the sale of the assets of an infusion center during the first quarter of 2002, negatively impacted sales in 2002 by approximately $31.8 million.

     Rentals and Other Revenues. Rentals and other revenues decreased from $184.6 million in 2001 to $182.1 million in 2002, a decrease of $2.5 million, or 1%. The 2001 sales of two respiratory and home medical equipment centers negatively impacted rental revenue in 2002 by approximately $1.6 million.

     Cost of Sales and Related Services. Cost of sales and related services decreased from $78.9 million in 2001 to $63.5 million in 2002, a decrease of $15.4 million, or 20%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 48.2% for 2001 to 46.1% for 2002. This decrease is primarily attributable to the sales of the infusion centers and the rehab centers, which contributed lower margins.

     Cost of Rentals and Other Revenues. Cost of rentals and other revenues decreased from $35.2 million in 2001 to $35.0 million in 2002, a decrease of $0.2 million, or 1%. As a percentage of rentals and other revenues, cost of rentals and other revenues remained constant at 19% for 2001 and 2002.

     Operating Expenses. Operating expenses decreased from $192.9 million in 2001 to $180.9 million in 2002, a decrease of $12.0 million, or 6%. This decrease is attributable to reduced operating expense as a result of the sales of certain centers during 2001 and the first quarter of 2002 as well as a $4.4 million reduction in bad debt expense. Bad debt expense as a percentage of net revenue decreased from 4.5% for 2001 to 3.6% for 2002.

     General and Administrative Expenses. General and administrative expenses increased from $15.7 million in 2001 to $16.2 million in 2002, an increase of $0.5 million, or 3%. This increase is attributable to higher personnel expenses, rent expense, and consulting fees. As a percentage of revenues, general and administrative expenses were 4.5% for 2001 and 5.1% for 2002.

     Earnings from Joint Ventures. Earnings from Joint Ventures decreased slightly from $4.8 million in 2001 to $4.6 million in 2002, a decrease of $0.2 million, or 4%.

     Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $10.8 million in 2001 to $4.1 million in 2002, a decrease of $6.7 million, or 62%. Effective January 1, 2002 the Company adopted the provisions of SFAS No. 142 and accordingly, ceased the amortization of its goodwill. Amortization expense related to goodwill was $5.6 million for 2001. The remaining decrease is primarily attributable to certain property and equipment becoming fully depreciated.

     Amortization of Deferred Financing Costs. Amortization of deferred financing costs decreased from $3.1 million in 2001 to $1.8 million in 2002, a decrease of $1.3 million, or 42%. This decrease is primarily attributable to the cessation of finance cost amortization and the accelerated write-off of deferred financing costs to reorganization items as of July 31, 2002 as a result of the Bankruptcy Filing.

     Interest. Interest expense decreased from $28.8 million in 2001 to $11.9 million in 2002, a decrease of $16.9 million, or 59%. This decrease is attributable to reductions in the prime borrowing rate and reduced principal amounts outstanding as well as the Company ceasing to record provisions for interest as of the July 31, 2002 Chapter 11 filing date.

     (Gain) Loss on Sales of Assets of Centers. In the first quarter of 2002, the Company recorded a gain of $0.7 million on the sale of the assets of an infusion business and nursing agency. During 2001, the Company recorded a loss of $2.7 million on the sale of assets of its rehab centers, a gain of $0.1 million on the sale of assets of a respiratory and HME center and a gain of $2.5 million on the sale of the assets of an infusion center.

     Chapter 11 Financial Advisory Expenses Incurred Prior to Filing Bankruptcy. During 2002, the Company incurred $818,000 related to financial advisory and legal services in preparation of a possible Chapter 11 filing due to the Company’s December 2002 debt maturity. No such fees were incurred in 2001.

     Reorganization Items. During 2002, the Company incurred certain expenses totaling $5.5 million as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. These expenses are comprised of write-off of deferred financing costs, provision for future lease rejection damages, and professional and other fees.

     (Benefit from) Provision for Income Taxes. The (benefit from) provision for income taxes decreased from $0.5 million in 2001 to $(1.9) million in 2002. The benefit recorded in 2002 was the result of the enactment of the Job Creation and Workers Assistance Act of 2002. This act provides the Company with the ability to carryback additional net operating losses.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues. Revenues decreased from $358.1 million in 2000 to $348.2 million in 2001, a decrease of $9.9 million, or 3%. The termination of a services contract in January 2001, the sale of two unprofitable infusion centers in April 2001, the sale of an unprofitable respiratory and home medical equipment center in July 2001, the sale of the rehab centers in September 2001 and the sales of an infusion center and an unprofitable respiratory and home medical equipment center in December 2001 negatively impacted revenues by approximately $17.5 million during 2001. Revenues also decreased in 2001 by approximately $1.6 million as a result of the loss of patients from a dissolved joint venture to a new service provider. These revenue decreases were partially offset by additional revenues associated with the consolidation of six previously 50% owned joint ventures beginning in the second quarter of 2000 and revenue growth resulting from the Company’s sales and marketing initiatives during 2001.

     Sales and Related Services Revenues. Sales and related services revenues decreased from $171.7 million in 2000 to $163.6 million in 2001, a decrease of $8.1 million, or 5%. This decrease is attributable to approximately $7.8 million in lost sales revenues related to a January 1, 2001 services contract termination, and $8.4 million in lost sales revenues due to the sale of two unprofitable infusion centers in April 2001, the sale of an unprofitable respiratory and home medical center in July 2001, the sale of the rehab centers in September 2001 and the sales of an infusion center and an unprofitable respiratory and home medical equipment center in December 2001. These decreases were partially offset by additional sales revenues of approximately $1.1 million from the accounting consolidation of six of the Company’s previously 50% owned joint ventures and increased sales as a result of the Company’s sales and marketing initiatives.

     Rentals and Other Revenues. Rentals and other revenues decreased from $186.4 million in 2000 to $184.6 million in 2001, a decrease of $1.8 million, or 1%. This decrease is primarily attributable to an approximate $1.5 million decline in rental revenues as a result of the loss of patients from a dissolved joint venture to a new service provider and approximately $1.3 million in lost rentals from the sale of assets of centers in 2001. These revenue decreases were partially offset by an increase in rentals and other revenues from the consolidation of six previously owned joint ventures in 2000.

     Cost of Sales and Related Services. Cost of sales and related services decreased from $85.5 million in 2000 to $78.9 million in 2001, a decrease of $6.6 million, or 8%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 50% for 2000 to 48% for 2001. This decrease is attributable to the September 2001 sale of the rehab centers which contributed lower margins, and the Company’s reassessment of required reserve levels due to improved operating techniques and reduced inventory exposure at the end of 2001.

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

     Operating Expenses. Operating expenses decreased from $200.6 million in 2000 to $192.9 million in 2001, a decrease of $7.7 million, or 4%. This decrease is attributable to a $7.6 million reduction in bad debt expense, a $2.7 million reduction in operating expenses as a result of the sale of the rehab centers, and a reduction in workers’ compensation insurance expense due to improvement in claims experience. These decreases were offset somewhat by additional operating expenses from the accounting consolidation of six of the Company’s previously 50% owned joint ventures.

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

     General and Administrative Expenses. General and administrative expenses decreased from $15.8 million in 2000 to $15.7 million in 2001, a decrease of $0.1 million, or 1%. This decrease is attributable to lower consulting and legal fees offset by higher personnel expenses as a result of billing center initiatives, corporate compliance activities and increased marketing efforts. As a percentage of revenues, general and administrative expenses were 5% for 2000 and 2001, respectively.

     Earnings from Joint Ventures. Earnings from Joint Ventures decreased from $5.3 million in 2000 to $4.8 million in 2001, a decrease of $0.5 million or 9%. This decrease is attributable to the consolidation of six previously owned joint ventures beginning in the second quarter of 2000.

     Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $11.5 million in 2000 to $10.8 million in 2001, a decrease of $0.7 million, or 6%. This decrease is attributable to certain property and equipment becoming fully depreciated, and other intangibles becoming fully amortized.

     Amortization of Deferred Financing Costs. Amortization of deferred financing costs increased from $2.5 million in 2000 to $3.1 million in 2001, an increase of $0.6 million, or 24%. This increase is primarily attributable to additional deferred financing costs associated with amendments to the Credit Agreement.

     Interest. Interest expense decreased from $31.9 million in 2000 to $28.8 million in 2001, a decrease of $3.1 million, or 10%. This decrease is attributable to reductions in the prime borrowing rate and lower principal amounts outstanding.

     (Gain) Loss on Sales of Assets of Centers. During 2001, the Company recorded a loss of $2.7 million on the sale of assets of its rehab centers, a gain of $0.1 million on the sale of assets of a respiratory and HME center and a gain of $2.5 million on the sale of the assets of an infusion center.

     Provision for Income Taxes. The provision for income taxes decreased from $0.6 million in 2000 to $0.5 million in 2001. This decrease is due to reduced state income taxes paid in 2001 versus 2000.

Liquidity and Capital Resources

     At December 31, 2002, the Company had current assets of $97.2 million and current liabilities of $30.2 million, resulting in working capital of $67.1 million and current ratio of 3.2x as compared to a working capital deficit of $240.4 million and a current ratio of 0.3x at December 31, 2001.

     On July 31, 2002, the Debtors filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. These cases have been consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. Pleadings in these cases may be viewed at the Court’s website, www.tnmb.uscourts.gov. On January 2, 2003, the Debtors filed the Plan, proposed by the Debtors and the Official Committee of Unsecured Creditors appointed by the Office of the United States Trustee in the Chapter 11 Cases. A Disclosure Statement, the purpose of which is to enable creditors entitled to vote on the Plan to make an informed decision before exercising their right to vote, accompanied the Plan and was also filed on January 2, 2003. The hearing before the Bankruptcy Court on confirmation of the Plan has been set for April 23, 2003. The filing was prompted by the impending December 31, 2002 maturity of the Company’s Bank Credit Facility. Over the last several years, the Company unsuccessfully attempted to reach a long-term agreement to restructure its Bank Credit Facility outside of court, but this restructuring has not been possible, primarily due to the diversity of its large lender group, which is largely comprised of non-traditional participants. Therefore, the Company determined that filing for protection under Chapter 11 of the Bankruptcy Code was in the best interests of all constituents.

     The Company is currently operating as a “debtor-in-possession” under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court. The Company has not sought to obtain debtor-in-possession secured financing (“DIP Financing”) and currently does not intend to do so. Rather, the Company intends to continue using cash flow and cash on hand to fund day-to-day operations during the bankruptcy process, which is consistent with its operations since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. The Company has not experienced to date a material negative impact on its operations due to the Bankruptcy Filing and has been successful to date in funding operations from internally generated cash flow. The Bankruptcy Filing should have no impact on the Company’s existing joint ventures with unrelated parties, and the Company currently does not anticipate that any other subsidiary or affiliate of the Company will file a voluntary petition for relief.

     On October 15, 2002, the Company, the Lenders and the unsecured creditors filed an agreed order with the Bankruptcy Court authorizing the use of cash collateral and granting adequate protection payments to the Lenders. This order authorizes the Company to use cash collateral, but provides certain restrictions on the Company’s ability to make cash disbursements. The Company is authorized to use cash collateral solely for the following purposes: (i) to make cash disbursements as set forth in a cash forecast prepared by the Company, not to exceed 5% in any four week rolling period; (ii) to pay fees required by the Office of the United States Trustee; (iii) to make adequate protection payments to the Lenders; and (iv) to replace or increase certain letters of credit. The Company agreed to make adequate protection payments to the Lenders of $1,600,000 per month beginning with the month of August 2002, subject to maintaining a required minimum cash balance of $12,000,000 plus the amount necessary to fund incentive bonuses that will come due through March 31, 2003, as well as any amounts necessary to replace or increase letters of credit. An initial payment totaling $3,200,000 for August and September 2002, in the aggregate, was made on October 15, 2002, and additional adequate protection payments have been paid on the 15th of each successive month. All payments due to the Lenders in connection with the cash collateral usage have been timely made through and including the payment due March 15, 2003. The application of such payments is subject to further order of the

Bankruptcy Court and the Bankruptcy Court may recharacterize the application of any payment regardless of how characterized by the Company or the Lenders.

     As of December 31, 2002, the Company had made adequate protection payments to the Lenders totaling $6.4 million and had reserved $1.6 million for the December 2002 payment due and paid on January 15, 2003. The Bankruptcy Court will determine the ultimate application of such payments. Indebtedness pursuant to the Bank Credit Facility as of December 31, 2002 totals approximately $278.7 million (which includes $3.3 million relating to letters of credit drawn by the beneficiaries, but excludes application of adequate protection payments totaling $8.0 million).

     The Company is the borrower under the Bank Credit Facility between the Company and Deutsche Bank Trust Company, successor to Bankers Trust Company, as agent for the Lenders. The Company’s breach of several of the financial covenants in the Fourth Amended and Restated Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to not be in compliance with certain covenants of the Fourth Amended and Restated Credit Agreement. On June 8, 2001, the Company entered into the Amended Credit Agreement that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contained a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a Balloon Payment of $281.5 million on December 31, 2002. As of April 14, 2003, the Company has paid the $11.6 million principal payment due on March 31, 2002 as well as the $1.0 million principal payment due on June 30, 2002, $0.6 million of the $1.0 million principal payment due on September 30, 2002, and $5.3 million of the Balloon Payment due on December 31, 2002. The Bankruptcy Filing stayed all remaining payments required by Amended Credit Agreement. These early payments of 2002 principal were generated from operational cash flows, from the sales of assets of centers, from the sales of the Company’s wholly-owned real estate and from the collection of patient receivables associated with the asset sales. Cash flows from operations were not sufficient to pay the debt upon at its current maturity on December 31, 2002. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal, then the Company’s ability to make the Balloon Payment is contingent upon obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. Additional sources of funds may be required and there can be no assurance that the Company will be able to obtain additional funds on terms acceptable to the Company or at all. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company’s excess cash flow and from the proceeds of the Company’s sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the Company’s assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of April 14, 2003, totals $278.7 million (which includes $3.3 million relating to letters of credit drawn by the beneficiaries, but excludes application of adequate protection payments totaling $8.0 million).

     The Amended Credit Agreement further provided for the payment to the lenders of certain fees. These fees included a restructuring fee of $1.2 million (paid on the effective date of the Amended Credit Agreement), and $200,000 paid on December 31, 2001, March 31, 2002 and June 30, 2002. A restructuring fee of $459,000 payable on September 30, 2002 is currently classified as a liability subject to compromise in the accompanying consolidated balance sheet as of December 31, 2002. In addition, the Company has an obligation to pay the agent an annual administrative fee of $75,000 and an annual fee of 0.50% of the average monthly outstanding indebtedness on each anniversary of the Amended Credit Agreement. The last such payment of annual fees was made by the Company in June 2002.

     The Amended Credit Agreement contains various financial covenants, the most restrictive of which relate to measurements of EBITDA (as defined in the Amended Credit Agreement), leverage, interest coverage ratios, and collections of accounts receivable. The Amended Credit Agreement also contains provisions for periodic reporting.

     The Amended Credit Agreement also contains restrictions, including requiring certain prepayments, which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company is not permitted to make acquisitions or investments in joint ventures without the consent of Lenders holding a majority of the lending commitments under the Bank Credit Facility. In addition, proceeds of all of the Company’s accounts receivable are transferred daily into a bank account at PNC Bank, N.A. which, under the terms of a Concentration Bank Agreement, requires that all amounts in excess of $3.0 million be transferred to an account at Deutsche Bank Trust Company in the Company’s name. Upon occurrence of an event of default under the Amended Credit Agreement, the Lenders have the right to instruct PNC Bank, N.A. and Deutsche Bank Trust Company to cease honoring any drafts under the accounts and apply all amounts in the bank accounts against the indebtedness owed to the Lenders.

     Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company is also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times adjusted EBITDA, as defined by the Amended Credit Agreement. For the seven months ended July 31, 2002 and for the year ended December 31, 2001, the weighted average borrowing rate was 7.3% and 10.1%, respectively. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest would be payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit

Agreement and the Company no longer would have the right to designate the Adjusted Eurodollar Rate plus the applicable margin as the applicable interest rate.

     The Company was required to issue effective March 31, 2001, warrants to the Lenders representing 19.999% of the Common Stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of Common Stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable during the period commencing June 1, 2001 and ending May 31, 2011, and the remaining fifty percent are exercisable during the period commencing September 30, 2001 and ending September 29, 2011. The exercise price of the warrants is $0.01 per share. As of April 14, 2003, these warrants have not been exercised.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $61,154,000, $12,892,000 and $31,666,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and has a shareholders’ deficit of $47,594,000 at December 31, 2002. As discussed above, the Company has substantial debt balances, which, pursuant to the Amended Credit Agreement were due on December 31, 2002. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The accompanying consolidated financial statements have been prepared on a going concern basis and in accordance with SOP 90-7. Accordingly, these consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. All pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current in the consolidated balance sheets. Revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are reported separately as Reorganization Items. Cash used for reorganization items is disclosed separately in the consolidated statements of cash flows.

     Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding under the Bank Credit Facility, the Government Settlement, capital leases, and also include accounts payable, accrued interest, amounts accrued for future lease rejections, professional fees related to the reorganization, and other accrued expenses. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, and other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

     The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition liabilities, including wages and benefits of employees, reimbursement of employee business expenses, insurance costs, medical directors fees, utilities and patient refunds in the ordinary course of business. The Company is also authorized to pay pre-petition liabilities to vendors providing critical goods and services provided these amounts do not exceed a predetermined target. As a debtor-in-possession, the Company also has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The parties affected by these rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures. Any such damages resulting from lease rejections are treated as general unsecured claims in the reorganization.

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are as follows:

Pre-petition accounts payable	$20,790,000
State income taxes payable	394,000
Other accruals	5,198,000
Accrued interest	1,286,000
Accrued professional fees related to reorganization	1,818,000
Accrual for future lease rejection damages	1,317,000
Other long-term debt and liabilities	2,075,000
Government settlement, including interest	4,246,000
Bank credit facility	278,705,000
Adequate protection payments	(8,000,000)

Total liabilities subject to compromise	$307,829,000

     Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. These items are comprised of the following:

Write-off of deferred financing costs	$1,615,000
Provision for future lease rejection damages	1,353,000
Professional and other fees	2,529,000

Total reorganization items	$5,497,000

     The Company’s principal cash requirements are for working capital, capital expenditures and debt service. The Company has met and intends to continue to meet these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles.

     Management intends to improve financial performance through stabilizing and increasing profitable revenues, decreasing and controlling expenses and improving accounts receivable performance. Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in its proposed Plan of Reorganization. However, as with all projections, there can be no guarantee that management’s projections will be achieved. The Bankruptcy Filing and the related uncertainties could disrupt operations and could negatively affect the Company’s business, financial condition, results of operations and cash flows. See “Risk Factors.” The Company has taken a number of steps designed to minimize any such disruptions including requesting critical vendor status for certain vendors, communicating with other vendors regarding ongoing operations, requesting Bankruptcy Court permission to assume certain executory contracts, seeking approval of a Key Employee Retention Plan, establishing an employee communication program regarding the Bankruptcy Filing and related issues, and communicating with referral sources and patients as needed. The consolidated financial statements do not include any adjustments related to the recoverability of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern. The uncertainty regarding the outcome of the Bankruptcy Filing may impair the Company’s ability to receive trade credit from its vendors and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

     The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses) and debt amortization determined by the outcome of the Chapter 11 Cases. In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $54.2 million and $60.1 million at December 31, 2002 and 2001, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 61 and 68 days at December 31, 2002 and 2001, respectively. The Company’s level of DSO and net patient receivables reflect the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

     Net cash provided by operating activities increased from $24.6 million in 2001 to $51.1 million in 2002, an increase of $26.5 million. This increase is primarily due to improved operating performance as well as the Company’s July 31, 2002, Chapter 11 filing, in which all actions to collect pre-petition indebtedness and other contractual obligations against the Company are stayed.

Net cash used in investing activities increased from $7.3 million in 2001 to $23.1 million in 2002, an increase of $15.8 million, and primarily relates to 2001 proceeds of $11.1 million from the sales of assets of centers. Additions to property and equipment, net increased from $19.6 million in 2001 to $27.1 million in 2002, an increase of $7.5 million. Net cash used in financing activities decreased from $20.2 million in 2001 to $14.3 million in 2002, a decrease of $5.9 million. The cash used in financing activities for 2001 and 2002 primarily relates to principal payments, deferred financing costs, and adequate protection payments in 2002. At December 31, 2002, the Company had cash and cash equivalents of approximately $22.8 million.

Contractual Obligations and Commercial Commitments

     The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company:

	Payments Due by Period (in thousands)

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Obligations:
Long-Term Debt	$280,313	$279,630	$117	$91	$475
Capital Lease Obligations	482	346	136	—	—
Operating Leases	35,433	12,477	18,454	3,577	925
Other Long-Term Obligations	4,000	—	2,000	2,000	—

Total Contractual Obligations	$320,228	$292,453	$20,707	$5,668	$1,400

Long-term debt is comprised primarily of the Bank Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Capital leases consist primarily of leases of office equipment.

Operating leases are noncancelable leases on certain land, vehicles, buildings and equipment.

Other long-term liabilities is comprised solely of the Government Settlement. See “Business-Government Regulation – Enforcement Activities.”

Amount of Commitment Expiration Per Period
(in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Other Commercial Commitments:
Guarantees	$—	$—	$—	$—	$—
Standby Letters of Credit	—	—	—	—	—

Total Commercial Commitments	$—	$—	$—	$—	$—

     Until December 2002, the Company had in place three letters of credit totaling $3.4 million securing obligations with respect to its workers’ compensation self-insurance program and its equipment under operating leases. These previous standby letters of credit expired in December 2002. Draws were taken on the Bank Credit Facility totaling $3.3 million to satisfy these capital needs.

Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company adopted SFAS No. 141 effective July 1, 2001. See “Critical Accounting Policies – Goodwill and Other Intangibles” for disclosure of the impact of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the future adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company’s January 1, 2002 adoption of SFAS No. 144 did not have a material impact on its financial position or results of operations.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “ Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also makes several technical corrections and clarifications to other existing authoritative pronouncements. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company’s adoption of the provisions of SFAS No. 145 which were effective for transactions after May 15, 2002 did not have a material effect on its financial statements. The Company adopted the remaining provisions of SFAS No. 145 on January 1, 2003. The Company’s adoption of SFAS No. 145 did not have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between SFAS No. 146 and Issue 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The Company’s adoption of SFAS No. 146 did not have a material impact on its financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for financial statements for annual and interim periods beginning after December 15, 2002. The disclosures required by this Statement are included in

Note 4 to the Consolidated Financial Statements. The Company is currently assessing the three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation included in this Statement.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). This Interpretation requires guarantors to account at fair value for and disclose certain types of guarantees. The Interpretation’s disclosure requirements are effective for the Company’s year ended December 31, 2002; the Interpretation’s accounting requirements are effective for guarantees issued or modified after December 31, 2002. As of December 31, 2002, the Company does not have any guarantees which would require disclosure and the adoption of this Interpretation did not have an effect on its financial position, results of operations or disclosures for the year ended December 31, 2002.

     In January, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This Interpretation requires consolidation of variable interest entities (“VIE”) (formerly referred to as “special purpose entities”) if certain conditions are met. The Interpretation applies immediately to VIE’s created after January 31, 2003, and to variable interests obtained in VIE’s after January 31, 2003. The Company currently does not have any VIE’s. Effective with the quarter beginning July 1, 2003, the Interpretation applies also to VIE’s created or variable interests obtained in VIE’s before January 31, 2003. The Company does not expect the adoption of the remaining provisions of this Interpretation to have a material effect on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company’s Bank Credit Facility used a floating interest rate. The proposed plan of reorganization proposes a fixed interest rate. The related risk is dependent on the final resolution of the bankruptcy proceedings. As of December 31, 2002, the Company had outstanding borrowings of approximately $278.7 million. In the event that interest rates associated with the Bank Credit Facility were to continue to be applicable and were to change 10%, the impact on future cash flows would be approximately $1.3 million for fiscal year 2003. Interest expense associated with other debts would not materially impact the Company as most other interest rates are fixed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements are contained on pages 68 through 117 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed a current report on Form 8-K on July 5, 2002, announcing that, on June 19, 2002, the Board of Directors of the Company decided, upon the recommendation of its Audit Committee, to dismiss its principal independent accountants, Arthur Andersen LLP (“Andersen”). This termination became effective July 3, 2002. On August 14, 2002, the Company filed a current report on Form 8-K indicating that the Company’s Board of Directors had approved the engagement of Deloitte & Touche LLP (“Deloitte”) as the Company’s principal independent accountants, subject to the approval of the Bankruptcy Court. On October 21, 2002, the Bankruptcy Court approved the appointment of Deloitte as the Company’s principal independent accountants.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive officers of the Company is incorporated by reference to the Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     Executive compensation information is incorporated by reference to the Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The equity compensation plan information and the security ownership of certain beneficial owners and management information are incorporated by reference to the Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions of the Company is incorporated by reference to the Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Shareholders of the Company.

ITEM 14. CONTROLS AND PROCEDURES

     Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are adequate. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial statements and schedules of the Company required to be included in Part II, Item 8 are listed below.

Financial Statements	Form 10-K Pages

Independent Auditors’ Report	F-68
Consolidated Balance Sheets, December 31, 2002 and 2001 (as restated)	F-70 – F-71
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 (as restated), and 2000	F-72 – F-73
Consolidated Statements of Shareholders’ (Deficit) Equity for the Years Ended December 31, 2002, 2001 (as restated), and 2000	F-74
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 (as restated), and 2000	F-75 – F-76
Notes to Consolidated Financial Statements	F-77 – F-117

Financial Statement Schedules

Independent Auditors’ Report	S-1
Schedule I Condensed Financial Information of Registrant(1)
Schedule II Valuation and Qualifying Accounts	S-2
Schedule III Real Estate and Accumulated Depreciation(2)
Schedule IV Mortgage Loans on Real Estate(2)
Schedule V Supplemental Information Concerning Property-Casualty Insurance Operations(2)

(1)	Omitted because test for inclusion was not met.

(2)	Omitted because schedule not applicable to Company.

Exhibits

     The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the financial statement schedules.

Reports on Form 8-K during the last quarter of the year ended December 31, 2002.

     None.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN HOMEPATIENT, INC

/s/ JOSEPH F. FURLONG, III Joseph F. Furlong, III, President, Chief Executive Officer and Director

/s/ MARILYN A. O’HARA Marilyn A. O’Hara Executive Vice President and Chief Financial Officer

Date: April 15, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henry T. Blackstock Henry T. Blackstock	Director	April 15, 2003

/s/ Joseph F. Furlong, III Joseph F. Furlong, III	Director, President, and Chief Executive Officer	April 15, 2003

/s/ Donald R. Millard Donald R. Millard	Director	April 15, 2003

/s/ Marilyn A. O’Hara Marilyn A. O’Hara	Chief Financial Officer and Chief Accounting Officer	April 15, 2003

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

     I, Joseph F. Furlong, III, certify that:

1.     I have reviewed this annual report on Form 10-K of American HomePatient, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Joseph F. Furlong, III Joseph F. Furlong, III Chief Executive Officer

CERTIFICATION

     I, Marilyn A. O’Hara, certify that:

1.     I have reviewed this annual report on Form 10-K of American HomePatient, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Marilyn A. O’Hara Marilyn A. O’Hara Chief Financial Officer

American HomePatient, Inc. and Subsidiaries

Consolidated Financial Statements
As of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 (As restated)
Together with Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
American HomePatient, Inc.
Brentwood, Tennessee

We have audited the accompanying consolidated balance sheets of American HomePatient, Inc. and subsidiaries (the “Company”) (Debtor-in-Possession) as of December 31, 2002 and 2001, and the related statements of operations, shareholders’ (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements as of December 31, 2000 and for the year then ended, before the inclusion of the disclosures discussed in Note 16 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern in their report dated February 18, 2002 (except with respect to the matters discussed in Note 15, as to which the date is March 19, 2002). Those auditors reported on such financial statements prior to the restatement referred to below.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 financial statements present fairly, in all material respects, the financial position of American HomePatient, Inc, and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the Company’s financial statements as of December 31, 2000 and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 16, those financial statements have been revised to: (a) include additional disclosure of the components of operating expenses, (b) include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which was adopted by the Company as of January 1, 2002 and (c) comply with the disclosure provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”), which is effective for financial statements for fiscal years ending after December 15, 2002. Our audit procedures with respect to the disclosure of bad debt expense described in Note 16 included (1) comparing the previously reported operating expenses to previously issued 2000 financial statements, (2) comparing the provision for bad debts to previously issued 2000 schedules on valuation and qualifying accounts, and (3) testing the mathematical accuracy of the underlying analysis. Our audit procedures with respect to the transitional disclosures required by SFAS No. 142 included (1) comparing the previously reported net loss to the previously issued 2000 financial statements and comparing the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized, deferred credits related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized as a result of initially applying SFAS No. 142 (including any related tax effects) to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss for 2000 and the related loss-per-share amounts. Our audit procedures with respect to complying with SFAS No. 148, included (1) comparing the previously reported net loss to the previously issued 2000 financial statements and pro forma net loss after stock-based compensation to previously issued 2000 financial statements and (2) testing the mathematical accuracy of the disclosure. In our opinion, such revisions have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such revisions and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

As discussed in Note 15, the accompanying 2001 consolidated financial statements have been restated. As discussed in Note 4, the Company adopted SFAS No. 142 effective January 1, 2002.

As discussed in Note 2, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company’s recurring net losses, shareholders’ deficit and its inability to satisfy its obligations under the Amended Credit Agreement raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
March 20, 2003

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

ASSETS	2002	2001

		(As restated, see
		Note 15)
CURRENT ASSETS:
Cash and cash equivalents	$22,827,000	$9,129,000
Restricted cash	67,000	265,000
Accounts receivable, less allowance for doubtful accounts of $22,991,000 and $32,152,000, respectively	55,437,000	62,154,000
Inventories, net of inventory reserves of $583,000 and $1,191,000, respectively	16,565,000	14,001,000
Prepaid expenses and other current assets	2,276,000	1,582,000

Total current assets	97,172,000	87,131,000

PROPERTY AND EQUIPMENT, at cost:	171,021,000	172,626,000
Less accumulated depreciation and amortization	(120,594,000)	(125,538,000)

Property and equipment, net	50,427,000	47,088,000

OTHER ASSETS:
Goodwill, net of accumulated amortization of $31,400,000 and $31,400,000, respectively	121,214,000	189,699,000
Investment in joint ventures	9,815,000	9,450,000
Deferred financing costs, net of accumulated amortization of $0 and $9,518,000, respectively	—	3,383,000
Other assets	12,315,000	10,289,000

Total other assets	143,344,000	212,821,000

TOTAL ASSETS	$290,943,000	$347,040,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

(Continued)

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	2002	2001

		(As restated, see
		Note 15)
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$—	$282,554,000
Accounts payable	13,267,000	19,819,000
Other payables	1,637,000	2,600,000
Accrued expenses:
Payroll and related benefits	7,759,000	8,054,000
Interest	—	2,231,000
Insurance, including self-insurance reserves	5,829,000	5,229,000
Other	1,625,000	7,080,000

Total current liabilities	30,117,000	327,567,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	—	1,142,000
Minority interest	470,000	458,000
Other noncurrent liabilities	121,000	4,324,000

Total noncurrent liabilities	591,000	5,924,000

LIABILITIES SUBJECT TO COMPROMISE	307,829,000	—
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $.01 par value; authorized, 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 16,367,000 and 16,327,000 shares, respectively	164,000	163,000
Paid-in capital	173,985,000	173,975,000
Accumulated deficit	(221,743,000)	(160,589,000)

Total shareholders’ (deficit) equity	(47,594,000)	13,549,000

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$290,943,000	$347,040,000

(Concluded)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

		(As restated, see
		Note 15)
REVENUES:
Sales and related service revenues	$137,679,000	$163,637,000	$171,685,000
Rentals and other revenues	182,118,000	184,553,000	186,386,000

Total revenues	319,797,000	348,190,000	358,071,000

EXPENSES:
Cost of sales and related services	63,528,000	78,884,000	85,473,000
Cost of rentals and other revenues, including rental equipment depreciation of $19,687,000, $20,932,000 and $25,641,000, respectively	34,976,000	35,239,000	39,146,000
Operating, including bad debt expense of $11,437,000, $15,813,000 and $23,449,000, respectively	180,854,000	192,862,000	200,570,000
General and administrative	16,239,000	15,693,000	15,823,000
Earnings from joint ventures	(4,590,000)	(4,759,000)	(5,301,000)
Depreciation, excluding rental equipment, and amortization	4,075,000	10,776,000	11,480,000
Amortization of deferred financing costs	1,779,000	3,082,000	2,517,000
Interest (excluding post-petition interest of $12,836,000 for the year ended December 31, 2002)	11,869,000	28,800,000	31,929,000
Provision for litigation settlement	—	—	7,500,000
(Gain) loss on sales of assets of centers	(667,000)	55,000	—
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	818,000	—	—

Total expenses	308,881,000	360,632,000	389,137,000

INCOME (LOSS) FROM OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	10,916,000	(12,442,000)	(31,066,000)
REORGANIZATION ITEMS	5,497,000	—	—

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,419,000	(12,442,000)	(31,066,000)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1,912,000)	450,000	600,000

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	7,331,000	(12,892,000)	(31,666,000)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE WITH NO RELATED TAX EFFECT	(68,485,000)	—	—

NET LOSS	$(61,154,000)	$(12,892,000)	$(31,666,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Continued)

	2002	2001	2000

INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
-BASIC	$0.45	$(0.79)	$(2.01)

-DILUTED	$0.39	$(0.79)	$(2.01)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE:
-BASIC	$(4.19)	$—	$—

-DILUTED	$(3.68)	$—	$—

NET LOSS PER COMMON SHARE:
-BASIC	$(3.74)	(0.79)	$(2.01)

-DILUTED	$(3.29)	$(0.79)	$(2.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
-BASIC	16,358,000	16,251,000	15,783,000

-DILUTED	18,607,000	16,251,000	15,783,000

(Concluded)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 1999	15,160,000	$152,000	$172,867,000	$(116,031,000)	$56,988,000

Issuance of shares to management	385,000	4,000	62,000	—	66,000
Issuance of shares through employee stock purchase plan	311,000	3,000	162,000	—	165,000
Fair value of stock warrants issued to lenders	—	—	686,000	—	686,000
Net loss	—	—	—	(31,666,000)	(31,666,000)

BALANCE, December 31, 2000	15,856,000	159,000	173,777,000	(147,697,000)	26,239,000
Issuance of shares through employee stock purchase plan	471,000	4,000	198,000	—	202,000
Net loss (As restated, see Note 15)	—	—	—	(12,892,000)	(12,892,000)

BALANCE, December 31, 2001 (As restated, see Note 15)	16,327,000	163,000	173,975,000	(160,589,000)	13,549,000
Issuance of shares through exercise of employee stock options	40,000	1,000	10,000	—	11,000
Net loss	—	—	—	(61,154,000)	(61,154,000)

BALANCE, December 31, 2002	16,367,000	$164,000	$173,985,000	$(221,743,000)	$(47,594,000)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

		(As restated, see
		Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,154,000)	$(12,892,000)	$(31,666,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	68,485,000	—	—
Depreciation and amortization	23,762,000	31,708,000	37,121,000
Amortization of deferred financing costs	1,779,000	3,082,000	2,517,000
Equity in earnings of unconsolidated joint ventures	(2,597,000)	(2,713,000)	(2,462,000)
Minority interest	309,000	318,000	395,000
(Gain) loss on sales of assets of centers	(667,000)	55,000	—
Reorganization items	5,497,000	—	—
Reorganization items paid	(747,000)	—	—
Change in assets and liabilities, net of dispositions and acquisitions:
Accounts receivable, net	6,212,000	8,132,000	3,898,000
Inventories	(2,835,000)	(1,374,000)	1,399,000
Prepaid expenses and other current assets	(727,000)	(94,000)	(510,000)
Accounts payable, other payables and accrued expenses	16,063,000	(2,382,000)	(1,248,000)
Other assets and liabilities	(2,247,000)	772,000	4,446,000

Net cash provided by operating activities	51,133,000	24,612,000	13,890,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets of centers	1,805,000	11,100,000	—
Additions to property and equipment, net	(27,132,000)	(19,608,000)	(17,811,000)
Distributions and loan payments from unconsolidated joint ventures, net	2,232,000	1,181,000	3,997,000
Proceeds from joint venture dissolutions	—	—	781,000

Net cash used in investing activities	(23,095,000)	(7,327,000)	(13,033,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(Continued)

	2002	2001	2000

		(As restated, see
		Note 15)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	(297,000)	(322,000)	(250,000)
Deferred financing costs	(11,000)	(3,196,000)	(1,398,000)
Proceeds from long-term debt	—	—	377,000
Principal payments on long-term debt and capital leases	(6,241,000)	(16,835,000)	(15,680,000)
Adequate protection payments	(8,000,000)	—	—
Proceeds from exercise of employee stock options	11,000	—	—
Restricted cash	198,000	(86,000)	(179,000)
Proceeds from employee stock purchase plan	—	202,000	165,000
Proceeds from sale of stock, net of issuance costs	—	—	66,000

Net cash used in financing activities	(14,340,000)	(20,237,000)	(16,899,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,698,000	(2,952,000)	(16,042,000)
CASH AND CASH EQUIVALENTS, beginning of year	9,129,000	12,081,000	28,123,000

CASH AND CASH EQUIVALENTS, end of year	$22,827,000	$9,129,000	$12,081,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$12,568,000	$28,317,000	$30,761,000

Cash payments of income taxes	$542,000	$2,422,000	$453,000

NON-CASH FINANCING ACTIVITIES:
Office equipment capital leases	$—	$1,379,000	$-

Draws made on Bank Credit Facility to fund expired letters of credit (See Note 9)	$3,310,000	$—	$-

(Concluded)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.     ORGANIZATION AND BACKGROUND

American HomePatient, Inc. and subsidiaries (the “Company” or “American HomePatient”) is a health care services company engaged in the provision of home health care services. The Company’s home health care services are comprised of the rental and sale of home medical equipment and home health care supplies, and the provision of infusion therapies and respiratory therapies. As of December 31, 2002, the Company provides these services to patients in the home through 285 centers in 35 states.

2.     PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). These cases (the “Chapter 11 Cases”) have been consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. Pleadings in these cases may be viewed at the Court’s website, . On January 2, 2003, the Debtors filed its Second Amended Joint Plan of Reorganization (the “Plan”), proposed by the Debtors and the Official Committee of Unsecured Creditors appointed by the Office of the United States Trustee in the Chapter 11 Cases. A Disclosure Statement, the purpose of which is to enable creditors entitled to vote on the Plan to make an informed decision before exercising their right to vote, accompanied the Plan and was also filed on January 2, 2003. The hearing before the Bankruptcy Court on confirmation of the Plan has been set for April 23, 2003. The filing was prompted by the impending December 31, 2002 maturity of a credit facility (the “Bank Credit Facility”) evidenced by a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) between the Company and Bank of Montreal, as agent for a syndicate of lenders (the “Lenders”). Indebtedness under the Bank Credit Facility as of December 31, 2002 totals $278,705,000 (which excludes adequate protection payments totaling $8,000,000).

The Debtors are currently operating their business as debtors-in-possession under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court. The Company has not sought to obtain debtor-in-possession secured financing (“DIP Financing”) and currently does not intend to do so. Rather, the Company has used and intends to continue using cash flow and cash on hand to fund day-to-day operations during the bankruptcy process, which is consistent with its operations since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. At December 31, 2002 the Company had cash and cash equivalents of approximately $22,827,000. The Bankruptcy Filing is not anticipated to have a material impact on the Company’s existing joint ventures with unrelated parties, and the Company currently does not anticipate that any other subsidiary or affiliate of the Company will file a voluntary petition for relief.

On October 15, 2002, the Company, the Lenders and the unsecured creditors filed an agreed order with the Bankruptcy Court authorizing the use of cash collateral and granting adequate protection payments to the Lenders. This order authorizes the Company to use cash collateral, but provides certain restrictions on the Company’s ability to make cash disbursements. The Company is authorized to use cash collateral solely for the following purposes: (i) to make cash disbursements as set forth in a cash forecast prepared by the Company, not to exceed 5% in any four week rolling period; (ii) to pay fees required by the Office of the United States Trustee; (iii) to make adequate protection payments to the Lenders; and (iv) to replace or increase certain letters of credit. The Company agreed to make adequate protection payments to the Lenders of $1,600,000 per month beginning with the month of August 2002, subject to maintaining a required minimum cash balance of $12,000,000 plus the amount necessary to fund incentive bonuses that came due through March 31, 2003, as well as any amounts necessary to replace or increase letters of credit. An initial payment totaling $3,200,000 for August and September 2002, in the aggregate, was made on October 15, 2002, and additional adequate protection payments have been paid on the 15th of each successive month. All payments due to the Lenders in connection with the cash collateral usage have been made through and including the payment due March 15, 2003. The application of such payments is subject to further order of the Bankruptcy Court and the Bankruptcy Court may recharacterize the application of any payment regardless of how characterized by the Company or the Lenders.

The consolidated financial statements have been prepared on a going concern basis and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Accordingly, these consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. All pre-petition liabilities subject to compromise have been segregated in the consolidated December 31, 2002 balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current in the consolidated December 31, 2002 balance sheets. Revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are required to be reported separately as reorganization items. Cash used for reorganization items is disclosed separately in the consolidated statements of cash flows. Post-petition interest excluded from the statement of operations for the year ended December 31, 2002, of $12,836,000 represents the default rate of interest pursuant to the terms described in the Amended Credit Agreement.

Liabilities Subject to Compromise and Reorganization Items

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding Under the Bank Credit Facility, the Government Settlement (as defined in Note 10), and capital leases, and also include accounts payable, accrued interest, amounts accrued for future lease rejections, professional fees related to the reorganization, and other accrued expenses. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, and other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition liabilities, including wages and benefits of employees, reimbursement of employee business expenses, insurance costs, medical directors fees, utilities and patient refunds in the ordinary course of business. The Company is also authorized to pay pre-petition liabilities to certain vendors providing critical goods and services, provided these payments do not exceed a predetermined amount. As a debtor-in-possession, the Company also has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The parties affected by these rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures. Any such damages resulting from lease rejections will be treated as general unsecured claims in the reorganization.

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are as follows at December 31, 2002:

Pre-petition accounts payable	$20,790,000
State income taxes payable	394,000
Other accruals	5,198,000
Accrued interest	1,286,000
Accrued professional fees related to reorganization	1,818,000
Accrual for future lease rejection damages	1,317,000
Other long-term debt and liabilities	2,075,000
Government settlement, including interest	4,246,000
Bank credit facility	278,705,000
Adequate protection payments	(8,000,000)

Total liabilities subject to compromise	$307,829,000

Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. These items are comprised of the following during the year ended December 31, 2002:

Write-off of deferred financing costs	$1,615,000
Provision for future lease rejection damages	1,353,000
Professional and other fees	2,529,000

Total reorganization items	$5,497,000

Debtor and Non-Debtor Financial Statements

The Debtors filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The joint ventures (both consolidated and non-consolidated) are not part of the Bankruptcy Filing.

In accordance with SOP 90-7, the Company is presenting the following condensed combining financial statements as of and for the year ended December 31, 2002:

American HomePatient, Inc. and Subsidiaries
Condensed Combining Balance Sheets as of December 31, 2002
(unaudited)

	Debtors	Non-Debtors	Combined

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,770,000	$57,000	$22,827,000
Restricted cash	67,000	—	67,000
Accounts receivable, less allowance for doubtful accounts	55,032,000	405,000	55,437,000
Inventories, net of inventory reserves	16,466,000	99,000	16,565,000
Prepaid expenses and other current assets	2,276,000	—	2,276,000

Total current assets	96,611,000	561,000	97,172,000

PROPERTY AND EQUIPMENT, at cost:	169,631,000	1,390,000	171,021,000
Less accumulated depreciation and amortization	(119,780,000)	(814,000)	(120,594,000)

Property and equipment, net	49,851,000	576,000	50,427,000

OTHER ASSETS:
Goodwill, net of accumulated amortization	121,214,000	—	121,214,000
Investment in joint ventures	475,000	9,340,000	9,815,000
Other assets	12,315,000	—	12,315,000

Total other assets	134,004,000	9,340,000	143,344,000

TOTAL ASSETS	$280,466,000	$10,477,000	$290,943,000

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable	$13,267,000	$—	$13,267,000
Other payables	1,637,000	—	1,637,000
Accrued expenses:
Payroll and related benefits	7,719,000	40,000	7,759,000
Insurance, including self-insurance reserves	5,829,000	—	5,829,000
Other	1,625,000	—	1,625,000

Total current liabilities	30,077,000	40,000	30,117,000

NONCURRENT LIABILITIES:
Minority interest	—	470,000	470,000
Other noncurrent liabilities	121,000	—	121,000

Total noncurrent liabilities	121,000	470,000	591,000

LIABILITIES SUBJECT TO COMPROMISE:	307,829,000	—	307,829,000
SHAREHOLDERS’ (DEFICIT) EQUITY	(57,561,000)	9,967,000	(47,594,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$280,466,000	$10,477,000	$290,943,000

American HomePatient, Inc. and Subsidiaries
Condensed Combining Statements of Operations
for the Year Ended December 31, 2002
(unaudited)

	Debtors	Non-Debtors	Combined

REVENUES:
Sales and related service revenues	$136,884,000	$795,000	$137,679,000
Rentals and other revenues	179,961,000	2,157,000	182,118,000

Total revenues	316,845,000	2,952,000	319,797,000

EXPENSES:
Cost of sales and related services	63,127,000	401,000	63,528,000
Cost or rentals and other revenues, including rental equipment depreciation	34,613,000	363,000	34,976,000
Operating, including bad debt expense	179,394,000	1,460,000	180,854,000
General and administrative	16,239,000	—	16,239,000
Earnings from joint ventures	(2,831,000)	(1,759,000)	(4,590,000)
Depreciation, excluding rental equipment, and amortization	4,069,000	6,000	4,075,000
Amortization of deferred financing costs	1,779,000	—	1,779,000
Interest (excluding post petition interest)	11,869,000	—	11,869,000
Gain on sale of assets of center	(667,000)	—	(667,000)
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	818,000	—	818,000

Total expenses	308,410,000	471,000	308,881,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	8,435,000	2,481,000	10,916,000
REORGANIZATION ITEMS	5,497,000	—	5,497,000

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,938,000	2,481,000	5,419,000
BENEFIT FROM INCOME TAXES	1,912,000	—	1,912,000

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,850,000	2,481,000	7,331,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE WITH NO RELATED TAX EFFECT	(68,485,000)	—	(68,485,000)

NET (LOSS) INCOME	$(63,635,000)	$2,481,000	$(61,154,000)

American HomePatient, Inc. and Subsidiaries
Condensed Combining Statements of Cash Flows
for the Year Ended December 31, 2002
(unaudited)

	Debtors	Non-Debtors	Combined

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(63,635,000)	$2,481,000	$(61,154,000)
Adjustments to reconcile net (loss) income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Cumulative effect of changes in accounting principle	68,485,000	—	68,485,000
Depreciation and amortization	23,523,000	239,000	23,762,000
Amortization of deferred financing costs	1,779,000	—	1,779,000
Equity in earnings of unconsolidated joint ventures	(838,000)	(1,759,000)	(2,597,000)
Minority interest	—	309,000	309,000
Gain on sale of assets of center	(667,000)	—	(667,000)
Reorganization items	5,497,000	—	5,497,000
Reorganization items paid	(747,000)	—	(747,000)
Change in assets and liabilities, net of dispositions:
Accounts receivable, net	6,215,000	(3,000)	6,212,000
Inventories, net	(2,819,000)	(16,000)	(2,835,000)
Prepaid expenses and other current assets	(728,000)	1,000	(727,000)
Accounts payable, other payables and accrued expenses	16,054,000	9,000	16,063,000
Other assets and liabilities	(2,247,000)	—	(2,247,000)

Net cash provided by operating activities	49,872,000	1,261,000	51,133,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets of center	1,805,000	—	1,805,000
Additions to property and equipment, net	(26,918,000)	(214,000)	(27,132,000)
Distributions and loan payments from (advances to) unconsolidated joint ventures, net	2,964,000	(732,000)	2,232,000

Net cash used in investing activities	(22,149,000)	(946,000)	(23,095,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(11,000)	—	(11,000)
Distributions to minority interest owners	—	(297,000)	(297,000)
Principal payments on long-term debt and capital leases	(6,241,000)	—	(6,241,000)
Adequate protection payments	(8,000,000)	—	(8,000,000)
Proceeds from exercise of employee stock options	11,000	—	11,000
Restricted cash	198,000	—	198,000

Net cash used in financing activities	(14,043,000)	(297,000)	(14,340,000)

INCREASE IN CASH AND CASH EQUIVALENTS	13,680,000	18,000	13,698,000
CASH AND CASH EQUIVALENTS, beginning of year	9,090,000	39,000	9,129,000

CASH AND CASH EQUIVALENTS, end of year	$22,770,000	$57,000	$22,827,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$12,568,000	$—	$12,568,000

Cash payments of income taxes	$542,000	$—	$542,000

NON-CASH FINANCING ACTIVITIES:
Draws made on Bank Credit Facility to fund expired letters of credit	$3,310,000	$—	$3,310,000

3.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course business. The Company has incurred net losses of $61,154,000, $12,892,000 and $31,666,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and has a shareholders’ deficit of $47,594,000 at December 31, 2002. The Company has substantial debt balances related to the Amended Credit Agreement, of which $278,705,000 was due on or before December 31, 2002. There is currently no commitment as to how any such payment would be satisfied by the Company. This amount is included in liabilities subject to compromise as of December 31, 2002. See Note 2 for further information related to the Bankruptcy Filing. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

See Note 2 for a discussion of the Company’s proceedings under Chapter 11 of the Bankruptcy Code. Through the bankruptcy proceedings, the Company plans to extend the maturity on the Bank Credit Facility, reduce the related interest cost on such debt, and to pay all of its reported liabilities. Under this plan, the Company will continue to be highly leveraged and subject to substantial interest costs. In addition, the Company has plans to improve financial performance through consolidating operations, stabilizing and increasing profitable revenues, decreasing and controlling operating expenses and improving accounts receivable performance. The Company is unable to predict whether its bankruptcy plan will be accepted, or it will be able to successfully execute its operating plan after bankruptcy. If the Company is unable to successfully emerge from bankruptcy and continue to improve its operations, its financial position, results of operations and cash flows would be impacted adversely.

Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in its proposed Plan of Reorganization. However, as with all projections, there can be no guarantee that management’s projections will be achieved. The Bankruptcy Filing and the related uncertainties could disrupt operations and could negatively affect the Company’s business, financial condition, results of operations and cash flows. The Company has taken a number of steps designed to minimize any such disruptions including requesting critical vendor status for certain vendors, communicating with other vendors regarding ongoing operations, requesting Bankruptcy Court permission to assume certain executory contracts, seeking approval of a Key Employee Retention Plan, establishing an employee communication program regarding the Bankruptcy Filing and related issues, and communicating with referral sources and patients as needed. The uncertainty regarding the outcome of the Bankruptcy Filing may impair the Company’s ability to receive trade credit from its vendors and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

4.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenues

The Company’s principal business is the operation of home health care centers. Approximately 62%, 59% and 58% of the Company’s revenues in 2002, 2001 and 2000, respectively, are from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

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

The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,

	2002	2001	2000

Home respiratory therapy services	66%	60%	56%
Home infusion therapy services	14	17	19
Home medical equipment and medical supplies	20	23	25

Total	100%	100%	100%

Cash Equivalents

Cash equivalents consist of highly liquid investments that have an original maturity of less than three months.

Restricted Cash

Restricted cash consists of cash received from voluntary employee payroll deductions to be used solely for the Employee Stock Purchase plan, which was terminated in March 2002, as well as cash collateral held by the former agent for the Lenders relating to the expired standby letters of credit. See Note 9 for additional information related to the letters of credit. See Note 11 for additional information regarding the Employee Stock Purchase Plan.

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

Inventories

Inventories represent goods and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory at estimated amounts on an interim basis based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. Any resulting adjustment from these physical counts is charged to cost of sales. The reserve established by management for the valuation of inventory consists of reserves for incorrect cost of sales percentage estimates, inaccurate counts, obsolete and slow moving items and reserves for specific inventory. The reserves are based on a percentage of gross sales, a percentage of inventory or an amount for specifically identified inventory items. Management believes the current reserve is adequate to absorb estimated reductions in the account balance. The Company is subject to loss for unrecorded inventory adjustments in excess of its recorded inventory reserves.

Property and Equipment

Property and equipment are depreciated or amortized primarily using the straight-line method over the estimated useful lives of the assets for financial reporting purposes and the accelerated cost recovery method for income tax reporting purposes. Assets under capital leases are amortized over the lesser of the estimated useful life or the term of the lease for financial reporting purposes. The estimated useful lives are as follows: buildings and improvements, 25 years; rental equipment, 3-7 years; furniture, fixtures and equipment, 4-7 years; leasehold improvements, 5 years; and delivery equipment, 3 years. Depreciation expense includes the depreciation of equipment under capital leases.

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

In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying values of certain long-lived assets may be impaired, the Company projects the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the reported amounts are not expected to be recovered, such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimate based on valuation techniques available in the circumstances.

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company was required to adopt the provisions of this Statement effective January 1, 2002. SFAS No. 142 requires that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, goodwill and intangible assets with indefinite lives are required to be tested for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company selected September 30 as our annual testing date. The Company had unamortized goodwill of $189,699,000 as of the adoption date. The Company recorded goodwill amortization expense of $5,637,000 and $5,651,000 in 2001 and 2000, respectively, and ceased amortizing goodwill effective January 1, 2002.

Upon adoption of SFAS No. 142, the Company performed an initial impairment review of goodwill. Goodwill was tested for impairment by comparing the fair value of goodwill to the carrying value of goodwill. The fair value was determined using projected operating results and a combination of analyses which included discounted cash flow calculations, market multiples and other market information. Key assumptions used in these estimates include projected operating results, discount rates and peer market multiples. The implied fair value of goodwill did not support the carrying value of goodwill.

Based upon the results of the Company’s initial impairment tests, the Company recorded an impairment loss of $68,485,000 in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. There was no tax effect on the impairment loss because the majority of the related goodwill was non-tax deductible and because of the Company’s federal net operating loss position. The Company also conducted an impairment test as of September 2002 and concluded that the carrying value of goodwill did not exceed its fair value. The Company will conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing. Any subsequent impairment loss will be recognized as an operating expense in the Company’s consolidated statements of operations.

Changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001

Goodwill, net of accumulated amortization, beginning of year	$189,699,000	$197,491,000
Transitional impairment loss	(68,485,000)	—
Amortization expense for the year	—	7,792,000

Goodwill, net of accumulated amortization, end of year	$121,214,000	$189,699,000

The following table sets forth a reconciliation of income (loss) before cumulative effect of change in accounting principle, income (loss) before cumulative effect of change in accounting principle per share, net loss and net loss per share, assuming that SFAS No. 142 was applied during all periods presented.

	For the Years Ended December 31,

	2002	2001	2000

Income (loss) before cumulative effect of change in accounting principle:
As reported	7,331,000	(12,892,000)	(31,666,000)
Goodwill amortization	—	5,637,000	5,651,000

As adjusted	$7,331,000	$(7,255,000)	$(26,015,000)

Net loss:
As reported	$(61,154,000)	(12,892,000)	(31,666,000)
Goodwill amortization	—	5,637,000	5,651,000

As adjusted	$(61,154,000)	$(7,255,000)	$(26,015,000)

Income (loss) before cumulative effect of change in accounting principle per share - basic:
As reported	0.45	(0.79)	(2.01)
Goodwill amortization	—	0.34	0.36

As adjusted	0.45	(0.45)	(1.65)

Income (loss) before cumulative effect of change in accounting principle per share - diluted:
As reported	0.39	(0.79)	(2.01)
Goodwill amortization	—	0.34	0.36

As adjusted	0.39	(0.45)	(1.65)

Net loss per share — basic:
As reported	(3.74)	(0.79)	(2.01)
Goodwill amortization	—	0.34	0.36

As adjusted	(3.74)	(0.45)	(1.65)

Net loss per share — diluted:
As reported	(3.29)	(0.79)	(2.01)
Goodwill amortization	—	0.34	0.36

As adjusted	(3.29)	(0.45)	(1.65)

Deferred Financing Costs

Deferred financing costs are amortized using methods which are not materially different from the effective interest method over the periods of the related indebtedness. In connection with the Bankruptcy Filing and in accordance with SOP 90-7, unamortized deferred financing costs were written off to reorganization items.

Other Assets

Investments under split dollar value life insurance arrangements of $4,872,000 and $5,114,000 at December 31, 2002 and 2001, respectively, were recorded in connection with the acquisitions of certain home health care businesses and bonuses for employees. These amounts are reflected in other assets in the accompanying consolidated balance sheets. All split dollar life insurance premiums were fully funded as of December 31, 2001.

The Company has deposits with vendors and lessors which total $5,653,000 and $3,476,000 as of December 31, 2002 and 2001, respectively. In December 2002, additional deposits totaling $3,310,000 resulted from draws taken on the Bank Credit Facility. (See Note 10).

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. See Note 12 for additional information related to the provision for income taxes.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock option plans using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related Interpretations. Under APB Opinion No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. See Note 11 for further discussion.

The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the Company’s stock option and employee stock purchase plans been determined based on the fair value at the grant date of awards in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

	2002	2001	2000

Net loss – as reported	$(61,154,000)	$(12,892,000)	$(31,666,000)
Additional compensation expense	$(274,000)	$(418,000)	(823,000)

Net loss – pro forma	$(61,428,000)	$(13,310,000)	$(32,489,000)

Net loss per common share – as reported
Basic	$(3.74)	$(0.79)	$(2.01)
Diluted	$(3.29)	$(0.79)	$(2.01)
Net loss per common share – pro forma
Basic	$(3.76)	$(0.82)	$(2.06)
Diluted	$(3.30)	$(0.82)	$(2.06)

Segment Disclosures

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises or other enterprises that are required to file financial statements with the Securities and Exchange Commission (“SEC”) report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company manages its business as one operating segment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Management utilizes quoted market prices or pricing information of similar instruments to estimate the fair value of financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and employee stock options approximate fair value because of the short-term nature of these items.

Because of the uncertainty surrounding the ultimate outcome of the bankruptcy proceedings, management is unable to determine a reasonable estimate of the fair value of the Company’s outstanding debt at December 31, 2002. See Note 9 for a description of the terms of the Company’s outstanding debt.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company adopted SFAS No. 141 effective July 1, 2001. See Note 4, Goodwill and Other Intangible Assets, for disclosure of the impact of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the future adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company’s January 1, 2002 adoption of SFAS No. 144 did not have a material effect on its financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “ Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also makes several technical corrections and clarifications to other existing authoritative pronouncements. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company’s adoption of the provisions of SFAS No. 145 which were effective for transactions after May 15, 2002 did not have a material effect on its financial position or results of operations. The Company adopted the remaining provisions of SFAS No. 145 on January 1, 2003. The Company’s adoption of SFAS No. 145 did not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between SFAS No. 146 and Issue 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The Company’s adoption of SFAS No. 146 did not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for financial statements for annual and interim periods beginning after December 15, 2002. The disclosures required by this Statement have been provided by the Company. The Company is currently assessing the three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation included in this Statement.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). This Interpretation requires guarantors to account at fair value for and disclose certain types of guarantees. The Interpretation’s disclosure requirements are effective for the Company’s year ended December 31, 2002; the Interpretation’s accounting requirements are effective for guarantees issued or modified after December 31, 2002. As of December 31, 2002, the Company does not have any guarantees which would require disclosure and the adoption of this Interpretation did not have an effect on its financial position or results of operations for the year ended December 31, 2002.

In January, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This Interpretation requires consolidation of variable interest entities (“VIE”) (formerly referred to as “special purpose entities”) if certain conditions are met. The Interpretation applies immediately to VIE’s created after January 31, 2003, and to variable interests obtained in VIE’s after January 31, 2003. The Company currently does not have any VIE’s. Effective with the quarter beginning July 1, 2003, the Interpretation applies also to VIE’s created or variable interests obtained in VIE’s before January 31, 2003. The Company does not expect the adoption of the remaining provisions of this Interpretation to have a material effect on its financial position or results of operations.

Reclassifications

Certain other amounts presented in prior years’ financial statements have been reclassified to conform with the current year presentation

5.     INVESTMENT IN JOINT VENTURE PARTNERSHIPS

The Company owns 50% of 10 home health care businesses, and 70% of 2 home health care businesses that are operational as of December 31, 2002 (the “Partnerships”). The remaining ownership percentage of each business is owned by local hospitals or other investors within the same community. The Company is solely responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections.

During 2000, the Company converted six of its previously owned 50% joint ventures to wholly-owned operations as a result of the withdrawal of the hospital partners from the Partnerships. As a result of these transactions, the results of operations of these joint ventures have been consolidated into the financial results of the Company beginning on the date of the conversions to wholly-owned operations. Previously, these joint ventures were accounted for under the equity method. Effective November 2000, the Company and its hospital partner sold substantially all of the assets of a 50% owned joint venture to a third-party and discontinued operations in preparation for dissolving the partnership. The Company has not developed any new joint ventures since 1998.

The Company provides accounting and receivable billing services to the Partnerships. The Partnerships are charged for their share of such costs based on contract terms. The Company’s earnings from joint ventures include equity in earnings of 50% owned joint ventures, management fees and fees for accounting and receivable billing services. The Company’s investment in unconsolidated joint ventures includes receivables from joint ventures of $475,000 and $276,000 at December 31, 2002 and 2001, respectively, as well as promissory notes receivable from joint ventures, totaling $1,167,000 and $1,416,000 as of December 31, 2002 and 2001, respectively. Minority interest represents the outside partners’ 30% ownership interests in the consolidated joint ventures, and totals $470,000 and $458,000 as of December 31, 2002 and 2001, respectively.

The Company previously guaranteed a mortgage of one of the unconsolidated partnerships. This mortgage was paid in full on December 6, 2002.

Summarized financial information of all 50% owned partnerships at December 31, 2002 and 2001 and for the years then ended is as follows:

	2002	2001

	(unaudited)	(unaudited)
Cash	$1,152,000	$958,000
Accounts receivable, net	5,290,000	5,354,000
Property and equipment, net	6,880,000	6,923,000
Other assets	4,918,000	4,541,000

Total assets	$18,240,000	$17,776,000

Accounts payable and accrued expenses	$1,033,000	$1,290,000
Debt	1,167,000	1,416,000
Partners’ capital	16,040,000	15,070,000

Total liabilities and partners’ capital	$18,240,000	$17,776,000

Net sales and rental revenues	$32,184,000	$31,288,000
Cost of sales and rentals, including rental depreciation	9,280,000	9,088,000
Operating and management fees	17,329,000	16,152,000
Depreciation, excluding rental equipment, amortization and interest expense	420,000	710,000

Total expenses	27,029,000	25,950,000

Pre-tax income	$5,155,000	$5,338,000

6.     SALES OF CERTAIN NON-CORE ASSETS

In the quarter ended March 31, 2002 the Company recorded a pre-tax gain of approximately $0.7 million related to the sale of the assets of an infusion business and nursing agency (collectively, the “Center”).

Effective March 19, 2002 substantially all of the assets of the Center were sold for approximately $1.3 million in cash. During 2002 and 2001, the Center generated approximately $2.0 million and $9.4 million, respectively, in total revenues. The proceeds of this sale were used to pay down debt under the Company’s Bank Credit Facility.

In the quarter ended December 31, 2001 the Company recorded a pre-tax gain of $2,573,000 related to the sales of the assets of an infusion center and the assets of a respiratory and home medical equipment center. Effective December 2001, the assets of these centers were sold for approximately $3,400,000, of which $3,300,000 was received in cash upon closing with the remainder to be paid to the Company under a note payable due on December 1, 2003. During 2001, these centers generated annualized revenues of approximately $11,100,000 and annualized earnings before interest, taxes, depreciation and amortization of approximately $1,000,000. The proceeds from these sales and the proceeds from the subsequent collection by the Company of the related patient receivables were used to pay down debt under the Company’s Bank Credit Facility. In addition, the Company sold two real estate properties through sale-leaseback transactions, generating cash proceeds of approximately $1,000,000 which were also used to pay down debt under the Company’s Bank Credit Facility. Under the terms of the Amended Credit Agreement, the Company was required to sell its wholly owned real estate by December 31, 2001 or grant mortgages on the real estate to the lenders.

In the quarter ended September 30, 2001 the Company recorded a pre-tax loss of $2,629,000 related to the sale of the assets of its rehab centers. Effective September 2001, the Company sold substantially all of the assets (including patient receivables) of its rehab centers to United Seating and Mobility, L.L.C., a Missouri limited liability company. United Seating and Mobility, L.L.C. is owned in part by a former employee of the rehab centers, who is no longer an employee of the Company effective with the sale. The rehab centers were sold for approximately $7,700,000, of which $7,200,000 was received in cash upon closing with the remainder paid to the Company in February 2002. The cash proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility. The rehab centers provided custom-built seating and positioning systems and custom-built wheelchairs to patients with impaired mobility and generated approximately $22,000,000 in annualized revenues with minimal earnings before interest, taxes, depreciation and amortization.

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

7.     ACCOUNTS RECEIVABLE

The Company’s accounts receivable consists of the following components:

	December 31,

	2002	2001

Patient receivables:
Medicare and related copay portions	$27,289,000	$29,708,000
All other, principally commercial insurance companies, and related copay portions	49,885,000	62,561,000

	77,174,000	92,269,000
Other receivables, principally due from vendors and former owners	1,254,000	2,037,000

Total accounts receivable	78,428,000	94,306,000
Less: Allowance for doubtful accounts	22,991,000	32,152,000

Accounts Receivable, net	$55,437,000	$62,154,000

Of the patient receivables, $15.3 million and $19.6 million are unbilled as of December 31, 2002 and 2001, respectively.

8.     PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	December 31,

	2002	2001

Land	$52,000	$52,000
Buildings and improvements	5,851,000	6,237,000
Rental equipment	129,918,000	132,522,000
Furniture, fixtures and equipment	32,737,000	30,620,000
Delivery equipment	2,463,000	3,195,000

	$171,021,000	$172,626,000

Property and equipment under capital leases are included under the various equipment categories. As of December 31, 2002 and 2001, gross property held under capital leases totals $1,537,000 and $2,075,000, respectively.

As of December 31, 2002 and 2001, respectively, accumulated depreciation includes $87,146,000 and $93,814,000 of accumulated depreciation related to rental equipment.

9.     LONG-TERM DEBT AND LEASE COMMITMENTS

Long-term debt and capital lease obligations consist of the following:

	December 31,

	2002	2001

Amended Credit Agreement, excludes effect of adequate protection payments of $8,000,000	$278,705,000	$281,042,000
Note payable, primarily secured with acquired assets, interest at 6.8%, principal and interest due annually, final principal and interest payment due on February 15, 2016	716,000	748,000
Notes payable, primarily secured with acquired assets	892,000	892,000
Capital lease obligations, monthly payments until 2006	452,000	1,014,000

Less Borrowings not subject to compromise classified as non-current	—	(1,142,000)
Less Borrowings not subject to compromise classified as current	—	(282,554,000)

Debt subject to compromise	$280,765,000	$—

On July 31, 2002, the Debtors filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. The filing was prompted by the impending December 31, 2002 maturity of the Bank Credit Facility evidenced by the Amended Credit Agreement between the Company and Bank of Montreal, as agent for the Lenders. Indebtedness under the Bank Credit Facility as of December 31, 2002 totals $278,705,000 (which includes $3,310,000 relating to letters of credit drawn by the beneficiaries, but excludes adequate protection payments totaling $8,000,000).

The Debtors are currently operating their business as debtors-in-possession under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Debtor is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court. The Debtor has not sought to obtain debtor-in-possession secured financing (“DIP Financing”) and currently does not intend to do so. Rather, the Debtor has used and intends to continue using cash flow and cash on hand to fund day-to-day operations during the bankruptcy process, which is consistent with its operations since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. At December 31, 2002 the Company had cash and cash equivalents of approximately $22,827,000. The Bankruptcy Filing is not anticipated to have a material impact on the Company’s existing joint ventures with unrelated parties, and the Company currently does not anticipate that any other subsidiary or affiliate of the Company will file a voluntary petition for relief.

On October 15, 2002 the Company, the Lenders and the unsecured creditors filed an agreed order with the Bankruptcy Court authorizing the use of cash collateral and granting adequate protection payments to the Lenders. This order authorizes the Company to use cash collateral, but provides certain restrictions on the Company’s ability to make cash disbursements. The Company is authorized to use cash collateral solely for the following purposes: (i) to make cash disbursements as set forth in a cash forecast prepared by the Company, not to exceed 5% in any four week rolling period; (ii) to pay fees required by the Office of the United States Trustee; (iii) to make adequate protection payments to the Lenders; and (iv) to replace or increase certain letters of credit. The Company agreed to make adequate protection payments to the Lenders of $1,600,000 per month beginning with the month of August 2002, subject to maintaining a required minimum cash balance of $12,000,000 plus the amount necessary to fund incentive bonuses that will come due through March 31, 2003, as well as any amounts necessary to replace or increase letters of credit. An initial payment totaling $3,200,000 for August and September 2002, in the aggregate, was made on October 15, 2002, and additional adequate protection payments have been paid on the 15th of each successive month. The Company has established an accrual for the December 2002 payment due on January 15, 2003 of $1,600,000 which is included in Liabilities Subject to Compromise at December 31, 2002. All payments due to the Lenders in connection with the cash collateral usage have been made through and including the payment due March 15, 2003. The application of such payments is subject to further order of the Bankruptcy Court and the Bankruptcy Court may recharacterize the application of any payment regardless of how characterized by the Company or the Lenders.

The Company is the borrower under the Bank Credit Facility between the Company and Deutsche Bank Trust Company, successor to Bankers Trust Company, as agent for the Lenders. The Company’s breach of several of the financial covenants in the Fourth Amended and Restated Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to not be in compliance with certain covenants of the Fourth Amended and Restated Credit Agreement. On June 8, 2001, the Company entered into the Amended Credit Agreement that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matured on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a Balloon Payment of $281.5 million on December 31, 2002. As of April 14, 2003, the Company has paid the $11.6 million principal payment due on March 31, 2002 as well as the $1.0 million principal payment due on June 30, 2002, $0.6 million of the $1.0 million principal payment due on September 30, 2002, and $5.3 million of the Balloon Payment due on December 31, 2002. The Bankruptcy Filing stayed all remaining payments required by the Amended Credit Agreement. These early payments of 2002 principal were generated from operational cash flows, from the sales of assets of centers, from the sales of the Company’s wholly-owned real estate and from the collection of patient receivables associated with the asset sales. Cash flow from operations were not sufficient to pay the debt upon at its current maturity on December 31, 2002. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal, then the Company will need to obtain replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. Additional sources of funds may be required and there can be no assurance that the Company will be able to obtain additional funds on terms acceptable to the Company or at all. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company’s excess cash flow and from the proceeds of the Company’s sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the Company’s assets have been pledged as security for borrowings under the Bank Credit Facility.

The Amended Credit Agreement further provided for the payment to the lenders of certain fees. These fees included a restructuring fee of $1,200,000 (paid on the effective date of the Amended Credit Agreement), and $200,000 paid on December 31, 2001, March 31, 2002 and June 30, 2002. A restructuring fee of $459,000 payable on September 30, 2002 is currently classified as a liability subject to compromise in the accompanying consolidated balance sheet as of December 31, 2002. In addition, the Company has an obligation to pay the agent an annual administrative fee of $75,000 and an annual fee of 0.50% of the average monthly outstanding indebtedness on each anniversary of the Amended Credit Agreement. The last such payment of annual fees was made by the Company in June 2002.

The Amended Credit Agreement contains various financial covenants, the most restrictive of which relate to measurements of EBITDA (as defined in the Amended Credit Agreement), leverage, interest coverage ratios, and collections of accounts receivable. The Amended Credit Agreement also contains provisions for periodic reporting.

The Amended Credit Agreement also contains restrictions, including requiring certain prepayments, which, among other things, impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company is not permitted to make acquisitions or investments in joint ventures without the consent of Lenders holding a majority of the lending commitments under the Bank Credit Facility. In addition, proceeds of all of the Company’s accounts receivable are transferred daily into a bank account at PNC Bank, N.A. which, under the terms of a Concentration Bank Agreement, requires that all amounts in excess of $3.0 million be transferred to an account at Deutsche Bank Trust Company in the Company’s name. Upon occurrence of an event of default under the Amended Credit Agreement, the Lenders have the right to instruct PNC Bank, N.A. and Deutsche Bank Trust Company to cease honoring any drafts under the accounts and apply all amounts in the bank accounts against the indebtedness owed to the Lenders.

Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company is also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times adjusted EBITDA, as defined by the Amended Credit Agreement. For the seven months ended July 31, 2002 and for the year ended December 31, 2001, the weighted average borrowing rate was 7.3% and 10.1%, respectively. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest would be payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer would have the right to designate the Adjusted Eurodollar Rate plus the applicable margin as the applicable interest rate.

The Company was required to issue, effective on March 31, 2001, warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable during the period commencing June 1, 2001 and ending May 31, 2011, and the remaining fifty percent are exercisable during the period commencing September 30, 2001 and ending September 29, 2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000. As of April 14, 2003 these warrants have not been exercised.

The Company has remaining notes payable balances totaling $892,000 and $892,000 as of December 31, 2002 and 2001, respectively, that were previously issued to sellers in connection with past acquisitions. These sellers have amounts owed to the Company which have not yet been paid and which offset these notes payable. These notes payable are currently classified as a liability subject to compromise in the accompanying consolidated balance sheet.

Principal payments required on long-term debt will be determined by the Bankruptcy Court pursuant to an approved Plan of Reorganization.

Capital Leases

The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases beginning January 1, 2003 are as follows:

2003	$346,000
2004	111,000
2005	17,000
2006	8,000

482,000
Less amounts representing interest	(30,000)

$452,000

10.     COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has noncancelable operating leases on certain land, vehicles, buildings and equipment. The approximate minimum future rental commitments on the operating leases for the next five years and thereafter beginning January 1, 2003 are as follows:

2003	$12,477,000
2004	8,548,000
2005	6,003,000
2006	3,903,000
2007	2,424,000
Thereafter	2,078,000

$35,433,000

Rent expense for all operating leases was approximately $15,368,000, $15,074,000 and $14,672,000 in 2002, 2001 and 2000, respectively.

Litigation

The Company is subject to certain known or possible litigation incidental to the Company’s business, which, in management’s opinion, will not have a material adverse effect on the Company’s results of operations or financial condition.

See discussion of government investigation issues under the Government Regulation section of this Note.

The Company maintains insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles. In addition to the insurance coverage provided, the Company indemnifies certain officers and directors for actions taken on behalf of the Company.

Employment and Consulting Agreements

The Company has employment agreements with certain members of management which provide for the payment to these members of amounts up to one to three times their annual compensation in the event of a termination without cause, a constructive discharge (as defined in the employment agreements) or upon a change in control of the Company (as defined in the employment agreements). The terms of such agreements are from one to three years and automatically renew for one year. The maximum contingent liability under these agreements at December 31, 2002 is approximately $5,918,000. All employment agreements were entered into prior to the Bankruptcy Filing.

Self-Insurance

Self-insurance reserves primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance and employee health insurance. The Company is insured for workers’ compensation but retains the first $250,000 of each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2002 and 2001, as such coverage was not available, and maintained annual aggregate stop loss coverage of $1,500,000 for 2000. The estimated liability for workers’ compensation claims totaled approximately $3,309,000 and $3,153,000 as of December 31, 2002 and 2001, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage of $14.5 million and $8.9 million for 2002 and 2001, respectively. The health insurance policies are limited to maximum lifetime reimbursements of $2,000,000 per person for 2002, had unlimited lifetime reimbursements for 2001, and were limited to maximum lifetime reimbursements of $1,000,000 per person for medical claims and $1,000,000 per person for mental illness and drug and alcohol abuse claims for 2000. The estimated liability for health insurance claims totaled approximately $1,780,000 and $1,851,000 as of December 31, 2002 and 2001, respectively. The Company reviews health insurance trends and payment history and maintains a reserve for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims.

Management continually analyzes its reserves for incurred but not reported claims related to its self- insurance programs and believes these reserves to be adequate. However, significant judgment is involved in assessing these reserves, and the Company is at risk for differences between actual settlement amounts and recorded reserves, and any resulting adjustments are included in expense once a probable amount is known. See Note 13.

Letters of Credit

Until December 2002, the Company had in place three letters of credit totaling $3,350,000 securing obligations with respect to its workers’ compensation self-insurance program and certain equipment under operating leases. These previous standby letters of credit expired in December 2002, at which time various beneficiaries took draws against the letters of credit totaling $3,310,000, thereby increasing the amount due under the Bank Credit Facility.

401K Retirement Savings Plan

The Company maintains a 401k Retirement Savings Plan (the “401k”), administered by ReliaStar Life Insurance Company, to provide a tax deferred retirement savings plan to its employees. To qualify, employees must be at least 21 years of age, with twelve months of continuous employment and must work at least twenty hours per week. Employee contributions are limited to 1% to 15% of employee compensation. Effective January 1, 2001 the Company matches 25% of the first 3% of employee contributions. For the years ended December 31, 2002 and 2001, expense of $312,000 and $325,000, respectively, associated with the Company’s matching is included in the consolidated statements of operations.

Government Regulation

The Company, as a participant in the health care industry, is subject to extensive federal, state and local regulation. In addition to the Federal False Claims Act (“False Claims Act”) and other federal and state anti-kickback and self-referral laws applicable to all of the Company’s operations (discussed more fully below), the operations of the Company’s home health care centers are subject to federal laws covering the repackaging and dispensing of drugs (including oxygen) and regulating interstate motor-carrier transportation. Such centers also are subject to state laws (most notably licensing and controlled substances registration) governing pharmacies, nursing services and certain types of home health agency activities.

The Company’s operations are also subject to a series of laws and regulations dating back to the Omnibus Budget Reconciliation Act of 1987 (“OBRA 1987”) that apply to the Company’s operation. Periodic changes have occurred from time to time since the enactment of OBRA 1987, including reimbursement reductions and changes to payment rules.

The False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims to the government for payment. False Claims Act penalties for violations can include sanctions, including civil monetary penalties. As a provider of services under the federal reimbursement programs such as Medicare, Medicaid and TRICARE (formerly CHAMPUS), the Company is subject to the anti-kickback statute, also known as the “fraud and abuse law.” This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of patients for government-reimbursed health care services. The Company may also be affected by the federal physician self-referral prohibition, known as the “Stark Law”, which, with certain exceptions, prohibits physicians from referring patients to entities with which they have a financial relationship. Many states in which the Company operates have adopted similar fraud and abuse and self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, under the theory that such arrangements are designed to induce or to encourage the referral of patients to a particular provider. In many states, these laws apply to services reimbursed by all payor sources.

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

The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a Certificate for Medical Necessity (“CMN”) signed by a physician. In January 1999, the Office of Inspector General of the Department of Health and Human Services (“OIG”) published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan. The Company has created and implemented a compliance program, which it believes meets the elements of the OIG’s Model Plan for the industry. As part of its compliance program, the Company performs internal audits of the adequacy of billing documentation. The Company’s policy is to voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that are identified in this process and that cannot be corrected. The Company periodically reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations; however, certain proceedings have been and may in the future be commenced against the Company alleging violations of applicable laws governing the operation of the Company’s business and its billing practices.

The Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include: (i) Prospective Payment System (“PPS”) requirements for skilled nursing facilities and PPS for home health agencies, which do not affect the Company directly but could affect the Company’s contractual relationships with such entities; (ii) deadlines (as yet undetermined) for obtaining Medicare and Medicaid surety bonds for home health agencies and durable medical equipment (“DME”) suppliers; and (iii) pilot projects in Polk County, Florida and San Antonio, Texas which were effective between October 1, 1999 and September 30, 2002, and February 1, 2001 and December 31, 2002, respectively, to determine the efficacy of competitive bidding for certain DME, under which Medicare reimbursements for certain items are reduced between 19% and 34% from the current fee schedules (the Company participated to some extent in both pilot projects). At expiration, the DME items reverted to normal Medicare fees and procedures, although the Bush administration has announced that it intends to expand competitive bidding on a national basis, building on these two pilot projects that yielded savings to Medicare. The United States House of Representatives recently passed a bill that includes provisions for a national competitive bidding program for durable medical equipment, including home oxygen equipment. The United States Senate has recently considered three separate bills that include some provision for national competitive bidding. At the present time, the Senate has not voted on any of these three bills under consideration. The Company cannot predict at this time the outcome of proposed legislation related to a national competitive bidding program or the financial impact of such a program on the Company’s business, if it should become law.

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

Health care law is an area of extensive and dynamic regulatory oversight. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on permissible activities, the relative costs associated with doing business, and the amount and availability of reimbursement from government and other third-party payors. There can be no assurance that federal, state, or local governments will not impose additional standards or change existing standards or interpretations.

In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers, including the Company and other DME suppliers, have received subpoenas and other requests for information in connection with their business operations and practices. From time to time, the Company also receives notices and subpoenas from various government agencies concerning plans to audit the Company, or requesting information regarding certain aspects of the Company’s business. The Company cooperates with the various agencies in responding to such subpoenas and requests. The Company expects to incur additional legal expenses in the future in connection with existing and future investigations.

The government has broad authority and discretion in enforcing applicable laws and regulations; therefore, the scope and outcome of any such investigations, inquiries, or legal actions cannot be predicted. There can be no assurance that federal, state or local governments will not impose additional regulations upon the Company’s activities nor that the Company’s past activities will not be found to have violated some of the governing laws and regulations. Any such regulatory changes or findings of violations of laws could adversely affect the Company’s business and financial position, and could even result in the exclusion of the Company from participating in Medicare, Medicaid, and other contracts for goods or services reimbursed by the government.

All of the civil legal proceedings against the Company were stayed by the Bankruptcy Filing. The following is a summary of the Company’s material legal proceedings that existed as of the Bankruptcy Filing.

On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March, 2006. The Company also agreed to pay the relator’s attorneys fees and expenses. The Company’s Plan of Reorganization proposes that the Company will timely pay all amounts owed in accordance with the Government Settlement. The Company has reserved $4,246,000 for its future obligations of principal and interest pursuant to the Government Settlement. The Government Settlement does not resolve the relator’s claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend against these claims.

The Company also was named as a defendant in two other False Claims Act cases. In each of those cases, the DOJ declined to intervene and both cases were subsequently dismissed in March 2001. The first of these cases, United States ex rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on motion of the Company on March 9, 2001. The appeal of that dismissal was argued in November 2001; however, in December 2001 the Court of Appeals for the Eleventh Circuit dismissed the appeal on jurisdictional grounds and returned the case to the trial court. In January 2002, one of the defendants filed a Motion for Reconsideration with the Court of Appeals, and the Court of Appeals denied the motion on July 10, 2002. On August 5, 2002 the Company filed a Notice of Bankruptcy which stays the proceedings as to the Company.

The Company was informed in May 2001 that the United States is investigating its conduct during periods after December 31, 1998, and the Company believes that this investigation was prompted by another qui tam complaint against the Company under the False Claims Act. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones investigated by the government in connection with the False Claims Act case covered by the Government Settlement discussed above. The Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998.

There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to billed claims that are found to be improper, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $4,246,000 reserve discussed above which relates to the Government Settlement, the Company has not recorded any reserves related to the unsettled government investigations. The outcome of any pending lawsuits or future settlements could have a material adverse effect on the Company.

The Company is a party to other legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these other actions will not have a material adverse effect on the financial position or results of operations.

11.     SHAREHOLDERS’ EQUITY AND STOCK PLANS

Nonqualified Stock Option Plans

Under the 1991 Nonqualified Stock Option Plan (the “1991 Plan”), as amended as of November 8, 2000, 4,500,000 shares of the Company’s common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the 1991 Plan is ten years. Shares subject to options granted under the 1991 Plan which expire, terminate or are canceled without having been exercised in full become available again for future grants.

An analysis of stock options outstanding is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding at December 31, 1999	2,158,606	$8.96
Granted	803,000	0.18
Canceled	(226,577)	10.97

Outstanding at December 31, 2000	2,735,029	6.22
Granted	35,000	0.80
Canceled	(190,690)	15.32

Outstanding at December 31, 2001	2,579,339	5.47
Granted	—	—
Exercised	(40,000)	0.27
Canceled	(23,200)	5.61

Outstanding at December 31, 2002	2,516,139	$5.55

Exercisable at December 31, 2001	2,031,953	$6.68

Exercisable at December 31, 2002	2,311,639	$6.02

Options granted under the 1991 Plan have the following characteristics:

					Weighted Average
			Weighted Average		Exercise Price of
			Remaining	Options Exercisable	Options Exercisable
Options		Weighted Average	Contractual Life in	at December 31,	at December 31,
Outstanding	Exercise Prices	Exercise Price	Years	2002	2002

30,000 174,188	$10.04 $15.83 to $20.67	$10.04 $16.54	1.5 2.1	30,000 174,188	$10.04 $16.54
278,201 67,500	$17.50 $21.50	$17.50 $21.50	3.0 2.2	278,201 67,500	$17.50 $21.50
776,250	$2.13 to $18.13	$5.24	5.8	776,250	$5.24
407,000	$0.56	$0.56	6.9	407,000	$0.56
748,000	$0.17 to $0.54	$0.18	7.8	561,000	$0.18
35,000	$0.80	$0.80	8.9	17,500	$0.80

2,516,139				2,311,639

Options granted during 1996 have a two year vesting period and expire in ten years. Options granted during 1997 have two and three year vesting periods and expire in ten years. Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002. As of December 31, 2002, shares available for future grants of options under the 1991 Plan total 709,970.

Under the 1995 Nonqualified Stock Option Plan for Directors (the “1995 Plan”), as amended as of February 10, 2000, 600,000 shares of the Company’s common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the 1995 Plan is ten years. Shares subject to options granted under the 1995 Plan which expire, terminate or are canceled without having been exercised in full become available for future grants.

An analysis of stock options outstanding is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding at December 31, 1999	52,500	$14.84
Granted	215,000	0.27
Canceled	—	—

Outstanding at December 31, 2000	267,500	3.13
Granted	20,000	0.75
Canceled	—	—

Outstanding at December 31, 2001	287,500	2.96
Granted	15,000	0.15
Canceled	(82,500)	4.64

Outstanding at December 31, 2002	220,000	$2.13

Exercisable at December 31, 2001	287,500	$2.96

Exercisable at December 31, 2002	220,000	$2.13

Options granted under the 1995 Plan have the following characteristics:

					Weighted Average
			Weighted Average		Exercise Price of
			Remaining	Options Exercisable	Options Exercisable
Options		Weighted Average	Contractual Life in	at December 31,	at December 31,
Outstanding	Exercise Prices	Exercise Price	Years	2002	2002

6,000 6,000 6,000 6,000 6,000	$19.67 $26.25 $21.06 $1.69 $0.53	$19.67 $26.25 $21.06 $1.69 $0.53	3.0 4.0 5.0 6.0 7.0	6,000 6,000 6,000 6,000 6,000	$19.67 $26.25 $21.06 $1.69 $0.53
160,000	$0.17 to $0.30	$0.25	7.6	160,000	$0.25
15,000 15,000	$0.75 $0.15	$0.75 $0.15	9.0 10.0	15,000 15,000	$0.75 $0.15

220,000				220,000

The issued options are fully vested and expire ten years from date of issuance. None of these options have been exercised.

The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans.

The weighted average fair value of options, as defined in SFAS No. 128, “Earnings Per Share”, granted were $0.12, $0.09 and $0.08 for 2002, 2001 and 2000, respectively.

The fair value of each option issued under the 1991 Plan and the 1995 Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001 and 2000:

	2002	2001	2000

Dividend yield	0%	0%	0%
Expected volatility	132%	127%	45%
Expected lives	5 years	5 years	1 – 3 years
Risk-free interest rate range	2.78%	3.83% to 4.67%	5.87% to 6.42%

The fair value of each option issued under the 1993 Stock Purchase Plan (the “Stock Purchase Plan”) is estimated at the respective year-end using the Black-Scholes option-pricing model with the following assumption used for grants in 2001 and 2000. There were no options issued under the Stock Purchase Plan in 2002.

	2002	2001	2000

Dividend yield	—	0%	0%
Expected volatility	—	127%	45%
Expected lives	—	1 month	1 year
Risk-free interest rate	—	4.67%	6.17%

Employee Stock Purchase Plan

In addition to the shares originally reserved for issuance under the Company’s Stock Purchase Plan, the Company issued an additional 471,303 shares in connection with the Stock Purchase Plan in March 2001. Under the Stock Purchase Plan, employees may purchase common stock, subject to certain limitations, at 85% of the lower of the closing market price at the beginning or at the end of each plan year, which is the last day of February. Effective March 2002, the Stock Purchase Plan was terminated.

Common Stock Issued to Company Management

On November 8, 2000, the Company’s Board of Directors granted certain members of Company management the right to immediately purchase 385,000 shares of common stock directly from the Company at the closing market price of $0.17 per share on that date.

Warrants

As part of the Second Amendment to the Fourth Amended and Restated Credit Agreement, the Company was required to issue, effective on March 31, 2001, warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001. To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable during the period commencing June 1, 2001 and ending May 31, 2011, and the remaining fifty percent are exercisable during the period commencing September 30, 2001 and ending September 29, 2011. The exercise price of the warrants is $0.01 per common share. The Company accounted for the estimated fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000. As of December 31, 2002, none of these warrants have been exercised.

Preferred Stock

The Company’s certificate of incorporation was amended in 1996 to authorize the issuance of up to 5,000,000 shares of preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each such series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations or restrictions thereof. As of December 31, 2002, no preferred shares have been issued.

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

The following information is necessary to calculate earnings (loss) per share for the years ending December 31, 2002, 2001 and 2000:

	2002	2001	2000

Income (Loss) before cumulative effect of change in accounting principle	$7,331,000	$(12,892,000)	$(31,666,000)
Cumulative effect of change in accounting principle	(68,485,000)	—	—

Net loss	$(61,154,000)	$(12,892,000)	$(31,666,000)

Weighted average common shares outstanding	16,358,000	16,251,000	15,783,000
Effect of dilutive options and warrants	2,249,000	—	—

Adjusted diluted common shares outstanding	18,607,000	16,251,000	15,783,000

Income (Loss) per common share before cumulative effect of change in accounting principle
- Basic	$0.45	$(0.79)	$(2.01)

- Diluted	$0.39	$(0.79)	$(2.01)

Cumulative effect of change in accounting principle per common share
- Basic	$(4.19)	$—	$—

- Diluted	$(3.68)	$—	$—

Net loss per common share
- Basic	$(3.74)	$(0.79)	$(2.01)

- Diluted	$(3.29)	$(0.79)	$(2.01)

For the years ended December 31, 2002, 2001 and 2000, approximately 1,823,000, 3,152,000 and 2,121,000 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

12.     INCOME TAXES

The (benefit from) provision for income taxes is comprised of the following components:

	For the Years Ended December 31,

	2002	2001	2000

Current
Federal	$(2,112,000)	$—	$—
State	200,000	450,000	600,000

	(1,912,000)	450,000	600,000

Deferred
Federal	—	—	—
State	—	—	—

	—	—	—

(Benefit from) provision for income taxes	$(1,912,000)	$450,000	$600,000

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

	For the Years Ended December 31,

	2002	2001	2000

Provision for (benefit from) federal income taxes at statutory rate	$1,897,000	$(4,355,000)	$(10,873,000)
State income taxes, net of federal tax benefit	582,000	55,000	(1,081,000)
Valuation allowance	(4,513,000)	3,850,000	8,768,000
Other, principally non-deductible goodwill and other expenses	122,000	900,000	3,786,000

(Benefit from) provision for income taxes	$(1,912,000)	$450,000	$600,000

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,

	2002	2001

Current deferred tax assets:
Accrued restructuring liabilities	$1,798,000	$175,000
Accounts receivable reserves	7,375,000	10,948,000
Accrued liabilities and other	4,784,000	4,504,000

	13,957,000	15,627,000

Less valuation allowance	(13,957,000)	(15,627,000)
Net current deferred tax assets	$—	$—

Noncurrent deferred tax assets (liabilities):
Financial reporting amortization in excess of tax amortization	$21,716,000	$11,835,000
Alternative minimum tax credit	—	2,200,000
Net operating loss carryforward	48,916,000	41,197,000
Noncurrent asset valuation reserves	415,000	803,000
Other	4,279,000	5,254,000
Acquisition costs	(2,739,000)	(2,739,000)
Tax depreciation in excess of financial reporting depreciation	(4,786,000)	(2,446,000)

	67,801,000	56,104,000
Less valuation allowance	(67,801,000)	(56,104,000)

Net noncurrent deferred tax assets	$—	$—

Due to the Company’s continuing historical losses and projected future losses, there is uncertainty surrounding the realization of the deferred tax assets; thus, the Company recorded a valuation allowance to fully reserve all net deferred tax assets as of December 31, 2002 and 2001.

At December 31, 2002 and 2001, the Company had federal net operating loss carryforwards of approximately $103,804,000 and $86,142,000, respectively, available to offset future taxable income which expire in varying amounts beginning in 2019.

There has been no exercise of employees’ non-qualified stock options since 1998.

The Company was subject to a Revenue Agent Review by the Internal Revenue Service for the years 1994 to 1998. The audit was complete during 2001 resulting in an assessment of $1.7 million.

The Company received a federal tax refund of $2.1 million during 2002. The refund resulted from the carry back of additional net operating losses as provided by the enactment of the Job Creation and Workers Assistance Act of 2002.

13.     INSURANCE AND SELF INSURANCE

The Company maintains a commercial general liability policy which is on a claims made basis, is renewed annually and includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1,000,000 per claim with a $3,000,000 product liability annual aggregate and a $3,000,000 general liability annual aggregate. The Company’s professional liability policy is on a claims made basis and is renewable annually with per claim coverage limits of up to $1,000,000 per claim and $3,000,000 in the aggregate. The Company retains the first $100,000 of each professional or general liability claim. The Company also maintains excess liability coverage with limits of $1,000,000 per claim and $5,000,000 in the aggregate. Management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as an additional insured. However, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage.

The Company is insured for auto liability coverage for $1,000,000 per accident. The Company retains the first $250,000 of each claim with an aggregate retention of $1,000,000.

The Company is insured for workers’ compensation but retains the first $250,000 of each claim. The insurance company is responsible for amounts in excess of $250,000 on each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2002 and 2001, as such coverage was not available, and maintained annual aggregate stop loss coverage of $1,500,000 for 2000. Judgments used in determining the self-insurance reserves related to workers’ compensation include loss development factors, frequency of claims and severity of claims. The estimated liability for workers’ compensation claims totaled approximately $3,309,000 and $3,153,000 as of December 31, 2002 and 2001, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

The Company is self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage of $14.5 million and $8.9 million for 2002 and 2001, respectively. The health insurance policies are limited to maximum lifetime reimbursements of $2,000,000 per person for 2002, had unlimited lifetime reimbursements for 2001, and were limited to maximum lifetime reimbursements of $1,000,000 per person for medical claims and $1,000,000 per person for mental illness and drug and alcohol abuse claims for 2000. Liabilities in excess of these aggregate amounts are the responsibility of the insurer. The Company provides reserves for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. Judgments used in determining the self-insurance reserves related to health insurance include assessing historical paid claims; average lags between the claims’ incurred dates, reported dates and paid dates; the frequency of claims; and the severity of claims. The estimated liability for health insurance claims totaled approximately $1,780,000 and $1,851,000 as of December 31, 2002 and 2001, respectively. The Company reviews health insurance trends and payment history and maintains a reserve for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims. The differences between actual settlements and reserves are included in expense once a probable amount is known.

The Company has purchased insurance protecting its directors and officers for a limit of $20,000,000.

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

14.     RELATED PARTY TRANSACTIONS

A partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. (“H3GM”), which the Company engaged during 2002, 2001 and 2000 to render legal advice in a variety of activities, was a director of the Company until July 2002. The Company paid H3GM $852,000, $754,000 and $687,000 during 2002, 2001 and 2000, respectively.

The Company maintains an employee benefit trust for the purpose of paying health insurance claims for its employees. The trust was established in June 2002 and was funded with an initial deposit of $0.5 million in July 2002. Disbursements from the trust began in late July 2002. The Company deposits funds into the trust on an as needed basis to pay claims.

15.     RESTATEMENT

Subsequent to the issuance of the Company’s 2001 consolidated financial statements, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. A summary of these items is provided below.

In June 2001, the Company executed the Amended Credit Agreement (see Note 9) incurring restructuring fees of approximately $2,259,000. These fees were initially expensed as paid but should have been recorded as deferred financing costs and amortized over the appropriate term. In addition, in connection with the Amended Credit Agreement, the Company issued warrants to its Lenders. The Company initially amortized these warrants incorrectly. The Amended Credit Agreement also stipulated that the Company pay an administrative fee of $75,000 and an annual fee of 0.5% of the average monthly outstanding indebtedness. These fees were capitalized as deferred financing costs as paid and amortized; the fees should have been accrued as interest expense as incurred. Finally, the Amended Credit Agreement and its predecessor agreement (the “Agreements”), called for the payment of additional interest in the amount of 4.5% per annum on that principal portion outstanding in excess of four times Adjusted EBITDA, as defined by the Agreements. The initial accounting for this interest was not appropriate. As a result of the above, deferred financing costs, net were understated by approximately $309,000, accrued interest and accrued financing costs were understated by approximately $1,188,000 and $859,000, respectively, as of December 31, 2001, and interest expense and amortization of deferred financing costs should have been approximately $1,188,000 and $550,000 higher, respectively, for the year ended December 31, 2001.

During 2001, the Company accounted for certain leases as operating leases, which should have been recorded as capital leases. As a result, property and equipment, net and capital lease obligations were understated by approximately $883,000 and $885,000, respectively, interest expense and depreciation expense should have been approximately $87,000 and $495,000 higher, respectively, and rent expense was overstated by approximately $581,000 as of and for the year ended December 31, 2001.

In addition, the Company determined the following related to its 2001 consolidated financial statements:

•	Certain of its investments in bonds were not appropriately accounted for resulting in an understatement of assets and interest income of approximately $88,000;

•	Interest expense related to the Government Settlement was not recorded resulting in an understatement of interest expense of approximately $137,000;

•	Certain reserves and accruals related to inventory and property and equipment required adjustment resulting in an increase in inventory of approximately $392,000, an increase in property and equipment of approximately $126,000, an increase in accounts payable of approximately $338,000, a decrease in cost of sales and related services of approximately $193,000, an increase in cost of rentals and other revenues of $12,000, and an increase in operating expenses of approximately $1,000; and

•	Certain costs totaling $150,000 that were capitalized should have been expensed.

The Company also made reclassifications to its balance sheet, primarily between receivables and payables, adjustments pertaining to the amortization of warrants and other miscellaneous adjustments to its previously issued financial statements that had the effect of increasing previously reported net loss by approximately $68,000.

In addition to the aforementioned restatement items, adjustments pertaining to the amortization of warrants, certain of the Company’s investments and general and administrative expenses related to the year ended December 31, 2000 were also identified. The Company recorded the effects of these adjustments, which would have decreased previously reported 2000 net loss by approximately $477,000, during the year ended December 31, 2001.

The consolidated financial statements for the year ended December 31, 2001 contained herein have been restated to reflect the above discussed adjustments. The following are reconciliations of the Company’s financial statements previously filed to the restated financial statements:

	December 31, 2001

	As Previously
	Reported	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,159,000	$9,129,000
Restricted cash	265,000	265,000
Accounts receivable, less allowance for doubtful accounts	61,661,000	62,154,000
Inventories, net of inventory reserves of $1,384,000 and $1,191,000, respectively	13,257,000	14,001,000
Prepaid expenses and other current assets	1,583,000	1,582,000

Total current assets	85,925,000	87,131,000

PROPERTY AND EQUIPMENT, at cost:	171,266,000	172,626,000
Less accumulated depreciation and amortization	(125,043,000)	(125,538,000)

Property and equipment, net	46,223,000	47,088,000

OTHER ASSETS:
Goodwill, net of accumulated amortization	189,699,000	189,699,000
Investment in joint ventures	9,492,000	9,450,000
Deferred financing costs, net of accumulated amortization of $9,352,000 and $9,518,000, respectively	2,939,000	3,383,000
Other assets	10,386,000	10,289,000

Total other assets	212,516,000	212,821,000

TOTAL ASSETS	$344,664,000	$347,040,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$282,087,000	282,554,000
Accounts payable	19,360,000	19,819,000
Other payables	2,600,000	2,600,000
Accrued expenses:
Payroll and related benefits	8,054,000	8,054,000
Interest	907,000	2,231,000
Insurance	5,229,000	5,229,000
Other	6,024,000	7,080,000

Total current liabilities	324,261,000	327,567,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	723,000	1,142,000
Minority interest	458,000	458,000
Other noncurrent liabilities	4,325,000	4,324,000

Total noncurrent liabilities	5,506,000	5,924,000

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock; $.01 par value; authorized 35,000,000 shares; 16,327,000 issued and outstanding	163,000	163,000
Paid-in capital	173,975,000	173,975,000
Accumulated deficit	(159,241,000)	(160,589,000)

Total shareholders’ equity	14,897,000	13,549,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$344,664,000	$347,040,000

	Year Ended December 31, 2001

	As Previously
	Reported	As Restated

REVENUES:
Sales and related service revenues	$163,637,000	$163,637,000
Rentals and other revenues	184,221,000	184,553,000

Total revenues	347,858,000	348,190,000

EXPENSES:
Cost of sales and related services	79,078,000	78,884,000
Cost of rentals and other revenues, including rental equipment depreciation	35,227,000	35,239,000
Operating, including bad debt expense	193,466,000	192,862,000
General and administrative	15,571,000	15,693,000
Earnings from joint ventures	(4,726,000)	(4,759,000)
Depreciation, excluding rental equipment, and amortization	10,280,000	10,776,000
Amortization of deferred financing costs	2,667,000	3,082,000
Interest	27,389,000	28,800,000
Loss on sales of assets of centers	—	55,000

Total expenses	358,952,000	360,632,000

LOSS BEFORE INCOME TAXES	(11,094,000)	(12,442,000)
PROVISION FOR INCOME TAXES:	450,000	450,000

NET LOSS	$(11,544,000)	$(12,892,000)

NET LOSS PER COMMON SHARE:
BASIC	$(0.68)	$(0.79)

DILUTED	$(0.68)	$(0.79)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,933,000	16,251,000

DILUTED	16,933,000	16,251,000

16.     REVISIONS TO 2000 FINANCIAL STATEMENTS

The Company has made certain revisions to its consolidated statement of operations and the notes to the consolidated financial statements that relate to the year ended December 31, 2000. The revisions are as follows:

•	The amount of bad debt expense included within operating expenses is parenthetically disclosed on the consolidated statement of operations for the year ended December 31, 2000.

•	The Company revised the footnotes to comply with the additional disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transitional and Disclosure, an amendment of FASB Statement No. 123,” which is effective for financial statements for fiscal years ending after December 15, 2002.

•	The Company revised the footnotes to include the transitional disclosures required by SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002.

17.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

As discussed in Note 15, the Company’s 2001 consolidated financial statements have been restated to appropriately account for certain transactions. Certain of these items also affect the Company’s previously filed 2002 and 2001 interim financial information. The following are the Company’s 2002 and 2001 quarterly financial information as previously filed shown comparatively to the restated financial information (amounts in thousands, except per share data):

					Third	Fourth
2002	First Quarter[4]		Second Quarter[4]		Quarter	Quarter	Full Year

	As		As
	Previously		Previously
	Reported	As Restated	Reported	As Restated

Revenues	$80,023	$80,004	$79,210	$79,210	$78,370	$82,213	$319,797

Income (loss) from operations before income taxes and cumulative effect of change in accounting principle	1,027	(404)	(135)	35	(2,304)	8,092	5,419

Provision for (benefit from) income taxes	100	(2,012)	100	100	100	(100)	(1,912)

Income (loss) before cumulative effect of change in accounting principle	927	1,608	(239)	(65)	(2,404)	8,192	7,331

Cumulative effect of change in accounting principle	(68,485)	(68,485)	—	—	—	—	(68,485)

Net (loss) income	$(67,558)	$(66,877)	$(239)	$(65)	$(2,404)	$8,192	$(61,154)

Net income (loss) per common share before change in accounting principle
- Basic	$0.06	$0.10	$(0.01)	$—	$(0.15)	$0.50	$0.45

- Diluted	$0.06	$0.09	$(0.01)	$—	$(0.15)	$0.45	$0.39

Cumulative effect of change in accounting principle per common share
- Basic	$4.19	$(4.19)	$—	$—	$—	$—	$(4.19)

- Diluted	$4.08	$(3.66)	$—	$—	$—	$—	$(3.68)

Net loss per common share
- Basic	$4.14	$(4.10)	$—	$—	$(0.15)	$0.50	$(3.74)

- Diluted	$4.03	$(3.57)	$—	$—	$(0.15)	$0.45	$(3.29)

(Continued)

	First				Second				Third				Fourth			Full
	Quarter[4]				Quarter[4]				Quarter[4]				Quarter[4]			Year

	As				As				As				As			As
	Previously		As		Previously		As		Previously		As		Previously	As		Previously	As
2001	Reported		Restated		Reported		Restated		Reported		Restated		Reported	Restated		Reported	Restated

Revenues	$90,062		$90,264		$88,635		$88,556		$86,479		$86,477		$84,073	$82,893		$349,249	$348,190

(Loss) income from operations before income taxes	$(6,447)		$(6,271)		$(1,960)		$(3,042)		$(5,705)		$(5,818)		$3,018	$2,689		$(11,094)	$(12,442)

Provision for income taxes	$150		$150		$150		$150		$150		$150		$—	$—		$450	$450

Net income (loss)	$(6,597)	[1]	$(6,421)	[1]	$(2,110)	[2]	$(3,192)	[1]	$(5,855)	[2]	$(5,968)	[2]	$3,0183	$2,689	[3]	$(11,544)	$(12,892)

Net (loss) income per common share
- Basic	$(0.40)	[1]	$(0.40)1		$(0.13)	[1]	$(0.20)	[1]	$(0.34)	[2]	$(0.37)	[2]	$0.18 [3]	$0.16	[3]	$(0.68)	$(0.79)

- Diluted	$(0.40)	[1]	$(0.40)	[1]	$(0.13)	[1]	$(0.20)	[1]	$(0.34)	[2]	$(0.37)	[2]	$0.17 [3]	$0.14	[3]	$(0.68)	$(0.79)

1)	Includes default interest expense of $1,600 which was reversed to income in the second quarter of 2001 upon the signing of the Amended Credit Agreement.

2)	Includes pre-tax loss on sale of assets of $2,629.

3)	Includes pre-tax gain on sale of assets of $2,573.

4)	As restated, see Note 15.

(Concluded)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
American HomePatient, Inc.
Brentwood, Tennessee

We have audited the consolidated financial statements of American HomePatient, Inc. and subsidiaries (the “Company”) (Debtor-in-Possession) as of December 31, 2002 and 2001, and for the years then ended, and have issued our report thereon dated March 20, 2003 (which expresses an unqualified opinion and includes explanatory paragraphs (a) relating to the application of procedures for certain revisions of disclosures presented in the 2000 financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such revised disclosures; (b) relating to the restatement described in Note 15; (c) relating to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets on January 1, 2002; (d) relating to the Company’s filing for reorganization under Chapter 11 of the Federal Bankruptcy Code; and (e) relating to substantial doubt about the Company’s ability to continue as a going concern; such report is included elsewhere in this Form 10-K for the year ended December 31, 2002). Our audits also included the 2002 and 2001 financial statement schedules of the Company, listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the 2002 and 2001 financial statement schedules, when considered in relation to the 2002 and 2001 basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. The financial statement schedule as of December 31, 2000 and for the year then ended was audited by other auditors who have ceased operations. Those auditors expressed an opinion in their report dated February 18, 2002 (except with respect to the matters discussed in Note 15, as to which the date is March 19, 2002), that such 2000 financial statement schedule, when considered in relation to the 2000 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
March 20, 2003

S-1

AMERICAN HOMEPATIENT, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2002, 2001 and 2000

     ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Column A	Column B	Column C			Column D			Column E

		Additions			Deductions

	Balance at				Write-offs			Balance at
	Beginning	Bad Debt			Net of			End of
Description	of Period	Expense	Other		Recoveries	Other		Period

For the year ended December 31, 2002:	$32,152,000	$11,437,000	$—		$20,598,000	$—		$22,991,000

For the year ended December 31, 2001:	$40,862,000	$15,813,000	$—		$21,935,000	$2,588,000	(1)	$32,152,000

For the year ended December 31, 2000:	$56,876,000	$23,449,000	$3,766,000	(2)	$43,229,000	$—		$40,862,000

(1)	Amounts represent reserves associated with accounts receivable sold in conjunction with sales of assets of centers.

(2)	Amounts represent reserves recorded as a result of consolidating previously 50% owned joint ventures.

     RETAIL INVENTORY RESERVES:

Column A	Column B	Column C		Column D			Column E

		Additions		Deductions

	Balance at						Balance at
	Beginning	Cost of					End of
Description	of Period	Sales	Other	Write-offs	Other		Period

For the year ended December 31, 2002:	$1,191,000	$45,000	$—	$123,000	$530,000	(3)	$583,000

For the year ended December 31, 2001:	$2,021,000	$—	$—	$203,000	$627,000	(3)	$1,191,000

For the year ended December 31, 2000:	$1,850,000	$494,000	$—	$323,000	$—		$2,021,000

(3)	Amounts represent favorable adjustments to cost of sales as a result of the Company’s reassessment of required reserve levels due to reduced inventory exposure at the end of the period.

(4)	Amounts include provision of inventory reserves related to exiting certain contracts, the de-emphasis of soft goods, and other inventory exposures.

(5)	Amounts include actual write-offs of soft goods inventory and inventory associated with certain exited contracts.

     RENTAL EQUIPMENT RESERVES:

Column A	Column B	Column C		Column D			Column E

		Additions		Deductions

	Balance at						Balance at
	Beginning	Depreciation					End of
Description	of Period	Expense	Other	Write-offs		Other	Period

For the year ended December 31, 2002:	$1,152,000	$228,000	$—	$450,000		$—	$930,000

For the year ended December 31, 2001:	$1,239,000	$—	$—	$87,000		$—	$1,152,000

For the year ended December 31, 2000:	$1,954,000	$615,000	$—	$1,330,000	(6)	$—	$1,239,000

(6)	Amounts include write-offs of rental equipment associated with certain acquired centers which had been previously reserved.

S-2

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No.33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 10-Q for the Quarter ended June 30, 1996).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

10.1	Amended and Restated Subsidiary Security Agreement dated July 31, 2001, by and among Bankers Trust Company and certain direct and indirect subsidiaries of American HomePatient, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-K for the Year ended December 31, 2001).

10.2	Amended and Restated Borrower Security Agreement dated July 31, 2001, by and between Bankers Trust Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-K for the Year ended December 31, 2001).

10.3	1991 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement No. 33-89568 on Form S-2).

Exhibit
Number	Description of Exhibit

10.4	Amendment No. 4 to 1991 Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit A of Schedule 14A dated April 17, 1995).

10.5	1995 Nonqualified Stock Option Plan for Directors (incorporated herein by reference to Exhibit B of Schedule 14A dated April 17, 1995).

10.6	Agreement of Partnership of Homelink Home Healthcare Partnership dated February 28, 1985, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc., as amended by First Amendment to Agreement of Partnership of Homelink Home Health Care Partnership dated February 28, 1988, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Healthcare Services, Inc. and Second Amendment to Agreement of Partnership of Homelink Home Health Care Partnership dated October 1, 1988, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc. and Third Amendment to Agreement of Partnership of Homelink Healthcare Partnership dated October 1, 1991, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc. (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement No. 33-89568 on Form S-2).

10.7	Form of Underwriting Agreement (incorporated by reference to Exhibit 1 to the Company’s Registration Statement No. 33-89568 on Form S-2).

10.8	Borrower Partnership Security Agreement dated December 28, 1995, by and between Bankers Trust Company and the Company (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1995).

10.9	Subsidiary Partnership Security Agreement dated December 28, 1995, by and between Bankers Trust Company and certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1995).

10.10	Amended and Restated Borrower Pledge Agreement dated December 28, 1995, by and between Bankers Trust Company and the Company (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1995).

Exhibit
Number	Description of Exhibit

10.11	Amended and Restated Subsidiary Pledge Agreement dated December 28, 1995 by and among Bankers Trust Company and certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1995).

10.12	Subsidiary Guaranty dated October 20, 1994 by certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1995).

10.13	Lease and addendum as amended dated October 25, 1995, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.47 to the Company’s Report on Form 10-K for the Year ended December 31, 1996).

10.14	Employment Agreement effective December 1, 2000 between the Company and Joseph F. Furlong, III (incorporated by reference to Exhibit 10.57 to the Company’s Report on Form 10-K for the Year ended December 31, 2000).

10.15	Employment Agreement dated January 1, 2001 between the Company and Marilyn A. O’Hara (incorporated by reference to Exhibit 10.58 to the Company’s Report on Form 10-K for the Year ended December 31, 2000).

10.16	Employment Agreement dated January 1, 2001 between the Company and Thomas E. Mills (incorporated by reference to Exhibit 10.59 to the Company’s Report on Form 10-K for the Year ended December 31, 2000).

10.17	Fifth Amended and Restated Credit Agreement dated May 25, 2001 by and among American HomePatient, Inc., the Lenders named therein and Bankers Trust Company (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 10-K/A for the Year ended December 31, 2000).

10.18	Form of Promissory Note dated May 25, 2001, by and between American HomePatient, Inc. and each of Bankers Trust Company, Longacre Master Fund Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 10-K/A for the Year ended December 31, 2000).

10.19	Warrant Agreement dated May 25, 2001 by and among American HomePatient, Inc., the Lenders and Bankers Trust Company (incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 10-K/A for the Year ended December 31, 2000).

Exhibit
Number	Description of Exhibit

10.20	Concentration Bank Agreement dated June 8, 2001 by and among American HomePatient, Inc., PNC Bank, National Association, and Bankers Trust Company (incorporated by reference to Exhibit 10.22 to the Company’s Report on Form 10-K for the Year ended December 31, 2001).

10.21	Addendum to Concentration Bank Agreement dated July 31, 2001 by and among American HomePatient, Inc., certain of its direct and indirect subsidiaries, PNC Bank, National Association, and Bankers Trust Company (incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 10-K for the Year ended December 31, 2001).

10.22	Blocked Account Agreement dated June 8, 2001 by and among American HomePatient, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.24 to the Company’s Report on Form 10-K for the Year ended December 31, 2001).

10.23	Amendment No. 9 to 1991 Nonqualified Stock Option Plan.

21	Subsidiary List.

23.1	Consent of Deloitte & Touche LLP.

23.2	Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP.

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.