Form 10-Q/A
period 2002-03-31
AMERICAN HOMEPATIENT INC
filed 2003-04-30
CIK 879181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

CHECK ONE

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

American HomePatient, Inc.

(Debtor-in-Possession as of July 31, 2002)
(exact name of registrant as specified in its charter)

Delaware	0-19532	62-1474680

(State or other jurisdiction of	(Commission	(IRS Employer Identification No.)
incorporation or organization)	File Number)

5200 Maryland Way, Suite 400, Brentwood, Tennessee	37027

(Address of principal executive offices)	(Zip Code)

(615) 221-8884

(Registrant’s telephone number, including area code)

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

Yes [  ]    No [X]

16,367,389

(Outstanding shares of the issuer’s common stock as of March 24, 2003)

EXPLANATORY NOTE:

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PART I, ITEMS 1 AND 2, AND PART II, ITEM 6 OF OUR FORM 10-Q, ORIGINALLY FILED ON MAY 15, 2002, TO REFLECT THE RESTATEMENT OF OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND AS OF DECEMBER 31, 2001. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF THE DATE OF THE ORIGINAL FORM 10-Q FILING AND DOES NOT REFLECT ANY SUBSEQUENT EVENTS OTHER THAN THE EFFECTS OF THE RESTATEMENT INCLUDED IN NOTE 10 “RESTATEMENT.” IN ADDITION, SUBSEQUENT TO THE ORIGINAL FILING OF OUR FORM 10-Q, AMERICAN HOMEPATIENT, INC. AND 24 OF ITS SUBSIDIARIES FILED VOLUNTARY PETITIONS FOR RELIEF TO REORGANIZE UNDER CHAPTER 11 OF THE U.S. BANKRUPTCY CODE IN THE UNITED STATES BANKRUPTCY COURT FOR THE MIDDLE DISTRICT OF TENNESSEE. SEE NOTE 11 “SUBSEQUENT EVENT – BANKRUPTCY FILING” FOR DISCLOSURE OF THE BANKRUPTCY FILING. THE FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002, AND AS OF DECEMBER 31, 2001, HAVE NOT BEEN ADJUSTED AS A RESULT OF THE BANKRUPTCY FILING. SEE NOTE 10 TO THE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR FURTHER DISCUSSION OF THE RESTATEMENT.

Total number of sequentially pages is 54

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS
Ex-99.1 Section 906 Certification of the CEO
Ex-99.2 Section 906 Certification of the CFO

PART I.    FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS

	March 31,	December 31,
	2002	2001

	(As restated,	(As restated,
	see Note 10)	see Note 10)
CURRENT ASSETS:
Cash and cash equivalents	$6,277,000	$9,129,000
Restricted cash	53,000	265,000
Accounts receivable, less allowance for doubtful accounts of $31,164,000 and $32,152,000, respectively	60,460,000	62,154,000
Inventories, net of inventory reserves of $1,020,000 and $1,191,000, respectively	13,350,000	14,001,000
Prepaid expenses and other current assets	1,667,000	1,582,000
Federal income tax receivable	2,112,000	—

Total current assets	83,919,000	87,131,000

PROPERTY AND EQUIPMENT, at cost:	173,846,000	172,626,000
Less accumulated depreciation and amortization	(126,757,000)	(125,538,000)

Property and equipment, net	47,089,000	47,088,000

OTHER ASSETS:
Goodwill, net	121,214,000	189,699,000
Investment in joint ventures	9,077,000	9,450,000
Deferred financing costs, net of accumulated amortization of $10,337,000 and $9,518,000, respectively	2,567,000	3,383,000
Other assets	10,342,000	10,289,000

Total other assets	143,200,000	212,821,000

TOTAL ASSETS	$274,208,000	$347,040,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

	March 31,	December 31,
	2002	2001

	(As restated,	(As restated,
	see Note 10)	see Note 10)
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$278,859,000	$282,554,000
Accounts payable	17,787,000	19,819,000
Other payables	2,437,000	2,600,000
Accrued expenses:
Payroll and related benefits	7,662,000	8,054,000
Interest	2,473,000	2,231,000
Insurance, including self-insurance reserves	5,764,000	5,229,000
Other	7,206,000	7,080,000

Total current liabilities	322,188,000	327,567,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	550,000	1,142,000
Other noncurrent liabilities	4,787,000	4,782,000

Total noncurrent liabilities	5,337,000	5,924,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 16,367,000 and 16,327,000 shares, respectively	164,000	163,000
Paid-in capital	173,985,000	173,975,000
Accumulated deficit	(227,466,000)	(160,589,000)

Total shareholders’ (deficit) equity	(53,317,000)	13,549,000

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$274,208,000	$347,040,000

(Concluded)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,

	2002	2001

	(As restated,	(As restated,
	see Note 10)	see Note 10)
REVENUES:
Sales and related service revenues	$34,823,000	$43,868,000
Rentals and other revenues	45,181,000	46,396,000

Total revenues	80,004,000	90,264,000

EXPENSES:
Cost of sales and related services	16,504,000	22,066,000
Cost of rentals and other revenues, including rental equipment depreciation of $4,639,000 and $5,172,000, respectively	8,186,000	8,518,000
Operating, including bad debt expense of $4,170,000 and $3,961,000, respectively	46,336,000	49,521,000
General and administrative	4,262,000	4,109,000
Earnings from joint ventures	(1,273,000)	(1,059,000)
Depreciation, excluding rental equipment, and amortization	1,033,000	2,828,000
Amortization of deferred financing costs	824,000	324,000
Interest	5,203,000	10,228,000
Gain on sale of assets of center	(667,000)	—

Total expenses	80,408,000	96,535,000

LOSS FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(404,000)	(6,271,000)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(2,012,000)	150,000

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,608,000	(6,421,000)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE WITH NO RELATED TAX EFFECT	(68,485,000)	—

NET LOSS	$(66,877,000)	$(6,421,000)

INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
- Basic	$0.10	$(0.40)

- Diluted	$0.09	$(0.40)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE:
- Basic	$(4.20)	$—

- Diluted	$(3.66)	$—

NET LOSS PER COMMON SHARE:
- Basic	$(4.10)	$(0.40)

- Diluted	$(3.57)	$(0.40)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	16,331,000	16,018,000

- Diluted	18,729,000	16,018,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

	2002	2001

	(As restated,	(As restated,
	see Note 10)	see Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,877,000)	$(6,421,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	68,485,000	—
Depreciation and amortization	5,672,000	8,000,000
Amortization of deferred financing costs	824,000	324,000
Provision for doubtful accounts	(988,000)	(2,138,000)
Provision for inventory	(171,000)	30,000
Equity in earnings of unconsolidated joint ventures	(769,000)	(508,000)
Minority interest	72,000	71,000
Gain on sale of assets of center	(667,000)	—
Change in assets and liabilities, net of dispositions:
Accounts receivable	2,179,000	4,368,000
Inventories	551,000	1,389,000
Prepaid expenses and other current assets	(86,000)	154,000
Federal income tax receivable	(2,112,000)	—
Accounts payable, other payables and accrued expenses	(1,954,000)	2,613,000
Other noncurrent liabilities	(12,000)	18,000
Other assets and liabilities	(69,000)	89,000

Net cash provided by operating activities	4,078,000	7,989,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets of center	1,805,000	—
Additions to property and equipment, net	(5,750,000)	(4,662,000)
Distributions and loan payments from (advances to) unconsolidated joint ventures, net	1,142,000	(272,000)

Net cash used in investing activities	$(2,803,000)	$(4,934,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Three Months Ended March 31,

	2002	2001

	(As restated,	(As restated,
	see Note 10)	see Note 10)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(4,287,000)	(208,000)
Proceeds from employee stock purchase plan	—	202,000
Proceeds from exercise of stock options	11,000	—
Deferred financing costs	(8,000)	(133,000)
Distributions to minority interest owners	(55,000)	(63,000)
Restricted cash	212,000	173,000

Net cash used in financing activities	(4,127,000)	(29,000)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,852,000)	3,026,000
CASH AND CASH EQUIVALENTS, beginning of period	9,129,000	12,081,000

CASH AND CASH EQUIVALENTS, end of period	$6,277,000	$15,107,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$4,813,000	$6,606,000

Cash payments of income taxes	$49,000	$172,000

NON-CASH FINANCING ACTIVITIES:
Office equipment capital leases	$—	$1,294,000

(Concluded)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. American HomePatient, Inc and subsidiaries (the “Company”) provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the three months ended March 31, 2002, such services represented 65%, 15% and 20%, respectively of revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of March 31, 2002, the Company provided these services to patients primarily in the home through 287 centers in 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. From its inception through 1997 the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company’s strategy shifted from acquiring new businesses to focusing more on internal growth, integrating its acquired operations and achieving operating efficiencies.

The interim condensed consolidated financial statements of the Company for the three months ended March 31, 2002 and 2001 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at March 31, 2002 and the results of operations and the cash flows for the three months ended March 31, 2002 and 2001.

The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

2.       BANK CREDIT FACILITY

At March 31, 2002, the Company had current assets of $83.9 million and current liabilities of $322.2 million, resulting in a working capital deficit of $238.3 million and current ratio of 0.3x as compared to a working capital deficit of $240.4 million and a current ratio of 0.3x at December 31, 2001.

The Company is the borrower under the Bank Credit Facility between the Company and Deutsche Bank Trust Company, successor to Bankers Trust Company, as agent for the Lenders. The Company’s breach of several of the financial covenants in the Fourth Amended and Restated Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to not be in compliance with certain covenants of the Fourth Amended and Restated Credit Agreement. On June 8, 2001, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a Balloon Payment of $281.5 million on December 31, 2002. As of May 9, 2002, the Company has paid the $750,000 principal payment due on September 30, 2001, the $750,000 principal payment due on December 31, 2001, the $11.6 million principal payment due on March 31, 2002 as well as the $1.0 million principal payment due on June 30, 2002, $0.6 million of the $1.0 million principal payment due on September 30, 2002, and $5.3 million of the Balloon Payment due on December 31, 2002. These early payments of 2002 principal were generated from operational cash flows, from the sales of assets of centers, from the sales of the Company’s wholly-owned real estate and from the collection of patient receivables associated with the asset sales. The Bank Credit Facility matures on December 31, 2002, and payment of the entire outstanding balance (the “Balloon Payment”) is due at that time. Anticipated future cash flow from operations will not be sufficient to pay the Balloon Payment. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal, then the Company’s ability to make the Balloon Payment is contingent upon obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. Additional sources of funds may be required and there can be no assurance that the Company will be able to obtain additional funds on terms acceptable to the Company or at all. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company’s excess cash flow and from the proceeds of the Company’s sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the Company’s assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of May 9, 2002, totals $276.6 million (which excludes letters of credit totaling $3.4 million).

The Amended Credit Agreement further provides for the payment to the Lenders of certain fees. These fees include a restructuring fee of $1.2 million (paid on the effective date of the Amended Credit Agreement), $200,000 payable on each of December 31, 2001, March 31, 2002 and June 30, 2002, as well as $459,000 payable on September 30, 2002. In addition, the Company has an obligation to pay the agent an annual administrative fee of $75,000 and an annual fee of .50% of the average monthly outstanding indebtedness on each anniversary of the Amended Credit Agreement.

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

Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company is also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times adjusted EBITDA, as defined by the Amended Credit Agreement. As of March 31, 2002, the weighted average borrowing rate was 7.3%. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest would be payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer would have the right to designate the Adjusted Eurodollar Rate plus the applicable margin as the applicable interest rate.

The Company was required to issue, effective on March 31, 2001, warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable during the period commencing June 1, 2001 and ending May 31, 2011, and the remaining fifty percent are exercisable during the period commencing September 30, 2001 and ending September 29, 2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000. As of May 9, 2002 these warrants have not been exercised.

3.       GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $66,877,000 and $12,892,000 for the three months ended March 31, 2002 and the year ended December 31, 2001, respectively, and has a shareholders’ deficit of $53,317,000 at March 31, 2002. The Company has substantial debt balances related to the Amended Credit Agreement, of which $276.9 million is due on or before December 31, 2002. There is currently no commitment as to how any such payment would be satisfied by the Company. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

4.       GOVERNMENT INVESTIGATION AND LITIGATION

On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. The Company also agreed to pay the relator’s attorneys fees and expenses. The Company’s Plan of Reorganization proposes that the Company will timely pay all amounts owed in accordance with the Government Settlement. The Company has reserved $4,186,000 for its future obligations pursuant to the Government Settlement. The Government Settlement does not resolve the relator’s claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims.

The Company also was named as a defendant in two other False Claims Act cases. In each of those cases, the DOJ declined to intervene and both cases were subsequently dismissed in March 2001. The first of these cases, United States ex rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on motion of the Company on March 9, 2001. The appeal of that dismissal was argued in November 2001; however, in December 2001 the Court of Appeals for the Eleventh Circuit dismissed the appeal on jurisdictional grounds and returned the case to the trial court. In January 2002, one of the other defendants filed a Motion for Reconsideration with the Court of Appeals. Mr. Corsello’s qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The other case, United States ex rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison’s own motion on March 22, 2001. Since that date, the Company has not been served with any additional papers in this case. Mr. Hutchison’s qui tam complaint alleged that the Company and numerous other unrelated defendants filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary.

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

There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $4,186,000 reserve discussed above which relates to the Government Settlement, the Company has not recorded any reserves related to the unsettled government investigations. The outcome of any pending lawsuits or future settlements could have a material adverse effect on the Company.

The Company is a party to other legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these other actions will not have a material adverse effect on its financial position or results of operations.

5.       RELATED PARTY TRANSACTIONS

A partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. (“H3GM”), which the Company engaged during 2002 and 2001 to render legal advice in a variety of activities, is a director of the Company. The Company paid H3GM $196,000 and $117,000 during the three months ended March 31, 2002 and 2001, respectively.

6.     SALE OF ASSETS OF CENTER

In the quarter ended March 31, 2002, the Company recorded a pre-tax gain of approximately $0.7 million related to the sale of the assets of an infusion business and nursing agency (collectively, the “Center”). Effective March 19, 2002, substantially all of the assets of the Center were sold for approximately $1.3 million in cash. Funds representing the value of the remaining assets of the Center have been escrowed pending regulatory approvals and will be released once these are obtained. During the three months ended March 31, 2002 and 2001, the Center generated approximately $1.9 million and $2.5 million, respectively, in total revenues. The proceeds of this sale were used to pay down debt under the Company’s Bank Credit Facility.

7.       EARNINGS PER SHARE

Under the standards established by Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible debt, options and warrants. In computing diluted earnings per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method. For the three months ended March 31, 2002 and 2001, approximately 3,789,000 and 2,380,000 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

The following information is necessary to calculate earnings per share for the periods presented:

	Three Months Ended March 31,

	2002	2001

Income (loss) before cumulative effect of change in accounting principle	$1,608,000	$(6,421,000)
Cumulative effect of change in accounting principle	(68,485,000)	—

Net loss	$(66,877,000)	$(6,421,000)

Weighted average common shares outstanding	16,331,000	16,018,000
Effect of dilutive options and warrants	2,398,000	—

Adjusted diluted common shares outstanding	18,729,000	16,018,000

Income (loss) per common share before cumulative effect of change in accounting principle
- Basic	$0.10	$(0.40)

- Diluted	$0.09	$(0.40)

Cumulative effect of change in accounting principle per common share
- Basic	$(4.20)	$—

- Diluted	$(3.66)	$—

Net loss per common share
- Basic	$(4.10)	$(0.40)

- Diluted	$(3.57)	$(0.40)

8.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company adopted SFAS No. 141 effective July 1, 2001. See Note 9 “Adoption of SFAS No. 142” for disclosure of the impact of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also makes several technical corrections and clarifications to other existing authoritative pronouncements. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company does not anticipate that the future adoption of the provisions of SFAS No. 145 which will be effective for transactions after May 15, 2002 will have a material effect on its financial statements. The Company is evaluating the remaining provisions of SFAS No. 145 and will adopt the remaining provisions prospectively on January 1, 2003.

9.      ADOPTION OF SFAS NO. 142

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the adoption date, the Company had unamortized goodwill in the amount of $189.7 million. In accordance with SFAS No. 142, effective January 1, 2002 the Company discontinued amortization of goodwill. Goodwill was tested for impairment by comparing the fair value of goodwill to the carrying value of goodwill. Fair value was determined using projected operating results and a combination of analyses which included discounted cash flow calculations, market multiples and other market information. Key assumptions used in these estimates include projected operating results, discount rates, and peer market multiples. The implied fair value of goodwill did not support the carrying value of goodwill primarily due to the Company’s highly leveraged capital structure.

Based upon the results of the Company’s initial impairment tests, the Company has recorded an impairment loss of $68.5 million in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. There was no tax effect on the impairment loss due to the fact that the majority of the related goodwill was non-tax deductible and because of the Company’s federal net operating loss position. The Company will conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing. Any subsequent impairment losses will be recognized as an operating expense in the Company’s consolidated statements of operations. The Company recorded goodwill amortization expense of $1.4 million in the three months ended March 31, 2001.

The change in the carrying amount of goodwill for the quarter ended March 31, 2002 is as follows:

2002

Goodwill, net of accumulated amortization, beginning of period	$189,699,000
Transitional impairment loss	(68,485,000)

Goodwill, net of accumulated amortization, end of period	$121,214,000

Actual results of operations for the three months ended March 31, 2002 and pro forma results of operations for the three months ended March 31, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 in that period are as follows:

	Three Months Ended March 31,

	2002	2001

Reported net loss	$(66,877,000)	$(6,421,000)
Add: Goodwill amortization	—	1,419,000

Adjusted net loss	$(66,877,000)	$(5,002,000)

Basic loss per share
Reported net loss	$(4.10)	$(0.40)
Goodwill amortization	—	0.09

Adjusted net loss	$(4.10)	$(0.31)

Diluted loss per share
Reported net loss	$(3.57)	$(0.40)
Goodwill amortization	—	0.09

Adjusted net loss	$(3.57)	$(0.31)

10.       RESTATEMENT

Subsequent to the issuance of the Company’s March 31, 2002 consolidated financial statements, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. A summary of these items is provided below.

In June 2001, the Company executed the Amended Credit Agreement (see Note 2) incurring restructuring fees of approximately $2,259,000. These fees were initially expensed as paid but should have been accrued and recorded as deferred financing costs and amortized over the appropriate term. In addition, in connection with the Amended Credit Agreement, the Company issued warrants to its Lenders. The Company initially amortized these warrants incorrectly. The Amended Credit Agreement also stipulated that the Company pay an administrative fee of $75,000 and an annual fee of 0.50% of the average monthly outstanding indebtedness. These fees were capitalized as deferred financing costs when paid, which were subsequently amortized instead of accruing the costs as interest expense as incurred. Finally, the Amended Credit Agreement and its predecessor agreement (the “Agreements”), called for the payment of additional interest in the amount of 4.5% per annum on that principal portion outstanding in excess of four times Adjusted EBITDA, as defined by the Agreements. The initial accounting for this interest was not appropriate. As a result of the above, accrued interest was understated by approximately $225,000 as of March 31, 2001, and interest expense should have been approximately $225,000 higher for the three months ended March 31, 2001. Deferred financing costs, net were understated by approximately $309,000, accrued interest and accrued financing costs were understated by approximately $1,188,000 and $859,000, respectively, as of December 31, 2001. Deferred financing costs, net were overstated by approximately $277,000, accrued interest was understated by approximately $355,000 and accrued financing costs were overstated by approximately $200,000, as of March 31, 2002. Interest expense and amortization of deferred financing costs should have been approximately $355,000 and $77,000 higher, respectively, for the three months ended March 31, 2002.

During the three months ended March 31, 2002 and 2001 and for the year ended December 31, 2001, the Company accounted for certain leases as operating leases, which should have been recorded as capital leases. As a result, property and equipment, net and capital lease obligations were understated by approximately $1,169,000 at March 31, 2001, interest expense and depreciation expense should have been approximately $24,000 and $125,000 higher, respectively, and rent expense was overstated by approximately $149,000 for the three months ended March 31, 2001. Property and equipment, net and capital lease obligations were understated by approximately $883,000 and $885,000, respectively, at December 31, 2001. Property and equipment, net and capital lease obligations were both overstated by approximately $119,000. Interest expense and depreciation expense should have been approximately $17,000 and $119,000 higher, respectively, and rent expense was overstated by approximately $136,000 for the three months ended March 31, 2002.

In addition, the Company determined the following related to its March 31, 2001 consolidated financial statements:

•	Certain reserves and accruals related to inventory required adjustment resulting in an increase in inventory and a decrease in cost of sales and related services of approximately $104,000;

•	Certain reserves and accruals related to insurance required adjustment resulting in a decrease in accrued insurance and operating expenses of approximately $150,000;

•	Certain costs totaling $240,000 that were capitalized should have been expensed; and

•	Amortization expense related to the warrants was improperly recorded resulting in an understatement of expense of approximately $76,000.

In addition, the Company determined the following related to its December 31, 2001 consolidated financial statements:

•	Certain of its investments in bonds were not appropriately accounted for resulting in an understatement of assets of approximately $88,000;

•	Interest expense related to the Government Settlement was not recorded resulting in an understatement of accrued interest of approximately $137,000;

•	Certain reserves and accruals related to inventory and property and equipment required adjustment resulting in an increase in inventory of approximately $392,000, an increase in property and equipment of approximately $126,000, and an increase in accounts payable of approximately $338,000; and

•	Certain costs totaling $150,000 that were capitalized should have been expensed.

In addition, the Company determined the following related to its March 31, 2002 consolidated financial statements:

•	Certain of its investments in bonds were not appropriately accounted for resulting in an understatement of other assets, net of approximately $28,000, an overstatement of interest receivable of approximately $47,000 and an overstatement of interest income of approximately $19,000;

•	Interest expense related to the Government Settlement was not recorded resulting in an understatement of accrued interest and interest expense of approximately $49,000;

•	Certain reserves and accruals related to inventory, net and property and equipment, net required adjustment resulting in a decrease in inventory, net of approximately $416,000, a decrease in property and equipment, net of approximately $131,000, a decrease in accounts payable of approximately $332,000, an increase in cost of sales and related services of approximately $217,000, and a decrease in operating expenses of approximately $2,000; and

•	Certain costs totaling $540,000 that were capitalized should have been expensed.

•	Amortization expense related to the warrants was improperly recorded resulting in an understatement of expense of approximately $34,000.

During the three months ended March 31, 2002, the Company did not account for a federal income tax receivable related to the enactment of the Job Creation and Workers Assistance Act of 2002. As a result, federal income tax receivable and the benefit from income taxes were understated by approximately $2,112,000 as of and for the three months ended March 31, 2002.

The Company also made adjustments pertaining to other miscellaneous adjustments to its previously issued March 31, 2001 and 2002 financial statements that had the effect of increasing previously reported net loss by approximately $14,000 and $142,000 for the three months ended March 31, 2001 and 2002, respectively.

In addition to the aforementioned restatement items, adjustments pertaining to the amortization of warrants, certain of the Company’s investments and general and administrative expenses related to the year ended December 31, 2000 were also identified. The Company recorded the effects of these adjustments, which would have decreased previously reported 2000 net loss by approximately $477,000, during the three months ended March 31, 2001.

The consolidated financial statements as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001, contained herein have been restated to reflect the above discussed adjustments. The following are reconciliations of the Company’s financial statements previously filed to the restated financial statements:

	March 31, 2002

	As Previously
	Reported	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,307,000	$6,277,000
Restricted cash	53,000	53,000
Accounts receivable, less allowance for doubtful accounts	60,290,000	60,460,000
Inventories, net of inventory reserves of $984,000 and $1,020,000, respectively	13,385,000	13,350,000
Prepaid expenses and other current assets	2,208,000	1,667,000
Federal income tax receivable	—	2,112,000

Total current assets	82,243,000	83,919,000

PROPERTY AND EQUIPMENT, at cost:	172,618,000	173,846,000
Less accumulated depreciation and amortization	(126,143,000)	(126,757,000)

Property and equipment, net	46,475,000	47,089,000

OTHER ASSETS:
Goodwill, net	121,214,000	121,214,000
Investment in joint ventures	9,067,000	9,077,000
Deferred financing costs, net of accumulated amortization of $10,226,000 and $10,337,000, respectively	2,434,000	2,567,000
Other assets	10,076,000	10,342,000

Total other assets	142,791,000	143,200,000

TOTAL ASSETS	$271,509,000	$274,208,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$277,958,000	$278,859,000
Accounts payable	17,625,000	17,787,000
Other payables	2,437,000	2,437,000
Accrued expenses:
Payroll and related benefits	7,662,000	7,662,000
Interest	745,000	2,473,000
Insurance, including self-insurance reserves	5,764,000	5,764,000
Other	6,496,000	7,206,000

Total current liabilities	318,687,000	322,188,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	684,000	550,000
Other noncurrent liabilities	4,788,000	4,787,000

Total noncurrent liabilities	5,472,000	5,337,000

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock; $.01 par value; authorized 35,000,000 shares; 16,367,000 issued and outstanding	164,000	164,000
Paid-in capital	173,985,000	173,985,000
Accumulated deficit	(226,799,000)	(227,466,000)

Total shareholders’ deficit	(52,650,000)	(53,317,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$271,509,000	$274,208,000

	December 31, 2001

	As Previously
	Reported	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,159,000	$9,129,000
Restricted cash	265,000	265,000
Accounts receivable, less allowance for doubtful accounts	61,661,000	62,154,000
Inventories, net of inventory reserves of $1,384,000 and $1,191,000, respectively	13,257,000	14,001,000
Prepaid expenses and other current assets	1,583,000	1,582,000

Total current assets	85,925,000	87,131,000

PROPERTY AND EQUIPMENT, at cost:	171,266,000	172,626,000
Less accumulated depreciation and amortization	(125,043,000)	(125,538,000)

Property and equipment, net	46,223,000	47,088,000

OTHER ASSETS:
Goodwill, net	189,699,000	189,699,000
Investment in joint ventures	9,492,000	9,450,000
Deferred financing costs, net of accumulated amortization of $9,352,000 and $9,518,000, respectively	2,939,000	3,383,000
Other assets	10,386,000	10,289,000

Total other assets	212,516,000	212,821,000

TOTAL ASSETS	$344,664,000	$347,040,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$282,087,000	$282,554,000
Accounts payable	19,360,000	19,819,000
Other payables	2,600,000	2,600,000
Accrued expenses:
Payroll and related benefits	8,054,000	8,054,000
Interest	907,000	2,231,000
Insurance, including self-insurance reserves	5,229,000	5,229,000
Other	6,024,000	7,080,000

Total current liabilities	324,261,000	327,567,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	723,000	1,142,000
Other noncurrent liabilities	4,783,000	4,782,000

Total noncurrent liabilities	5,506,000	5,924,000

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock; $.01 par value; authorized 35,000,000 shares; 16,327,000 issued and outstanding	163,000	163,000
Paid-in capital	173,975,000	173,975,000
Accumulated deficit	(159,241,000)	(160,589,000)

Total shareholders’ equity	14,897,000	13,549,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$344,664,000	$347,040,000

	Three Months Ended March 31, 2002

	As Previously
	Reported	As Restated

REVENUES:
Sales and related service revenues	$34,823,000	$34,823,000
Rentals and other revenues	45,200,000	45,181,000

Total revenues	80,023,000	80,004,000

EXPENSES AND OTHER:
Cost of sales and related services	16,275,000	16,504,000
Cost of rentals and other revenues, including rental equipment depreciation	8,198,000	8,186,000
Operating, including bad debt expense	45,971,000	46,336,000
General and administrative	4,106,000	4,262,000
Earnings from joint ventures	(1,295,000)	(1,273,000)
Depreciation, excluding rental equipment, and amortization	914,000	1,033,000
Amortization of deferred financing costs	713,000	824,000
Interest	4,781,000	5,203,000
Gain on sale of assets of center	(667,000)	(667,000)

Total expenses	78,996,000	80,408,000

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,027,000	(404,000)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	100,000	(2,012,000)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	927,000	1,608,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE WITH NO RELATED TAX EFFECT	(68,485,000)	(68,485,000)

NET LOSS	$(67,558,000)	$(66,877,000)

INCOME PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
- Basic	$0.06	$0.10

- Diluted	$0.06	$0.09

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE:
- Basic	$(4.20)	$(4.20)

- Diluted	$(4.09)	$(3.66)

NET LOSS PER COMMON SHARE:
- Basic	$(4.14)	$(4.10)

- Diluted	$(4.03)	$(3.57)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	16,331,000	16,331,000

- Diluted	16,769,000	18,729,000

	Three Months Ended March 31, 2001

	As Previously
	Reported	As Restated

REVENUES:
Sales and related service revenues	$43,868,000	$43,868,000
Rentals and other revenues	46,194,000	46,396,000

Total revenues	90,062,000	90,264,000

EXPENSES AND OTHER:
Cost of sales and related services	22,170,000	22,066,000
Cost of rentals and other revenues, including rental equipment depreciation	8,518,000	8,518,000
Operating, including bad debt expense	49,620,000	49,521,000
General and administrative	3,938,000	4,109,000
Earnings from joint ventures	(1,059,000)	(1,059,000)
Depreciation, excluding rental equipment, and amortization	2,704,000	2,828,000
Amortization of deferred financing costs	639,000	324,000
Interest	9,979,000	10,228,000

Total expenses	96,509,000	96,535,000

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(6,447,000)	(6,271,000)
PROVISION FOR INCOME TAXES	150,000	150,000

NET LOSS	$(6,597,000)	$(6,421,000)

NET LOSS PER COMMON SHARE:
- Basic	$(0.40)	$(0.40)

- Diluted	$(0.40)	$(0.40)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	16,352,000	16,018,000

- Diluted	16,352,000	16,018,000

11.      SUBSEQUENT EVENT – BANKRUPTCY FILING

On July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). These cases (the “Chapter 11 Cases”) have been consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. Pleadings in these cases may be viewed at the Court’s website, www.tnmb.uscourts.gov. On January 2, 2003, the Debtors filed its Second Amended Joint Plan of Reorganization (the “Plan”), proposed by the Debtors and the Official Committee of Unsecured Creditors appointed by the Office of the United States Trustee in the Chapter 11 Cases. A Disclosure Statement, the purpose of which is to enable creditors entitled to vote on the Plan to make an informed decision before exercising their right to vote, accompanied the Plan and was also filed on January 2, 2003. The hearing before the Bankruptcy Court on confirmation of the Plan has been set for April 23, 2003. The filing was prompted by the impending December 31, 2002 maturity of the Bank Credit Facility evidenced by the Amended Credit Agreement between the Company and Bank of Montreal, as agent for a syndicate of lenders (the “Lenders”). Indebtedness under the Bank Credit Facility as of March 31, 2002 totals $276.9 million (which excludes letters of credit totaling $3.4 million).

As of July 31, 2002 the Debtors are operating their business as a debtor-in-possession under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court. The Company has not sought to obtain debtor-in-possession secured financing (“DIP Financing”) and currently does not intend to do so. Rather, the Company has used and intends to continue using cash flow and cash on hand to fund day-to-day operations during the bankruptcy process, which is consistent with its operations since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. The Bankruptcy Filing is not anticipated to have a material impact on the Company’s existing joint ventures with unrelated parties, and the Company currently does not anticipate that any other subsidiary or affiliate of the Company will file a voluntary petition for relief.

On October 15, 2002, the Company, the Lenders and the unsecured creditors filed an agreed order with the Bankruptcy Court authorizing the use of cash collateral and granting adequate protection payments to the Lenders. This order authorizes the Company to use cash collateral, but provides certain restrictions on the Company’s ability to make cash disbursements. The Company is authorized to use cash collateral solely for the following purposes: (i) to make cash disbursements as set forth in a cash forecast prepared by the Company, not to exceed 5% in any four week rolling period; (ii) to pay fees required by the Office of the United States Trustee; (iii) to make adequate protection payments to the Lenders; and (iv) to replace or increase certain letters of credit. The Company agreed to make adequate protection payments to the Lenders of $1,600,000 per month beginning with the month of August 2002, subject to maintaining a required minimum cash balance of $12,000,000 plus the amount necessary to fund incentive bonuses that are due through March 31, 2003, as well as any amounts necessary to replace or increase letters of credit. An initial payment totaling $3,200,000 for August and September 2002, in the aggregate, was made on October 15, 2002, and additional adequate protection payments have been paid on the 15th of each successive month. The application of such payments is subject to further order of the Bankruptcy Court. The Bankruptcy Court may recharacterize the application of any payment regardless of how characterized by the Company or the Lenders.

ITEM 2 -     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “projects,” “may,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the Company’s business strategy, operations, cost savings initiatives, future compliance with accounting standards, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations, future compliance with Bank Credit Facility covenants, legislative proposals for healthcare reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and changes in reimbursement policies. Such statements are not guarantees of future performance and are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q/A. The forward-looking statements are made as of the original filing date of the Quarterly Report on Form 10-Q and the Company does not undertake to update to the filing date of this Form 10-Q/A the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

Subsequent to the issuance of the Company’s interim consolidated financial statements as of and for the three months ended March 31, 2002, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. This Form 10-Q/A is being filed for the purpose of amending and restating Part I, Items 1 and 2, and Part II, Item 6 of the Company’s Form 10-Q for the quarterly period ended March 31, 2002 originally filed on May 15, 2002. As a result, the Company’s condensed consolidated financial statements for the three months ended March 31, 2002 and 2001 and as of December 31, 2001 have been restated. See Note 10 to the interim condensed consolidated financial statements for a summary of the significant effects of the restatement. The following discussion and analysis gives effect to the restatement.

See Note 11 “Subsequent Event — Bankruptcy Filing” as it pertains to our filing of bankruptcy on July 31, 2002.

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

The following table sets forth the percentage of the Company’s revenues represented by each line of business for the periods presented:

	Three Months Ended March 31,

	2002	2001

Home respiratory therapy services	65%	58%
Home infusion therapy services	15	18
Home medical equipment and medical supplies	20	24

Total	100%	100%

Prior to 1998, the Company had significantly expanded its operations through a combination of home health care acquisitions and joint ventures and strategic alliances with integrated health care delivery systems. In 1998, the Company purposefully slowed its acquisition activity compared to prior years to focus on existing operations. Since 1998, the Company has not acquired any home health care businesses or developed any new joint ventures other than converting several of its previously owned 50% joint ventures to wholly-owned operations during 1999 and 2000. During 2001, the Company sold certain non-core assets. These consisted of its rehab centers, three infusion centers, and two respiratory and home medical equipment centers, which were sold for an aggregate of $11.1 million in cash. The Company used proceeds from those sales to pay down the Bank Credit Facility. In addition, during 2001 the Company used $1.0 million in proceeds from the sales of its wholly-owned real estate and $0.5 million in proceeds from the collection of patient receivables associated with the sold centers to pay down the Bank Credit Facility. In March 2002, the Company sold substantially all of the assets of an infusion center for $1.3 million in cash and used the proceeds to pay down the Bank Credit Facility. In addition, during 2002 the Company used $0.9 million in proceeds from the collection of patient receivables associated with the sold centers to pay down the Bank Credit Facility.

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

In 1996, the Health Insurance Portability and Accountability Act (“HIPAA”) introduced a new category of federal criminal health care fraud offenses. If a violation of a federal criminal law relates to a health care benefit, then an individual is guilty of committing a federal health care offense. The specific offenses are: health care fraud; theft or embezzlement; false statements; obstruction of an investigation; and money laundering. These crimes can apply to claims submitted not only to government reimbursement programs such as Medicare, Medicaid and TRICARE, but to any third-party payor, and carry penalties including fines and imprisonment.

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

The Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include: (i) Prospective Payment System (“PPS”) requirements for skilled nursing facilities and PPS for home health agencies, which do not affect the Company directly but could affect the Company’s contractual relationships with such entities; (ii) deadlines (as yet undetermined) for obtaining Medicare and Medicaid surety bonds for home health agencies and DME suppliers; and (iii) pilot projects in Polk County, Florida and San Antonio, Texas which were effective between October 1, 1999 and September 30, 2002, and February 1, 2002 and December 31, 2002, respectively, to determine the efficacy of competitive bidding for certain durable medical equipment (“DME”), under which Medicare reimbursements for certain items are reduced between 19% to 34% from the current fee schedules (the Company participated to some extent in both pilot projects). At expiration, the DME items reverted to normal Medicare fees and procedures, although the Bush administration has announced that it intends to expand competitive bidding on a national basis, building on these two pilot projects that yielded savings to Medicare. The United States House of Representatives recently passed a bill that includes provisions for a national competitive bidding program for durable medical equipment, including home oxygen equipment. The United States Senate has recently considered three separate bills that include some provision for national competitive bidding. At the present time, the Senate has not voted on any of these three bills under consideration. The Company cannot predict at this time the outcome of proposed legislation related to a national competitive bidding program or the financial impact of such a program on the Company’s business, if it should become law.

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

The government has broad authority and discretion in enforcing applicable laws and regulations; therefore, the scope and outcome of any such investigations, inquiries, or legal actions cannot be predicted. There can be no assurance that federal, state or local governments will not impose additional regulations upon the Company’s current activities nor that the Company’s past activities will not be found to have violated some of the governing laws and regulations. Any such regulatory changes or findings of violations of laws could adversely affect the Company’s business and financial position, and could even result in the exclusion of the Company from participating in Medicare, Medicaid, and other government reimbursement programs.

      Legal Proceedings. On June 11, 2001, a settlement agreement (the “Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, and a former Company employee, as relator. This Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. The Company also agreed to pay the relator’s attorneys fees and expenses. The Company has reserved $4,186,000 for its future obligations pursuant to the Settlement. The Settlement does not resolve the relator’s claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims.

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

There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to billed claims that are found to be improper, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $4,186,000 reserve discussed above which relates to the Settlement, the Company has not recorded any reserves related to the unsettled government investigations. The outcome of any pending lawsuits or future settlements could have a material adverse effect on the Company.

Medicare Reimbursement for Oxygen Therapy Services

The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 with an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. The Company is one of the nation’s largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for a significant portion of the Company’s on-going revenues. In January 2001, federal legislation was signed into law that provided for a one-time increase, beginning July 1, 2001, in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index (“CPI”). Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, CMS will also have “inherent reasonableness” authority to modify payment rates for all Medicare Part B items and services by as much as 15% without industry consultation, publication or public comment, if the rates are “grossly excessive” or “grossly deficient.” Therefore, the Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation.”

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its critical accounting policies and estimates.

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

      Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the credit-worthiness and collectibility of amounts due from its patients. Approximately 61% of the Company’s year to date 2002 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

Sales and related services revenues include all product sales to patients and are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol medications and respiratory therapy equipment and supplies, and services related to the delivery of these products. Sales revenues are recognized at the time of delivery and are billed using fixed fee schedules based upon the type of product and the payor. Rentals and other patient revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapy. All rentals of equipment are provided by the Company on a month-to-month basis and are billed using fixed monthly fee schedules based upon the type of rental and the payor. The fixed monthly fee encompasses the rental of the product as well as the delivery and the set-up and instruction by the product technician.

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

      Inventory Valuation Reserves and Cost of Sales Recognition. Inventories represent goods and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory at estimated amounts on an interim basis based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. Any resulting adjustment from these physical counts is charged to cost of sales. A reserve is established by management for the valuation of inventory consisting of reserves for incorrect cost of sales percentage estimates, inaccurate counts, obsolete and slow moving items and reserves for specific inventory. The reserves are based on a percentage of gross sales, a percentage of inventory or an amount for specifically identified inventory items. Management believes the current reserve is adequate to absorb estimated reductions in the account balance. The Company is subject to loss for unrecorded inventory adjustments in excess of its recorded inventory reserves.

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

      Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets acquired. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company was required to adopt the provisions of this Statement effective January 1, 2002. SFAS No. 142 requires that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, goodwill and intangible assets with indefinite lives are required to be tested for impairment on an annual basis and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. As of May 9, 2002, the Company has not selected the annual testing date. The Company recorded goodwill amortization expense of $1.4 million in the three months ended March 31, 2001, and ceased amortizing goodwill effective January 1, 2002.

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

      Self Insurance. Self-insurance reserves primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance and employee health insurance. The Company is insured for workers’ compensation but retains the first $250,000 of each claim. The Company is not maintaining annual aggregate stop loss coverage for 2002 and did not maintain annual aggregate stop loss coverage for 2001, as such coverage was not available. Judgments used in determining the self-insurance reserves related to workers’ compensation include loss development factors, frequency of claims and severity of claims. The estimated liability for workers’ compensation claims totaled approximately $3.4 million and $3.2 million as of March 31, 2002 and December 31, 2001, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage of $14.5 million and $8.9 million for 2002 and 2001, respectively. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2002 and had unlimited lifetime reimbursements for 2001. The estimated liability for health insurance claims totaled approximately $2.1 million and $1.9 million as of March 31, 2002 and December 31, 2001, respectively. The Company reviews health insurance trends and payment history and maintains a reserve for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims. Judgments include assessing historical paid claims, average lags between the claims’ incurred dates, reported dates and paid dates, the frequency of claims and the severity of claims.

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

Results of Operations

The Company reports its revenues as follows: (i) sales and related services and (ii) rentals and other revenues. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Cost of rentals and other revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen tanks, rent expense for leased equipment, and rental equipment depreciation expense, and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, division and area management expenses, selling costs, occupancy costs, billing center costs, provision for doubtful accounts, and other operating costs. General and administrative expenses include corporate and senior management expenses.

The majority of the Company’s hospital joint ventures are not consolidated for financial statement reporting purposes. Earnings from hospital joint ventures represent the Company’s equity in earnings as well as management and administrative fees from unconsolidated hospital joint ventures.

      Sale of Assets of Center. In the quarter ended March 31, 2002, the Company recorded a pre-tax gain of $0.7 million related to the sale of the assets of an infusion business and nursing agency (collectively, the “Center”). Effective March 19, 2002, substantially all of the assets of the Center were sold for approximately $1.3 million in cash. Funds representing the value of the remaining assets of the Center have been escrowed pending regulatory approvals and will be released once these are obtained. During the three months ended March 31, 2002 and 2001, the Center generated approximately $1.9 million and $2.5 million, respectively, in total revenues. The proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility.

      Cumulative Effect of Change in Accounting Principle. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the adoption date, the Company had unamortized goodwill in the amount of $189.7 million. In accordance with SFAS No. 142, effective January 1, 2002 the Company discontinued amortization of goodwill. Goodwill was tested for impairment by comparing the fair value of goodwill to the carrying value of goodwill. Fair value was determined using a combination of analyses which included discounted cash flow calculations, market multiples and other market information. The implied fair value of goodwill did not support the carrying value of goodwill.

Based upon the results of the Company’s initial impairment tests, the Company has recorded an impairment loss of $68.5 million with no related tax effect in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. There was no tax effect on the impairment loss due to the fact that the majority of the related goodwill was non-tax deductible and because of the Company’s federal net operating loss position. The Company will conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing. Any subsequent impairment losses will be recognized as an operating expense in the Company’s consolidated statements of operations. The Company recorded goodwill amortization expense of $1.4 million in the quarter ended March 31, 2001.

The following table and discussion sets forth items from the Company’s consolidated statements of operations as a percentage of revenues, for the periods indicated:

Percentage of Revenues

	Three Months Ended March 31,

	2002	2001

Revenues	100.0%	100.0%
Cost of sales and related services	20.6	24.4
Cost of rentals and other revenues, including rental equipment depreciation expense	10.2	9.4
Operating expenses, including bad debt expense	57.9	54.9
General and administrative	5.4	4.6
Earnings from joint ventures	(1.6)	(1.2)
Depreciation, excluding rental equipment, and amortization expense	1.3	3.1
Amortization of deferred financing costs	1.0	0.4
Interest expense	6.5	11.3
Gain on sale of assets of center	(0.8)	—

Total expenses	100.5	106.9

Loss from operations before income taxes and cumulative effect of change in accounting principle	(0.5)	(6.9)
(Benefit from) provision for income taxes	(2.5)	0.2
Cumulative effect of change in accounting principle	(85.6)	—

Net loss	(83.6)%	(7.1)%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

The results of operations between 2002 and 2001 are impacted by the asset sales of several centers in 2002 and 2001.

Revenues. Revenues decreased from $90.3 million for the quarter ended March 31, 2001 to $80.0 million for the same period in 2002, a decrease of $10.3 million, or 11%. During 2001, the Company sold the assets of three infusion centers, two respiratory and home medical equipment centers, and all of its rehab centers, in addition to the sale of substantially all of the assets of one infusion center during the first quarter of 2002. As a result of these asset sales, revenues were negatively impacted by $9.9 million in the current quarter. Without these occurrences, revenue for the quarter would have decreased by $0.4 million compared to last year. Following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues decreased from $43.9 million for the quarter ended March 31, 2001 to $34.8 million for the same period in 2002, a decrease of $9.1 million, or 21%. The 2001 sales of assets of three infusion centers, two respiratory and home medical equipment centers, and all of the rehab centers, as well as the sale of the assets of an infusion center during the first quarter of 2002, have negatively impacted sales in the current quarter by approximately $9.0 million.

Rentals and Other Revenues. Rentals and other revenues decreased from $46.4 million for the quarter ended March 31, 2001 to $45.2 million for the same period in 2002, a decrease of $1.2 million, or 3%. Rentals and other revenues were significantly impacted by the 2001 sales of two respiratory and home medical equipment centers which have reduced rental revenue in the current quarter by approximately $0.9 million.

Cost of Sales and Related Services. Cost of sales and related services decreased from $22.1 million for the quarter ended March 31, 2001 to $16.5 million for the same period in 2002, a decrease of $5.6 million, or 25%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 50% for the quarter ended March 31, 2001 to 47% for the same period in 2002. This decrease is primarily attributable to the sale of the infusion centers and the rehab centers which contributed lower margins.

Cost of Rentals and Other Revenues. Cost of rentals and other revenues decreased from $8.5 million for the quarter ended March 31, 2001 to $8.2 million for the same period in 2002, a decrease of $0.3 million, or 4%. As a percentage of rentals and other revenue, cost of rentals and other revenues were 18.4 % and 18.1% for the three months ended March 31, 2001 and 2002, respectively.

Operating Expenses. Operating expenses decreased from $49.5 million for the quarter ended March 31, 2001 to $46.3 million for the same period in 2002, a decrease of $3.2 million, or 6%. This decrease is attributable to reduced operating expense as a result of the sales of certain centers during 2001 and the first quarter of 2002, offset by higher overall bad debt expense. Bad debt expense was 4.4% of revenues for the quarter ended March 31, 2001 compared to 5.2% of revenues for the same period in 2002. The increase in bad debt expense in the current quarter is attributable to a temporary slowdown in cash collections during January and February of 2002.

General and Administrative Expenses. General and administrative expenses increased from $4.1 million for the quarter ended March 31, 2001 to $4.3 million for the same period in 2002, an increase of $0.2 million, or 5%. As a percentage of revenues, general and administrative expenses were 4.6% and 5.3% for the three months ended March 31, 2001 and 2002, respectively. This increase is attributable to higher personnel expenses in the quarter ended March 31, 2002 as a result of the continued billing and collection initiatives, corporate compliance activities and increased sales and marketing efforts as well as higher consulting fees and higher rent expense.

Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures increased from $1.1 million for the quarter ended March 31, 2001 to $1.3 million for the same period in 2002, an increase of $0.2 million, or 18%. This increase is primarily attributable to continued improvements in performance of certain joint ventures.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $2.8 million for the quarter ended March 31, 2001 to $1.0 million for the same period in 2002, a decrease of $1.8 million, or 64%. Effective January 1, 2002 the Company adopted the provisions of SFAS No. 142 and accordingly, ceased the amortization of its goodwill. Amortization expense related to goodwill was $1.4 million in the quarter ended March 31, 2001. The remaining decrease is primarily attributable to certain property and equipment becoming fully depreciated.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs increased from $0.3 million in 2001 to $0.8 million in 2002, an increase of $0.5 million or 167%. This increase is primarily attributable to additional deferred financing costs associated with the Amended Credit Agreement.

Interest. Interest expense decreased from $10.2 million for the quarter ended March 31, 2001, to $5.2 million for the same period in 2002, a decrease of $5.0 million, or 49%. The Company recorded a provision of $1.6 million for default interest in the quarter ended March 31, 2001, in addition to interest due under the Bank Credit Facility prior to any events of default. Based upon the Amended Credit Agreement signed June 8, 2001, all default rate interest was forgiven and this provision for default rate interest was reversed in the second quarter of 2001. This decrease is also attributable to reductions in the prime borrowing rate and reduced principal amounts outstanding.

(Gain) Loss on Sales of Assets of Centers. In the first quarter of 2002, the Company recorded a gain of $0.7 million on the sale of the assets of an infusion business and nursing agency.

(Benefit from) Provision for Income Taxes. The (benefit from) provision for income taxes was $150,000 in 2001 and $(2.0) million in 2002. The benefit recorded in 2002 was the result of the enactment of the Job Creation and Workers Assistance Act of 2002.

Liquidity and Capital Resources

At March 31, 2002 the Company had a working capital deficit of $238.3 million and current ratio of 0.3x as compared to a working capital deficit of $240.4 million and a current ratio of 0.3x at December 31, 2001.

The Company is the borrower under the Bank Credit Facility between the Company and Deutsche Bank Trust Company, successor to Bankers Trust Company, as agent for the Lenders. The Company’s breach of several of the financial covenants in the Fourth Amended and Restated Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to not be in compliance with certain covenants of the Fourth Amended and Restated Credit Agreement. On June 8, 2001, the Company entered into the Amended Credit Agreement that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a Balloon Payment of $281.5 million on December 31, 2002. As of May 9, 2002 the Company has paid the $750,000 principal payment due on September 30, 2001, the $750,000 principal payment due on December 31, 2001, the $11.6 million principal payment due on March 31, 2002 as well as the $1.0 million principal payment due on June 30, 2002, $0.6 million of the $1.0 million principal payment due on September 30, 2002, and $5.3 million of the Balloon Payment due on December 31, 2002. These early payments of 2002 principal were generated from operational cash flows, from the sales of assets of centers, from the sales of the Company’s wholly-owned real estate and from the collection of patient receivables associated with the asset sales. However, there currently is no commitment as to how the remaining Balloon Payment due on December 31, 2002 will be satisfied. Anticipated future cash flow from operations will not be sufficient to pay the debt upon its current maturity on December 31, 2002. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal, then the Company’s ability to make the Balloon Payment is contingent upon obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. Additional sources of funds may be required and there can be no assurance that the Company will be able to obtain additional funds on terms acceptable to the Company or at all. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company’s excess cash flow and from the proceeds of the Company’s sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the Company’s assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of May 9, 2002, totals $276.6 million (which excludes letters of credit totaling $3.4 million).

The Amended Credit Agreement further provides for the payment to the Lenders of certain fees. These fees include a restructuring fee of $1.2 million (paid on the effective date of the Amended Credit Agreement), $200,000 payable on each of December 31, 2001, March 31, 2002 and June 30, 2002, as well as $459,000 payable on September 30, 2002. In addition, the Company has an obligation to pay the agent an annual administrative fee of $75,000 and an annual fee of .50% of the average monthly outstanding indebtedness on each anniversary of the Amended Credit Agreement.

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

In addition to the Balloon Payment, the Company’s principal capital requirements are for working capital, capital expenditures and debt service. The Company has financed and intends to continue to finance these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles. Until maturity of the Bank Credit Facility on December 31, 2002, management believes that these sources will support the Company’s current level of operations as long as the Company maintains compliance with its debt covenants and the due dates of amounts outstanding under the Bank Credit Facility are not accelerated. Management also believes these sources are adequate to fund the Settlement based upon the payment terms, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation.” However, as referenced above, anticipated future cash flow from operations will not be sufficient to pay the Balloon Payment at December 31, 2002.

Management intends to improve financial performance through stabilizing and increasing profitable revenues, decreasing and controlling operating expenses and improving accounts receivable performance. Management’s cash flow projections and related operating plans indicate the Company can remain in compliance with the new financial covenants under the Amended Credit Agreement and meet its expected obligations until December 31, 2002, when the Balloon Payment is due. However, as with all projections, there is uncertainty as to whether management’s projections can be achieved. Management currently believes that the Company also can remain in compliance with all other covenants in the Amended Credit Agreement until the Balloon Payment is due. In any event of noncompliance or default under the Amended Credit Agreement, the Lenders have the ability to demand payment of all outstanding amounts and there is currently no commitment as to how any such demand would be satisfied by the Company. Any demands for repayment by Lenders, or the inability to obtain waivers in the event of noncompliance with covenants, or the inability to refinance the related debt upon maturity at December 31, 2002 would have a material adverse impact on the financial position, results of operations and cash flows of the Company. The consolidated financial statements do not include any adjustments related to the recoverability of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern. The uncertainty regarding the Company’s ability to make the Balloon Payment or obtain replacement financing may impair the Company’s ability to receive trade credit from its vendors and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $59.4 million and $60.1 million at March 31, 2002 and December 31, 2001, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 70 and 68 days at March 31, 2002 and December 31, 2001, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables reflect the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $66,877,000 and $12,892,000 for the three months ended March 31, 2002, and the year ended December 31, 2001, respectively, and has a shareholders’ deficit of $53,317,000 at March 31, 2002. As discussed above, the Company has substantial debt balances, which, pursuant to the Amended Credit Agreement becomes due on December 31, 2002. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Net cash provided by operating activities was $4.1 million and $8.0 million for the three months ended March 31, 2002 and 2001, respectively. This decrease of $3.9 million is primarily due to the current year change in accounts payable, other payables and accrued expenses. These items used cash of $2.0 million for the three months ended March 31, 2002, while these same items provided cash of $2.6 million for the same period in 2001. In addition, the Company’s recognition of a federal income tax receivable related to a carryback of additional operating losses in the quarter ended March 31, 2002 resulted in a decrease of cash provided by operating activities of $2.1 million. Net cash used in investing activities was $2.8 million and $4.9 million for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures were $5.8 million for the three months ended March 31, 2002 compared to $4.7 million for the same period in 2001, and the sales of assets of centers contributed $1.8 million for the same period in 2002. Net cash used in financing activities was $4.1 million and nil for the three months ended March 31, 2002 and 2001, respectively. The cash used in financing activities for the three months ended March 31, 2002 and 2001 primarily relates to principal payments on long-term debt and capital leases.

Risk Factors

This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company.

      Business Risks

      Substantial Leverage. The Company maintains a significant amount of debt. Indebtedness under the Bank Credit Facility totaled approximately $276.6 million (which excludes letters of credit totaling $3.4 million) as of May 9, 2002. If the Company is not able to obtain replacement financing, other outcomes likely would have a material adverse effect on the current shareholders of the Company and also could have a material adverse effect on the Company or its business prospects. If the Company is unable to generate sufficient cash flow to meet its obligations, it likely would have a material adverse effect on the Company. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions or competitive pressures. See Note 11 “Subsequent Event – Bankruptcy Filing.”

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

      Dependence on Reimbursement by Third-Party Payors. For the three months ended March 31, 2002, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 51%, 10% and 39%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

      Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as DSO of 70 days as of March 31, 2002. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

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

      Liquidity. Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company’s common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, between September 1, 1999 and May 9, 2002, trading of the Company’s common stock was conducted on the over-the-counter market (“OTC”) or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board using the Company’s current trading symbol, AHOM.

      Role of Managed Care. As managed care assumes an increasingly significant role in markets in which the Company operates, the Company’s success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue to experience downward pressure as a result of payors’ efforts to contain or reduce the costs of health care by increasing case management review of services and negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, it will experience declining profitability unless the Company also decreases its cost for providing services and increases higher margin services.

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

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company adopted SFAS No. 141 effective July 1, 2001. See Footnote 9 – “Adoption of SFAS No. 142” for disclosure of the impact of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “ Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also makes several technical corrections and clarifications to other existing authoritative pronouncements. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company’s does not anticipate that the future adoption of the provisions of SFAS No. 145 which will be effective for transactions after May 15, 2002 will have a material effect on its financial statements. The Company is evaluating the remaining provisions of SFAS No. 145 and will adopt the remaining provisions prospectively on January 1, 2003.

PART II. OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

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

AMERICAN HOMEPATIENT, INC.

April 29, 2003	By:	/s/ Marilyn A. O’Hara

Marilyn A. O’Hara
Chief Financial Officer and An Officer Duly
Authorized to Sign on Behalf of the registrant

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

      I, Joseph F. Furlong, certify that:

      1.          I have reviewed this quarterly report on Form 10-Q/A of American HomePatient, Inc.;

      2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: April 29, 2003

/s/ Joseph F. Furlong
Joseph F. Furlong
Chief Executive Officer

CERTIFICATION

      I, Marilyn O’Hara, certify that:

      1.          I have reviewed this quarterly report on Form 10-Q/A of American HomePatient, Inc.;

      2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: April 29, 2003

/s/ Marilyn O’Hara Marilyn O’Hara
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

3.1	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company dated May 14, 1992 (incorporated by reference to Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Report of Form 10-Q for the quarter ended June 30, 1996).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.