Form 10-Q/A
period 2002-06-30
AMERICAN HOMEPATIENT INC
filed 2003-04-30
CIK 879181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

CHECK ONE
FORM 10-Q/A AMENDMENT NO. 1
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

EXPLANATORY NOTE:

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PART I, ITEMS 1 AND 2, AND PART II, ITEM 6 OF OUR FORM 10-Q, ORIGINALLY FILED ON AUGUST 14, 2002, TO REFLECT THE RESTATEMENT OF OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AS OF AND FOR THE THREE AND THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND AS OF DECEMBER 31, 2001. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF THE DATE OF THE ORIGINAL FORM 10-Q FILING AND DOES NOT REFLECT ANY SUBSEQUENT EVENTS OTHER THAN THE EFFECTS OF THE RESTATEMENT INCLUDED IN NOTE 10 “RESTATEMENT.” IN ADDITION, ON JULY 31, 2002, AMERICAN HOMEPATIENT, INC. AND 24 OF ITS SUBSIDIARIES FILED VOLUNTARY PETITIONS FOR RELIEF TO REORGANIZE UNDER CHAPTER 11 OF THE U.S. BANKRUPTCY CODE IN THE UNITED STATES BANKRUPTCY COURT FOR THE MIDDLE DISTRICT OF TENNESSEE. SEE NOTE 11 “SUBSEQUENT EVENT — BANKRUPTCY FILING” FOR DISCLOSURE OF THE BANKRUPTCY FILING. THE FINANCIAL STATEMENTS AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002, AND AS OF DECEMBER 31, 2001, HAVE NOT BEEN ADJUSTED AS A RESULT OF THE BANKRUPTCY FILING. SEE NOTE 10 TO THE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR FURTHER DISCUSSION OF THE RESTATEMENT.

Total number of sequentially numbered pages is 59

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
Ex-99.1 Section 906 Certification of the CEO
Ex-99.2 Section 906 Certification of the CFO

PART I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS

	June 30,	December 31,
	2002	2001

	(As restated, see Note 10)	(As restated, see Note 10)
CURRENT ASSETS:
Cash and cash equivalents	$4,663,000	$9,129,000
Restricted cash	67,000	265,000
Accounts receivable, less allowance for doubtful accounts of $28,884,000 and $32,152,000, respectively	57,622,000	62,154,000
Inventories, net of inventory reserves of $1,074,000 and $1,191,000, respectively	13,979,000	14,001,000
Prepaid expenses and other current assets	1,587,000	1,582,000
Federal income tax receivable	2,112,000	—

Total current assets	80,030,000	87,131,000

PROPERTY AND EQUIPMENT, at cost:	172,653,000	172,626,000
Less accumulated depreciation and amortization	(124,130,000)	(125,538,000)

Property and equipment, net	48,523,000	47,088,000

OTHER ASSETS:
Goodwill, net	121,214,000	189,699,000
Investment in joint ventures	9,249,000	9,450,000
Deferred financing costs, net of accumulated amortization of $11,055,000 and $9,518,000, respectively	1,651,000	3,383,000
Other assets	10,149,000	10,289,000

Total other assets	142,263,000	212,821,000

TOTAL ASSETS	$270,816,000	$347,040,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

	June 30,	December 31,
	2002	2001

	(As restated, see Note 10)	(As restated, see Note 10)
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$277,231,000	$282,554,000
Accounts payable	18,971,000	19,819,000
Other payables	2,287,000	2,600,000
Accrued expenses:
Payroll and related benefits	6,125,000	8,054,000
Interest	1,375,000	2,231,000
Insurance, including self-insurance reserves	6,119,000	5,229,000
Other	6,814,000	7,080,000

Total current liabilities	318,922,000	327,567,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	485,000	1,142,000
Other noncurrent liabilities	4,790,000	4,782,000

Total noncurrent liabilities	5,275,000	5,924,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 16,367,000 and 16,327,000 shares, respectively	164,000	163,000
Paid-in capital	173,985,000	173,975,000
Accumulated deficit	(227,530,000)	(160,589,000)

Total shareholders’ (deficit) equity	(53,381,000)	13,549,000

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$270,816,000	$347,040,000

(Concluded)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(As restated, see	(As restated, see	(As restated, see	(As restated, see
	Note 10)	Note 10)	Note 10)	Note 10)
REVENUES:
Sales and related service revenues	$33,757,000	$42,453,000	$68,580,000	$86,321,000
Rentals and other revenues	45,453,000	46,103,000	90,636,000	92,499,000

Total revenues	79,210,000	88,556,000	159,216,000	178,820,000

EXPENSES:
Cost of sales and related services	15,561,000	21,805,000	32,065,000	43,871,000
Cost of rentals and other revenues, including rental equipment depreciation of $4,767,000, $5,492,000, $9,406,000 and $10,664,000, respectively	8,580,000	8,978,000	16,766,000	17,496,000
Operating, including bad debt expense of $2,699,000, $3,283,000, $6,869,000 and $7,244,000, respectively	44,853,000	48,262,000	91,189,000	97,783,000
General and administrative	4,055,000	3,928,000	8,318,000	8,037,000
Earnings from joint ventures	(1,119,000)	(1,140,000)	(2,392,000)	(2,199,000)
Depreciation, excluding rental equipment, and amortization	1,069,000	2,733,000	2,102,000	5,561,000
Amortization of deferred financing costs	719,000	1,057,000	1,543,000	1,381,000
Interest	5,143,000	5,975,000	10,346,000	16,203,000
Gain on sale of assets of center	—	—	(667,000)	—
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	314,000	—	314,000	—

Total expenses	79,175,000	91,598,000	159,584,000	188,133,000

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	35,000	(3,042,000)	(368,000)	(9,313,000)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	100,000	150,000	(1,912,000)	300,000

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(65,000)	(3,192,000)	1,544,000	(9,613,000)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE WITH NO RELATED TAX EFFECT	—	—	(68,485,000)	—

NET LOSS	$(65,000)	$(3,192,000)	$(66,941,000)	$(9,613,000)

(LOSS) INCOME PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
- Basic	$—	$(0.20)	$0.09	$(0.59)

- Diluted	$—	$(0.20)	$0.08	$(0.59)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE:
- Basic	$—	$—	$(4.19)	$—

- Diluted	$—	$—	$(3.66)	$—

NET LOSS PER COMMON SHARE:
- Basic	$—	$(0.20)	$(4.10)	$(0.59)

- Diluted	$—	$(0.20)	$(3.58)	$(0.59)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	16,367,000	16,327,000	16,349,000	16,173,000

- Diluted	16,367,000	16,327,000	18,688,000	16,173,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

	2002	2001-

	(As restated, see Note 10)	(As restated, see Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,941,000)	$(9,613,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	68,485,000	—
Depreciation and amortization	11,508,000	16,225,000
Amortization of deferred financing costs	1,543,000	1,381,000
Provision for doubtful accounts	(3,268,000)	(4,145,000)
Provision for inventory	(117,000)	63,000
Equity in earnings of unconsolidated joint ventures	(1,409,000)	(1,157,000)
Minority interest	147,000	144,000
Gain on sale of assets of center	(667,000)	—
Change in assets and liabilities, net of dispositions:
Accounts receivable	7,295,000	10,026,000
Inventories	(132,000)	2,468,000
Prepaid expenses and other current assets	(6,000)	(124,000)
Federal income tax receivable	(2,112,000)	—
Accounts payable, other payables and accrued expenses	(3,594,000)	(4,671,000)
Other noncurrent liabilities	(20,000)	32,000
Other assets and liabilities	124,000	(35,000)

Net cash provided by operating activities	10,836,000	10,594,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets of centers	1,805,000	189,000
Additions to property and equipment, net	(13,016,000)	(10,045,000)
Distributions and loan payments from unconsolidated joint ventures, net	1,610,000	934,000

Net cash used in investing activities	(9,601,000)	(8,922,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Six Months Ended June 30,

	2002	2001

	(As restated, see Note 10)	(As restated, see Note 10)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	$(5,980,000)	$(577,000)
Proceeds from employee stock purchase plan	—	202,000
Proceeds from exercise of stock options	11,000	—
Deferred financing costs	189,000	(2,719,000)
Distributions to minority interest owners	(119,000)	(124,000)
Restricted cash	198,000	82,000

Net cash used in financing activities	(5,701,000)	(3,136,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,466,000)	(1,464,000)
CASH AND CASH EQUIVALENTS, beginning of period	9,129,000	12,081,000

CASH AND CASH EQUIVALENTS, end of period	$4,663,000	$10,617,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$11,203,000	$15,696,000

Cash payments of income taxes	$299,000	$2,122,000

NON-CASH FINANCING ACTIVITIES:
Office equipment capital leases	$—	$1,294,000

(Concluded)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. American HomePatient, Inc. and subsidiaries (the “Company”) provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the six months ended June 30, 2002, such services represented 65%, 15% and 20%, respectively of revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of June 30, 2002, the Company provided these services to patients primarily in the home through 286 centers in 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin. American HomePatient, Inc. and 24 of its subsidiaries filed voluntary petitions for protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on July 31, 2002 (the “Bankruptcy Filing”). As of July 31, 2002, the Company began operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). The Bankruptcy Filing is discussed in more detail in Note 11. Since the Bankruptcy Filing occurred after the end of the quarterly results presented herein, such results have not been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”

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

2.     BANK CREDIT FACILITY

At June 30, 2002, the Company had current assets of $80.0 million and current liabilities of $318.9 million, resulting in a working capital deficit of $238.9 million and current ratio of 0.3x as compared to a working capital deficit of $240.4 million and a current ratio of 0.3x at December 31, 2001.

The Company is the borrower under the Bank Credit Facility between the Company and Deutsche Bank Trust Company, successor to Bankers Trust Company, as agent for the Lenders. The Company’s breach of several of the financial covenants in the Fourth Amended and Restated Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to not be in compliance with certain covenants of the Fourth Amended and Restated Credit Agreement. On June 8, 2001, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a Balloon Payment of $281.5 million on December 31, 2002. As of August 8, 2002, the Company has paid the $750,000 principal payment due on September 30, 2001, the $750,000 principal payment due on December 31, 2001, the $11.6 million principal payment due on March 31, 2002 as well as the $1.0 million principal payment due on June 30, 2002, the $1.0 million principal payment due on September 30, 2002, and $6.1 million of the Balloon Payment due on December 31, 2002. The Bankruptcy Filing stayed all remaining payments required by the Amended Credit Agreement. These early payments of 2002 principal were generated from operational cash flows, from the sales of assets of centers, from the sales of the Company’s wholly-owned real estate and from the collection of patient receivables associated with the asset sales. The Bank Credit Facility matures on December 31, 2002, and payment of the entire outstanding balance (the “Balloon Payment”) is due at that time. Anticipated future cash flow from operations will not be sufficient to pay the Balloon Payment. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal, then the Company’s ability to make the Balloon Payment is contingent upon obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. Additional sources of funds may be required and there can be no assurance that the Company will be able to obtain additional funds on terms acceptable to the Company or at all. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company’s excess cash flow and from the proceeds of the Company’s sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the Company’s assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of August 8, 2002, totals $275.4 million (which excludes letters of credit totaling $3.4 million).

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

Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company is also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times adjusted EBITDA, as defined by the Amended Credit Agreement. As of June 30, 2002, the weighted average borrowing rate was 7.3%. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest would be payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer would have the right to designate the Adjusted Eurodollar Rate plus the applicable margin as the applicable interest rate.

The Company was required to issue, effective on March 31, 2001, warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable during the period commencing June 1, 2001 and ending May 31, 2011, and the remaining fifty percent are exercisable during the period commencing September 30, 2001 and ending September 29, 2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000. As of August 8, 2002 these warrants have not been exercised.

3.     GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $65,000, $66,941,000, and $12,892,000 for the three and six months ended June 30, 2002 and for the year ended December 31, 2001, respectively, and has a shareholders’ deficit of $53,381,000 at June 30, 2002. The Company has substantial debt balances related to the Amended Credit Agreement, of which $275.4 million is due on or before December 31, 2002. There is currently no commitment as to how any such payment would be satisfied by the Company. See Note 11 for further information related to the Bankruptcy Filing. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

See Note 11 for a discussion of the Company’s proceedings under Chapter 11 of the bankruptcy code. Through the bankruptcy proceedings, the Company plans to extend the maturity on the Bank Credit Facility, reduce the related interest cost on such debt, and to pay all of its reported liabilities. Under this plan, the Company will continue to be highly leveraged and subject to substantial interest costs. In addition, the Company has plans to improve financial performance through consolidating operations, stabilizing and increasing profitable revenues, decreasing and controlling operating expenses and improving accounts receivable performance. The Company is unable to predict whether its bankruptcy plan will be accepted, or it will be able to successfully execute its operating plan after bankruptcy. If the Company is unable to successfully emerge from bankruptcy and continue to improve its operations, its financial position, results of operations and cash flows would be impacted adversely.

Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in its proposed Plan of Reorganization. However, as with all projections, there can be no guarantee that management’s projections will be achieved. The Bankruptcy Filing (as defined in Note 11) and the related uncertainties could disrupt operations and could negatively affect the Company’s business, financial condition, results of operations and cash flows. The Company has taken a number of steps designed to minimize any such disruptions including requesting critical vendor status for certain vendors, communicating with other vendors regarding ongoing operations, requesting Bankruptcy Court permission to assume certain executory contracts, seeking approval of a Key Employee Retention Plan, establishing an employee communication program regarding the Bankruptcy Filing and related issues, and communicating with referral sources and patients as needed. The uncertainty regarding the outcome of the Bankruptcy Filing may impair the Company’s ability to receive trade credit from its vendors and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

4.     GOVERNMENT INVESTIGATION AND LITIGATION

On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. The Company also agreed to pay the relator’s attorneys fees and expenses. The Company’s Plan of Reorganization proposes that the Company will timely pay all amounts owed in accordance with the Government Settlement. The Company has reserved $4,236,000 for its future obligations pursuant to the Government Settlement. The Government Settlement does not resolve the relator’s claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims.

The Company also was named as a defendant in two other False Claims Act cases. In each of those cases, the DOJ declined to intervene and both cases were subsequently dismissed in March 2001. The first of these cases, United States ex rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on motion of the Company on March 9, 2001. The appeal of that dismissal was argued in November 2001; however, in December 2001 the Court of Appeals for the Eleventh Circuit dismissed the appeal on jurisdictional grounds and returned the case to the trial court. In January 2002, one of the other defendants filed a Motion for Reconsideration with the Court of Appeals, and the Court of Appeals denied the motion on July 10, 2002. On August 5, 2002 the Company filed a Notice of Bankruptcy which stays the proceedings as to the Company. Mr. Corsello’s qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The other case, United States ex rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison’s own motion on March 22, 2001. Since that date, the Company has not been served with any additional papers in this case. Mr. Hutchison’s qui tam complaint alleged that the Company and numerous other unrelated defendants filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary.

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

There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $4,236,000 reserve discussed above which relates to the Government Settlement, the Company has not recorded any reserves related to the unsettled government investigations. The outcome of any pending lawsuits or future settlements could have a material adverse effect on the Company.

The Company is a party to other legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these other actions will not have a material adverse effect on its financial position or results of operations.

5.     RELATED PARTY TRANSACTIONS

A partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. (“H3GM”), which the Company engaged during 2002 and 2001 to render legal advice in a variety of activities, was a director of the Company until July 2002. The Company paid H3GM $195,000, $391,000, $134,000 and $251,000 during the three and six months ended June, 30, 2002 and the three and six months ended June 30, 2001, respectively.

The Company maintains an employee benefit trust for the purpose of paying health insurance claims for its employees. The trust was established in June 2002 and was funded with an initial deposit of $0.5 million in July 2002. Disbursements from the trust began in late July 2002. The Company deposits funds into the trust on an as needed basis to pay claims.

6.     SALE OF ASSETS OF CENTER

In the quarter ended March 31, 2002, the Company recorded a pre-tax gain of approximately $0.7 million related to the sale of the assets of an infusion business and nursing agency (collectively, the “Center”). Effective March 19, 2002, substantially all of the assets of the Center were sold for approximately $1.3 million in cash. Funds representing the value of the remaining assets of the Center have been escrowed pending regulatory approvals and will be released once these are obtained. During the three and six months ended June 30, 2002 and 2001, the Center generated $0, $1.9 million, $2.1 million and $4.6 million, respectively, in total revenues. The proceeds of this sale were used to pay down debt under the Company’s Bank Credit Facility.

In addition, the Company sold two unprofitable infusion centers in April 2001. During the three and six months ended June 30, 2001, the infusion centers generated approximately $0 and $0.9 million, respectively, in total revenues. The proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility.

7.     EARNINGS PER SHARE

Under the standards established by Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible debt, options and warrants. In computing diluted earnings per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method. For the three months ended June 30, 2002 and 2001, and for the six months ended June 30, 2002 and 2001, approximately 4,125,000, 4,324,000, 6,036,000 and 3,383,000 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

The following information is necessary to calculate earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

(Loss) income before cumulative effect of change in accounting principle	$(65,000)	$(3,192,000)	$1,544,000	$(9,613,000)
Cumulative effect of change in accounting principle	—	—	(68,485,000)	—

Net loss	$(65,000)	$(3,192,000)	$(66,941,000)	$(9,613,000)

Weighted average common shares outstanding	16,367,000	16,327,000	16,349,000	16,173,000
Effect of dilutive options and warrants	—	—	2,339,000	—

Adjusted diluted common shares outstanding	16,367,000	16,327,000	18,688,000	16,173,000

(Loss) income per common share before cumulative effect of change in accounting principle
- Basic	$—	$(0.20)	$0.09	$(0.59)

- Diluted	$—	$(0.20)	$0.08	$(0.59)

Cumulative effect of change in accounting principle per common share
- Basic	$—	$—	$(4.19)	$—

- Diluted	$—	$—	$(3.66)	$—

Net loss per common share
- Basic	$—	$(0.20)	$(4.10)	$(0.59)

- Diluted	$—	$(0.20)	$(3.58)	$(0.59)

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”(“Issue 94-3”). The principal difference between SFAS No. 146 and Issue 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The Company is currently evaluating the impact of SFAS No. 146 on its financial statements and will adopt the provisions of this Statement prospectively on January 1, 2003.

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

Based upon the results of the Company’s initial impairment tests, the Company recorded an impairment loss of $68.5 million in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. There was no tax effect on the impairment loss due to the fact that the majority of the related goodwill was non-tax deductible and because of the Company’s federal net operating loss position. The Company will conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing. Any subsequent impairment losses will be recognized as an operating expense in the Company’s consolidated statements of operations. The Company recorded goodwill amortization expense of $1.4 million and $2.8 million in the three and six months ended June 30, 2001, respectively.

The change in the carrying amount of goodwill for the six month period ended June 30, 2002 and is as follows:

2002

Goodwill, net of accumulated amortization, beginning of period	$189,699,000
Transitional impairment loss	(68,485,000)

Goodwill, net of accumulated amortization, end of period	$121,214,000

Actual results of operations for the three months and six months ended June 30, 2002 and pro forma results of operations for the three months and six months ended June 30, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 in those periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Reported net loss	$(65,000)	$(3,192,000)	$(66,941,000)	$(9,613,000)
Add: Goodwill amortization	—	1,420,000	—	2,839,000

Adjusted net loss	$(65,000)	$(1,772,000)	$(66,941,000)	$(6,774,000)

Basic loss per share
Reported net loss	$—	$(0.20)	$(4.10)	$(0.59)
Goodwill amortization	—	0.09	—	0.17

Adjusted net loss	$—	$(0.11)	$(4.10)	$(0.42)

Diluted loss per share
Reported net loss	$—	$(0.20)	$(3.58)	$(0.59)
Goodwill amortization	—	0.09	—	0.17

Adjusted net loss	$—	$(0.11)	$(3.58)	$(0.42)

10.     RESTATEMENT

Subsequent to the issuance of the Company’s June 30, 2002 consolidated financial statements, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. A summary of these items is provided below.

In June 2001, the Company executed the Amended Credit Agreement (see Note 2) incurring restructuring fees of approximately $2,259,000. These fees were initially expensed as paid but should have been accrued and recorded as deferred financing costs and amortized over the appropriate term. In addition, in connection with the Amended Credit Agreement, the Company issued warrants to its Lenders. The Company initially amortized these warrants incorrectly. The Amended Credit Agreement also stipulated that the Company pay an administrative fee of $75,000 and an annual fee of 0.50% of the average monthly outstanding indebtedness. These fees were capitalized as deferred financing costs when paid, which were subsequently amortized instead of accruing the costs as interest expense as incurred. Finally, the Amended Credit Agreement and its predecessor agreement (the “Agreements”), called for the payment of additional interest in the amount of 4.5% per annum on that principal portion outstanding in excess of four times Adjusted EBITDA, as defined by the Agreements. The initial accounting for this interest was not appropriate. As a result of the above, deferred financing costs, net were understated by approximately $764,000, accrued financing costs and accrued interest were overstated by approximately $1,059,000 and $541,000, respectively, at June 30, 2001. Interest expense should have been approximately $316,000 and $541,000 higher for the three and six months ended June 30, 2001, and amortization of deferred financing costs should have been approximately $295,000 higher for the three and six months ended June 30, 2001, respectively.

Deferred financing costs, net, accrued interest and accrued financing costs were understated by approximately $309,000, $1,188,000 and $859,000, respectively, at December 31, 2001.

Deferred financing costs, net were understated by approximately $1,722,000, accrued financing costs and accrued interest were overstated by approximately $400,000 and $725,000, respectively, at June 30, 2002. Interest expense should have been approximately $359,000 and $714,000 higher for the three and six months ended June 30, 2002, respectively, and amortization of deferred financing costs should have been approximately $195,000 and $118,000 lower for the three and six months ended June 30, 2002, respectively.

During the three and six months ended June 30, 2002 and 2001 and for the year ended December 31, 2001 and the three and six months ended June 30, 2002, the Company accounted for certain leases as operating leases, which should have been recorded as capital leases.

As a result, property and equipment, net and capital lease obligations both were understated by approximately $1,045,000 at June 30, 2001. Interest expense should have been approximately $23,000 and $47,000 higher and depreciation expense should have been approximately $124,000 and $249,000 higher for the three and six months ended June 30, 2001, respectively. Rent expense was overstated by approximately $147,000 and $295,000 for the three and six months ended June 30, 2001, respectively.

As a result of the above, property and equipment, net and capital lease obligations were understated by approximately $883,000 and $885,000, respectively, at December 31, 2001.

As a result of the above, property and equipment, net was overstated by approximately $238,000 and capital lease obligations were overstated by approximately $237,000 at June 30, 2002. Interest expense should have been approximately $15,000 and $32,000 higher and depreciation expense should have been approximately $119,000 and $238,000 higher for the three and six months ended June 30, 2002, respectively. Rent expense was overstated by approximately $133,000 and $269,000 for the three and six months ended June 30, 2002, respectively.

In addition, the Company determined the following related to its June 30, 2001 consolidated financial statements:

•	Interest expense related to the Government Settlement was not recorded resulting in an understatement of interest expense of approximately $16,000 for the three and six months ended June 30, 2001;

•	Certain reserves and accruals related to inventory required adjustment resulting in an increase in cost of sales and related services of approximately $380,000 and $277,000 for the three and six months ended June 30, 2001, respectively;

•	Certain reserves and accruals related to insurance required adjustment resulting in a decrease in operating expenses of approximately $50,000 and $200,000 for the three and six months ended June 30, 2001, respectively;

•	Certain costs that were improperly capitalized in the three months ended March 31, 2001 resulted in amortization that was improperly included in operating expense. This resulted in an overstatement of operating expenses of approximately $47,000 for the three months ended June 30, 2001 and an understatement of expense of approximately $193,000 for the six months ended June 30, 2001; and

•	Amortization expense related to the warrants was improperly recorded resulting in an understatement of expense of approximately $103,000 and $178,000 for the three and six months ended June 30, 2001, respectively.

In addition, the Company determined the following related to its December 31, 2001 consolidated financial statements:

•	Certain of its investments in bonds were not appropriately accounted for resulting in an understatement of assets of approximately $88,000;

•	Certain reserves and accruals related to inventory and property and equipment required adjustment resulting in an increase in inventory of approximately $392,000, an increase in property and equipment of approximately $126,000 and an increase in accounts payable of approximately $338,000; and

•	Certain costs totaling $150,000 that were capitalized should have been expensed.

In addition, the Company determined the following related to its June 30, 2002 consolidated financial statements:

•	Interest expense related to the Government Settlement was not recorded resulting in an understatement of interest expense of approximately $50,000 and $99,000 for the three and six months ended June 30, 2002, respectively;

•	Certain reserves and accruals related to inventory, net and property and equipment, net required adjustment resulting in a decrease in inventory, net of approximately $424,000, a decrease in property and equipment, net of approximately $132,000, an increase in accounts payable of approximately $332,000 as of June 30, 2002, an increase in cost of sales and related services of approximately $8,000 and $225,000 for the three and six months ended June 30, 2002, respectively, and a decrease in operating expenses of approximately $2,000 for the six months ended June 30, 2002;

•	Certain reserves and accruals related to insurance required adjustment resulting in a decrease in operating expenses of approximately $239,000 for the three and six months ended June 30, 2002;

•	Certain costs that were improperly capitalized in the three months ended March 31, 2002, resulted in amortization that was improperly included in operating expense. This resulted in an overstatement of operating expenses of approximately $180,000 for the three months ended June 30, 2002 and an understatement of operating expense of approximately $360,000 for the six months ended June 30, 2002;

•	Amortization expense related to the warrants was improperly recorded resulting in an understatement of expense of approximately $34,000 and $68,000 for the three and six months ended June 30, 2002, respectively; and

•	Certain of its investments in bonds were not appropriately accounted for resulting in an overstatement of assets and interest income of approximately $19,000 for the six months ended June 30, 2002.

The Company also made other miscellaneous adjustments to its previously issued June 30, 2001 financial statements that had the effect of increasing previously reported net loss by approximately $69,000 and $82,000 for the three and six months ended June 30, 2001, respectively.

In addition to the aforementioned restatement items, adjustments pertaining to the amortization of warrants, certain of the Company’s investments and general and administrative expenses related to the year ended December 31, 2000 were also identified. The Company recorded the effects of these adjustments, which would have decreased previously reported 2000 net loss by approximately $0 and $477,000, during the three and six months ended June 30, 2001, respectively.

During the three months ended March 31, 2002, the Company did not account for a federal income tax receivable related to the enactment of the Job Creation and Workers Assistance Act of 2002. As a result, federal income tax receivable and the benefit from income taxes were understated by approximately $2,112,000 for the six months ended June 30, 2002.

The Company also made other miscellaneous adjustments to its previously issued June 30, 2002, financial statements that had the effect of decreasing previously reported net loss by approximately $12,000 for the three months ended June 30, 2002, and increasing previously reported net loss by approximately $129,000 for the six months ended June 30, 2002.

The consolidated financial statements as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001, contained herein have been restated to reflect the above discussed adjustments. The following are reconciliations of the Company’s financial statements previously filed to the restated financial statements:

	June 30, 2002

	As Previously
	Reported	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,693,000	$4,663,000
Restricted cash	67,000	67,000
Accounts receivable, less allowance for doubtful accounts	57,452,000	57,622,000
Inventories, net of inventory reserves of $1,030,000 and $1,074,000, respectively	14,023,000	13,979,000
Prepaid expenses and other current assets	1,947,000	1,587,000
Federal income tax receivable	—	2,112,000

Total current assets	78,182,000	80,030,000

PROPERTY AND EQUIPMENT, at cost:	171,537,000	172,653,000
Less accumulated depreciation and amortization	(123,399,000)	(124,130,000)

Property and equipment, net	48,138,000	48,523,000

OTHER ASSETS:
Goodwill, net	121,214,000	121,214,000
Investment in joint ventures	9,238,000	9,249,000
Deferred financing costs, net of accumulated amortization of $11,217,000 and $11,055,000, respectively	2,996,000	1,651,000
Other assets	9,472,000	10,149,000

Total other assets	142,920,000	142,263,000

TOTAL ASSETS	$269,240,000	$270,816,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$276,376,000	$277,231,000
Accounts payable	18,809,000	18,971,000
Other payables	2,510,000	2,287,000
Accrued expenses:
Payroll and related benefits	6,125,000	6,125,000
Interest	677,000	1,375,000
Insurance, including self-insurance reserves	6,357,000	6,119,000
Other	5,793,000	6,814,000

Total current liabilities	316,647,000	318,922,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	692,000	485,000
Other noncurrent liabilities	4,790,000	4,790,000

Total noncurrent liabilities	5,482,000	5,275,000

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock; $.01 par value; authorized 35,000,000 shares; 16,367,000 issued and outstanding	164,000	164,000
Paid-in capital	173,985,000	173,985,000
Accumulated deficit	(227,038,000)	(227,530,000)

Total shareholders’ deficit	(52,889,000)	(53,381,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$269,240,000	$270,816,000

	December 31, 2001

	As Previously
	Reported	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,159,000	$9,129,000
Restricted cash	265,000	265,000
Accounts receivable, less allowance for doubtful accounts	61,661,000	62,154,000
Inventories, net of inventory reserves of $1,384,000 and $1,191,000, respectively	13,257,000	14,001,000
Prepaid expenses and other current assets	1,583,000	1,582,000

Total current assets	85,925,000	87,131,000

PROPERTY AND EQUIPMENT, at cost:	171,266,000	172,626,000
Less accumulated depreciation and amortization	(125,043,000)	(125,538,000)

Property and equipment, net	46,223,000	47,088,000

OTHER ASSETS:
Goodwill, net	189,699,000	189,699,000
Investment in joint ventures	9,492,000	9,450,000
Deferred financing costs, net of accumulated amortization of $9,352,000 and $9,518,000, respectively	2,939,000	3,383,000
Other assets	10,386,000	10,289,000

Total other assets	212,516,000	212,821,000

TOTAL ASSETS	$344,664,000	$347,040,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$282,087,000	$282,554,000
Accounts payable	19,360,000	19,819,000
Other payables	2,600,000	2,600,000
Accrued expenses:
Payroll and related benefits	8,054,000	8,054,000
Interest	907,000	2,231,000
Insurance, including self-insurance reserves	5,229,000	5,229,000
Other	6,024,000	7,080,000

Total current liabilities	324,261,000	327,567,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	723,000	1,142,000
Other noncurrent liabilities	4,783,000	4,782,000

Total noncurrent liabilities	5,506,000	5,924,000

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock; $.01 par value; authorized 35,000,000 shares; 16,327,000 issued and outstanding	163,000	163,000
Paid-in capital	173,975,000	173,975,000
Accumulated deficit	(159,241,000)	(160,589,000)

Total shareholders’ equity	14,897,000	13,549,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$344,664,000	$347,040,000

	Three Months Ended June 30, 2002

	As Previously
	Reported	As Restated

REVENUES:
Sales and related service revenues	$33,757,000	$33,757,000
Rentals and other revenues	45,453,000	45,453,000

Total revenues	79,210,000	79,210,000

EXPENSES AND OTHER:
Cost of sales and related services	15,553,000	15,561,000
Cost of rentals and other revenues, including rental equipment depreciation	8,580,000	8,580,000
Operating, including bad debt expense	45,392,000	44,853,000
General and administrative	4,392,000	4,055,000
Earnings from joint ventures	(1,120,000)	(1,119,000)
Depreciation, excluding rental equipment, and amortization	952,000	1,069,000
Amortization of deferred financing costs	880,000	719,000
Interest	4,720,000	5,143,000
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	—	314,000

Total expenses	79,349,000	79,175,000

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(139,000)	35,000
PROVISION FOR INCOME TAXES	100,000	100,000

NET LOSS	$(239,000)	$(65,000)

NET LOSS PER COMMON SHARE:
- Basic	$(0.01)	$—

- Diluted	$(0.01)	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	16,367,000	16,367,000

- Diluted	16,367,000	16,367,000

	Three Months Ended June 30, 2001

	As Previously
	Reported	As Restated

REVENUES:
Sales and related service revenues	$42,453,000	$42,453,000
Rentals and other revenues	46,182,000	46,103,000

Total revenues	88,635,000	88,556,000

EXPENSES AND OTHER:
Cost of sales and related services	21,424,000	21,805,000
Cost of rentals and other revenues, including rental equipment depreciation	8,978,000	8,978,000
Operating, including bad debt expense	48,492,000	48,262,000
General and administrative	3,952,000	3,928,000
Earnings from joint ventures	(1,140,000)	(1,140,000)
Depreciation, excluding rental equipment, and amortization	2,609,000	2,733,000
Amortization of deferred financing costs	659,000	1,057,000
Interest	5,621,000	5,975,000

Total expenses	90,595,000	91,598,000

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,960,000)	(3,042,000)
PROVISION FOR INCOME TAXES	150,000	150,000

NET LOSS	$(2,110,000)	$(3,192,000)

NET LOSS PER COMMON SHARE:
- Basic	$(0.13)	$(0.20)

- Diluted	$(0.13)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	16,661,000	16,327,000

- Diluted	16,661,000	16,327,000

	Six Months Ended June 30, 2002

	As Previously
	Reported	As Restated

REVENUES:
Sales and related service revenues	$68,580,000	$68,580,000
Rentals and other revenues	90,653,000	90,636,000

Total revenues	159,233,000	159,216,000

EXPENSES AND OTHER:
Cost of sales and related services	31,828,000	32,065,000
Cost of rentals and other revenues, including rental equipment depreciation	16,778,000	16,766,000
Operating, including bad debt expense	91,363,000	91,189,000
General and administrative	8,498,000	8,318,000
Earnings from joint ventures	(2,415,000)	(2,392,000)
Depreciation, excluding rental equipment, and amortization	1,866,000	2,102,000
Amortization of deferred financing costs	1,593,000	1,543,000
Interest	9,501,000	10,346,000
Gain on sale of assets of center	(667,000)	(667,000)
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	—	314,000

Total expenses	158,345,000	159,584,000

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	888,000	(368,000)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	200,000	(1,912,000)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	688,000	1,544,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE WITH NO RELATED TAX EFFECT	(68,485,000)	(68,485,000)

NET LOSS	$(67,797,000)	$(66,941,000)

INCOME PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
- Basic	$0.04	$0.09

- Diluted	$0.04	$0.08

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE:
- Basic	$(4.19)	$(4.19)

- Diluted	$(4.09)	$(3.66)

NET LOSS PER COMMON SHARE:
- Basic	$(4.15)	$(4.10)

- Diluted	$(4.05)	$(3.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	16,349,000	16,349,000

- Diluted	16,732,000	18,688,000

	Six Months Ended June 30, 2001

	As Previously
	Reported	As Restated

REVENUES:
Sales and related service revenues	$86,321,000	$86,321,000
Rentals and other revenues	92,376,000	92,499,000

Total revenues	178,697,000	178,820,000

EXPENSES AND OTHER:
Cost of sales and related services	43,594,000	43,871,000
Cost of rentals and other revenues, including rental equipment depreciation	17,496,000	17,496,000
Operating, including bad debt expense	98,112,000	97,783,000
General and administrative	7,890,000	8,037,000
Earnings from joint ventures	(2,199,000)	(2,199,000)
Depreciation, excluding rental equipment, and amortization	5,313,000	5,561,000
Amortization of deferred financing costs	1,298,000	1,381,000
Interest	15,600,000	16,203,000

Total expenses	187,104,000	188,133,000

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(8,407,000)	(9,313,000)
PROVISION FOR INCOME TAXES	300,000	300,000

NET LOSS	$(8,707,000)	$(9,613,000)

NET LOSS PER COMMON SHARE:
- Basic	$(0.53)	$(0.59)

- Diluted	$(0.53)	$(0.59)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	16,552,000	16,173,000

- Diluted	16,552,000	16,173,000

11. SUBSEQUENT EVENT – BANKRUPTCY FILING

On July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). These cases (the “Chapter 11 Cases”) have been consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. Pleadings in these cases may be viewed at the Court’s website, . On January 2, 2003, the Debtors filed its Second Amended Joint Plan of Reorganization (the “Plan”), proposed by the Debtors and the Official Committee of Unsecured Creditors appointed by the Office of the United States Trustee in the Chapter 11 Cases. A Disclosure Statement, the purpose of which is to enable creditors entitled to vote on the Plan to make an informed decision before exercising their right to vote, accompanied the Plan and was also filed on January 2, 2003. The hearing before the Bankruptcy Court on confirmation of the Plan has been set for April 23, 2003. The filing was prompted by the impending December 31, 2002 maturity of the Bank Credit Facility evidenced by the Amended Credit Agreement between the Company and Bank of Montreal, as agent for a syndicate of lenders (the “Lenders”). Indebtedness under the Bank Credit Facility as of June 30, 2002 totals $275.4 million (which excludes letters of credit totaling $3.4 million).

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Subsequent to the issuance of the Company’s interim consolidated financial statements as of and for the three and six months ended June 30, 2002, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. This Form 10-Q/A is being filed for the purpose of amending and restating Part I, Items 1 and 2, and Part II, Item 6 of the Company’s Form 10-Q for the quarterly period ended June 30, 2002 originally filed on August 14, 2002. As a result, the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2002 and 2001 and as of December 31, 2001 have been restated. See Note 10 to the interim condensed consolidated financial statements for a summary of the significant effects of the restatement. The following discussion and analysis gives effect to the restatement.

Recent Developments

American HomePatient, Inc. and 24 of its subsidiaries filed voluntary petitions for protection under the Bankruptcy Code on July 31, 2002. As of July 31, 2002, the Company is operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Middle District of Tennessee. See Note 11 “Subsequent Event – Bankruptcy Filing” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Prior to 1998, the Company had significantly expanded its operations through a combination of home health care acquisitions and joint ventures and strategic alliances with integrated health care delivery systems. In 1998, the Company purposefully slowed its acquisition activity compared to prior years to focus on existing operations. Since 1998, the Company has not acquired any home health care businesses or developed any new joint ventures other than converting several of its previously owned 50% joint ventures to wholly-owned operations during 1999 and 2000. During 2001, the Company sold certain non-core assets. These consisted of its rehab centers, three infusion centers, and two respiratory and home medical equipment centers, which were sold for an aggregate of $11.1 million in cash. The Company used proceeds from those sales to pay down the Bank Credit Facility. In addition, during 2001 the Company used $1.0 million in proceeds from the sales of its wholly-owned real estate and $0.5 million in proceeds from the collection of patient receivables associated with the sold centers to pay down the Bank Credit Facility. In March 2002, the Company sold substantially all of the assets of an infusion center for $1.3 million in cash and used the proceeds to pay down the Bank Credit Facility. In addition, during 2002 the Company used $1.9 million in proceeds from the collection of patient receivables associated with the sold centers to pay down the Bank Credit Facility.

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

Legal Proceedings. On June 11, 2001, a settlement agreement (the “Settlement”) was entered into among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, and a former Company employee, as relator. This Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. The Company also agreed to pay the relator’s attorneys fees and expenses. The Company’s Plan of Reorganization proposes that the Company will timely pay all amounts owed in accordance with the Settlement. The Company has reserved $4,236,000 for its future obligations pursuant to the Settlement. The Settlement does not resolve the relator’s claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims.

The Company also was named as a defendant in two other False Claims Act cases. In each of those cases, the DOJ declined to intervene and such cases were subsequently dismissed in March 2001. The first of these cases, United States ex rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on the motion of the Company on March 9, 2001. The appeal of that dismissal was argued in November 2001, however, in December 2001 the Court of Appeals for the Eleventh Circuit dismissed the appeal on jurisdictional grounds and returned the case to the trial court. In January 2002, one of the other defendants filed a Motion for Reconsideration with the Court of Appeals, and the Court of Appeals denied the motion on July 10, 2002. On August 5, 2002 the Company filed a Notice of Bankruptcy which stays the proceedings as to the Company. The Company cannot predict when the appeals court decision will be handed down, or the outcome of the appeal. Mr. Corsello’s qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The other case, United States ex rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison’s own motion on March 22, 2001. Since that date, the Company has not been served with any additional papers in this case. Mr. Hutchison’s qui tam complaint alleged that the Company and numerous other unrelated defendants filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary.

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

There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to billed claims that are found to be improper, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $4,236,000 reserve discussed above which relates to the Settlement, the Company has not recorded any reserves related to the unsettled government investigations. The outcome of any pending lawsuits or future settlements could have a material adverse effect on the Company.

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

     Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets acquired. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company was required to adopt the provisions of this statement effective January 1, 2002. SFAS No. 142 requires that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, goodwill and intangible assets with indefinite lives are required to be tested for impairment on an annual basis and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. As of August 8, 2002, the Company has not selected the annual testing date. The Company recorded goodwill amortization expense of $1.4 million and $2.8 million in the three and six months ended June 30, 2001, respectively, and ceased amortizing goodwill effective January 1, 2002.

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

     Self Insurance. Self-insurance reserves primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance and employee health insurance. The Company is insured for workers’ compensation but retains the first $250,000 of each claim. The Company is not maintaining annual aggregate stop loss coverage for 2002 and did not maintain annual aggregate stop loss coverage for 2001, as such coverage was not available. Judgments used in determining the self-insurance reserves related to workers’ compensation include loss development factors, frequency of claims and severity of claims. The estimated liability for workers’ compensation claims totaled approximately $3.8 million and $3.2 million as of June 30, 2002 and December 31, 2001, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage of

$14.5 million and $8.9 million for 2002 and 2001, respectively. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2002 and had unlimited lifetime reimbursements for 2001. The estimated liability for health insurance claims totaled approximately $2.2 million and $1.9 million as of June 30, 2002 and December 31, 2001, respectively. The Company reviews health insurance trends and payment history and maintains a reserve for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims. Judgments include assessing historical paid claims, average lags between the claims’ incurred dates, reported dates and paid dates, the frequency of claims and the severity of claims.

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

     Sale of Assets of Center. In the quarter ended March 31, 2002, the Company recorded a pre-tax gain of $0.7 million related to the sale of the assets of an infusion business and nursing agency (collectively, the “Center”). Effective March 19, 2002, substantially all of the assets of the Center were sold for approximately $1.3 million in cash. Funds representing the value of the remaining assets of the Center have been escrowed pending regulatory approvals and will be released once these are obtained. During the three and six months ended June 30, 2002 and 2001, the Center generated approximately $0, $1.9 million, $2.1 million and $4.6 million, respectively, in total revenues. The proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility.

In addition, the Company sold two unprofitable infusion centers in April 2001. During the three and six months ended June 30, 2001, the infusion centers generated approximately $0 and $0.9 million, respectively, in total revenues. The proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility.

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

Based upon the results of the Company’s initial impairment tests, the Company recorded an impairment loss of $68.5 million with no related tax effect in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. There was no tax effect on the impairment loss due to the fact that the majority of the related goodwill was non-tax deductible and because of the Company’s federal net operating loss position. The Company will conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing. Any subsequent impairment losses will be recognized as an operating expense in the Company’s consolidated statements of operations. The Company recorded goodwill amortization expense of $1.4 million and $2.8 million in the three and six months ended June 30, 2001, respectively.

The following table and discussion sets forth items from the Company’s consolidated statements of operations as a percentage of revenues for the periods indicated:

	Percentage of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales and related services	19.7	24.6	20.1	24.5
Cost of rentals and other revenues, including rental equipment depreciation expense	10.8	10.2	10.5	9.8
Operating expenses, including bad debt expense	56.6	54.5	57.3	54.7
General and administrative	5.1	4.4	5.2	4.5
Earnings from joint ventures	(1.4)	(1.3)	(1.5)	(1.2)
Depreciation, excluding rental equipment, and amortization expense	1.4	3.1	1.3	3.1
Amortization of deferred financing costs	0.9	1.2	1.0	0.8
Interest expense	6.5	6.7	6.5	9.0
Gain on sale of assets of center	—	—	(0.4)	—
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	0.4	—	0.2	—

Total expenses	100.0	103.4	100.2	105.2

Income (loss) from operations before income taxes and cumulative effect of change in accounting principle	—	(3.4)%	(0.2)%	(5.2)%
Provision for (benefit from) income taxes	0.1	0.2	(1.2)	0.2
Cumulative effect of change in accounting principle	—	—	(43.0)	—

Net loss	(0.1)%	(3.6)%	(42.0)%	(5.4)%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

The results of operations between 2002 and 2001 are impacted by the asset sales of several centers in 2002 and 2001.

Revenues. Revenues decreased from $88.6 million for the quarter ended June 30, 2001 to $79.2 million for the same period in 2002, a decrease of $9.4 million, or 11%. During 2001, the Company sold the assets of three infusion centers, two respiratory and home medical equipment centers, and all of its rehab centers, in addition to the sale of substantially all of the assets of one infusion center during the first quarter of 2002. As a result of these asset sales, revenues were negatively impacted by $10.8 million in the current quarter. Without these asset sales, revenue for the quarter would have increased by $1.4 million compared to last year. Following is a discussion of the components of revenues:

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

Rentals and Other Revenues. Rentals and other revenues decreased from $46.1 million for the quarter ended June 30, 2001 to $45.5 million for the same period in 2002, a decrease of $0.6 million, or 1%. The 2001 sales of two respiratory and home medical equipment centers have negatively impacted rental revenue in the current quarter by approximately $0.5 million.

Cost of Sales and Related Services. Cost of sales and related services decreased from $21.8 million for the quarter ended June 30, 2001 to $15.6 million for the same period in 2002, a decrease of $6.2 million, or 28%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 51.4% for the quarter ended June 30, 2001 to 46.1% for the same period in 2002. This decrease is primarily attributable to the sales of the infusion centers and the rehab centers which contributed lower margins.

Cost of Rentals and Other Revenues. Cost of rentals and other revenues decreased from $9.0 million for the quarter ended June 30, 2001 to $8.6 million for the same period in 2002, a decrease of $0.4 million, or 4%. As a percentage of rentals and other revenue, cost of rentals and other revenues were 19.4% and 18.9% for the quarters ended June 30, 2001 and 2002, respectively.

Operating Expenses. Operating expenses decreased from $48.3 million for the quarter ended June 30, 2001 to $44.9 million for the same period in 2002, a decrease of $3.4 million, or 7%. This decrease is attributable to reduced operating expense as a result of the sales of certain centers during 2001 and the first quarter of 2002, as well as lower overall bad debt expense. Bad debt expense was 3.7% of revenues for the quarter ended June 30, 2001 compared to 3.4% of revenues for the same period in 2002. The decrease in bad debt expense is attributable to strong cash collections during the second quarter of 2002.

General and Administrative Expenses. General and administrative expenses increased from $3.9 million for the quarter ended June 30, 2001 to $4.1 million for the same period in 2002, an increase of $0.2 million, or 5%. As a percentage of revenues, general and administrative expenses were 4.4% and 5.1% for the quarters ended June 30, 2001 and 2002, respectively. This increase is primarily attributable to higher legal fees and rent expense in the quarter ended June 30, 2002.

Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures remained constant at $1.1 million for the quarters ended June 30, 2001 and June 30, 2002.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $2.7 million for the quarter ended June 30, 2001 to $1.1 million for the same period in 2002, a decrease of $1.6 million, or 59%. Effective January 1, 2002 the Company adopted the provisions of SFAS No. 142 and accordingly, ceased the amortization of its goodwill. Amortization expense related to goodwill was $1.4 million in the quarter ended June 30, 2001. The remaining decrease is primarily attributable to certain property and equipment becoming fully depreciated.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs decreased from $1.1 million in 2001 to $0.7 million in 2002, a decrease of $0.4 million or 36%.

Interest. Interest expense decreased from $6.0 million for the quarter ended June 30, 2001, to $5.1 million for the same period in 2002, a decrease of $0.9 million, or 15%. This decrease is attributable to reductions in the prime borrowing rate and reduced principal amounts outstanding.

Chapter 11 Financial Advisory Expenses Incurred Prior to Filing Bankruptcy. In the quarter ended June 30, 2002 the Company incurred $314,000 related to financial advisory and legal services in preparation of a possible Chapter 11 filing due to the Company’s December 2002 debt maturity. No such fees were incurred in the same quarter of 2001.

Provision for Income Taxes. The provision for income taxes decreased from $150,000 in 2001 to $100,000 in 2002. This decrease is due to reduced state income taxes paid in 2002 versus 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

The results of operations between 2002 and 2001 are impacted by the asset sales of several centers in 2002 and 2001.

Revenues. Revenues decreased from $178.8 million for the six months ended June 30, 2001 to $159.2 million for the same period in 2002, a decrease of $19.6 million, or 11%. During 2001, the Company sold the assets of three infusion centers, two respiratory and home medical equipment centers, and all of its rehab centers, in addition to the sale of substantially all of the assets of one infusion center during the first quarter of 2002. As a result of these asset sales, revenues were negatively impacted by $20.6 million for the six months ended June 30, 2002. Without these asset sales, revenue for the current six months would have increased by $0.9 million compared to the same period last year. Following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues decreased from $86.3 million for the six months ended June 30, 2001 to $68.6 million for the same period in 2002, a decrease of $17.7 million, or 21%. The 2001 sales of assets of three infusion centers, two respiratory and home medical equipment centers, and all of the rehab centers, as well as the sale of the assets of an infusion center during the first quarter of 2002, have negatively impacted sales in the six months ended June 30, 2002 by approximately $18.9 million.

Rentals and Other Revenues. Rentals and other revenues decreased from $92.5 million for the six months ended June 30, 2001 to $90.6 million for the same period in 2002, a decrease of $1.9 million, or 2%. Rentals and other revenues were significantly impacted by the 2001 sales of two respiratory and home medical equipment centers which reduced rental revenue in the six months ended June 30, 2002 by approximately $1.7 million.

Cost of Sales and Related Services. Cost of sales and related services decreased from $43.9 million for the six months ended June 30, 2001 to $32.1 million for the same period in 2002, a decrease of $11.8 million, or 27%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 50.8% for the six months ended June 30, 2001 to 46.8% for the same period in 2002. This decrease is primarily attributable to the sales of the infusion centers and the rehab centers which contributed lower margins.

Cost of Rentals and Other Revenues. Cost of rentals and other revenues decreased from $17.5 million for the six months ended June 30, 2001 to $16.8 million for the same period in 2002, a decrease of $0.7 million, or 4%. As a percentage of rentals and other revenue, cost of rentals and other revenues were 18.9% and 18.5% for the six months ended June 30, 2001 and 2002, respectively.

Operating Expenses. Operating expenses decreased from $97.8 million for the six months ended June 30, 2001 to $91.2 million for the same period in 2002, a decrease of $6.6 million, or 7%. This decrease is attributable to reduced operating expense as a result of the sales of certain centers during 2001 and the first quarter of 2002. Bad debt expense was 4.0% of revenue for the six months ended June 30, 2001 compared to 4.3% of revenue for the same period in 2002. The increase in current year bad debt expense as a percentage of revenue is attributable to a temporary slowdown in cash collections during January and February 2002.

General and Administrative Expenses. General and administrative expenses increased from $8.0 million for the six months ended June 30, 2001 to $8.3 million for the same period in 2002, an increase of $0.3 million, or 4%. As a percentage of revenues, general and administrative expenses were 4.5% and 5.2% for the six months ended June 30, 2001 and 2002, respectively. This increase is attributable to higher rent expense and higher salary expense in the current year. The increase in salary expense is the result of additional personnel investments in reimbursement and compliance activities and increased sales and marketing efforts.

Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures increased from $2.2 million for the six months ended June 30, 2001 to $2.4 million for the same period in 2002, an increase of $0.2 million, or 9%, which is primarily attributable to continued improvements in performance of certain joint ventures.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $5.6 million for the six months ended June 30, 2001 to $2.1 million for the same period in 2002, a decrease of $3.5 million, or 63%. Effective January 1, 2002 the Company adopted the provisions of SFAS No. 142 and accordingly, ceased the amortization of its goodwill. Amortization expense related to goodwill was $2.8 million for the six months ended June 30, 2001. The remaining decrease is primarily attributable to certain property and equipment becoming fully depreciated.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs increased from $1.4 million for the six months ended June 30, 2001 to $1.6 million for the same period in 2002, an increase of $0.2 million, or 14%.

(Gain) Loss on Sales of Assets of Centers. In the first quarter of 2002, the Company recorded a gain of $0.7 million on the sale of the assets of an infusion business and nursing agency.

Interest. Interest expense decreased from $16.2 million for the six months ended June 30, 2001, to $10.3 million for the same period in 2002, a decrease of $5.9 million, or 36%. This decrease is attributable to reductions in the prime borrowing rate and reduced principal amounts outstanding.

Chapter 11 Financial Advisory Expenses Incurred Prior to Filing Bankruptcy. In the six months ended June 30, 2002 the Company incurred $314,000 related to financial advisory and legal services in preparation of a possible Chapter 11 filing due to the Company’s December 2002 debt maturity. No such fees were incurred in the same period of 2001.

(Benefit from) Provision for Income Taxes. The (benefit from) provision for income taxes was $300,000 in 2001 compared to $(1.9) million in 2002. The benefit recorded in 2002 was the result of the enactment of the Job Creation and Workers Assistance Act of 2002.

Liquidity and Capital Resources

At June 30, 2002, the Company had current assets of $80.0 million and current liabilities of $318.9 million, resulting in a working capital deficit of $238.9 million and current ratio of 0.3x as compared to a working capital deficit of $240.4 million and a current ratio of 0.3x at December 31, 2001.

On July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). These cases (the “Chapter 11 cases”) have been administratively consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. Pleadings in these cases may be viewed at the Court’s website, . The filing was prompted by the impending December 31, 2002 maturity of the Company’s Bank Credit Facility. Over the last several years, the Company unsuccessfully attempted to reach a long-term agreement to restructure its Bank Credit Facility outside of court, but this restructuring has not been possible, primarily due to the diversity of its large lender group, which is largely comprised of non-traditional participants. Therefore, the

Company determined that filing for protection under Chapter 11 of the Bankruptcy Code was in the best interests of all constituents.

As of July 31, 2002 the Company is operating as a debtor-in-possession under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court. The Company has not sought to obtain debtor-in-possession secured financing (“DIP Financing”) and currently does not intend to do so. Rather, the Company has operated using cash flow and cash on hand to fund day-to day operations during the bankruptcy process, which is consistent with its operations since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. The Bankruptcy Filing should have no impact on the Company’s existing joint ventures with unrelated parties, and the Company currently does not anticipate that any other subsidiary or affiliate of the Company will file a voluntary petition for relief.

The Company is the borrower under the Bank Credit Facility between the Company and Deutsche Bank Trust Company, successor to Bankers Trust Company, as agent for the Lenders. The Company’s breach of several of the financial covenants in the Fourth Amended and Restated Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to not be in compliance with certain covenants of the Fourth Amended and Restated Credit Agreement. On June 8, 2001, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a Balloon Payment of $281.5 million on December 31, 2002. As of August 8, 2002, the Company has paid the $750,000 principal payment due on September 30, 2001, the $750,000 principal payment due on December 31, 2001, the $11.6 million principal payment due on March 31, 2002 as well as the $1.0 million principal payment due on June 30, 2002, $1.0 million principal payment due on September 30, 2002, and $6.1 million of the Balloon Payment due on December 31, 2002. The Bankruptcy Filing stayed all remaining payments required by the Amended Credit Agreement. These early payments of 2002 principal were generated from operational cash flows, from the sales of assets of centers, from the sales of the Company’s wholly-owned real estate and from the collection of patient receivables associated with the asset sales. Anticipated future cash flows from operations will not be sufficient to pay the debt upon its current maturity on December 31, 2002. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal, then the Company’s ability to make the Balloon Payment is contingent upon obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. Additional sources of funds may be required and there can be no assurance that the Company will be able to obtain additional funds on terms acceptable to the Company or at all. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company’s excess cash flow and from the proceeds of the Company’s sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the

Company’s assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of August 8, 2002, totals $275.4 million (which excludes letters of credit totaling $3.4 million).

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

Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company is also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times adjusted EBITDA, as defined by the Amended Credit Agreement. As of June 30, 2002, the weighted average borrowing rate was 7.3%. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest would be payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer would have the right to designate the Adjusted Eurodollar Rate plus the applicable margin as the applicable interest rate.

The Company was required to issue, effective on March 31, 2001, warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable during the period commencing June 1, 2001 and ending May 31, 2011, and the remaining fifty percent are exercisable during the period commencing September 30, 2001 and ending September 29, 2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000. As of August 8, 2002, these warrants have not been exercised.

The Company’s principal cash requirements are for working capital, capital expenditures and debt service. The Company has met and intends to continue to meet these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles.

The Company is currently authorized to use cash collateral on an interim basis. The final hearing on the Company’s motion seeking use of cash collateral is scheduled for August 30, 2002. If the Company’s motion were denied, there likely would be a material adverse effect on the Company’s ability to continue operations.

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

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $56.5 million and $60.1 million at June 30, 2002 and December 31, 2001, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 66 and 68 days at June 30, 2002 and December 31, 2001, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables reflect the extended time required to obtain necessary billing documentation, the ongoing efforts to implement a standardized model for reimbursement and the consolidation of billing activities.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $65,000, $66,941,000 and $12,892,000 for the three and six months ended June 30, 2002, and for the year ended December 31, 2001, respectively, and has a shareholders’ deficit of $53,381,000 at June 30, 2002. As discussed above, the Company has substantial debt balances, which, pursuant to the Amended Credit Agreement become due on December 31, 2002. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Net cash provided by operating activities was $10.8 million and $10.6 million for the six months ended June 30, 2002 and 2001, respectively. This increase of $0.2 million is primarily due to the change in accounts payable, other payables and accrued expenses. These items used cash of $3.6 million and $4.7 million for the six months ended June 30, 2002 and 2001, respectively. This variance is primarily due to 2001 payments of $3.0 million related to the Settlement and income tax payments of $1.7 million related to a federal income tax audit assessment covering the period 1994 through 1998. In addition, the Company’s recognition of a federal income tax receivable related to a carryback of additional operating losses in the quarter ended March 31, 2002 resulted in a decrease of cash provided by operating activities of $2.1 million. Net cash used in investing activities was $9.6 million and $8.9 million for the six months ended June 30, 2002 and 2001, respectively. Capital expenditures were $13.0 million for the six months ended June 30, 2002 compared to $10.0 million for the same period in 2001, and the sales of assets of centers contributed $1.8 million for the six months ended June 30, 2002 compared to $0.2 million for same period in 2001. Net cash used in financing activities was $5.7 million and $3.1 million for the six months ended June 30, 2002 and 2001, respectively. The cash used in financing activities for the six months ended June 30, 2002 and 2001 primarily relates to principal payments on long-term debt and capital leases.

Risk Factors

This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. The risk factors in this section address certain risks that exist as of the filing date of this Form 10-Q/A and are not intended to describe the risks that existed as of the filing date of the original Form 10-Q.

Bankruptcy Proceeding. American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under the U.S. Bankruptcy Code (the “Bankruptcy Filing”) on July 31, 2002. As of July 31, 2002, the Debtors are currently operating as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Debtors and the Official Committee of Unsecured Creditors jointly proposed the Second Amended Joint Plan of Reorganization that, among other terms, proposed paying all creditors of the Debtors in full and allowing the stockholders of the Company to retain their ownership interest. However, there can be no assurance that the proposed plan will be approved with these proposed terms or at all. Furthermore, the Debtors are subject to a number of uncertainties while operating its business during bankruptcy proceedings including maintaining its relationships with vendors, referral sources, business partners, employees, and patients. If the proposed plan is approved, the Company’s future results of operations will be subject to the business risks associated with the Company’s operations and the markets in which it operates as described in “Risk Factors-Business Risks.” See Note 11 “Subsequent Event – Bankruptcy Filing.”

     Business Risks

     Substantial Leverage. The Company maintains a significant amount of debt. Indebtedness under the Bank Credit Facility totaled approximately $275.4 million (which excludes letters of credit totaling $3.4 million) as of July 31, 2002, the Bankruptcy Filing date. The Lenders have asserted that additional sums are due that will increase their claims to in excess of $280.0 million. If a plan of reorganization is not approved and confirmed that restructures this debt, other outcomes likely would have a material adverse effect on the current shareholders of the Company and also could have a material adverse effect on the Company or its business prospects. If the proposed plan is approved, a substantial portion of its cash flow from operations will be dedicated to repaying debt. If the Company is unable to generate sufficient cash flow to meet its obligations, it likely would have a material adverse effect on the Company. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions or competitive pressures. See Note 11 “Subsequent Event – Bankruptcy Filing.”

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

     Dependence on Reimbursement by Third-Party Payors. For the six months ended June 30, 2002, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 52%, 9% and 39%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as DSO of 66 days as of June 30, 2002. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

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

     Government Investigations and Federal False Claims Act Cases. In addition to the regulatory initiatives mentioned above, the OIG has received funding to expand and intensify its auditing of the health care industry in an effort to better detect and remedy errors in Medicare and Medicaid billing. The Company has reason to believe a qui tam complaint has been filed against the Company under the False Claims Act alleging violations of law occurring after December 31, 1998. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones alleged in the 2001 settlement of another False Claims Act case. The Company believes that this second case will be limited to allegedly improper activities occurring after

December 31, 1998. There can be no assurances as to the final outcome of the pending False Claims Act lawsuits or any lawsuits that may be filed in the future. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to billed claims found to be improper, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of any of the pending lawsuits could have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation.”

     Liquidity. Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company’s common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, between September 1, 1999 and August 8, 2002, trading of the Company’s common stock was conducted on the over-the-counter market (“OTC”) or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board using the Company’s current trading symbol, AHOM.

     Role of Managed Care. As managed care assumes an increasingly significant role in markets in which the Company operates, the Company’s success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue to experience downward pressure as a result of payors’ efforts to contain or reduce the costs of health care by increasing case management review of services and negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, unless the Company also decreases its cost for providing services and increases higher margin services, it will experience declining profitability.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “ Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also makes several technical corrections and clarifications to other existing authoritative pronouncements. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company’s adoption of the provisions of SFAS No. 145 which were effective for transactions after May 15, 2002 has not had a material effect on its financial statements. The Company is evaluating the remaining provisions of SFAS No. 145 and will adopt the remaining provisions prospectively on January 1, 2003.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring)”(“Issue 94-3”). The principal difference between SFAS No. 146 and Issue 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The Company is currently evaluating the impact of SFAS No. 146 on its financial statements and will adopt the provisions of this Statement prospectively on January 1, 2003.

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

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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