Form 10-Q/A
period 2002-09-30
AMERICAN HOMEPATIENT INC
filed 2003-04-30
CIK 879181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CHECK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

American HomePatient, Inc.

(Debtor-in-Possession as of July 31, 2002)
(exact name of registrant as specified in its charter)

Delaware	0-19532	62-1474680

(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027

(Address of principal executive offices) (Zip Code)

(615) 221-8884

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changes since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

16,367,389

(Outstanding shares of the issuer’s common stock as of March 24, 2003)

Total number of sequentially
numbered pages is 67

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
INDEX TO EXHIBITS
Ex-99.1 Section 906 Certification of the CEO
Ex-99.2 Section 906 Certification of the CFO

PART I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2002	2001

		(As restated, see
		Note 13)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,262,000	$9,129,000
Restricted cash	67,000	265,000
Accounts receivable, less allowance for doubtful accounts of $26,222,000 and $32,152,000, respectively	54,647,000	62,154,000
Inventories, net of inventory reserves of $1,094,000 and $1,191,000, respectively	15,057,000	14,001,000
Prepaid expenses and other current assets	1,513,000	1,582,000
Federal income tax receivable	2,112,000	—

Total current assets	96,658,000	87,131,000

PROPERTY AND EQUIPMENT, at cost:	172,544,000	172,626,000
Less accumulated depreciation and amortization	(123,592,000)	(125,538,000)

Property and equipment, net	48,952,000	47,088,000

OTHER ASSETS:
Goodwill, net	121,214,000	189,699,000
Investment in joint ventures	8,881,000	9,450,000
Deferred financing costs, net of accumulated amortization of $0 and $9,518,000, respectively	—	3,383,000
Other assets	9,325,000	10,289,000

Total other assets	139,420,000	212,821,000

TOTAL ASSETS	$285,030,000	$347,040,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

	September 30,	December 31,
	2002	2001

		(As restated, see
		Note 13)
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$—	$282,554,000
Accounts payable	10,295,000	19,819,000
Other payables	1,855,000	2,600,000
Accrued expenses:
Payroll and related benefits	9,279,000	8,054,000
Interest	—	2,231,000
Insurance, including self-insurance reserves	6,003,000	5,229,000
Other	912,000	7,080,000

Total current liabilities	28,344,000	327,567,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	—	1,142,000
Other noncurrent liabilities	748,000	4,782,000

Total noncurrent liabilities	748,000	5,924,000

LIABILITIES SUBJECT TO COMPROMISE	311,723,000	—
SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 16,367,000 and 16,327,000 shares, respectively	164,000	163,000
Paid-in capital	173,985,000	173,975,000
Accumulated deficit	(229,934,000)	(160,589,000)

Total shareholders’ (deficit) equity	(55,785,000)	13,549,000

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$285,030,000	$347,040,000

(Concluded)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

		(As restated, see		(As restated, see
		Note 13)		Note 13)
REVENUES:
Sales and related service revenues	$33,423,000	$40,131,000	$102,003,000	$126,452,000
Rentals and other revenues	44,947,000	46,346,000	135,583,000	138,845,000

Total revenues	78,370,000	86,477,000	237,586,000	265,297,000

EXPENSES AND OTHER:
Cost of sales and related services	15,110,000	18,305,000	47,175,000	62,176,000
Cost of rentals and other revenues, including rental equipment depreciation of $5,428,000, $5,596,000, $14,834,000 and $16,260,000, respectively	9,295,000	9,230,000	26,061,000	26,726,000
Operating, including bad debt expense of $2,681,000, $5,254,000, $9,550,000 and $12,498,000, respectively	46,084,000	49,296,000	137,273,000	147,079,000
General and administrative	3,748,000	3,768,000	12,066,000	11,805,000
Earnings from joint ventures	(1,000,000)	(1,137,000)	(3,392,000)	(3,336,000)
Depreciation, excluding rental equipment, and amortization	982,000	2,639,000	3,084,000	8,200,000
Amortization of deferred financing costs	236,000	828,000	1,779,000	2,209,000
Interest (excluding post-petition contractual interest of $5,113,000, $0, $5,113,000 and $0, respectively)	1,798,000	6,737,000	12,144,000	22,940,000
(Gain) loss on sales of assets of centers	—	2,629,000	(667,000)	2,629,000
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	504,000	—	818,000	—

Total expenses	76,757,000	92,295,000	236,341,000	280,428,000

INCOME (LOSS) FROM OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,613,000	(5,818,000)	1,245,000	(15,131,000)
REORGANIZATION ITEMS	3,917,000	—	3,917,000	—

LOSS FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,304,000)	(5,818,000)	(2,672,000)	(15,131,000)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	100,000	150,000	(1,812,000)	450,000

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,404,000)	(5,968,000)	(860,000)	(15,581,000)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE WITH NO RELATED TAX EFFECT	—	—	(68,485,000)	—

NET LOSS	$(2,404,000)	$(5,968,000)	$(69,345,000)	$(15,581,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Continued)

LOSS PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
- Basic	$(0.15)	$(0.37)	$(0.05)	$(0.96)

- Diluted	$(0.15)	$(0.37)	$(0.05)	$(0.96)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE:
- Basic	$—	$—	$(4.19)	$—

- Diluted	$—	$—	$(4.19)	$—

NET LOSS PER COMMON SHARE:
- Basic	$(0.15)	$(0.37)	$(4.24)	$(0.96)

- Diluted	$(0.15)	$(0.37)	$(4.24)	$(0.96)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	16,367,000	16,327,000	16,355,000	16,235,000

- Diluted	16,367,000	16,327,000	16,355,000	16,235,000

(Concluded)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sept. 30,

	2002	2001

		(As restated, see
		Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,345,000)	$(15,581,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	68,485,000	—
Depreciation and amortization	17,918,000	24,460,000
Amortization of deferred financing costs	1,779,000	2,209,000
Provision for doubtful accounts	(5,930,000)	(6,582,000)
Provision for inventory	(97,000)	(837,000)
Equity in earnings of unconsolidated joint ventures	(1,934,000)	(1,802,000)
Minority interest	214,000	224,000
(Gain) loss on sale of assets of centers	(667,000)	2,629,000
Reorganization items	3,917,000	—
Reorganization items paid	(176,000)	—
Change in assets and liabilities, net of dispositions:
Accounts receivable	12,932,000	13,197,000
Inventories	(1,230,000)	1,648,000
Prepaid expenses and other current assets	65,000	(108,000)
Federal income tax receivable	(2,112,000)	—
Accounts payable, other payables and accrued expenses	11,075,000	543,000
Other noncurrent liabilities	(30,000)	(1,015,000)
Other assets and liabilities	936,000	1,348,000

Net cash provided by operating activities	35,800,000	20,333,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets of centers	1,805,000	7,825,000
Additions to property and equipment, net	(19,848,000)	(15,498,000)
Distributions and loan payments from unconsolidated joint ventures, net	2,503,000	1,520,000

Net cash used in investing activities	(15,540,000)	(6,153,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(Continued)

	Nine Months Ended Sept. 30,

	2002	2001

		(As restated,
		see Note 13)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(6,119,000)	(9,356,000)
Proceeds from employee stock purchase plan	—	202,000
Proceeds from exercise of stock options	11,000	—
Deferred financing costs	(11,000)	(3,040,000)
Distributions to minority interest owners	(206,000)	(223,000)
Restricted cash	198,000	13,000

Net cash used in financing activities	(6,127,000)	(12,404,000)

INCREASE IN CASH AND CASH EQUIVALENTS	14,133,000	1,776,000
CASH AND CASH EQUIVALENTS, beginning of period	9,129,000	12,081,000

CASH AND CASH EQUIVALENTS, end of period	$23,262,000	$13,857,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$12,559,000	$22,580,000

Cash payments of income taxes	$488,000	$2,195,000

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Office equipment capital leases	$—	$1,343,000

(Concluded)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. American HomePatient, Inc. and subsidiaries (the “Company”) provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the nine months ended September 30, 2002, such services represented 66%, 14% and 20%, respectively of revenues. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of September 30, 2002, the Company provided these services to patients primarily in the home through 285 centers in 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.

The interim condensed consolidated financial statements of the Company for the nine months ended September 30, 2002 and 2001 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at September 30, 2002 and the results of operations and the cash flows for the nine months ended September 30, 2002 and 2001.

The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

2. BANK CREDIT FACILITY

At September 30, 2002 the Company had a working capital of $68.4 million and current ratio of 3.4x as compared to a working capital deficit of $240.4 million and a current ratio of 0.3x at December 31, 2001.

The Company is the borrower under the Bank Credit Facility between the Company and Deutsche Bank Trust Company, successor to Bankers Trust Company, as agent for the Lenders. The Company’s breach of several of the financial covenants in the Fourth Amended and Restated Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to not be in compliance with certain covenants of the Fourth Amended and Restated Credit Agreement. On June 8, 2001, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matured on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a Balloon Payment of $281.5 million on December 31, 2002. As of November 14, 2002, the Company has paid the $750,000 principal payment due on September 30, 2001, the $750,000 principal payment due on December 31, 2001, the $11.6 million principal payment due on March 31, 2002 as well as the $1.0 million principal payment due on June 30, 2002, the $1.0 million principal payment due on September 30, 2002, and $6.1 million of the Balloon Payment due on December 31, 2002. The Bankruptcy Filing (as defined in Note 3) stayed all remaining payments required by Amended Credit Agreement. These early payments of 2002 principal were generated from operational cash flows, from the sales of assets of centers, from the sales of the Company’s wholly-owned real estate and from the collection of patient receivables associated with the asset sales. Cash flow from operations were not sufficient to pay the debt upon its current maturity on December 31, 2002. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal, then the Company’s ability to make the Balloon Payment is contingent upon obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. Additional sources of funds may be required and there can be no assurance that the Company will be able to obtain additional funds on terms acceptable to the Company or at all. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company’s excess cash flow and from the proceeds of the Company’s sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the Company’s assets have been pledged as security for borrowings under the Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of November 14, 2002, totals $275.4 million (which excludes letters of credit totaling $3.4 million).

The Amended Credit Agreement further provided for the payment to the Lenders of certain fees. These fees included a restructuring fee of $1.2 million (paid on the effective date of the Amended Credit Agreement), and $200,000 paid on December 31, 2001, March 31, 2002 and June 30, 2002. A restructuring fee of $459,000 payable on September 30, 2002 is currently classified as a liability subject to compromise in the accompanying consolidated balance sheet as of September 30, 2002. In addition, the Company has an obligation to pay the agent an annual administrative fee of $75,000 and an annual fee of 0.50% of the average monthly outstanding indebtedness on each anniversary of the Amended Credit Agreement. The last such payment of annual fees was made by the Company in June 2002.

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

Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company is also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times adjusted EBITDA, as defined by the Amended Credit Agreement. For the seven months ended July 31, 2002, the weighted average borrowing rate was 7.3%. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest would be payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer would have the right to designate the Adjusted Eurodollar Rate plus the applicable margin as the applicable interest rate.

The Company was required to issue, effective on March 31, 2001, warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable during the period commencing June 1, 2001 and ending May 31, 2011, and the remaining fifty percent are exercisable during the period commencing September 30, 2001 and ending September 29, 2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000. As of November 14, 2002 these warrants have not been exercised.

3. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

The Company is the borrower under the Bank Credit Facility evidenced by the Amended Credit Agreement between the Company and Bank of Montreal, as agent for a syndicate of lenders (the “Lenders”). Indebtedness under the Bank Credit Facility as of July 31, 2002, (Bankruptcy Filing date, as defined herein), totals approximately $275.4 million (which excludes letters of credit totaling $3.4 million). Prior to August 12, 2002, Deutsche Bank Trust Company, successor to Bankers Trust Company, served as agent for the Lenders. On August 12, 2002 the Company received written notice that Deutsche Bank Trust Company intended to resign. Bank of Montreal was appointed by the Lenders as the new agent.

On July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). These cases (the “Chapter 11 Cases”) have been consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. Pleadings in these cases may be viewed at the Court’s website, www.tnmb.uscourts.gov. On January 2, 2003, the Debtors filed their Second Amended Joint Plan of Reorganization (the “Plan”), proposed by the Debtors and the Official Committee of Unsecured Creditors appointed by the Office of the United States Trustee in the Chapter 11 Cases. A Disclosure Statement, the purpose of which is to enable creditors entitled to vote on the Plan to make an informed decision before exercising their right to vote, accompanied the Plan and was also filed on January 2, 2003. The hearing before the Bankruptcy Court on confirmation of the Plan has been set for April 23, 2003. The filing was prompted by the impending December 31, 2002 maturity of the Company’s Bank Credit Facility.

The Debtors operate their business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court. The Company has not sought to obtain debtor-in-possession secured financing (“DIP Financing”) and currently does not intend to do so. Rather, the Company intends to use cash flow and cash on hand to fund day-to day operations during the bankruptcy process, which is consistent with its operations since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. At September 30, 2002 the Company had cash and cash equivalents of approximately $23.3 million. The Bankruptcy Filing should have no impact on the Company’s existing joint ventures with unrelated parties, and the Company currently does not anticipate that any other subsidiary or affiliate of the Company will file a voluntary petition for relief.

On October 15, 2002, the Company, the Lenders and the unsecured creditors filed an agreed order with the Bankruptcy Court authorizing the use of cash collateral and granting adequate protection payments to the Lenders. This order authorizes the Company to use cash collateral, but provides certain restrictions on the Company’s ability to make cash disbursements. The Company is authorized to use cash collateral solely for the following purposes: (i) to make cash disbursements as set forth in a cash forecast prepared by the Company, not to exceed 5% in any four week rolling period, (ii) to pay fees required by the Office of the United States Trustee, (iii)

to make adequate protection payments to the Lenders, and (iv) to replace or increase certain letters of credit. The Company agreed to make adequate protection payments to the Lenders of $1,600,000 per month beginning with the month of August 2002, subject to maintaining a required minimum cash balance of $12,000,000 plus the amount necessary to fund incentive bonuses that will come due through March 31, 2003, as well as any amounts necessary to replace or increase letters of credit. An initial payment totaling $3,200,000 for August and September 2002, in the aggregate, was made on October 15, 2002, and additional adequate protection payments have been paid on the 15th of each successive month. The application of such payments is subject to further order of the Bankruptcy Court. The Bankruptcy Court may recharacterize the application of any payment regardless of how characterized by the Company or the Lenders.

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Accordingly, these consolidated interim financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. All pre-petition liabilities subject to compromise have been segregated in the unaudited condensed consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current in the unaudited condensed consolidated balance sheets. Revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are reported separately as reorganization items. Cash used for reorganization items is disclosed separately in the unaudited condensed consolidated statements of cash flows. Post-petition interest excluded from the statement of operations for the three and nine months ended September 30, 2002, of $5,113,000, represents the default rate of interest pursuant to the terms described in the Amended Credit Agreement.

4. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding under the Bank Credit Facility, the Government Settlement (see Note 7), capital leases, and also include accounts payable, accrued interest, amounts accrued for future lease rejections, professional fees related to the reorganization, and other accrued expenses. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, and other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

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

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are as follows:

Pre-petition accounts payable	$20,035,000
State income taxes payable	422,000
Other accruals	5,754,000
Accrued interest	1,551,000
Bank credit facility	275,395,000
Other long-term debt and liabilities	2,194,000
Accrual for future lease rejection damages	1,341,000
Accrued professional fees related to reorganization	785,000
Government settlement, including interest	4,246,000

Total liabilities subject to compromise	$311,723,000

Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. These items are comprised of the following:

Write-off of deferred financing costs	$1,615,000
Provision for future lease rejection damages	1,341,000
Professional and other fees	961,000

Total reorganization items	$3,917,000

5. DEBTORS AND NON-DEBTORS FINANCIAL STATEMENTS

The Debtors filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The joint ventures (both consolidated and non-consolidated) are not part of the Bankruptcy Filing.

In accordance with SOP 90-7, the Company is presenting the following condensed combining financial statements as of and for the nine months ended September 30, 2002:

American HomePatient, Inc. and Subsidiaries
Condensed Combining Balance Sheets as of September 30, 2002
(unaudited)

	Debtors	Non-Debtors	Combined

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,213,000	$49,000	$23,262,000
Restricted cash	67,000	—	67,000
Accounts receivable, less allowance for doubtful accounts	54,260,000	387,000	54,647,000
Inventories, net of inventory reserves	15,002,000	55,000	15,057,000
Prepaid expenses and other current assets	1,512,000	1,000	1,513,000
Federal income tax receivable	2,112,000	—	2,112,000

Total current assets	96,166,000	492,000	96,658,000

PROPERTY AND EQUIPMENT, at cost:	171,108,000	1,436,000	172,544,000
Less accumulated depreciation and amortization	(122,764,000)	(828,000)	(123,592,000)

Property and equipment, net	48,344,000	608,000	48,952,000

OTHER ASSETS:
Goodwill, net	121,214,000	—	121,214,000
Investment in joint ventures	(352,000)	9,233,000	8,881,000
Other assets	9,325,000	—	9,325,000
Total other assets	130,187,000	9,233,000	139,420,000

TOTAL ASSETS	$274,697,000	$10,333,000	$285,030,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$10,295,000	$—	$10,295,000
Other payables	1,855,000	—	1,855,000
Accrued expenses:
Payroll and related benefits	9,260,000	19,000	9,279,000
Insurance, including self-insurance reserves	6,003,000	—	6,003,000
Other	899,000	13,000	912,000

Total current liabilities	28,312,000	32,000	28,344,000

NONCURRENT LIABILITIES:
Other noncurrent liabilities	282,000	466,000	748,000

Total noncurrent liabilities	282,000	466,000	748,000

LIABILITIES SUBJECT TO COMPROMISE:	311,723,000	—	311,723,000
SHAREHOLDERS’ (DEFICIT) EQUITY	(65,620,000)	9,835,000	(55,785,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$274,697,000	$10,333,000	$285,030,000

American HomePatient, Inc. and Subsidiaries
Condensed Combining Statements of Operations
for the Nine Months Ended September 30, 2002
(unaudited)

	Debtors	Non-Debtors	Combined

REVENUES:
Sales and related service revenues	$101,425,000	$578,000	$102,003,000
Rentals and other revenues	133,985,000	1,598,000	135,583,000

Total revenues	235,410,000	2,176,000	237,586,000

EXPENSES:
Cost of sales and related services	46,828,000	347,000	47,175,000
Cost or rentals and other revenues, including rental equipment depreciation	25,798,000	263,000	26,061,000
Operating, including bad debt expense	136,214,000	1,059,000	137,273,000
General and administrative	12,066,000	—	12,066,000
Earnings from joint ventures	(2,295,000)	(1,097,000)	(3,392,000)
Depreciation, excluding rental equipment, and amortization	3,079,000	5,000	3,084,000
Amortization of deferred financing costs	1,779,000	—	1,779,000
Interest (excluding post-petition contractual interest of $5,113,000, $0 and $5,113,000, respectively)	12,144,000	—	12,144,000
Gain on sale of assets of center	(667,000)	—	(667,000)
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	818,000	—	818,000

Total expenses	235,764,000	577,000	236,341,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(354,000)	1,599,000	1,245,000
REORGANIZATION ITEMS	3,917,000	—	3,917,000

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(4,271,000)	1,599,000	(2,672,000)
BENEFIT FROM INCOME TAXES	(1,812,000)	—	(1,812,000)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,459,000)	1,599,000	(860,000)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE WITH NO RELATED TAX EFFECT	(68,485,000)	—	(68,485,000)

NET (LOSS) INCOME	$(70,944,000)	$1,599,000	$(69,345,000)

American HomePatient, Inc. and Subsidiaries
Condensed Combining Statements of Cash Flows
for the Nine Months Ended September 30, 2002
(unaudited)

	Debtors	Non-Debtors	Combined

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(70,943,000)	$1,598,000	$(69,345,000)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	68,485,000	—	68,485,000
Depreciation and amortization	17,746,000	172,000	17,918,000
Amortization of deferred financing costs	1,779,000	—	1,779,000
Provision for doubtful accounts	(5,940,000)	10,000	(5,930,000)
Provision for inventory	(97,000)	—	(97,000)
Equity in earnings of unconsolidated joint ventures	(838,000)	(1,096,000)	(1,934,000)
Minority interest	—	214,000	214,000
Gain on sale of assets of center	(667,000)	—	(667,000)
Reorganization items	3,917,000	—	3,917,000
Reorganization items paid	(176,000)	—	(176,000)
Change in assets and liabilities, net of dispositions:
Accounts receivable	12,927,000	5,000	12,932,000
Inventories	(1,259,000)	29,000	(1,230,000)
Prepaid expenses and other current assets	65,000	—	65,000
Federal income tax receivable	(2,112,000)	—	(2,112,000)
Accounts payable, other payables and accrued expenses	11,074,000	1,000	11,075,000
Other noncurrent liabilities	(30,000)	—	(30,000)
Other assets and liabilities	936,000	—	936,000

Net cash provided by operating activities	34,867,000	933,000	35,800,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets of center	1,805,000	—	1,805,000
Additions to property and equipment, net	(19,669,000)	(179,000)	(19,848,000)
Distributions and loan payments from (advances to) unconsolidated joint ventures, net	3,040,000	(537,000)	2,503,000

Net cash used in investing activities	(14,824,000)	(716,000)	(15,540,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(6,119,000)	—	(6,119,000)
Proceeds from exercise of employee stock options	11,000	—	11,000
Deferred financing costs	(11,000)	—	(11,000)
Distributions to minority interest owners	—	(206,000)	(206,000)
Restricted cash	198,000	—	198,000

Net cash used in financing activities	(5,921,000)	(206,000)	(6,127,000)

INCREASE IN CASH AND CASH EQUIVALENTS	14,122,000	11,000	14,133,000
CASH AND CASH EQUIVALENTS, beginning of period	9,090,000	39,000	9,129,000

CASH AND CASH EQUIVALENTS, end of period	$23,212,000	$50,000	$23,262,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$12,559,000	$—	$12,559,000

Cash payments of income taxes	$488,000	$—	$488,000

6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $2,404,000, $69,345,000 and $12,892,000 for the three and nine months ended September 30, 2002 and for the year ended December 31, 2001, respectively, and has a shareholders’ deficit of $55,785,000 at September 30, 2002. The Company has substantial debt balances related to the Amended Credit Agreement, of which $275.4 million is due on or before December 31, 2002. There is currently no commitment as to how any such payment would be satisfied by the Company. This amount is included in liabilities subject to compromise as of September 30, 2002. See Note 3 for further information related to the Bankruptcy Filing. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

See Note 3 for a discussion of the Company’s proceedings under Chapter 11 of the bankruptcy code. Through the bankruptcy proceedings, the Company plans to extend the maturity on the Bank Credit Facility, reduce the related interest cost on such debt, and to pay all of its reported liabilities. Under this plan, the Company will continue to be highly leveraged and subject to substantial interest costs. In addition, the Company has plans to improve financial performance through consolidating operations, stabilizing and increasing profitable revenues, decreasing and controlling operating expenses and improving accounts receivable performance. The Company is unable to predict whether the Plan will be accepted, or it will be able to successfully execute its operating plan after bankruptcy. If the Company is unable to successfully emerge from bankruptcy and continue to improve its operations, its financial position, results of operations and cash flows would be impacted adversely.

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

7. GOVERNMENT INVESTIGATION AND LITIGATION

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

8. RELATED PARTY TRANSACTIONS

A partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. (“H3GM”), which the Company engaged during 2002 and 2001 to render legal advice in a variety of activities, was a director of the Company until July 2002. The Company paid H3GM $460,000, $852,000, $265,000 and $517,000 during the three and nine months ended September 30, 2002 and 2001, respectively.

The Company maintains an employee benefit trust for the purpose of paying health insurance claims for its employees. The trust was established in June 2002 and was funded with an initial deposit of $0.5 million in July 2002. Disbursements from the trust began in late July 2002. The Company deposits funds into the trust on an as needed basis to pay claims.

9. SALE OF ASSETS OF CENTER

In the quarter ended March 31, 2002, the Company recorded a pre-tax gain of approximately $0.7 million related to the sale of the assets of an infusion business and nursing agency (collectively, the “Center”). Effective March 19, 2002 substantially all of the assets of the Center were sold for approximately $1.3 million in cash. Funds representing the value of the remaining assets of the Center have been escrowed pending regulatory approvals and will be released once these are obtained. During the three and nine months ended September 30, 2002 and 2001, the Center generated approximately $0.1 million, $2.0 million, $2.2 million and $6.7 million, respectively, in total revenues. The proceeds of this sale were used to pay down debt under the Company’s Bank Credit Facility.

Effective September 1, 2001, the Company sold substantially all of the assets of its rehab centers and recorded a pre-tax loss of $2.6 million related to the sale. The rehab centers were sold for approximately $7.7 million, of which $7.2 million was received in cash at closing with the remainder paid on February 28, 2002. The cash proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility. During the three and nine months ended September 30, 2001, the rehab centers generated approximately $3.3 million and $14.2 million, respectively, in total revenues.

In July 2001, the Company sold an unprofitable respiratory and home medical equipment center for approximately $0.6 million in cash. The cash proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility. During the three and nine months ended September 30,

2001, the respiratory and home medical equipment center generated approximately $0 and $0.5 million, respectively, in total revenues.

In addition, the Company sold two unprofitable infusion centers in April 2001. During the three and six months ended June 30, 2001, the infusion centers generated approximately $0 and $0.9 million, respectively, in total revenues. The proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility.

10. EARNINGS PER SHARE

Under the standards established by Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible debt, options and warrants. In computing diluted earnings per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method. For the three months ended September 30, 2002 and 2001, and for the nine months ended September 30, 2002 and 2001, approximately 3,998,000, 3,603,000, 4,099,000 and 2,891,000 shares, respectively, were attributable to the exercise of outstanding options and were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

The following information is necessary to calculate earnings per share for the periods presented:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2002	2001	2002	2001

Loss before cumulative effect of change in accounting principle	$(2,404,000)	$(5,968,000)	$(860,000)	$(15,581,000)
Cumulative effect of change in accounting principle	—	—	(68,485,000)	—

Net loss	$(2,404,000)	$(5,968,000)	$(69,345,000)	$(15,581,000)

Weighted average common shares outstanding	16,367,000	16,327,000	16,355,000	16,235,000
Effect of dilutive options and warrants	—	—	—	—

Adjusted diluted common shares outstanding	16,367,000	16,327,000	16,355,000	16,235,000

Loss per common share before cumulative effect of change in accounting principle
- Basic	$(0.15)	$(0.37)	$(0.05)	$(0.96)

- Diluted	$(0.15)	$(0.37)	$(0.05)	$(0.96)

Cumulative effect of change in accounting principle per common share
- Basic	$—	$—	$(4.19)	$—

- Diluted	$—	$—	$(4.19)	$—

Net loss per common share
- Basic	$(0.15)	$(0.37)	$(4.24)	$(0.96)

- Diluted	$(0.15)	$(0.37)	$(4.24)	$(0.96)

11. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company adopted SFAS No. 141 effective July 1, 2001. See Note 12 “Adoption of SFAS No. 142” for disclosure of the impact of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). This Interpretation requires guarantors to account at fair value for and disclose certain types of guarantees. The Interpretation’s disclosure requirements are effective for the Company’s year ended December 31, 2002; the Interpretation’s accounting requirements are effective for guarantees issued or modified after December 31, 2002. The Company is assessing the effects, if any, of this Interpretation.

12. ADOPTION OF SFAS NO. 142

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

Based upon the results of the Company’s initial impairment tests, the Company recorded an impairment loss of $68.5 million in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. There was no tax effect on the impairment loss due to the fact that the majority of the related goodwill was non-tax deductible and because of the Company’s federal net operating loss position. The Company will conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing. Any subsequent impairment loss will be recognized as an operating expense in the Company’s consolidated statements of operations. The Company recorded goodwill amortization expense of $1.4 million and $4.2 million in the three and nine months ended September 30, 2001, respectively.

The change in the carrying amount of goodwill for the nine month period ended September 30, 2002 is as follows:

2002

Goodwill, net of accumulated amortization, beginning of period	$189,699,000
Transitional impairment loss	(68,485,000)

Goodwill, net of accumulated amortization, end of period	$121,214,000

Actual results of operations for the three months and nine months ended September 30, 2002 and pro forma results of operations for the three months and nine months ended September 30, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 in that period are as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2002	2001	2002	2001

Reported net loss	$(2,404,000)	$(5,968,000)	$(69,345,000)	$(15,581,000)
Add: Goodwill amortization	—	1,409,000	—	4,248,000

Adjusted net loss	$(2,404,000)	$(4,559,000)	$(69,345,000)	$(11,333,000)

Basic loss per share Reported net loss	$(0.15)	$(0.37)	$(4.24)	$(0.96)
Goodwill amortization	—	0.09	—	0.26

Adjusted net loss	$(0.15)	$(0.28)	$(4.24)	$(0.70)

Diluted loss per share
Reported net loss	$(0.15)	$(0.37)	$(4.24)	$(0.96)
Goodwill amortization	—	0.09	—	0.26

Adjusted net loss	$(0.15)	$(0.28)	$(4.24)	$(0.70)

13. RESTATEMENT

Subsequent to the issuance of the Company’s June 30, 2002 consolidated financial statements, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. A summary of these items is provided below.

In June 2001, the Company executed the Amended Credit Agreement (see Note 2) incurring restructuring fees of approximately $2,259,000. These fees were initially expensed as paid but should have been accrued and recorded as deferred financing costs and amortized over the appropriate term. In addition, in connection with the Amended Credit Agreement, the Company issued warrants to its Lenders. The Company initially amortized these warrants incorrectly. The Amended Credit Agreement also stipulated that the Company pay an administrative fee of $75,000 and an annual fee of 0.50% of the average monthly outstanding indebtedness. These fees were capitalized as deferred financing costs when paid, which were subsequently amortized instead of accruing the costs as interest expense as incurred. Finally, the Amended Credit Agreement and its predecessor agreement (the “Agreements”), called for the payment of additional interest in the amount of 4.5% per annum on that principal portion outstanding in excess of four times Adjusted EBITDA, as defined by the Agreements. The initial accounting for this interest was not appropriate. As a result of the above, deferred financing costs, net were understated by approximately $636,000, accrued financing costs and accrued interest were overstated by approximately $1,059,000 and $862,000, respectively, at September 30, 2001.

Interest expense should have been approximately $321,000 and $862,000 higher for the three and nine months ended September 30, 2001, and amortization of deferred financing costs should have been approximately $127,000 and $423,000 higher for the three and nine months ended September 30, 2001, respectively. Deferred financing costs, net, accrued interest and accrued financing costs were understated by approximately $309,000, $1,188,000 and $859,000, respectively, at December 31, 2001.

During the year ended December 31, 2001, the Company accounted for certain leases as operating leases, which should have been recorded as capital leases.

As a result, property and equipment, net and capital lease obligations were understated by approximately $968,000 and $969,000 at September 30, 2001. Interest expense should have been approximately $21,000 and $68,000 higher for the three and nine months ended September 30, 2001, respectively, depreciation expense should have been approximately $126,000 and $374,000 higher for the three and nine months ended September 30, 2001, respectively. Rent expense was overstated by approximately $146,000 and $441,000 for the three and nine months ended September 30, 2001, respectively. Property and equipment, net and capital lease obligations were understated by approximately $883,000 and $885,000, respectively, at December 31, 2001.

In addition, the Company determined the following related to its September 30, 2001 consolidated financial statements:

•	Interest expense related to the Government Settlement was not recorded resulting in an understatement of interest expense of approximately $60,000 and $76,000 for the three and nine months ended September 30, 2001, respectively;

•	Certain reserves and accruals related to inventory required adjustment resulting in an decrease in cost of sales and related services of approximately $305,000 and $28,000 for the three and nine months ended September 30, 2001, respectively;

•	Certain reserves and accruals related to insurance required adjustment resulting in an increase in operating expenses of approximately $51,000 for the three months ended September 30, 2001, and a decrease in operating expenses of approximately $150,000 for the nine months ended September 30, 2001;

•	Certain costs that were improperly capitalized in the three months ended March 31, 2001 resulted in amortization that was improperly included in operating expense. This resulted in an overstatement of operating expenses of approximately $47,000 for the three months ended September 30, 2001 and an understatement of operating expense of approximately $147,000 for the nine months ended September 30, 2001;

•	Certain reserves related to accounts receivable resulting in a decrease in operating expenses of approximately $124,000 for the three and nine months ended September 30, 2001; and

•	Amortization expense related to the warrants was improperly recorded resulting in an understatement of expense of approximately $39,000 for the three months ended September 30, 2001, and an understatement of expense of approximately $217,000 for the nine months ended September 30, 2001.

In addition, the Company determined the following related to its December 31, 2001 consolidated financial statements:

•	Certain of its investments in bonds were not appropriately accounted for resulting in an understatement of assets of approximately $88,000;

•	Certain reserves and accruals related to inventory and property and equipment required adjustment resulting in an increase in inventory of approximately $392,000, an increase in property and equipment of approximately $126,000 and an increase in accounts payable of approximately $338,000; and

•	Certain costs totaling $150,000 that were capitalized should have been expensed.

The Company also made other miscellaneous adjustments to its previously issued September 30, 2001 financial statements that had the effect of decreasing previously reported net loss by approximately $19,000 for the three months ended September 30, 2001, and increasing previously reported net loss by approximately $72,000 for the nine months ended September 30, 2001.

In addition to the aforementioned restatement items, adjustments pertaining to the amortization of warrants, certain of the Company’s investments and general and administrative expenses related to the year ended December 31, 2000 were also identified. The Company recorded the effects of these adjustments, which would have decreased previously reported 2000 net loss by approximately $0 and $477,000, during the three and nine months ended September 30, 2001.

The consolidated financial statements as of December 31, 2001 and for the three and nine months ended September 30, 2001, contained herein have been restated to reflect the above discussed adjustments. The following are reconciliations of the Company’s financial statements previously filed to the restated financial statements:

	December 31, 2001

	As Previously
	Reported	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,159,000	$9,129,000
Restricted cash	265,000	265,000
Accounts receivable, less allowance for doubtful accounts	61,661,000	62,154,000
Inventories, net of inventory reserves of $1,384,000 and $1,191,000, respectively	13,257,000	14,001,000
Prepaid expenses and other current assets	1,583,000	1,582,000

Total current assets	85,925,000	87,131,000

PROPERTY AND EQUIPMENT, at cost:	171,266,000	172,626,000
Less accumulated depreciation and amortization	(125,043,000)	(125,538,000)

Property and equipment, net	46,223,000	47,088,000

OTHER ASSETS:
Goodwill, net	189,699,000	189,699,000
Investment in joint ventures	9,492,000	9,450,000
Deferred financing costs, net of accumulated amortization of $9,352,000 and $9,518,000, respectively	2,939,000	3,383,000
Other assets	10,386,000	10,289,000

Total other assets	212,516,000	212,821,000

TOTAL ASSETS	$344,664,000	$347,040,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$282,087,000	$282,554,000
Accounts payable	19,360,000	19,819,000
Other payables	2,600,000	2,600,000
Accrued expenses:
Payroll and related benefits	8,054,000	8,054,000
Interest	907,000	2,231,000
Insurance	5,229,000	5,229,000
Other	6,024,000	7,080,000

Total current liabilities	324,261,000	327,567,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	723,000	1,142,000
Other noncurrent liabilities	4,783,000	4,782,000

Total noncurrent liabilities	5,506,000	5,924,000

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock; $.01 par value; authorized 35,000,000 shares; 16,327,000 issued and outstanding	163,000	163,000
Paid-in capital	173,975,000	173,975,000
Accumulated deficit	(159,241,000)	(160,589,000)

Total shareholders’ equity	14,897,000	13,549,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$344,664,000	$347,040,000

	Three Months Ended
	September 30, 2001

	As Previously
	Reported	As Restated

REVENUES:
Sales and related service revenues	$40,131,000	$40,131,000
Rentals and other revenues	46,348,000	46,346,000

Total revenues	86,479,000	86,477,000

EXPENSES AND OTHER:
Cost of sales and related services	18,611,000	18,305,000
Cost of rentals and other revenues, including rental equipment depreciation	9,230,000	9,230,000
Operating, including bad debt expense of $5,378,000 and $5,254,000, respectively	49,549,000	49,296,000
General and administrative	3,792,000	3,768,000
Earnings from joint ventures	(1,136,000)	(1,137,000)
Depreciation, excluding rental equipment, and amortization	2,513,000	2,639,000
Amortization of deferred financing costs	662,000	828,000
Interest	6,334,000	6,737,000
Gain on sale of assets of center	2,629,000	2,629,000

Total expenses	92,184,000	92,295,000

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(5,705,000)	(5,818,000)
PROVISION FOR INCOME TAXES	150,000	150,000

NET LOSS	$(5,855,000)	$(5,968,000)

NET LOSS PER COMMON SHARE:
- Basic	$(0.34)	$(0.37)

- Diluted	$(0.34)	$(0.37)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	17,020,000	16,327,000

- Diluted	17,020,000	16,327,000

	Nine Months Ended
	September 30, 2001

	As Previously
	Reported	As Restated

REVENUES:
Sales and related service revenues	$126,455,000	$126,452,000
Rentals and other revenues	138,721,000	138,845,000

Total revenues	265,176,000	265,297,000

EXPENSES AND OTHER:
Cost of sales and related services	62,205,000	62,176,000
Cost of rentals and other revenues, including rental equipment depreciation	26,726,000	26,726,000
Operating, including bad debt expense of $12,622,000 and $12,498,000, respectively	147,661,000	147,079,000
General and administrative	11,682,000	11,805,000
Earnings from joint ventures	(3,335,000)	(3,336,000)
Depreciation, excluding rental equipment, and amortization	7,826,000	8,200,000
Amortization of deferred financing costs	1,960,000	2,209,000
Interest	21,934,000	22,940,000
Gain on sale of assets of center	2,629,000	2,629,000

Total expenses	279,288,000	280,428,000

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(14,112,000)	(15,131,000)
PROVISION FOR INCOME TAXES	450,000	450,000

NET LOSS	$(14,562,000)	$(15,581,000)

NET LOSS PER COMMON SHARE:
- Basic	$(0.87)	$(0.96)

- Diluted	$(0.87)	$(0.96)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	16,704,000	16,235,000

- Diluted	16,704,000	16,235,000

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “projects,” “may,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the Company’s Plan of Reorganization, other effects and consequences of the Bankruptcy Filing, forecasts upon which the Plan of Reorganization is based, business strategy, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations, legislative proposals for healthcare reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and changes in reimbursement policies. Such statements are not guarantees of future performance and are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

Subsequent to the issuance of the Company’s interim consolidated financial statements as of and for the three and six months ended June 30, 2002, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. As a result, the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2001 and as of December 31, 2001 have been restated. See Note 13 to the interim condensed consolidated financial statements for a summary of the significant effects of the restatement. The following discussion and analysis gives effect to the statement.

Recent Developments

American HomePatient, Inc. and 24 of its subsidiaries filed voluntary petitions for protection under the Bankruptcy Code on July 31, 2002. The Company is operating its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Middle District of Tennessee. See Note 3 “Proceedings Under Chapter 11 of the Bankruptcy Code” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

The following table sets forth the percentage of the Company’s revenues represented by each line of business for the periods presented:

	Nine Months Ended Sept. 30,

	2002	2001

Home respiratory therapy services	66%	59%
Home infusion therapy services	14	17
Home medical equipment and medical supplies	20	24
Home infusion therapy services
Total	100%	100%
Home infusion therapy services

Prior to 1998, the Company had significantly expanded its operations through a combination of home health care acquisitions and joint ventures and strategic alliances with integrated health care delivery systems. In 1998, the Company purposefully slowed its acquisition activity compared to prior years to focus on existing operations. Since 1998, the Company has not acquired any home health care businesses or developed any new joint ventures other than converting several of its previously owned 50% joint ventures to wholly-owned operations during 1999 and 2000. During 2001, the Company sold certain non-core assets. These consisted of its rehab centers, three infusion centers, and two respiratory and home medical equipment centers which were sold for an aggregate of $11.1 million in cash. The Company used the proceeds from those sales to pay down the Bank Credit Facility. In addition, during 2001 the Company used $1.0 million in proceeds from the sales of its wholly-owned real estate and $0.5 million in proceeds from the collection of patient receivables associated with the sold centers to pay down the Bank Credit Facility. In March 2002, the Company sold substantially all of the assets of an infusion center for $1.3 million in cash and used the proceeds to pay down the Bank Credit Facility. Funds representing the value of the remaining assets of the Center have been escrowed pending regulatory approvals and will be released once these are obtained. In addition, during 2002 the Company used $1.2 million in proceeds from the collection of patient receivables associated with the sold centers to pay down the Bank Credit Facility.

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

     Legal Proceedings. On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March, 2006. The Company also agreed to pay the relator’s attorneys fees and expenses. The Company’s Plan of Reorganization proposes that the Company will timely pay all amounts owed in accordance with the Government Settlement. The Company has reserved $4,246,000 for its future obligations pursuant to the Government Settlement. The Government Settlement does not resolve the relator’s claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims.

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

Medicare Reimbursement for Oxygen Therapy Services

The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 with an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. The Company is one of the nation’s largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for a significant part of the Company’s on-going revenues. In January 2001, federal legislation was signed into law that provided for a one-time increase, beginning July 1, 2001, in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index (“CPI”). Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, CMS will also have “inherent reasonableness” authority to modify payment rates for all Medicare Part B items and services by as much as 15% per year without industry consultation, publication or public comment, if the rates are determined to be “grossly excessive” or “grossly deficient.” Therefore, the Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation.”

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

     Inventory Valuation Reserves and Cost of Sales Recognition. Inventories represent goods and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory at estimated amounts on an interim basis based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. Any resulting adjustment from these physical counts is charged to cost of sales. A reserve established by management for the valuation of inventory consisting of reserves for incorrect cost of sales percentage estimates, inaccurate counts, obsolete and slow moving items and reserves for specific inventory. The reserves are based on a percentage of gross sales, a percentage of inventory or an amount for specifically identified inventory items. Management believes the current reserve is adequate to absorb estimated reductions in the account balance. The Company is subject to loss for unrecorded inventory adjustments in excess of its recorded inventory reserves.

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

     Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets acquired. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company was required to adopt the provisions of this statement effective January 1, 2002. SFAS No. 142 requires that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, goodwill and intangible assets with indefinite lives are required to be tested for impairment on an annual basis and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected September 30 as our annual testing date. The Company recorded goodwill amortization expense of $1.4 million and $4.2 million in the three and nine months ended September 30, 2001, respectively, and ceased amortizing goodwill effective January 1, 2002.

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

     Self Insurance. Self-insurance reserves primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance and employee health insurance. The Company is insured for workers’ compensation but retains the first $250,000 of each claim. The Company is not maintaining annual aggregate stop loss coverage for 2002 and did not maintain annual aggregate stop loss coverage for 2001, as such coverage was not available. Judgments used in determining the self-insurance reserves related to workers’ compensation include loss development factors, frequency of claims and severity of claims. The estimated liability for workers’ compensation claims totaled approximately $4.0 million and $3.2 million as of September 30, 2002 and December 31, 2001, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage of $14.5 million and $8.9 million for 2002 and 2001, respectively. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2002 and had unlimited lifetime reimbursements for 2001. The estimated liability for health insurance claims totaled approximately $1.6 million and $1.9 million as of September 30, 2002 and December 31, 2001, respectively. The Company reviews health insurance trends and payment history and maintains a reserve for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims. Judgments include assessing historical paid claims, average lags between the claims’ incurred dates, reported dates and paid dates, the frequency of claims and the severity of claims.

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

     Sale of Assets of Center. In the quarter ended March 31, 2002, the Company recorded a pre-tax gain of $0.7 million related to the sale of the assets of an infusion business and nursing agency (collectively, the “Center”). Effective March 19, 2002, substantially all of the assets of the Center were sold for approximately $1.3 million in cash. Funds representing the value of the remaining assets of the Center have been escrowed pending regulatory approvals and will be released once these are obtained. During the three and nine months ended September 30, 2002 and 2001, the Center generated approximately $0.1 million, $2.0 million, $2.2 million and $6.7 million, respectively, in total revenues. The proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility.

Effective September 1, 2001, the Company sold substantially all of the assets of its rehab centers and recorded a pre-tax loss of $2.6 million related to the sale. The rehab centers were sold for approximately $7.7 million, of which $7.2 million was received in cash at closing with the remainder paid on February 28, 2002. The cash proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility. During the three and nine months ended September 30, 2001, the rehab centers generated approximately $3.3 million and $14.2 million, respectively, in total revenues.

In July 2001, the Company sold an unprofitable respiratory and home medical equipment center for approximately $0.6 million in cash. The cash proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility. During the three and nine months ended September 30, 2001, the respiratory and home medical equipment center generated approximately $0 and $0.5 million, respectively, in total revenues.

In addition, the Company sold two unprofitable infusion centers in April 2001. During the three and six months ended June 30, 2001, the infusion centers generated approximately $0 and $0.9 million, respectively, in total revenues. The proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility

     Cumulative Effect of Change in Accounting Principle. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. As of the adoption date, the Company had unamortized goodwill in the amount of $189.7 million. In accordance with SFAS No. 142, effective January 1, 2002 the Company discontinued amortization of goodwill. Goodwill was tested for impairment by comparing the fair value of goodwill to the carrying value of goodwill. Fair value was determined using a combination of analyses which included discounted cash flow calculations, market multiples and other market information. The implied fair value of goodwill did not support the carrying value of goodwill.

Based upon the results of the Company’s initial impairment tests, the Company recorded an impairment loss of $68.5 million, with no related tax effect, in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. There was no tax effect on the impairment loss due to the fact that the majority of the related goodwill was non-tax deductible and because of the Company’s federal net operating loss position. The Company will conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing. Any subsequent impairment losses will be recognized as an operating expense in the Company’s consolidated statements of operations. The Company recorded goodwill amortization expense of $1.4 million and $4.2 million in the three and nine months ended September 30, 2001, respectively.

     Reorganization Items. The Company has incurred reorganization expenses as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), all revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are reported separately as Reorganization Items. These items include, but are not limited to, professional fees and other expenses incurred related to the Chapter 11 proceedings, write-off of deferred financing costs, and provision for damages from future lease rejections.

The following table and discussion sets forth items from the Company’s consolidated statements of operations as a percentage of revenues for the periods indicated:

Percentage of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales and related services	19.3	21.1	19.9	23.4
Cost of rentals and other revenues, including rental equipment depreciation expense	11.9	10.6	11.0	10.1
Operating expenses	58.8	57.0	57.8	55.4
General and administrative	4.7	4.4	5.1	4.4
Earnings from joint ventures	(1.3)	(1.3)	(1.4)	(1.2)
Depreciation, excluding rental equipment, and amortization expense	1.3	3.1	1.3	3.1
Amortization of deferred financing costs	0.3	1.0	0.7	0.8
Interest expense	2.3	7.8	5.1	8.7
Loss (gain) on sales of assets of centers	—	3.0	(0.3)	1.0
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	0.6	—	0.3	—

Total expenses	97.9%	106.7%	99.5%	105.7%

Income (loss) from operations before reorganization items, income taxes and cumulative effect of change in accounting principle	2.1%	(6.7)%	0.5%	(5.7)%
Reorganization items	5.0	—	1.6	—
Provision for (benefit from) income taxes	0.1	0.2	(0.7)	0.2
Cumulative effect of change in accounting principle with no related tax effect	—	—	28.8	—

Net loss	(3.0)%	(6.9)%	(29.2)%	(5.9)%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

The results of operations between 2002 and 2001 are impacted by the asset sales of several centers in 2002 and 2001.

Revenues. Revenues decreased from $86.5 million for the quarter ended September 30, 2001 to $78.4 million for the same period in 2002, a decrease of $8.1 million, or 9%. During 2001, the Company sold the assets of three infusion centers, two respiratory and home medical equipment centers, and all of its rehab centers, in addition to the sale of substantially all of the assets of one infusion center during the first quarter of 2002. As a result of these asset sales, revenues were negatively impacted by $8.3 million in the current quarter. Without these asset sales, revenue for the quarter would have increased by $0.2 million. Following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues decreased from $40.1 million for the quarter ended September 30, 2001 to $33.4 million for the same period in 2002, a decrease of $6.7 million, or 17%. The 2001 sales of assets of three infusion centers, two respiratory and home medical equipment centers, and all of the rehab centers, as well as the sale of the assets of an infusion center during the first quarter of 2002 have negatively impacted sales in the current quarter by approximately $7.7 million.

Rentals and Other Revenues. Rentals and other revenues decreased from $46.3 million for the quarter ended September 30, 2001 to $44.9 million for the same period in 2002, a decrease of $1.4 million, or 3%. The 2001 sales of two respiratory and home medical equipment centers have negatively impacted rental revenue in the current quarter by approximately $0.6 million.

Cost of Sales and Related Services. Cost of sales and related services decreased from $18.3 million for the quarter ended September 30, 2001 to $15.1 million for the same period in 2002, a decrease of $3.2 million, or 17%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 45.6% for the quarter ended September 30, 2001 to 45.2% for the same period in 2002. This decrease is primarily attributable to the sales of the infusion centers and the rehab centers, which contributed lower margins.

Cost of Rentals and Other Revenues. Cost of rentals and other revenues increased slightly from $9.2 million for the quarter ended September 30, 2001 to $9.3 million for the same period in 2002, an increase of $0.1 million. As a percentage of rentals and other revenue, cost of rentals and other revenues increased slightly from 19.9% to 20.7% for the quarters ended September 30, 2001 and 2002, respectively.

Operating Expenses. Operating expenses decreased from $49.3 million for the quarter ended September 30, 2001 to $46.1 million for the same period in 2002, a decrease of $3.2 million, or 6%. This decrease is attributable to reduced operating expense as a result of the sales of certain centers during 2001 and the first quarter of 2002, as well as lower overall bad debt expense. Bad debt expense was 6.1% of revenues for the quarter ended September 30, 2001 compared to 3.4% of revenues for the same period in 2002. The decrease in bad debt expense is attributable to strong cash collections during the third quarter of 2002 resulting from operational improvements and processing efficiencies in the Company’s billing and collection functions.

General and Administrative Expenses. General and administrative expenses decreased from $3.8 million for the quarter ended September 30, 2001, to $3.7 million for the same period in 2002, a decrease of $0.1 million, or 3%. As a percentage of revenues, general and administrative expenses were 4.4% and 4.8% for the quarters ended September 30, 2001 and 2002, respectively. This increase is attributable to the lower revenue base as a result of the sales of assets in 2001 and 2002.

Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures decreased slightly from $1.1 million for the quarter ended September 30, 2001 to $1.0 million for the quarter ended September 30, 2002.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $2.6 million for the quarter ended September 30, 2001 to $1.0 million for the same period in 2002, a decrease of $1.6 million, or 62%. Effective January 1, 2002 the Company adopted the provisions of SFAS No. 142 and accordingly, ceased the amortization of its goodwill. Amortization expense related to goodwill was $1.4 million in the quarter ended September 30, 2001. The remaining decrease is primarily attributable to certain property and equipment becoming fully depreciated.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs decreased from $0.8 million in 2001 to $0.2 million in 2002, a decrease of $0.6 million or 75%. This decrease is primarily attributable to the cessation of finance cost amortization and the accelerated write-off of deferred financing costs to reorganization items as of July 31, 2002 as a result of the Bankruptcy Filing on July 31, 2002.

Interest. Interest expense decreased from $6.7 million for the quarter ended September 30, 2001 to $1.8 million for the same period in 2002, a decrease of $4.9 million, or 73%. This decrease is attributable to the Company ceasing to record provisions for interest as of the July 31, 2002 Chapter 11 filing date.

(Gain) Loss on Sales of Assets of Centers. In the third quarter of 2001, the Company recorded a loss of $2.6 million on the sale of the assets of its rehab centers.

Chapter 11 Financial Advisory Expenses Incurred Prior to Filing Bankruptcy. In the quarter ended September 30, 2002 the Company incurred $504,000 related to financial advisory and legal services in preparation of a possible Chapter 11 filing due to the Company’s December 2002 debt maturity. No such fees were incurred in the same quarter of 2001.

Provision for Income Taxes. The provision for income taxes decreased from $150,000 for the quarter ended September 30, 2001 to $100,000 for the same quarter in 2002. This decrease is due to reduced state income taxes paid in 2002 versus 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

The results of operations between 2002 and 2001 are impacted by the asset sales of several centers in 2002 and 2001.

Revenues. Revenues decreased from $265.3 million for the nine months ended September 30, 2001 to $237.6 million for the same period in 2002, a decrease of $27.7 million, or 10%. During 2001, the Company sold the assets of three infusion centers, two respiratory and home medical equipment centers, and all of its rehab centers, in addition to the sale of substantially all of the assets of one infusion center during the first quarter of 2002. As a result of these asset sales, revenues were negatively impacted by $29.3 million for the nine months ended September 30, 2002. Without these asset sales, revenue for the current nine months would have increased by $1.6 million or 1% compared to the same period last year. Following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues decreased from $126.5 million for the nine months ended September 30, 2001 to $102.0 million for the same period in 2002, a decrease of $24.5 million, or 19%. The 2001 sales of assets of three infusion centers, two respiratory and home medical equipment centers, and all of the rehab centers, as well as the sale of the assets of an infusion center during the first quarter of 2002, have negatively impacted sales in the nine months ended September 30, 2002 by approximately $27.8 million.

Rentals and Other Revenues. Rentals and other revenues decreased from $138.8 million for the nine months ended September 30, 2001 to $135.6 million for the same period in 2002, a decrease of $3.2 million, or 2%. The 2001 sales of two respiratory and home medical equipment centers have negatively impacted rental revenue in the nine months ended September 30, 2002 by approximately $1.5 million.

Cost of Sales and Related Services. Cost of sales and related services decreased from $62.2 million for the nine months ended September 30, 2001 to $47.2 million for the same period in 2002, a decrease of $15.0 million, or 24%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 49.2% for the nine months ended September 30, 2001 to 46.2% for the same period in 2002. This decrease is primarily attributable to the sales of the infusion centers and the rehab centers, which contributed lower margins.

Cost of Rentals and Other Revenues. Cost of rentals and other revenues decreased from $26.7 million for the nine months ended September 30, 2001 to $26.1 million for the same period in 2002, a decrease of $0.6 million, or 2%. As a percentage of rentals and other revenue, cost of rentals and other revenues remained constant at 19.2% for the nine months ended September 30, 2001 and 2002.

Operating Expenses. Operating expenses decreased from $147.1 million for the nine months ended September 30, 2001 to $137.3 million for the same period in 2002, a decrease of $9.8 million, or 7%. This decrease is attributable to reduced operating expense as a result of the sales of certain centers during 2001 and the first quarter of 2002.

General and Administrative Expenses. General and administrative expenses increased from $11.8 million for the nine months ended September 30, 2001 to $12.0 million for the same period in 2002, an increase of $0.2 million, or 2%. As a percentage of revenues, general and administrative expenses were 4.4% and 5.1% for the nine months ended September 30, 2001 and 2002, respectively. This percentage increase is primarily attributable to rent expense in the nine months ended September 30, 2002 as well as a lower revenue base in 2002 due to the asset sales.

Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures increased slightly from $3.3 million for the nine months ended September 30, 2001 to $3.4 million for the same period in 2002, an increase of $0.1 million.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $8.2 million for the nine months ended September 30, 2001 to $3.1 million for the same period in 2002, a decrease of $5.1 million, or 62%. Effective January 1, 2002 the Company adopted the provisions of SFAS No. 142 and accordingly, ceased the amortization of its goodwill. Amortization expense related to goodwill was $4.2 million for the nine months ended September 30, 2001. The remaining decrease is primarily attributable to certain property and equipment becoming fully depreciated.

Amortization of Deferred Financing Costs. Amortization of deferred financing costs decreased slightly from $2.2 million for the nine months ended September 30, 2001 to $1.8 million for the same period in 2002, a decrease of $0.4 million. This decrease is primarily attributable to the cessation of finance cost amortization and the accelerated write-off of deferred financing costs to reorganization items as of July 31, 2002 as a result of the Bankruptcy Filing, as defined in “Risk Factors” section on July 31, 2002.

Interest. Interest expense decreased from $22.9 million for the nine months ended September 30, 2001, to $12.1 million for the same period in 2002, a decrease of $10.8 million, or 47%. This decrease is attributable to reductions in the prime borrowing rate and reduced principal amounts outstanding as well as the Company ceasing to record provisions for interest as of the July 31, 2002 Chapter 11 filing date.

(Gain) Loss on Sales of Assets of Centers. In the third quarter of 2001, the Company recorded a loss of $2.6 million on the sale of the assets of its rehab centers. In the first quarter of 2002, the Company recorded a gain on $0.7 million on the sale of the assets of an infusion business and nursing agency.

Chapter 11 Financial Advisory Expenses Incurred Prior to Filing Bankruptcy. In the nine months ended September 30, 2002 the Company incurred $818,000 related to financial advisory and legal services in preparation of a possible Chapter 11 filing due to the Company’s December 2002 debt maturity. No such fees were incurred in the same period of 2001.

Provision for (Benefit from) Income Taxes. The provision for (benefit from) income taxes was $450,000 for the nine months ended September 30, 2001 and $(1.8) million for the same period in

2002.     The benefit recorded in 2002 was the result of the enactment of the Job Creation and Workers Assistance Act of 2002.

Liquidity and Capital Resources

At September 30, 2002, the Company had current assets of $96.7 million and current liabilities of $28.3 million, resulting in working capital of $68.4 million and current ratio of 3.4x as compared to a working capital deficit of $240.4 million and a current ratio of 0.3x at December 31, 2001.

On July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). These cases (the “Chapter 11 Cases”) have been consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. Pleadings in these cases may be viewed at the Court’s website, www.tnmb.uscourts.gov. On January 2, 2003, the Company filed the Plan, proposed by the Company and the Official Committee of Unsecured Creditors appointed by the Office of the United States Trustee in the Chapter 11 Cases. A Disclosure Statement, the purpose of which is to enable creditors entitled to vote on the Plan to make an informed decision before exercising their right to vote, accompanied the Plan and was also filed on January 2, 2003. The hearing before the Bankruptcy Court on confirmation of the Plan has been set for April 23, 2003. The filing was prompted by the impending December 31, 2002 maturity of the Company’s Bank Credit Facility. Over the last several years, the Company unsuccessfully attempted to reach a long-term agreement to restructure its Bank Credit Facility outside of court, but this restructuring has not been possible, primarily due to the diversity of its large lender group, which is largely comprised of non-traditional participants. Therefore, the Company determined that filing for protection under Chapter 11 of the Bankruptcy Code was in the best interests of all constituents.

The Company is operating as a debtor-in-possession under the supervision of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court. The Company has not sought to obtain debtor-in-possession secured financing (“DIP”) and currently does not intend to do so. Rather, the Company has operated using cash flow and cash on hand to fund day-to day operations during the bankruptcy process, which is consistent with its operations since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. The Bankruptcy Filing should have no impact on the Company’s existing joint ventures with unrelated parties, and the Company currently does not anticipate that any other subsidiary or affiliate of the Company will file a voluntary petition for relief.

On October 15, 2002, the Company, the Lenders and the unsecured creditors filed an agreed order with the Bankruptcy Court authorizing the use of cash collateral and granting adequate protection payments to the Lenders. This order authorizes the Company to use cash collateral, but provides certain restrictions on the Company’s ability to make cash disbursements. The Company is authorized to use cash collateral solely for the following purposes: (i) to make cash disbursements as set forth in a cash forecast prepared by the Company, not to exceed 5% in any four week rolling period, (ii) to pay fees required by the Office of the United States Trustee, (iii)

to make adequate protection payments to the Lenders, and (iv) to replace or increase certain letters of credit. The Company agreed to make adequate protection payments to the Lenders of $1,600,000 per month beginning with the month of August 2002, subject to maintaining a required minimum cash balance of $12,000,000 plus the amount necessary to fund incentive bonuses that will come due through March 31, 2003, as well as any amounts necessary to replace or increase letters of credit. An initial payment totaling $3,200,000 for August and September 2002, in the aggregate, was made on October 15, 2002, and additional adequate protection payments have been paid on the 15th of each successive month. The application of such payments is subject to further order of the Bankruptcy Court. The Bankruptcy Court may recharacterize the application of any payment regardless of how characterized by the Company or the Lenders.

The Company is the borrower under the Bank Credit Facility between the Company and Deutsche Bank Trust Company, successor to Bankers Trust Company, as agent for the Lenders. The Company’s breach of several of the financial covenants in the Fourth Amended and Restated Credit Agreement and its failure to make a scheduled principal payment due March 15, 2001 caused the Company to not be in compliance with certain covenants of the Fourth Amended and Restated Credit Agreement. On June 8, 2001, the Company entered into the Amended Credit Agreement that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Credit Agreement. The Amended Credit Agreement also includes modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contains a revolving loan component; all existing indebtedness is now in the form of a term loan which matures on December 31, 2002. The Amended Credit Agreement requires principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a Balloon Payment of $281.5 million on December 31, 2002. As of November 14, 2002, the Company has paid the $750,000 principal payment due on September 30, 2001, the $750,000 principal payment due on December 31, 2001, the $11.6 million principal payment due on March 31, 2002 as well as the $1.0 million principal payment due on June 30, 2002, $0.6 million of the $1.0 million principal payment due on September 30, 2002, and $5.3 million of the Balloon Payment due on December 31, 2002. These early payments of 2002 principal were generated from operational cash flows, from the sales of assets of centers, from the sales of the Company’s wholly-owned real estate and from the collection of patient receivables associated with the asset sales. The Bankruptcy Filing stayed all remaining payments required by Amended Credit Agreement. These early payments of 2002 principal were generated from operational cash flows, from the sales of assets of centers, from the sales of the Company’s wholly-owned real estate and from the collection of patient receivables associated with the asset sales. Cash flow from operations were not sufficient to pay the debt upon its current maturity on December 31, 2002. There can be no assurance that the Bank Credit Facility will be renewed, and if there is no renewal, then the Company’s ability to make the Balloon Payment is contingent upon obtaining replacement financing. There can be no assurance that the Company can obtain such financing on terms acceptable to the Company or at all. Additional sources of funds may be required and there can be no assurance that the Company will be able to obtain additional funds on terms acceptable to the Company or at all. The Amended Credit Agreement further provides for mandatory prepayments of principal from the Company’s excess cash flow and from the proceeds of the Company’s sales of securities, sales of assets, tax refunds or excess casualty loss payments. Substantially all of the Company’s assets have been pledged as security for borrowings under the

Bank Credit Facility. Indebtedness under the Bank Credit Facility, as of November 14, 2002, totals $275.4 million (which excludes letters of credit totaling $3.4 million).

The Amended Credit Agreement further provided for the payment to the Lenders of certain fees. These fees included a restructuring fee of $1.2 million (paid on the effective date of the Amended Credit Agreement), and $200,000 paid on December 31, 2001, March 31, 2002 and June 30, 2002. A restructuring fee of $459,000 payable on September 30, 2002 is currently classified as a liability subject to compromise in the accompanying consolidated balance sheet as of September 30, 2002. In addition, the Company has an obligation to pay the agent an annual administrative fee of $75,000 and an annual fee of 0.50% of the average monthly outstanding indebtedness on each anniversary of the Amended Credit Agreement. The last such payment of annual fees was made by the Company in June 2002.

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

Interest is payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company is also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times adjusted EBITDA, as defined by the Amended Credit Agreement. For the seven months ended July 31, 2002, the weighted average borrowing rate was 7.3%. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest would be payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer would have the right to designate the Adjusted Eurodollar Rate plus the applicable margin as the applicable interest rate.

The Company was required to issue, effective on March 31, 2001, warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable during the period commencing June 1, 2001 and ending May 31, 2011, and the remaining fifty percent are exercisable during the period commencing September 30, 2001 and ending September 29, 2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000. As of November 14, 2002 these warrants have not been exercised.

The accompanying condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and in accordance with SOP 90-7. Accordingly, these consolidated interim financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has incurred net losses of $2,404,000, $69,345,000 and $12,892,000 for the three and nine months ended September 30, 2002, and for the year ended December 31, 2001, respectively, and has a shareholders’ deficit of $55,785,000 at September 30, 2002. As discussed above, the Company has substantial debt balances, which, pursuant to the Amended Credit Agreement becomes due on December 31, 2002. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. All pre-petition liabilities subject to compromise have been segregated in the condensed consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current in the condensed consolidated balance sheets. Revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are reported separately as Reorganization Items. Cash used for reorganization items is disclosed separately in the condensed consolidated statements of cash flows.

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

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are as follows:

Pre-petition accounts payable	$20,035,000
State income taxes payable	422,000
Other accruals	5,754,000
Accrued interest	1,551,000
Bank credit facility	275,395,000
Other long-term debt and liabilities	2,194,000
Accrual for future lease rejection damages	1,341,000
Accrued professional fees related to reorganization	785,000
Government settlement, including interest	4,246,000

Total liabilities subject to compromise	$311,723,000

Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. These items are comprised of the following:

Write-offs of deferred financing costs	$1,615,000
Provision for future lease rejection damages	1,341,000
Professional and other fees	961,000

Total reorganization items	$3,917,000

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

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $53.6 million and $60.1 million at September 30, 2002 and December 31, 2001, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 64 and 68 days at September 30, 2002 and December 31, 2001, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,404,000, $69,345,000 and $12,892,000 for the three and nine months ended September 30, 2002 and for the year ended December 31, 2001, respectively, and has a shareholders’ deficit of $55,785,000 at September 30, 2002. As discussed above, the Company has substantial debt balances, which, pursuant to the Amended Credit Agreement become due on December 31, 2002. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Net cash provided by operating activities was $35.8 million and $20.3 million for the nine months ended September 30, 2002 and 2001, respectively. This increase of $15.5 million is primarily due to the change in accounts payable, other payables and accrued expenses. These items provided cash of $11.1 million and $0.5 million for the nine months ended September 30,

2002 and 2001, respectively. This variance is primarily due to 2001 payments of $3.0 million related to the Government Settlement and income tax payments of $1.8 million related to a federal income tax audit assessment covering the period 1994 through 1998 as well as the Bankruptcy Filing, in which all actions to collect pre-petition indebtedness and other contractual obligations against the Company are stayed. In addition, the Company’s recognition of a federal income tax receivable related to a carryback of additional operating losses in the quarter ended March 31, 2002 resulted in a decrease of cash provided by operating activities of $2.1 million. Net cash used for reorganization items totaled $0.2 million for the nine months ended September 30, 2002 and consists primarily of professional fees. Net cash used in investing activities was $15.5 million and $6.2 million for the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures were $19.8 million for the nine months ended September 30, 2002 compared to $15.5 million for the same period in 2001, and the sales of assets of centers contributed $1.8 million for the nine months ended September 30, 2002 compared to $7.8 million for same period in 2001. Net cash used in financing activities was $6.1 million and $12.4 million for the nine months ended September 30, 2002 and 2001, respectively. The cash used in financing activities for the nine months ended September 30, 2002 and 2001 primarily relates to principal payments and deferred financing costs. At September 30, 2002 the Company had cash and cash equivalents of approximately $23.3 million.

Risk Factors

This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company.

     Bankruptcy Proceeding. The Debtors filed the Bankruptcy Filing on July 31, 2002. The Debtors are operating as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Debtors and the Official Committee of Unsecured Creditors jointly proposed the Second Amended Joint Plan of Reorganization that, among other terms, proposed paying all creditors of the Debtors in full and allowing the stockholders of the Company to retain their ownership interest. However, there can be no assurance that the proposed plan will be approved with these proposed terms or at all. Furthermore, the Debtors are subject to a number of uncertainties while operating its business during bankruptcy proceedings including maintaining its relationships with vendors, referral sources, business partners, employees, and patients. If the proposed plan is approved, the Company’s future results of operations will be subject to the business risks associated with the Company’s operations and the markets in which it operates as described in “Risk Factors-Business Risks.” See Note 3 “Proceedings Under Chapter 11 of the Bankruptcy Code.”

     Business Risks

     Substantial Leverage. The Company maintains a significant amount of debt. Indebtedness under the Bank Credit Facility totaled approximately $275.4 million (which excludes letters of credit totaling $3.4 million) as of July 31, 2002, the Bankruptcy Filing date. The Lenders have asserted that additional sums are due that will increase their claims to in excess of $280.0 million. If a plan of reorganization is not approved and confirmed that restructures this debt, other outcomes likely would have a material adverse effect on the current shareholders of the Company and also could have a material adverse effect on the Company or its business prospects. If the proposed plan is approved, a substantial portion of its cash flow from operations will be dedicated to repaying debt. If the Company is unable to generate sufficient cash flow to meet its obligations, it likely would have a material adverse effect on the Company. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions or competitive pressures. See Note 3 “Proceedings Under Chapter 11 of the Bankruptcy Code.”

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

     Dependence on Reimbursement by Third-Party Payors. For the nine months ended September 30, 2002, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 52%, 9% and 39%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as DSO of 64 days as of September 30, 2002. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company adopted SFAS No. 141 effective July 1, 2001. See Footnote 12 “Adoption of SFAS No. 142” for disclosure of the impact of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). This Interpretation requires guarantors to account at fair value for and disclose certain types of guarantees. The Interpretation’s disclosure requirements are effective for the Company’s year ended December 31, 2002; the Interpretation’s accounting requirements are effective for guarantees issued or modified after December 31, 2002. The Company is assessing the effects, if any, of this Interpretation.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company’s Bank Credit Facility provides for a floating interest rate. As of September 30, 2002, the Company had outstanding borrowings of approximately $275.4 million, which excludes letters of credit totaling $3.4 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $1.3 million (excluding the effects of the stay on interest payments in connection with the Bankruptcy Filing) for the 12 months in the period ending September 30, 2003. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed. The Company is not required to pay interest during its bankruptcy proceedings, but is required to make adequate protection payments and is authorized to use cash collateral during the course of the bankruptcy. Additionally, the Company requests a fixed interest rate on all debt to be restructured under its proposed Plan of Reorganization, but there can be no assurance that the plan will be confirmed. See Note 3, “Proceedings Under Chapter 11 of the Bankruptcy Code.”

ITEM 4 – CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

A description of the Chapter 11 Cases is set forth in Note 3 to the Company’s condensed consolidated financial statements contained in this Report and is incorporated herein by reference. All of the civil legal proceedings against the Company were stayed by the Bankruptcy Filing. A summary of the Company’s material legal proceedings that existed as of the Bankruptcy Filing is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation – Legal Proceedings.”

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

A discussion of defaults and certain matters of non-compliance with certain covenants contained in the Company’s principal debt agreements is set forth in Note 2 to the Company’s condensed consolidated financial statements contained in this Report and is incorporated herein by reference.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

(B)	Reports on Form 8-K. The following reports on Form 8-K were filed by the Company during the three months ended September 30, 2002:

(1)	A current report on Form 8-K on July 5, 2002 was filed to announce the Company’s dismissal of its independent accountants, Arthur Andersen LLP.

(2)	A current report on Form 8-K on August 9, 2002 was filed to announce that on August 1, 2002 it had filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in order to restructure its bank debt.

(3)	A current report on Form 8-K on August 27, 2002 was filed to announce that the Company had engaged Deloitte & Touche LLP as its principal independent accountants, subject to the approval of the United States Bankruptcy Court for the Middle District of Tennessee, Nashville Division.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.

April 29, 2003	By:	/s/ Marilyn A. O’Hara

Marilyn A. O’Hara Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

     I, Joseph F. Furlong, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of American HomePatient, Inc.;

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/ Joseph F. Furlong

Joseph F. Furlong
Chief Executive Officer

CERTIFICATION

     I, Marilyn O’Hara, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of American HomePatient, Inc.;

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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