Form 10-Q
period 2003-03-31
AMERICAN HOMEPATIENT INC
filed 2003-05-14
CIK 879181

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
CHECK ONE

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2003

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

                                      NONE
             -------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGES SINCE LAST REPORT)

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


                                   16,397,389
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 12, 2003)

                          TOTAL NUMBER OF SEQUENTIALLY
                              NUMBERED PAGES IS 57

                         PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 ---------------------------------------------
                                  (unaudited)

ASSETS

                                                                          March 31,            December 31,
                                                                            2003                  2002
                                                                        -------------         -------------
CURRENT ASSETS:
    Cash and cash equivalents                                           $  21,715,000         $  22,827,000
    Restricted cash                                                            67,000                67,000
    Accounts receivable, less allowance for doubtful accounts of
      $22,684,000 and $22,991,000, respectively                            57,444,000            55,437,000
    Inventories, net of inventory reserves of $570,000 and
      $583,000, respectively                                               15,789,000            16,565,000
    Prepaid expenses and other current assets                               2,499,000             2,276,000
                                                                        -------------         -------------
          Total current assets                                             97,514,000            97,172,000
                                                                        -------------         -------------

PROPERTY AND EQUIPMENT, at cost:                                          173,711,000           171,021,000
    Less accumulated depreciation and amortization                       (122,103,000)         (120,594,000)
                                                                        -------------         -------------
          Property and equipment, net                                      51,608,000            50,427,000
                                                                        -------------         -------------

OTHER ASSETS:
    Goodwill, net                                                         121,214,000           121,214,000
    Investment in joint ventures                                            9,658,000             9,815,000
    Other assets                                                           12,555,000            12,315,000
                                                                        -------------         -------------
          Total other assets                                              143,427,000           143,344,000
                                                                        -------------         -------------
       TOTAL ASSETS                                                     $ 292,549,000         $ 290,943,000
                                                                        =============         =============

                                  (Continued)

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 ---------------------------------------------
                                  (unaudited)
                                  (Continued)

LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                           March 31,          December 31,
                                                                             2003                  2002
                                                                        -------------         -------------
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
    Accounts payable                                                    $  14,477,000         $  13,267,000
    Other payables                                                          1,726,000             1,637,000
    Accrued expenses:
       Payroll and related benefits                                         8,017,000             7,759,000
       Insurance, including self-insurance reserves                         6,068,000             5,829,000
       Other                                                                2,993,000             1,625,000
                                                                        -------------         -------------
          Total current liabilities                                        33,281,000            30,117,000
                                                                        -------------         -------------
NONCURRENT LIABILITIES:
    Minority interest                                                         491,000               470,000
    Other noncurrent liabilities                                              113,000               121,000
                                                                        -------------         -------------
          Total noncurrent liabilities                                        604,000               591,000
                                                                        -------------         -------------
LIABILITIES SUBJECT TO COMPROMISE                                         301,921,000           307,829,000

SHAREHOLDERS' DEFICIT
    Preferred stock, $.01 par value; authorized 5,000,000
       shares; none issued and outstanding                                         --                    --
    Common stock, $.01 par value; authorized 35,000,000
       shares; issued and outstanding, 16,367,000 shares                      164,000               164,000
    Paid-in capital                                                       173,985,000           173,985,000
    Accumulated deficit                                                  (217,406,000)         (221,743,000)
                                                                        -------------         -------------
          Total shareholders' deficit                                     (43,257,000)          (47,594,000)
                                                                        -------------         -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $ 292,549,000         $ 290,943,000
                                                                        =============         =============

                                  (Concluded)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            -------------------------------------------------------
                                  (unaudited)

                                                                                       Three Months Ended March 31,
                                                                                   -----------------------------------
                                                                                       2003                   2002
                                                                                   -------------         -------------
REVENUES:
    Sales and related service revenues                                             $  36,401,000         $  34,823,000
    Rentals and other revenues                                                        46,106,000            44,989,000
                                                                                   -------------         -------------
          Total revenues                                                              82,507,000            79,812,000
                                                                                   -------------         -------------

EXPENSES:
    Cost of sales and related services                                                17,293,000            16,504,000
    Cost of rentals and other revenues, including rental equipment
         depreciation of $4,741,000 and $4,639,000, respectively                       8,426,000             8,186,000
    Operating, including bad debt expense of $3,117,000 and $4,170,000,
         respectively                                                                 47,236,000            46,336,000
    General and administrative                                                         4,546,000             4,262,000
    Earnings from joint ventures                                                      (1,230,000)           (1,273,000)
    Depreciation, excluding rental equipment, and amortization                           925,000             1,033,000
    Amortization of deferred financing costs                                                --                 824,000
    Interest (income) expense, net (excluding post-petition contractual
         interest of $6,300,000 and $0, respectively)                                    (72,000)            5,115,000
    Other expense (income), net                                                           94,000              (104,000)
    Gain on sale of assets of center                                                        --                (667,000)
                                                                                   -------------         -------------
          Total expenses                                                              77,218,000            80,216,000
                                                                                   -------------         -------------

INCOME (LOSS) FROM OPERATIONS BEFORE REORGANIZATION ITEMS,
    INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE               5,289,000              (404,000)

REORGANIZATION ITEMS                                                                     852,000                    --
                                                                                   -------------         -------------
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                4,437,000              (404,000)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                                                100,000            (2,012,000)
                                                                                   -------------         -------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      4,337,000             1,608,000


CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE WITH NO
    RELATED TAX EFFECT                                                                      --             (68,485,000)
                                                                                   -------------         -------------
NET INCOME (LOSS)                                                                  $   4,337,000         $ (66,877,000)
                                                                                   =============         =============

INCOME PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE:
       - Basic                                                                     $        0.26         $        0.10
                                                                                   =============         =============
       - Diluted                                                                   $        0.24         $        0.09
                                                                                   =============         =============
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER
    COMMON SHARE:
       - Basic                                                                     $        --           $       (4.20)
                                                                                   =============         =============
       - Diluted                                                                   $        --           $       (3.66)
                                                                                   =============         =============
NET INCOME (LOSS) PER COMMON SHARE:
       - Basic                                                                     $        0.26         $       (4.10)
                                                                                   =============         =============
       - Diluted                                                                   $        0.24         $       (3.57)
                                                                                   =============         =============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING:
       - Basic                                                                        16,367,000            16,331,000
                                                                                   =============         =============
       - Diluted                                                                      18,323,000            18,729,000
                                                                                   =============         =============

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            -------------------------------------------------------
                                  (unaudited)

                                                                            Three Months Ended March 31,
                                                                        -----------------------------------
                                                                            2003                   2002
                                                                        -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $   4,337,000         $ (66,877,000)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Cumulative effect of change in accounting principle                       --              68,485,000
       Depreciation and amortization                                        5,666,000             5,672,000
       Amortization of deferred financing costs                                  --                 824,000
       Provision for doubtful accounts                                       (307,000)             (988,000)
       Provision for inventory                                                (13,000)             (171,000)
       Equity in earnings of unconsolidated joint ventures                   (696,000)             (769,000)
       Minority interest                                                       88,000                72,000
       Gain on sale of assets of center                                          --                (667,000)
       Reorganization items                                                   852,000                  --
       Reorganization items paid                                           (1,063,000)                 --

    Change in assets and liabilities net of dispositions:
       Accounts receivable                                                 (1,700,000)            2,179,000
       Inventories                                                            789,000               551,000
       Prepaid expenses and other current assets                             (223,000)              (86,000)
       Federal income tax receivable                                             --              (2,112,000)
       Accounts payable, other payables and accrued expenses                2,387,000            (1,954,000)
       Other assets and liabilities                                          (247,000)              (69,000)
       Other noncurrent liabilities                                            (8,000)              (12,000)
                                                                        -------------         -------------
          Net cash provided by operating activities                         9,862,000             4,078,000
                                                                        -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets of center                                       --               1,805,000
    Additions to property and equipment, net                               (6,840,000)           (5,750,000)
    Distributions and loan payments from unconsolidated joint
       ventures, net                                                          853,000             1,142,000
                                                                        -------------         -------------
          Net cash used in investing activities                         $  (5,987,000)        $  (2,803,000)
                                                                        -------------         -------------

                                  (Continued)

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            -------------------------------------------------------
                                  (unaudited)
                                  (Continued)


                                                                      Three Months Ended March 31,
                                                                   --------------------------------
                                                                       2003                 2002
                                                                   ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt and capital leases            (120,000)         (4,287,000)
    Adequate protection payments                                     (4,800,000)                 --
    Proceeds from employee stock purchase plan                               --                  --
    Proceeds from exercise of stock options                                  --              11,000
    Deferred financing costs                                                 --              (8,000)
    Distributions to minority interest owners                           (67,000)            (55,000)
    Restricted cash                                                          --             212,000
                                                                   ------------         -----------
          Net cash used in financing activities                      (4,987,000)         (4,127,000)
                                                                   ------------         -----------
DECREASE IN CASH AND CASH  EQUIVALENTS                               (1,112,000)         (2,852,000)

CASH AND CASH EQUIVALENTS, beginning of period                       22,827,000           9,129,000
                                                                   ------------         -----------
CASH AND CASH EQUIVALENTS, end of period                           $ 21,715,000         $ 6,277,000
                                                                   ============         ===========
SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                      $     49,000         $ 4,813,000
                                                                   ============         ===========
    Cash payments of income taxes                                  $     47,000         $    49,000
                                                                   ============         ===========

                                  (Concluded)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

                  AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
                  -------------------------------------------
                             (DEBTOR-IN-POSSESSION)
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient Inc.'s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. American HomePatient, Inc. and subsidiaries (the "Company") provides home health care services and products consisting primarily of respiratory therapies, infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the three months ended March 31, 2003, these services represented 68%, 13% and 19% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of March 31, 2003, the Company provided these services to patients primarily in the home through 287 centers in 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.

The interim condensed consolidated financial statements of the Company for the three months ended March 31, 2003 and 2002 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at March 31, 2003 and the results of operations and the cash flows for the three months ended March 31, 2003 and 2002.

The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

2.       HISTORY OF BANK CREDIT FACILITY

The Company is indebted to a syndicate of lenders (the "Lenders"), with Bank of Montreal serving as agent for the Lenders. Prior to August 12, 2002, Deutsche Bank Trust Company, successor to Bankers Trust Company, served as agent for the Lenders. On August 12, 2002 the Company received written notice that Deutsche Bank Trust Company intended to resign. Bank of Montreal was appointed by the Lenders as the new agent. The indebtedness arose out of a credit agreement entitled the Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which Amended Credit Agreement was entered into as of June 8, 2001. The indebtedness owed to the Lenders as of July 31, 2002, the date of the Company's Bankruptcy Filing (as defined in Note 3), totaled approximately $275.4 million (excluding letters of credit totaling $3.4 million). Terms, including payment terms, for the indebtedness that arose out of the Amended Credit Agreement will be established in connection with the Chapter 11 Cases (as defined in Note 3).

The Amended Credit Agreement was the latest in a series of credit agreements in connection with a credit facility (the "Bank Credit Facility") that dated back to an initial credit agreement dated October 20, 1994. The Amended Credit Agreement was entered into after the Company breached several of the financial covenants in the Fourth Amended and Restated Credit Agreement.

The Amended Credit Agreement provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Fourth Amended and Restated Credit Agreement. The Amended Credit Agreement also included modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contained a revolving loan component; all existing indebtedness was now in the form of a term loan which matured on December 31, 2002.

The Amended Credit Agreement required principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a balloon payment of $281.5 million on December 31, 2002. The Amended Credit Agreement further provided for mandatory prepayments of principal from the Company's excess cash flow and from the proceeds of the Company's sales of securities, sales of assets, tax refunds or excess casualty loss payments.

As of July 31, 2002, the Company had paid the $750,000 principal payment due on September 30, 2001, the $750,000 principal payment due on December 31, 2001, the $11.6 million principal payment due on March 31, 2002 as well as the $1.0 million principal payment due on June 30, 2002, the $1.0 million principal payment due on September 30, 2002, and $6.1 million of the balloon payment due on December 31, 2002. These early payments of 2002 principal were generated from operational cash flows, from the sales of assets of centers, from the sales of the Company's wholly-owned real estate and from the collection of patient receivables associated with the asset sales. The Bankruptcy Filing stayed all remaining payments required by the Amended Credit Agreement. Substantially all of the Company's assets were pledged as security for borrowings under the Bank Credit Facility.

The Amended Credit Agreement further provided for the payment to the Lenders of certain fees. These fees included a restructuring fee of $1.2 million (paid on the effective date of the Amended Credit Agreement), and $200,000 paid on December 31, 2001, March 31, 2002 and June 30, 2002. A restructuring fee of $459,000 payable on September 30, 2002 is currently classified as a liability subject to compromise in the accompanying consolidated balance sheet as of March 31, 2003. In addition, the Company had an obligation to pay the agent an annual administrative fee of $75,000 and an annual fee of 0.50% of the average monthly outstanding indebtedness on each anniversary of the Amended Credit Agreement. The last such payment of annual fees was made by the Company in June 2002.

The Amended Credit Agreement contained various financial covenants, the most restrictive of which relate to measurements of EBITDA (as defined in the Amended Credit Agreement), leverage, interest coverage ratios, and collections of accounts receivable. The Amended Credit Agreement also contained provisions for periodic reporting.

The Amended Credit Agreement also contained restrictions which, among other things, imposed certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company was not permitted to make acquisitions or investments in joint ventures without the consent of Lenders holding a majority of the lending commitments under the Bank Credit Facility. In addition, proceeds of all of the Company's accounts receivable were transferred daily into a bank account at PNC Bank, N.A. which, under the terms of a Concentration Bank Agreement, required that all amounts in excess of $3.0 million be transferred to an account at Deutsche Bank Trust Company (predecessor agent for the Lenders) in the Company's name. Upon occurrence of an event of default under the Amended Credit Agreement, the Lenders had the right to instruct PNC Bank, N.A. and Deutsche Bank Trust Company to cease honoring any drafts under the accounts and apply all amounts in the bank accounts against the indebtedness owed to the Lenders.

Interest was payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company was also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times adjusted EBITDA, as defined by the Amended Credit Agreement. For the seven months ended with the Bankruptcy Filing, the weighted average borrowing rate was 7.3%. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest would have been payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer would have had the right to designate the Adjusted Eurodollar Rate plus the applicable margin as the applicable interest rate.

The Company was required to issue warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable until May 31, 2011, and the remaining fifty percent are exercisable until September 29, 2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000. As of May 14, 2003 these warrants have not been exercised.

3.       PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

The Amended Credit Agreement was due to mature on December 31, 2002. Because of the impending maturity and the Company's inability to reach an agreement with its Lenders to restructure the Bank Credit Facility, on July 31, 2002 American HomePatient, Inc. and 24 of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Filing") in the United States Bankruptcy Court for the Middle District of Tennessee (the "Bankruptcy Court"). The Bankruptcy Filing stayed all payments and enforcement actions under the Amended Credit Agreement.

These cases (the "Chapter 11 Cases") have been consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. On January 2, 2003, the Debtors filed their Second Amended Joint Plan of Reorganization (the "Proposed Plan"), proposed by the Debtors and the Official Committee of Unsecured Creditors appointed by the Office of the United States Trustee in the Chapter 11 Cases. A Disclosure Statement, the purpose of which is to enable creditors entitled to vote on the Proposed Plan to make an informed decision before exercising their right to vote, accompanied the Proposed Plan and was also filed on January 2, 2003. After certain amendments, a Disclosure Statement filed on February 24, 2003, was approved by the Bankruptcy Court. The hearing before the Bankruptcy Court on confirmation of the Proposed Plan was held on April 23-25 and 28-29, 2003. At the conclusion of the hearing, the Bankruptcy Court took the matter under advisement. As of May 14, 2003, the Court had not yet ruled as to whether the Proposed Plan would be confirmed.

The Debtors operate their business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized to operate its business but may not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court. Prior to the hearing, the Company did not seek to obtain debtor-in-possession secured financing ("DIP Financing"). After the hearing, the Company does not intend to obtain DIP Financing. Rather, the Company has used cash flow and cash on hand to fund day-to-day operations during the bankruptcy process, which is consistent with its operations since the Lenders terminated the Company's ability to access a revolving line of credit in 2000. At March 31, 2003 the Company had cash and cash equivalents of approximately $21.7 million. The Bankruptcy Filing should have no impact on the Company's existing joint ventures with unrelated parties, and the Company currently does not anticipate that any other subsidiary or affiliate of the Company will file a voluntary petition for relief.

On October 15, 2002, the Company, the Lenders and the unsecured creditors filed an agreed order with the Bankruptcy Court authorizing the use of cash collateral and granting adequate protection payments to the Lenders. This order authorizes the Company to use cash collateral, but provides certain restrictions on the Company's ability to make cash disbursements. The Company is authorized to use cash collateral solely for the following purposes: (i) to make cash disbursements as set forth in a cash forecast prepared by the Company, not to exceed 5% in any four week rolling period, (ii) to pay fees required by the Office of the United States Trustee,
(iii) to make adequate protection payments to the Lenders, and (iv) to replace or increase certain letters of credit. The Company agreed to make adequate protection payments to the Lenders of $1,600,000 per month beginning with the month of August 2002, subject to maintaining a required minimum cash balance of $12,000,000 plus the amount necessary to fund incentive bonuses through March 31, 2003, as well as any amounts necessary to replace or increase letters of credit. An initial payment totaling $3,200,000 for August and September 2002, in the aggregate, was made on October 15, 2002, and additional adequate protection payments have been paid on the 15th of each successive month. All payments due to the Lenders in connection with the cash collateral usage have been timely made through and including the payment due April 15, 2003. The application of such payments is subject to further order of the Bankruptcy Court. The Bankruptcy Court may recharacterize the application of any payment regardless of how characterized by the Company or the Lenders.

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Accordingly, these consolidated interim financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. All pre-petition liabilities subject to compromise have been segregated in the unaudited condensed consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current in the unaudited condensed consolidated balance sheets. Revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are reported separately as reorganization items. Cash used for reorganization items is disclosed separately in the unaudited condensed consolidated statements of cash flows. Post-petition interest excluded from the statements of operations for the three months ended March 31, 2003, of $6,300,000, represents the default rate of interest pursuant to the terms described in the Amended Credit Agreement.

4.       LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding under the Bank Credit Facility, the Government Settlement (see Note 7), capital leases, and also includes accounts payable, accrued interest, amounts accrued for future lease rejections, professional fees related to the reorganization, and other accrued expenses. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, and other events. Payment terms for these amounts will be established in connection with the Chapter 11 Cases.

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

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are as follows:

     Pre-petition accounts payable                                    $  20,246,000
     State income taxes payable                                             394,000
     Other accruals                                                       5,004,000
     Accrued interest                                                     1,249,000
     Accrued professional fees related to reorganization                  1,607,000
     Accrual for future lease rejection damages                           1,317,000
     Other long-term debt and liabilities                                 1,953,000
     Government settlement, including interest                            4,246,000
     Bank credit facility                                               278,705,000
     Adequate protection payments                                       (12,800,000)
                                                                       ------------
         Total liabilities subject to compromise                       $301,921,000
                                                                       ============


Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Reorganization items for the quarter ended March 31, 2003 were $852,000 and are comprised primarily of professional fees.

5.       DEBTORS AND NON-DEBTORS FINANCIAL STATEMENTS

The Debtors filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The joint ventures (both consolidated and non-consolidated) are not part of the Bankruptcy Filing.

In accordance with SOP 90-7, the Company is presenting the following condensed combining financial statements as of and for the three months ended March 31, 2003:

                  American HomePatient, Inc. and Subsidiaries
            Condensed Combining Balance Sheets as of March 31, 2003

                                                                        Debtors             Non-Debtors            Combined
                                                                     -------------         ------------         -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                        $  21,679,000         $     36,000         $  21,715,000
    Restricted cash                                                         67,000                 --                  67,000
    Accounts receivable, less allowance for doubtful accounts           57,007,000              437,000            57,444,000
    Inventories, net of inventory reserves                              15,697,000               92,000            15,789,000
    Prepaid expenses and other current assets                            2,498,000                1,000             2,499,000
                                                                     -------------         ------------         -------------
          Total current assets                                          96,948,000              566,000            97,514,000
                                                                     -------------         ------------         -------------
PROPERTY AND EQUIPMENT, at cost:                                       172,284,000            1,427,000           173,711,000
    Less accumulated depreciation and amortization                    (121,256,000)            (847,000)         (122,103,000)
                                                                     -------------         ------------         -------------
          Property and equipment, net                                   51,028,000              580,000            51,608,000
                                                                     -------------         ------------         -------------
OTHER ASSETS:
    Goodwill, net                                                      121,214,000                 --             121,214,000
    Investment in joint ventures                                          (135,000)           9,793,000             9,658,000
    Other assets                                                        12,554,000                1,000            12,555,000
                                                                     -------------         ------------         -------------
          Total other assets                                           133,633,000            9,794,000           143,427,000
                                                                     -------------         ------------         -------------
       TOTAL ASSETS                                                  $ 281,609,000         $ 10,940,000         $ 292,549,000
                                                                     =============         ============         =============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                 $  14,477,000         $       --           $  14,477,000
    Other payables                                                       1,726,000                 --               1,726,000
    Accrued expenses:
       Payroll and related benefits                                      8,000,000               17,000             8,017,000
       Insurance, including self-insurance reserves                      6,068,000                 --               6,068,000
       Other                                                             2,988,000                5,000             2,993,000
                                                                     -------------         ------------         -------------
          Total current liabilities                                     33,259,000               22,000            33,281,000
                                                                     -------------         ------------         -------------
NONCURRENT LIABILITIES:
    Minority interest                                                         --                491,000               491,000
    Other noncurrent liabilities                                           113,000                 --                 113,000
                                                                     -------------         ------------         -------------
          Total noncurrent liabilities                                     113,000              491,000               604,000
                                                                     -------------         ------------         -------------
LIABILITIES SUBJECT TO COMPROMISE:                                     301,921,000                 --             301,921,000

SHAREHOLDERS' (DEFICIT) EQUITY                                         (53,684,000)          10,427,000           (43,257,000)
                                                                     -------------         ------------         -------------
       TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY          $ 281,609,000         $ 10,940,000         $ 292,549,000
                                                                     =============         ============         =============

                  American HomePatient, Inc. and Subsidiaries
                  Condensed Combining Statements of Operations
                   for the Three Months Ended March 31, 2003

                                                                                    Debtors         Non-Debtors       Combined
                                                                                --------------    --------------   --------------
REVENUES:

    Sales and related service revenues                                          $   36,185,000    $      216,000   $   36,401,000
    Rentals and other revenues                                                      45,545,000           561,000       46,106,000
                                                                                --------------    --------------   --------------
          Total revenues                                                            81,730,000           777,000       82,507,000
                                                                                --------------    --------------   --------------
EXPENSES:
    Cost of sales and related services                                              17,174,000           119,000       17,293,000
    Cost of rentals and other revenues, including rental equipment
      depreciation                                                                   8,340,000            86,000        8,426,000
    Operating, including bad debt expense                                           46,867,000           369,000       47,236,000
    General and administrative                                                       4,546,000                 -        4,546,000
    Earnings from joint ventures                                                      (534,000)         (696,000)      (1,230,000)
    Depreciation, excluding rental equipment, and amortization                         924,000             1,000          925,000
    Interest income, net                                                               (72,000)                -          (72,000)
    Other expense, net                                                                  94,000                 -           94,000
                                                                                --------------    --------------   --------------
         Total expenses (income)                                                    77,339,000          (121,000)      77,218,000
                                                                                --------------    --------------   --------------
INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES                  4,391,000           898,000        5,289,000

REORGANIZATION ITEMS                                                                   852,000                 -          852,000
                                                                                --------------    --------------   --------------
INCOME FROM OPERATIONS BEFORE INCOME TAXES                                           3,539,000           898,000        4,437,000

PROVISION FOR INCOME TAXES                                                             100,000                 -          100,000
                                                                                --------------    --------------   --------------
NET INCOME                                                                      $    3,439,000    $      898,000   $    4,337,000
                                                                                ==============    ==============   ==============

                  American HomePatient, Inc. and Subsidiaries
                  Condensed Combining Statements of Cash Flows
                   for the Three Months Ended March 31, 2003

                                                                                   Debtors         Non-Debtors        Combined
                                                                              ------------         ---------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $  3,439,000         $ 898,000         $  4,337,000
    Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation and amortization                                             5,606,000            60,000            5,666,000
       Provision for doubtful accounts                                            (311,000)            4,000             (307,000)
       Provision for inventory                                                     (13,000)             --                (13,000)
       Equity in earnings of unconsolidated joint ventures                            --            (696,000)            (696,000)
       Minority interest                                                              --              88,000               88,000
       Reorganization items                                                        852,000              --                852,000
       Reorganization items paid                                                (1,063,000)             --             (1,063,000)

    Change in assets and liabilities:
       Accounts receivable                                                      (1,664,000)          (36,000)          (1,700,000)
       Inventories                                                                 782,000             7,000              789,000
       Prepaid expenses and other current assets                                  (222,000)           (1,000)            (223,000)
       Accounts payable, other payables and accrued expenses                     2,405,000           (18,000)           2,387,000
       Other assets and liabilities                                               (246,000)           (1,000)            (247,000)
       Other noncurrent liabilities                                                 (8,000)             --                 (8,000)
                                                                              ------------         ---------         ------------
          Net cash provided by operating activities                              9,557,000           305,000            9,862,000
                                                                              ------------         ---------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment, net                                    (6,776,000)          (64,000)          (6,840,000)
    Distributions and loan payments from (advances to) unconsolidated
       joint ventures, net                                                       1,051,000          (198,000)             853,000
                                                                              ------------         ---------         ------------
         Net cash used in investing activities                                  (5,725,000)         (262,000)          (5,987,000)
                                                                              ------------         ---------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt and capital leases                       (120,000)             --               (120,000)
    Adequate protection payments                                                (4,800,000)             --             (4,800,000)
    Distributions to minority interest owners                                       (3,000)          (64,000)             (67,000)
                                                                              ------------         ---------         ------------
          Net cash used in financing activities                                 (4,923,000)          (64,000)          (4,987,000)
                                                                              ------------         ---------         ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                           (1,091,000)          (21,000)          (1,112,000)

CASH AND CASH EQUIVALENTS, beginning of period                                  22,770,000            57,000           22,827,000
                                                                              ------------         ---------         ------------
CASH AND CASH EQUIVALENTS, end of period                                      $ 21,679,000         $  36,000         $ 21,715,000
                                                                              ============         =========         ============
SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                                 $     49,000         $    --           $     49,000
                                                                              ============         =========         ============
    Cash payments of income taxes                                             $     47,000         $    --           $     47,000
                                                                              ============         =========         ============

6.       GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had net income of $4,337,000 for the three months ended March 31, 2003 and incurred a net loss of $61,154,000 for the year ended December 31, 2002. The Company has a shareholders' deficit of $43,257,000 at March 31, 2003. The Company has substantial debt balances related to the Amended Credit Agreement, of which $278,705,000 was due on or before December 31, 2002. This amount is included in liabilities subject to compromise as of March 31, 2003. See Note 3 for further information related to the Bankruptcy Filing. These matters among others raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company's Proposed Plan provides for the extension of the maturity on the Bank Credit Facility, a reduction of the related interest cost on such debt, and the payment of all of its reported liabilities. Under the Proposed Plan, the Company will continue to be highly leveraged and subject to substantial interest costs. In addition, the Company intends to improve financial performance through consolidating operations, stabilizing and increasing profitable revenues, decreasing and controlling operating expenses and improving accounts receivable performance. The Company is unable to predict whether the Proposed Plan will be confirmed by the Bankruptcy Court, or whether it will be able to successfully execute the operational results contemplated by the Proposed Plan following its bankruptcy. If the Company is unable to successfully emerge from bankruptcy and continue to improve its operations, its financial position, results of operations and cash flows would be impacted adversely.

Management's cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in its Proposed Plan. The Company has operated in this manner since the Bankruptcy Filing. However, as with all projections, there can be no guarantee that management's projections will be achieved. The Bankruptcy Filing and the related uncertainties could disrupt operations and could negatively affect the Company's business, financial condition, results of operations and cash flows. The Company has taken a number of steps designed to minimize any such disruptions including requesting critical vendor status for certain vendors, communicating with other vendors regarding ongoing operations, requesting Bankruptcy Court permission to assume certain executory contracts, establishing an employee communication program regarding the Bankruptcy Filing and related issues, and communicating with referral sources and patients as needed. The uncertainty regarding the outcome of the Bankruptcy Filing may impair the Company's ability to receive trade credit from its vendors and could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

7.       GOVERNMENT INVESTIGATION AND LITIGATION

On June 11, 2001, a settlement agreement (the "Government Settlement") was entered among the Company, the United States of America, acting through the United States Department of Justice ("DOJ") and on behalf of the Office of Inspector General of the Department of Health and Human Services ("OIG") and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the

Western District of Kentucky, the court in which the relator's false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. The Company also agreed to pay the relator's attorneys fees and expenses. The Company's Proposed Plan proposes that the Company will timely pay all amounts owed in accordance with the Government Settlement. The Company has reserved $4,246,000 for its future obligations pursuant to the Government Settlement. The Government Settlement does not resolve the relator's claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims.

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

There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $4,246,000 reserve for future obligations pursuant to the Government Settlement, the Company has not recorded any reserves related to the unsettled government investigations. The outcome of any pending lawsuits or future settlements could have a material adverse effect on the Company.

The Company is a party to other legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these other actions will not have a material adverse effect on its financial position or results of operations.

 8.      RELATED PARTY TRANSACTIONS

A partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. ("H3GM"), which the Company engaged during 2003 and 2002 to render legal advice in a variety of activities, was a director of the Company until July 2002. The Company paid H3GM $115,000 and $196,000 during the three months ended March 31, 2003 and 2002, respectively.

The Company maintains an employee benefit trust for the purpose of paying health insurance claims for its employees. The trust was established in June 2002 and was funded with an initial deposit of $0.5 million in July 2002. Disbursements from the trust began in late July 2002. The Company deposits funds into the trust on an as needed basis to pay claims.

 9.      SALE OF ASSETS OF CENTER

In the quarter ended March 31, 2002, the Company recorded a pre-tax gain of approximately $0.7 million related to the sale of the assets of an infusion business and nursing agency (collectively , the "Center"). Effective March 19, 2002 substantially all of the assets of the Center were sold for approximately $1.3 million in cash. During the three months ended March 31, 2002, the Center generated approximately $1.9 million in total revenues. The proceeds of this sale were used to pay down debt under the Company's Bank Credit Facility.

10.      EARNINGS PER SHARE

Under the standards established by Statement of Financial Accounting Standards No. 128, "Earnings Per Share," earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible debt, options and warrants. In computing diluted earnings per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method. For the three months ended March 31, 2003 and 2002, approximately 2,007,000 and 3,789,000 shares, respectively, were attributable to the exercise of outstanding options and were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

The following information is necessary to calculate earnings per share for the periods presented:

                                                                       Three Months Ended March 31,
                                                                   -----------------------------------
                                                                       2003                  2002
                                                                   ------------        ---------------
Income before cumulative effect of change in
    accounting principle                                           $  4,337,000        $     1,608,000
Cumulative effect of change in accounting
    principle                                                                --            (68,485,000)
                                                                   ------------        ---------------
Net income (loss)                                                  $  4,337,000        $   (66,877,000)
                                                                   ============        ===============

Weighted average common shares outstanding                           16,367,000             16,331,000
Effect of dilutive options and warrants                               1,956,000              2,398,000
                                                                   ------------        ---------------
Adjusted diluted common shares outstanding                           18,323,000             18,729,000
                                                                   ============        ===============
Income per common share before
    cumulative effect of change in accounting
    principle
    - Basic                                                        $       0.26        $          0.10
                                                                   ============        ===============
    - Diluted                                                      $       0.24        $          0.09
                                                                   ============        ===============
Cumulative effect of change in accounting principle per
    common share
    - Basic                                                        $         --        $         (4.20)
                                                                   ============        ===============
    - Diluted                                                      $         --        $         (3.66)
                                                                   ============        ===============
Net income (loss) per common share
    - Basic                                                        $       0.26        $         (4.10)
                                                                   ============        ===============
    - Diluted                                                      $       0.24        $         (3.57)
                                                                   ============        ===============

11.      RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company adopted SFAS No. 141 effective July 1, 2001. See Note 12 "Adoption of SFAS No. 142" for disclosure of the impact of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company's January 1, 2003 adoption of SFAS No. 143 did not have a material impact on its financial position or results of operations.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also makes several technical corrections and clarifications to other existing authoritative pronouncements. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company's adoption of the provisions of SFAS No. 145 which were effective for transactions after May 15, 2002 did not have a material effect on its financial statements. The Company's January 1, 2003 adoption of the remaining provisions of SFAS No. 145 did not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)"("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The Company's January 1, 2003 adoption of SFAS No. 146 did not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS No. 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for financial statements for annual and interim periods beginning after December 15, 2002. The Company is currently assessing the three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation included in this Statement. See Note 13 for further discussion.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). This Interpretation requires guarantors to account at fair value for and disclose certain types of guarantees. The Interpretation's disclosure requirements were effective for the Company's year ended December 31, 2002; the Interpretation's accounting requirements are effective for guarantees issued or modified after December 31, 2002. The Company's adoption of this Interpretation's accounting requirements did not have a material impact on its financial position or results of operations.

In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This Interpretation requires consolidation of variable interest entities ("VIE") (formerly referred to as "special purpose entities") if certain conditions are met. The Interpretation applies immediately to VIE's created after January 31, 2003, and to variable interests obtained in VIE's after January 31, 2003. Effective with the quarter beginning July 1, 2003, the Interpretation applies also to VIE's created or variable interests obtained in VIE's before January 31, 2003. The Company's adoption of the applicable provisions of this Interpretation did not have a material impact on its financial position or results of operations. The Company does not expect the adoption of the remaining provisions of this Interpretation to have a material impact on its financial position or results of operations.

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

Based upon the results of the Company's initial impairment tests, the Company recorded an impairment loss of $68.5 million in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. There was no tax effect on the impairment loss due to the fact that the majority of the related goodwill was non-tax deductible and because of the Company's federal net operating loss position. The Company is required to conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing. To date there have been no events warranting impairment testing since the Company completed its 2002 annual impairment test in September 2002. Any subsequent impairment loss will be recognized as an operating expense in the Company's consolidated statements of operations.

The change in the carrying amount of goodwill for the three months ended March 31, 2003 and 2002 is as follows:

                                                                            Three Months Ended March 31,
                                                                         ----------------------------------
                                                                              2003                 2002
                                                                         -------------        -------------
Goodwill, net of accumulated amortization, beginning of period           $ 121,214,000        $ 189,699,000
Transitional impairment loss                                                      --            (68,485,000)
                                                                         -------------        -------------
Goodwill, net of accumulated amortization, end of period                 $ 121,214,000        $ 121,214,000
                                                                         =============        =============

13.      STOCK BASED COMPENSATION

Prior to the issuance of SFAS No. 148, SFAS No. 123 encouraged, but did not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Historically, the Company has chosen to account for stock option plans using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related Interpretations. Under APB Opinion No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant.

The Company is assessing the three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation included in SFAS No. 148. To date, the Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the Company's stock option and employee stock purchase plans been determined based on the fair value at the grant date of awards for the three months ended March 31, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been decreased or increased to the pro forma amounts indicated below:

                                                           Three Months Ended March 31,
                                                        ---------------------------------
                                                            2003                 2002
                                                        ------------         ------------
Net income (loss) - as reported                         $  4,337,000         $(66,877,000)
Additional compensation expense                               (4,000)             (69,000)
                                                        ------------         ------------
Net income (loss) - pro forma                           $  4,333,000         $(66,946,000)
                                                        ============         ============

Net income (loss) per common share - as reported
            Basic                                       $       0.26         $      (4.10)
            Diluted                                     $       0.24         $      (3.57)

Net income (loss) per common share - pro forma
            Basic                                       $       0.26         $      (4.10)
            Diluted                                     $       0.24         $      (3.57)

14.      SUBSEQUENT EVENT

The hearing before the Bankruptcy Court on confirmation of the Proposed Plan was held on April 23-25 and 28-29, 2003. At the hearing, testimony of numerous witnesses from both the Company and the Company's secured creditors was presented regarding the Company's efforts to have the Proposed Plan confirmed. The Bankruptcy Court must determine whether to confirm or reject the Proposed Plan. At the conclusion of the hearing, no ruling was issued and the Bankruptcy Court took the matter under advisement. As of May 14, 2003 the Court had not yet ruled as to whether the Proposed Plan would be confirmed. Once a ruling is issued, the ruling does not become final until a ten-day appeal period has passed without any appeals being filed. See Note 3 for a discussion of the Company's proceedings under Chapter 11 of the Bankruptcy Code.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "EXPECTS," "ESTIMATES," "PROJECTS," "MAY," "WILL," "LIKELY," "COULD" AND WORDS OF SIMILAR IMPORT. SUCH STATEMENTS INCLUDE STATEMENTS CONCERNING THE COMPANY'S PROPOSED PLAN OF REORGANIZATION, OTHER EFFECTS AND CONSEQUENCES OF THE BANKRUPTCY FILING, FORECASTS UPON WHICH THE PROPOSED PLAN OF REORGANIZATION IS BASED, BUSINESS STRATEGY, OPERATIONS, COST SAVINGS INITIATIVES, INDUSTRY, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, EXISTING GOVERNMENT REGULATIONS AND CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS, LEGISLATIVE PROPOSALS FOR HEALTHCARE REFORM, THE ABILITY TO ENTER INTO STRATEGIC ALLIANCES AND ARRANGEMENTS WITH MANAGED CARE PROVIDERS ON AN ACCEPTABLE BASIS, AND CHANGES IN REIMBURSEMENT POLICIES. SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS BECAUSE OF A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT UNDERTAKE TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS THAT ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

BANKRUPTCY FILING

On July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Filing") in the United States Bankruptcy Court for the Middle District of Tennessee (the "Bankruptcy Court"). See Note 3 "Proceedings Under Chapter 11 of the Bankruptcy Code" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

The following table sets forth the percentage of the Company's revenues represented by each line of business for the periods presented:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2003               2002
                                               ----------        ----------
Home respiratory therapy services                   68%               65%
Home infusion therapy services                      13                15
Home medical equipment and medical supplies         19                20
                                                   ---               ---
    Total                                          100%              100%
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

The Company's strategy for 2003 is to maintain a diversified offering of home health care services reflective of its current business mix. Respiratory services will remain a primary focus along with home medical equipment rental and enteral nutrition products and services.

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

The Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims to the government for payment. False Claims Act penalties for violations can include sanctions, including civil monetary penalties. As a provider of services under the federal reimbursement programs such as Medicare, Medicaid and TRICARE (formerly CHAMPUS), the

Company is subject to the anti-kickback statute, also known as the "fraud and abuse law." This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of patients for government-reimbursed health care services. The Company may also be affected by the federal physician self-referral prohibition, known as the "Stark Law," which, with certain exceptions, prohibits physicians from referring patients to entities with which they have a financial relationship. Many states in which the Company operates have adopted similar self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, under the theory that such arrangements are designed to induce or to encourage the referral of patients to a particular provider. In many states, these laws apply to services reimbursed by all payor sources.

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

The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a Certificate for Medical Necessity ("CMN") signed by a physician. In January 1999, the Office of Inspector General of the Department of Health and Human Services ("OIG") published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan. The Company has created and implemented a compliance program, which it believes meets the elements of the OIG's Model Plan for the industry. As part of its compliance program, the Company performs internal audits of the adequacy of billing documentation. The Company's policy is to voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that are identified in this process and that cannot be corrected. The Company periodically reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations; however, certain proceedings have been and may in the future be commenced against the Company alleging violations of applicable laws governing the operation of the Company's business and its billing practices.

The Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include: (i) Prospective Payment System ("PPS") requirements for skilled nursing facilities and PPS for home health agencies, which do not affect the Company directly but could affect the Company's contractual relationships with such entities; (ii) deadlines (as yet undetermined) for obtaining Medicare and Medicaid surety bonds for home health agencies and DME suppliers; and (iii) pilot projects in Polk County, Florida and San Antonio, Texas which were effective between October 1, 1999 and September 30, 2002, and February 1, 2002 and December 31, 2002, respectively, to determine the efficacy of competitive bidding for certain durable medical equipment ("DME"), under which Medicare reimbursements for certain items are reduced between 19% to 34% from the current fee schedules (the Company participated to some extent in both pilot projects). At expiration, the DME items reverted to normal Medicare fees and procedures, although the Bush administration has announced that it intends to expand competitive bidding on a national basis, building on these two pilot projects that yielded savings to Medicare. The United States House of Representatives recently passed a bill that includes provisions for a national competitive bidding program for durable medical equipment, including home oxygen equipment. The United States Senate has recently considered three separate bills that include some provision for national competitive bidding. At the present time, the Senate has not voted on any of these three bills under consideration. The Company cannot predict at this time the outcome of proposed legislation related to a national competitive bidding program or the financial impact of such a program on the Company's business, if it should become law.

In April 2003, the OIG issued a special advisory bulletin addressing certain contractual arrangements that would not be included in a "safe harbor" as defined under the federal anti-kickback statutes. This bulletin specifically focuses on contractual arrangements where a health care provider in one line of business expands into a related health care business by contracting with an existing provider of a related item or service. The Company is a party to several contracts that could potentially be impacted by this special advisory bulletin. Management is in the process of assessing its compliance with the provisions of this bulletin. As of May 14, 2003, management has not determined the financial impact, if any, of complying with these provisions.

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

         Legal Proceedings. On June 11, 2001, a settlement agreement (the "Government Settlement") was entered among the Company, the United States of America, acting through the United States Department of Justice ("DOJ") and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator's false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March, 2006. The Company also agreed to pay the relator's attorneys fees and expenses. The Company's Proposed Plan (as defined in Note 3) proposes that the Company will timely pay all amounts owed in accordance with the Government Settlement. The Company has reserved $4,246,000 for its future obligations pursuant to the Government Settlement. The Government Settlement does not resolve the relator's claims that the Company discriminated against him as a result of his reporting alleged violations of the law to the government. The Company denies and intends to vigorously defend these claims.

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

MEDICARE REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 with an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. The Company is one of the nation's largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for a significant part of the Company's on-going revenues. In January 2001, federal legislation was signed into law that provided for a one-time increase, beginning July 1, 2001, in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index ("CPI"). There have been no significant increases since this law was passed. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, effective February 11, 2003, CMS also has "inherent reasonableness" authority to modify payment rates for all Medicare Part B items and services by as much as 15% per year without industry consultation, publication or public comment, if the rates are determined to be "grossly excessive" or "grossly deficient." Therefore, the Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation."

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's consolidated financial statements. The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its critical accounting policies and estimates. See Note 11 "Recent Accounting Pronouncements."

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

         Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the credit-worthiness and collectibility of amounts due from its patients. Approximately 62% of the Company's year to date 2003 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

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

         Valuation of Long-lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), management evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management utilizes estimated undiscounted future cash flows to determine if an impairment exists. When this analysis indicates an impairment exists, the amount of loss is determined based upon a comparison of estimated fair value with the carrying value of the asset. While management believes that the estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the evaluations.

         Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets acquired. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and

Other Intangible Assets" ("SFAS No. 142"). The Company was required to adopt the provisions of this statement effective January 1, 2002. SFAS No. 142 requires that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, goodwill and intangible assets with indefinite lives are required to be tested for impairment on an annual basis and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected September 30 as its annual testing date.

Upon adoption of SFAS No. 142, goodwill was tested for impairment by comparing the fair value of goodwill to the carrying value of goodwill. The fair value was determined using a combination of analyses which included discounted cash flow calculations, market multiples and other market information. Key assumptions used in these estimates include projected operating results, discount rates and peer market multiples. The implied fair value of goodwill did not support the carrying value of goodwill primarily due to the Company's highly leveraged capital structure, which resulted in impairment of $68.5 million. This impairment charge was recorded as a cumulative effect of change in accounting principle in the first quarter of 2002. There was no tax effect on the impairment loss due to the fact that the majority of the related goodwill was non-tax deductible and because of the Company's federal net operating loss position.

         Self Insurance. Self-insurance reserves primarily represent the accrual for self-insurance or large deductible risks associated with employee health insurance and workers' compensation insurance. The Company is insured for workers' compensation but retains the first $250,000 of each claim. The Company is not maintaining annual aggregate stop loss coverage for 2003 and did not maintain annual aggregate stop loss coverage for 2002, as such coverage was not available. Judgments used in determining the reserves related to workers' compensation include loss development factors, frequency of claims and severity of claims. The estimated liability for workers' compensation claims totaled approximately $3.6 million and $3.3 million as of March 31, 2003 and December 31, 2002, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers' compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2003 and 2002. The estimated liability for health insurance claims totaled approximately $1.5 million and $1.8 million as of March 31, 2003 and December 31, 2002, respectively. The Company reviews health insurance trends and payment history and maintains a reserve for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims. Judgments include assessing historical paid claims, average lags between the claims' incurred dates, reported dates and paid dates, the frequency of claims and the severity of claims.

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

         Sale of Assets of Center. In the quarter ended March 31, 2002, the Company recorded a pre-tax gain of $0.7 million related to the sale of the assets of an infusion business and nursing agency (collectively, the "Center"). Effective March 19, 2002, substantially all of the assets of the Center were sold for approximately $1.3 million in cash. During the three months ended March 31, 2002 the Center generated approximately $1.9 million in total revenues. The proceeds of the sale were used to pay down debt under the Company's Bank Credit Facility.

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

Based upon the results of the Company's initial impairment tests, the Company recorded an impairment loss of $68.5 million, with no related tax effect, in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. There was no tax effect on the impairment loss due to the fact that the majority of the related goodwill was non-tax deductible and because of the Company's federal net operating loss position. The Company conducts annual impairment tests on September 30 of each year unless specific events arise which warrant more immediate testing. Any subsequent impairment losses will be recognized as an operating expense in the Company's consolidated statements of operations.

         Reorganization Items. The Company has incurred reorganization expenses as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), all revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are reported separately as Reorganization Items. These items include, but are not limited to, professional fees and other expenses incurred related to the Chapter 11 proceedings, write-off of deferred financing costs, and provision for damages from future lease rejections.

The following table and discussion sets forth items from the Company's consolidated statements of operations as a percentage of revenues for the periods indicated:

                             PERCENTAGE OF REVENUES

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                              2003                 2002
                                                                            -------              -------
       Revenues                                                               100.0%             100.0%

       Cost of sales and related services                                      21.0               20.6
       Cost of rentals and other revenues, including rental
           equipment depreciation expense                                      10.2               10.3
       Operating expenses, including bad debt expense                          57.3               58.1
       General and administrative                                               5.5                5.3
       Earnings from joint ventures                                            (1.5)              (1.6)
       Depreciation, excluding rental equipment, and
           amortization expense                                                 1.1                1.3
       Amortization of deferred financing costs                                   -                1.0
       Interest (income) expense, net                                          (0.1)               6.4
       Other expense (income), net                                              0.1               (0.1)
       Gain on sale of assets of center                                           -               (0.8)
                                                                              -----              -----
                Total expenses                                                 93.6%             100.5%
                                                                              -----              -----

       Income (loss) from operations before reorganization
           items, income taxes and cumulative effect of change
           in accounting principle                                              6.4               (0.5)
       Reorganization items                                                     1.0                  -
       Provision for (benefit from) income taxes                                0.1               (2.5)
       Cumulative effect of change in accounting principle                        -              (85.8)
                                                                              -----              -----
                Net income (loss)                                               5.3%             (83.8)%
                                                                              =====              =====

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES. Revenues increased from $79.8 million for the quarter ended March 31, 2002 to $82.5 million for the same period in 2003, an increase of $2.7 million, or 3.4%. In March of 2002, the Company sold substantially all of the assets of an infusion center, which contributed $1.9 million in revenue during the first quarter of 2002. Excluding the revenues of the sold center in the first quarter of 2002, same-location revenues in the first quarter of 2003 increased $4.6 million, or 5.9%. The increase in revenues is attributable to the Company's sales and marketing efforts. Following is a discussion of the components of revenues:

         Sales and Related Services Revenues. Sales and related services revenues increased from $34.8 million for the quarter ended March 31, 2002 to $36.4 million for the same period of 2003, an increase of $1.6 million, or 4.6%. Excluding $1.9 million of sales and related services revenues of the sold center in the first quarter of 2002, same-location sales and related services revenues in the first quarter of 2003 increased $3.5 million, or 10.6%.

         Rentals and Other Revenues. Rentals and other revenues increased from $45.0 million for the quarter ended March 31, 2002 to $46.1 million for the same period in 2003, an increase of $1.1 million, or 2.4%.

COST OF SALES AND RELATED SERVICES. Cost of sales and related services increased from $16.5 million for the quarter ended March 31, 2002 to $17.3 million for the same period in 2003, an increase of $0.8 million, or 4.8%. As a percentage of sales and related services revenues, cost of sales and related services increased slightly from 47.4% for the quarter ended March 31, 2002 to 47.5% for the same period in 2003.

COST OF RENTALS AND OTHER REVENUES. Cost of rentals and other revenues increased from $8.2 million for the quarter ended March 31, 2002 to $8.4 million for the same period in 2003, an increase of $0.2 million, or 2.4%. As a percentage of rentals and other revenue, cost of rentals and other revenues were 18.3% and 18.2% for the quarters ended March 31, 2003 and 2002, respectively.

OPERATING EXPENSES. Operating expenses increased from $46.3 million for the quarter ended March 31, 2002 to $47.2 million for the same period in 2003, an increase of $0.9 million, or 1.9%. This increase is primarily the result of higher personnel-related expenses in the current year quarter associated with the hiring of additional account executives during the latter half of 2002 and increased insurance expenses, offset by a $1.1 million reduction in bad debt expense. Bad debt expense was 5.2% of revenues for the quarter ended March 31, 2002 compared to 3.8% for the same quarter of 2003. The decrease primarily is the result of operational improvements and processing efficiencies at the Company's billing centers. As a percentage of revenues, operating expenses decreased from 58.1% to 57.3% for the quarters ended March 31, 2002 and 2003, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $4.3 million for the quarter ended March 31, 2002, to $4.5 million for the same period in 2003, an increase of $0.2 million, or 4.7%. As a percentage of revenues, general and administrative expenses were 5.5% and 5.3% for the quarters ended March 31, 2003 and 2002, respectively. This increase primarily is attributable to an increase in professional services fees in the first quarter of 2003.

EARNINGS FROM HOSPITAL JOINT VENTURES. Earnings from hospital joint ventures decreased slightly from $1.3 million for the quarter ended March 31, 2002 to $1.2 million for the quarter ended March 31, 2003.

DEPRECIATION AND AMORTIZATION. Depreciation (excluding rental equipment) and amortization expenses decreased from $1.0 million for the quarter ended March 31, 2002 to $0.9 million for the same period in 2003, a decrease of $0.1 million, or 10%. This decrease primarily is attributable to certain property and equipment becoming fully depreciated.

AMORTIZATION OF DEFERRED FINANCING COSTS. There was no amortization of deferred financing costs in the quarter ended March 31, 2003 compared to $0.8 million in the same quarter of 2002. This primarily is attributable to the cessation of finance cost amortization and the accelerated write-off of deferred financing costs to reorganization items as of July 31, 2002 as a result of the Bankruptcy Filing on July 31, 2002.

INTEREST (INCOME) EXPENSE, NET. Interest (income) expense, net changed from $5.1 million for the quarter ended March 31, 2002 to $(0.1) million for the same period in 2003. This change is attributable to the Company ceasing to record interest expense as a result of the Bankruptcy Filing on July 31, 2002. Post-petition interest excluded from the statements of operations for the three months ended March 31, 2003, of $6.3 million, represents the default rate of interest pursuant to the terms described in the Amended Credit Agreement.

OTHER EXPENSE (INCOME), NET. Other expense (income), net primarily relates to investment losses or gains associated with split dollar life insurance policies. Income of $(0.1) million was recorded in the quarter ended March 31, 2002 compared to expense of $0.1 million for the same period of 2003.

GAIN ON SALES OF ASSETS OF CENTERS. In the first quarter of 2002, the Company recorded a gain of $0.7 million on the sale of the assets of an infusion center.

PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for (benefit from) income taxes changed from $(2.0) million for the quarter ended March 31, 2002 to $0.1 million for the same period in 2003. The benefit of $2.1 million recorded in 2002 was the result of the enactment of the Job Creation and Workers Assistance Act of 2002.

HISTORY OF BANK CREDIT FACILITY

The Company is indebted to a syndicate of lenders (the "Lenders"), with Bank of Montreal serving as agent for the Lenders. Prior to August 12, 2002, Deutsche Bank Trust Company, successor to Bankers Trust Company, served as agent for the Lenders. On August 12, 2002 the Company received written notice that Deutsche Bank Trust Company intended to resign. Bank of Montreal was appointed by the Lenders as the new agent. The indebtedness arises out of a credit agreement entitled the Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which Amended Credit Agreement was entered into as of June 8, 2001. The indebtedness owed to the Lenders as of July 31, 2002, the date of the Company's Bankruptcy Filing, totaled approximately $275.4 million (excluding letters of credit totaling $3.4 million).

The Amended Credit Agreement was the latest in a series of credit agreements in connection with a credit facility (the "Bank Credit Facility") that dated back to an initial credit agreement dated October 20, 1994. The Amended Credit Agreement was entered into after the Company breached several of the financial covenants in the Fourth Amended and Restated Credit Agreement.

The Amended Credit Agreement provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Fourth Amended and Restated Credit Agreement. The Amended Credit Agreement also included modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contained a revolving loan component; all existing indebtedness was now in the form of a term loan which matured on December 31, 2002.

The Amended Credit Agreement that provided a new loan to the Company from which the proceeds were used to pay off all existing loans under the Fourth Amended and Restated Credit Agreement. The Amended Credit Agreement also included modified financial covenants and a revised amortization schedule. In addition, the Amended Credit Agreement no longer contained a revolving loan component; all existing indebtedness was now in the form of a term loan which matured on December 31, 2002.

The Amended Credit Agreement required principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a balloon payment of $281.5 million on December 31, 2002. The Amended Credit Agreement further provided for mandatory prepayments of principal from the Company's excess cash flow and from the proceeds of the Company's sales of securities, sales of assets, tax refunds or excess casualty loss payments.

As of July 31, 2002, (the Bankruptcy Filing date as defined in Note 2) the Company had paid the $750,000 principal payment due on September 30, 2001, the $750,000 principal payment due on December 31, 2001, the $11.6 million principal payment due on March 31, 2002 as well as the $1.0 million principal payment due on June 30, 2002, the $1.0 million principal payment due on September 30, 2002, and $6.1 million of the balloon payment due on December 31, 2002. These early payments of 2002 principal were generated from operational cash flows, from the sales of assets of centers, from the sales of the Company's wholly-owned real estate and from the collection of patient receivables associated with the asset sales. The Bankruptcy Filing stayed all remaining payments required by the Amended Credit Agreement. Substantially all of the Company's assets were pledged as security for borrowings under the Bank Credit Facility.

The Amended Credit Agreement further provided for the payment to the Lenders of certain fees. These fees included a restructuring fee of $1.2 million (paid on the effective date of the Amended Credit Agreement), and $200,000 paid on December 31, 2001, March 31, 2002 and June 30, 2002. A restructuring fee of $459,000 payable on September 30, 2002 is currently classified as a liability subject to compromise in the accompanying consolidated balance sheet as of March 31, 2003. In addition, the Company had an obligation to pay the agent an annual administrative fee of $75,000 and an annual fee of 0.50% of the average monthly outstanding indebtedness on each anniversary of the Amended Credit Agreement. The last such payment of annual fees was made by the Company in June 2002.

The Amended Credit Agreement contained various financial covenants, the most restrictive of which relate to measurements of EBITDA (as defined in the Amended Credit Agreement), leverage, interest coverage ratios, and collections of accounts receivable. The Amended Credit Agreement also contained provisions for periodic reporting.

The Amended Credit Agreement also contained restrictions which, among other things, imposed certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company was not permitted to make acquisitions or investments in joint ventures without the consent of Lenders holding a majority of the lending commitments under the Bank Credit Facility. In addition, proceeds of all of the Company's accounts receivable were transferred daily into a bank account at PNC Bank, N.A. which, under the terms of a Concentration Bank Agreement, required that all amounts in excess of $3.0 million be transferred to an account at Deutsche Bank Trust Company in the Company's name. Upon occurrence of an event of default under the Amended Credit Agreement, the Lenders had the right to instruct PNC Bank, N.A. and Deutsche Bank Trust Company to cease honoring any drafts under the accounts and apply all amounts in the bank accounts against the indebtedness owed to the Lenders.

Interest was payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company was also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times adjusted EBITDA, as defined by the Amended Credit Agreement. For the seven months ended with the Bankruptcy Filing, the weighted average borrowing rate was 7.3%. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest would have been payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer would have had the right to designate the Adjusted Eurodollar Rate plus the applicable margin as the applicable interest rate.

As discussed below, the Company was required to issue warrants to the Lenders pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had current assets of $97.5 million and current liabilities of $33.3 million, resulting in working capital of $64.2 million and current ratio of 2.9x as compared to a working capital of $67.1 million and a current ratio of 3.2x at December 31, 2002. See Note 3 for a discussion of the Company's proceedings under Chapter 11 of the Bankruptcy Code.

The Company was required to issue warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable until May 31, 2011, and the remaining fifty percent are exercisable until September 29, 2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000. As of May 14, 2003 these warrants have not been exercised.

The accompanying condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and in accordance with SOP 90-7. Accordingly, these consolidated interim financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company had net income of $4,337,000 for the three months ended March 31, 2003 and incurred a net loss of $61,154,000 for the year ended December 31, 2002. The Company has a shareholders' deficit of $43,257,000 at March 31, 2003. The accompanying financial statements do not include any adjustments of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. All pre-petition liabilities subject to compromise have been segregated in the condensed consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current in the condensed consolidated balance sheets. Revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are reported separately as Reorganization Items. Cash used for reorganization items is disclosed separately in the condensed consolidated statements of cash flows.

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

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are as follows:

     Pre-petition accounts payable                                          $   20,246,000
     State income taxes payable                                                    394,000
     Other accruals                                                              5,004,000
     Accrued interest                                                            1,249,000
     Accrued professional fees related to reorganization                         1,607,000
     Accrual for future lease rejection damages                                  1,317,000
     Other long-term debt and liabilities                                        1,953,000
     Government settlement, including interest                                   4,246,000
     Bank credit facility                                                      278,705,000
     Adequate protection payments                                              (12,800,000)
                                                                           ---------------
         Total liabilities subject to compromise                           $   301,921,000
                                                                           ===============

Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Reorganization items for the quarter ended March 31, 2003 were $852,000 and are comprised primarily of professional fees.

The Company's principal cash requirements are for working capital, capital expenditures and debt service. The Company has met and intends to continue to meet these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles.

Management intends to improve financial performance through stabilizing and increasing profitable revenues, decreasing and controlling expenses and improving accounts receivable performance. Management's cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in its Proposed Plan. The Company has operated in this manner since the Bankruptcy Filing. However, as with all projections, there can be no guarantee that management's projections will be achieved. The Bankruptcy Filing and the related uncertainties could disrupt operations and could negatively affect the Company's business, financial condition, results of operations and cash flows. See "Risk Factors." The Company has taken a number of steps designed to minimize any such disruptions including requesting from the Bankruptcy Court critical vendor status for certain vendors, and permission to assume certain executory contracts, as well as communicating with other vendors regarding ongoing operations, establishing an employee communication program regarding the Bankruptcy Filing and related issues, and communicating with referral sources and patients as needed. The consolidated financial statements do not include any adjustments related to the recoverability of asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern. The uncertainty regarding the outcome of the Bankruptcy Filing may impair the Company's ability to receive trade credit from its vendors and could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company's accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $57.4 million and $55.4 million at March 31, 2003 and December 31, 2002, respectively. Average days' sales in accounts receivable ("DSO") was approximately 64 and 61 days at March 31, 2003 and December 31, 2002, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company's level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net income of $4,337,000 for the three months ended March 31, 2003 and incurred a net loss of $61,154,000 for the year ended December 31, 2002. The Company has a shareholders' deficit of $43,257,000 million at March 31, 2003. As discussed above, the Company has substantial debt balances, which, pursuant to the Amended Credit Agreement were due on December 31, 2002. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Net cash provided by operating activities was $9.9 million and $4.1 million for the three months ended March 31, 2003 and 2002, respectively. This increase of $5.8 million is primarily due to an increase in income before cumulative effect of change in accounting principle. Income before cumulative effect of change in accounting principle increased from $1.6 million for the three months ended March 31, 2002 to $4.3 million for the three months ended March 31, 2003. This increase of $2.7 million is primarily the result of increased revenue and lower bad debt, amortization, and interest expenses. In addition, changes in accounts receivable; inventories; prepaid expenses and other current assets; accounts payable, other payables and accrued expenses; other assets and liabilities; and other noncurrent liabilities increased cash provided by operating activities. These items provided cash of $1.0 million for the three months ended March 31, 2003, while these same items used cash of $0.6 million for the same period in 2002. Net cash used for reorganization items totaled $1.1 million for the 3 months ended March 31, 2003 and consists primarily of professional fees. Net cash used in investing activities was $6.0 million and $2.8 million for the three months ended March 31, 2003 and 2002, respectively. Additions to property and equipment, net were $6.8 million for the three months ended March 31, 2003 compared to $5.8 million for the same period in 2002, and proceeds from the sales of assets of centers contributed $1.8 million for the three months ended March 31, 2002. Net cash used in financing activities was $5.0 million and $4.1 million for the three months ended March 31, 2003 and 2002, respectively. The cash used in financing activities for the three months ended March 31, 2003 primarily relates to adequate protection payments of $4.8 million. For the three months ended March 31, 2002 cash used in financing activities primarily relates to principal payments on debt. At March 31, 2003 the Company had cash and cash equivalents of approximately $21.7 million.

RISK FACTORS

This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company.

         BANKRUPTCY PROCEEDING. The Debtors filed the Bankruptcy Filing on July 31, 2002. The Debtors are operating as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Debtors and the Official Committee of Unsecured Creditors jointly proposed the Second Amended Joint Plan of Reorganization (the "Proposed Plan") that, among other terms, proposed paying all creditors of the Debtors in full and allowing the stockholders of the Company to retain their ownership interest. Although the hearing before the Bankruptcy Court on confirmation of the Proposed Plan has been held, as of May 14, 2003 the Court had not yet ruled as to whether the Proposed Plan would be confirmed and there can be no assurance that the Proposed Plan will be approved with these proposed terms or at all. Furthermore, the Debtors are subject to a number of uncertainties while operating its business during bankruptcy proceedings including maintaining its relationships with vendors, referral sources, business partners, employees, and patients. If the Proposed Plan is approved, the Company's future results of operations will be subject to the business risks associated with the Company's operations and the markets in which it operates as described in "Risk Factors-Business Risks." See Note 3 "Proceedings Under Chapter 11 of the Bankruptcy Code."

         BUSINESS RISKS

         Substantial Leverage. The Company maintains a significant amount of debt. Indebtedness under the Bank Credit Facility totaled approximately $275.4 million (which excludes letters of credit totaling $3.4 million) as of July 31, 2002, the Bankruptcy Filing date. The Lenders have asserted that additional sums are due that will increase their claims to in excess of $280.0 million. If a plan of reorganization is not approved and confirmed that restructures this debt, other outcomes likely would have a material adverse effect on the current shareholders of the Company and also could have a material adverse effect on the Company or its business prospects. If the Proposed Plan is approved, a substantial portion of its cash flow from operations will be dedicated to repaying debt. If the Company is unable to generate sufficient cash flow to meet its obligations, it likely would have a material adverse effect on the Company. The substantial leverage could adversely affect the Company's ability to grow its business or to withstand adverse economic conditions or competitive pressures. See Note 3 "Proceedings Under Chapter 11 of the Bankruptcy Code."

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

         Dependence on Reimbursement by Third-Party Payors. For the three months ended March 31, 2003, the percentage of the Company's revenues derived from Medicare, Medicaid and private pay was 52%, 10% and 38%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's revenues and net income. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company's revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies - Revenue Recognition and Allowance for Doubtful Accounts."

         Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as DSO of 64 days as of March 31, 2003. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company's billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies - Revenue Recognition and Allowance for Doubtful Accounts."

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

         Government Investigations and Federal False Claims Act Cases. In addition to the regulatory initiatives mentioned above, the OIG has received funding to expand and intensify its auditing of the health care industry in an effort to better detect and remedy errors in Medicare and Medicaid billing. The Company has reason to believe a qui tam complaint has been filed against the Company under the False Claims Act alleging violations of law occurring after December 31,

1998. The Company has not seen a complaint in this action, but believes that it contains allegations similar to the ones alleged in the 2001 settlement of another False Claims Act case. The Company believes that this second case will be limited to allegedly improper activities occurring after December 31, 1998. There can be no assurances as to the final outcome of the pending False Claims Act lawsuits or any lawsuits that may be filed in the future, though no new lawsuits may be filed during the pendency of the Company's bankruptcy. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to billed claims found to be improper, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of any of the pending lawsuits could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation."

         Liquidity. Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company's common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, between September 1, 1999 and September 30, 2002, trading of the Company's common stock was conducted on the over-the-counter market ("OTC") or, on application by broker-dealers, in the NASD's Electronic Bulletin Board using the Company's current trading symbol, AHOM. Because the Company was unable to timely file its Form 10-Q for the quarter ended September 30, 2002, the Company's common stock has traded only in the "pink sheets" since that date. While the Company intends to seek to have its common stock again traded on the OTC, there can be no assurance that it will be able to obtain that result. The liquidity of the Company's common stock and its price have been adversely affected by the trading status of its common stock, which may limit the Company's ability to raise additional capital and the ability of shareholders to sell their shares.

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

         HIPAA Compliance. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: (1) Privacy Standards have a compliance date of April 14, 2003; (2) Transactions and Code Sets Standards required compliance by October 16, 2002 except as extended by one year to October 16, 2003 for providers that filed a compliance extension form by October 15, 2002; and (3) recently published Security Standards that have an implementation date of April 21, 2004. The Company has filed its compliance extension form and is actively pursuing its strategies toward compliance with the final Privacy Standards and Transaction and Code Sets Standards. The Company's HIPAA compliance plan will require modifications to existing information management systems and physical security mechanisms, and may require additional personnel as well as extensive training of existing personnel, the full cost of which has not yet been determined. The Company cannot predict the impact that these final regulations, when fully implemented, will have on its operations.

         Ability to Attract and Retain Management. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. Although there has been no material adverse impact to date from the Bankruptcy Filing, the Company's Bankruptcy Filing and current financial results, among other factors, may limit the Company's ability to attract and retain qualified personnel, which in turn could adversely affect profitability.

         Competition. The home health care market is highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. Some of the Company's present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company. In addition, there are relatively few barriers to entry in the local markets served by the Company, and it encounters substantial competition from new market entrants. The Company's competitors may attempt to use the Bankruptcy Filing to convince referral sources and patients to use the Company less frequently or not at all.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company adopted SFAS No. 141 effective July 1, 2001. See Footnote 12 "Adoption of SFAS No. 142" for disclosure of the impact of SFAS No. 142. The Company adopted SFAS No. 142 on January 1, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company's January 1, 2003 adoption of SFAS No. 143 did not have a material impact on its financial position or results of operations.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also makes several technical corrections and clarifications to other existing authoritative pronouncements. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company's adoption of the provisions of SFAS No. 145 which were effective for transactions after May 15, 2002 has not had a material effect on its financial statements. The Company's January 1, 2003 adoption of the remaining provisions of SFAS No. 145 did not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)"("Issue 94-3"). The principal difference between SFAS No. 146 and Issue 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The Company's January 1, 2003 adoption of SFAS No. 146 did not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS No. 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for financial statements for annual and interim periods beginning after December 15, 2002. The Company is currently assessing the three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation included in this Statement. See Note 13 "Stock Based Compensation."

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). This Interpretation requires guarantors to account at fair value for and disclose certain types of guarantees. The Interpretation's disclosure requirements are effective for the Company's year ended December 31, 2002; the Interpretation's accounting requirements are effective for guarantees issued or modified after December 31, 2002. The Company's adoption of this Interpretation's accounting requirements did not have a material impact on its financial position or results of operations.

In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This Interpretation requires consolidation of variable interest entities ("VIE") (formerly referred to as "special purpose entities") if certain conditions are met. The Interpretation applies immediately to VIE's created after January 31, 2003, and to variable interests obtained in VIE's after January 31, 2003. Effective with the quarter beginning July 1, 2003, the Interpretation applies also to VIE's created or variable interests obtained in VIE's before January 31, 2003. The Company's adoption of the applicable provisions of this Interpretation did not have a material impact on its financial position or results of operations. The Company does not expect the adoption of the remaining provisions of this Interpretation to have a material impact on its financial position or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. The Company's Bank Credit Facility provides for a floating interest rate. The Proposed Plan provides for a fixed interest rate. As of March 31, 2003, the Company had outstanding borrowings of approximately $278.7 million. In the event that interest rates associated with this facility were to increase by 10%, the impact on future cash flows would be approximately $1.2 million (excluding the effects of the stay on interest payments in connection with the Bankruptcy Filing) for the 12 months in the period ending March 31, 2004. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed. The Company is not required to pay interest during its bankruptcy proceedings, but is required to make adequate protection payments and is authorized to use cash collateral during the course of the bankruptcy. See Note 3, "Proceedings Under Chapter 11 of the Bankruptcy Code."

ITEM 4 - CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are adequate.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

A description of the Chapter 11 Cases is set forth in Note 3 to the Company's condensed consolidated financial statements contained in this Report and is incorporated herein by reference. All of the civil legal proceedings against the Company were stayed by the Bankruptcy Filing. A summary of the Company's material legal proceedings that existed as of the Bankruptcy Filing is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Regulation - Legal Proceedings."

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

A discussion of defaults and certain matters of non-compliance with certain covenants contained in the Company's principal debt agreements is set forth in
Note 2 to the Company's condensed consolidated financial statements contained in this Report and is incorporated herein by reference.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (A) Exhibits. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

(B) Reports on Form 8-K. On March 27, 2003, the Company filed a report on Form 8-K describing certain events relating to the Bankruptcy Filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN HOMEPATIENT, INC.




May 14, 2003                  By: /s/ Marilyn A. O'Hara
                                  ---------------------------------
                                  Marilyn A. O'Hara
                                  Chief Financial Officer and An Officer Duly
                                  Authorized to Sign on Behalf of the registrant

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003




/s/ Joseph F. Furlong
------------------------------------
Joseph F. Furlong
Chief Executive Officer

CERTIFICATION

         I, Marilyn O'Hara, certify that:

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003




/s/ Marilyn O'Hara
-----------------------
Marilyn O'Hara
Chief Financial Officer

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

3.6 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement No. 33-42777 on Form S-1).

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-- Chief Executive Officer.

99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-- Chief Financial Officer.