Form 10-Q
period 2003-06-30
AMERICAN HOMEPATIENT INC
filed 2003-08-14
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CHECK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☐   No ☒

16,367,389

(Outstanding shares of the issuer’s common stock as of August 5, 2003)

Total number of sequentially
numbered pages is 58

PART I. FINANCIAL INFORMATION
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Combining Balance Sheets as of June 30, 2003
Condensed Combining Statements of Operations
Condensed Combining Statements of Cash Flows
PART II. OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS

	June 30,	December 31,
	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$21,531,000	$22,827,000
Restricted cash	467,000	67,000
Accounts receivable, less allowance for doubtful accounts of $19,685,000 and $22,991,000, respectively	55,984,000	55,437,000
Inventories, net of inventory reserves of $562,000 and $583,000, respectively	15,048,000	16,565,000
Prepaid expenses and other current assets	2,695,000	2,276,000

Total current assets	95,725,000	97,172,000

PROPERTY AND EQUIPMENT, at cost:	170,280,000	171,021,000
Less accumulated depreciation and amortization	(117,664,000)	(120,594,000)

Property and equipment, net	52,616,000	50,427,000

OTHER ASSETS:
Goodwill, net	121,214,000	121,214,000
Investment in joint ventures	8,950,000	9,815,000
Other assets	12,661,000	12,315,000

Total other assets	142,825,000	143,344,000

TOTAL ASSETS	$291,166,000	$290,943,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	June 30,	December 31,
	2003	2002

LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Accounts payable	$13,701,000	$13,267,000
Other payables	1,897,000	1,637,000
Accrued expenses:
Payroll and related benefits	6,792,000	7,759,000
Insurance, including self-insurance reserves	6,507,000	5,829,000
Other	1,617,000	1,625,000

Total current liabilities	30,514,000	30,117,000

NONCURRENT LIABILITIES:
Minority interest	486,000	470,000
Other noncurrent liabilities	106,000	121,000

Total noncurrent liabilities	592,000	591,000

LIABILITIES SUBJECT TO COMPROMISE	298,797,000	307,829,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 16,367,000 shares	164,000	164,000
Paid-in capital	173,985,000	173,985,000
Accumulated deficit	(212,886,000)	(221,743,000)

Total shareholders’ deficit	(38,737,000)	(47,594,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$291,166,000	$290,943,000

(Concluded)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

REVENUES:
Sales and related service revenues	$36,199,000	$33,757,000	$72,600,000	$68,580,000
Rentals and other revenues	46,665,000	45,322,000	92,771,000	90,311,000

Total revenues	82,864,000	79,079,000	165,371,000	158,891,000

EXPENSES:
Cost of sales and related services	17,449,000	15,561,000	34,742,000	32,065,000
Cost of rentals and other revenues, including rental equipment depreciation of $5,088,000, $4,767,000, $9,829,000 and $9,406,000, respectively	8,970,000	8,580,000	17,396,000	16,766,000
Operating, including bad debt expense of $2,206,000, $2,699,000, $5,323,000 and $6,869,000, respectively	46,018,000	44,853,000	93,254,000	91,189,000
General and administrative	4,126,000	4,055,000	8,672,000	8,317,000
Earnings from joint ventures	(1,191,000)	(1,119,000)	(2,421,000)	(2,392,000)
Depreciation, excluding rental equipment, and amortization	846,000	1,069,000	1,771,000	2,102,000
Amortization of deferred financing costs	—	719,000	—	1,543,000
Interest expense (income), net (excluding post-petition contractual interest of $6,210,000, $0, $12,510,000 and $0, respectively)	22,000	5,076,000	(50,000)	10,191,000
Other (income) expense, net	—	(65,000)	94,000	(169,000)
Gain on sale of assets of center	—	—	—	(667,000)
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	—	314,000	—	314,000

Total expenses	76,240,000	79,043,000	153,458,000	159,259,000

INCOME (LOSS) FROM OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	6,624,000	36,000	11,913,000	(368,000)
REORGANIZATION ITEMS	2,004,000	—	2,856,000	—

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,620,000	36,000	9,057,000	(368,000)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	100,000	100,000	200,000	(1,912,000)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,520,000	(64,000)	8,857,000	1,544,000

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE WITH NO RELATED TAX EFFECT	—	—	—	(68,485,000)

NET INCOME (LOSS)	$4,520,000	$(64,000)	$8,857,000	$(66,941,000)

INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE:
– Basic	$0.28	$—	$0.54	$0.09

– Diluted	$0.24	$—	$0.47	$0.08

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE:
– Basic	$—	$—	$—	$(4.19)

– Diluted	$—	$—	$—	$(3.66)

NET INCOME (LOSS) PER COMMON SHARE:
– Basic	$0.28	$—	$0.54	$(4.10)

– Diluted	$0.24	$—	$0.47	$(3.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
– Basic	16,367,000	16,367,000	16,367,000	16,349,000

– Diluted	18,835,000	16,367,000	18,663,000	18,688,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,857,000	$(66,941,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	68,485,000
Depreciation and amortization	11,600,000	11,508,000
Amortization of deferred financing costs	—	1,543,000
Provision for doubtful accounts	(3,306,000)	(3,268,000)
Provision for inventory	(21,000)	(117,000)
Equity in earnings of unconsolidated joint ventures	(1,338,000)	(1,409,000)
Minority interest	179,000	147,000
Gain on sale of assets of center	—	(667,000)
Reorganization items	2,856,000	—
Reorganization items paid	(2,660,000)	—
Change in assets and liabilities net of dispositions:
Accounts receivable	2,759,000	7,295,000
Inventories	1,538,000	(132,000)
Prepaid expenses and other current assets	(419,000)	(6,000)
Federal income tax receivable	—	(2,112,000)
Accounts payable, other payables and accrued expenses	(1,071,000)	(3,594,000)
Other assets and liabilities	(93,000)	(20,000)
Other noncurrent liabilities	(15,000)	124,000

Net cash provided by operating activities	18,866,000	10,836,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets of center	—	1,805,000
Additions to property and equipment, net	(13,782,000)	(13,016,000)
Distributions and loan payments from unconsolidated joint ventures, net	2,203,000	1,610,000

Net cash used in investing activities	$(11,579,000)	$(9,601,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(226,000)	(5,980,000)
Adequate protection payments	(7,794,000)	—
Proceeds from exercise of stock options	—	11,000
Deferred financing costs	—	189,000
Distributions to minority interest owners	(163,000)	(119,000)
Restricted cash	(400,000)	198,000

Net cash used in financing activities	(8,583,000)	(5,701,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,296,000)	(4,466,000)
CASH AND CASH EQUIVALENTS, beginning of period	22,827,000	9,129,000

CASH AND CASH EQUIVALENTS, end of period	$21,531,000	$4,663,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$49,000	$11,203,000

Cash payments of income taxes	$105,000	$299,000

(Concluded)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. American HomePatient, Inc. and subsidiaries (the “Company”) provides home health care services and products consisting primarily of respiratory therapies, infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the six months ended June 30, 2003, these services represented 68%, 13% and 19% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of June 30, 2003, the Company provided these services to patients primarily in the home through 289 centers in 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.

The interim condensed consolidated financial statements of the Company for the six months ended June 30, 2003 and 2002 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at June 30, 2003 and the results of operations and the cash flows for the six months ended June 30, 2003 and 2002.

The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

2. HISTORY OF BANK CREDIT FACILITY

     Overview. The Company is indebted to a syndicate of lenders (the “Lenders”), with Bank of Montreal serving as agent for the Lenders. The indebtedness arose out of a credit agreement entitled the Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which Amended Credit Agreement was entered into as of June 8, 2001. The indebtedness owed to the Lenders as of July 31, 2002, the date of the Company’s Bankruptcy Filing (as defined in

Note 3), totaled approximately $278.7 million. Terms, including payment terms, for the indebtedness that arose out of the Amended Credit Agreement have been established by the Second Amended Joint Plan of Reorganization approved by the United States Bankruptcy Court for the Middle District of Tennessee (the “Approved Plan”) and are discussed in more detail in Note 14. The terms of the Amended Credit Agreement have been superseded by the terms of the Second Amended Joint Plan of Reorganization. See Note 3.

     Historical Terms of the Bank Credit Facility. Prior to August 12, 2002, Deutsche Bank Trust Company, successor to Bankers Trust Company, served as agent for the Lenders under the Amended Credit Agreement. On August 12, 2002 the Company received written notice that Deutsche Bank Trust Company intended to resign. Bank of Montreal was appointed by the Lenders as the new agent.

The Amended Credit Agreement was the latest in a series of credit agreements in connection with a credit facility (the “Bank Credit Facility”) that dated back to October 20, 1994. The Amended Credit Agreement was entered into after the Company breached several of the financial covenants in the Fourth Amended and Restated Credit Agreement.

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

Substantially all of the Company’s assets were pledged as security for borrowings under the Bank Credit Facility.

The Amended Credit Agreement required principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a balloon payment of $281.5 million on December 31, 2002. The Amended Credit Agreement further provided for mandatory prepayments of principal from the Company’s excess cash flow and from the proceeds of the Company’s sales of securities, sales of assets, tax refunds or excess casualty loss payments.

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

The Amended Credit Agreement further provided for the payment to the Lenders of certain fees. These fees included a restructuring fee of $1.2 million (paid on the effective date of the Amended Credit Agreement), and $200,000 paid on December 31, 2001, March 31, 2002 and June 30, 2002. A restructuring fee of $459,000 payable on September 30, 2002 is currently classified as a liability subject to compromise in the accompanying consolidated balance sheet as of June 30, 2003. In addition, the Company had an obligation to pay the agent an annual administrative fee of $75,000 and an annual fee of 0.50% of the average monthly outstanding indebtedness on each anniversary of the Amended Credit Agreement. The last such payment of annual fees was made by the Company in June 2002.

The Amended Credit Agreement contained various financial covenants, the most restrictive of which related to measurements of EBITDA (as defined in the Amended Credit Agreement), leverage, interest coverage ratios, and collections of accounts receivable. The Amended Credit Agreement also contained provisions for periodic reporting.

The Amended Credit Agreement also contained restrictions which, among other things, imposed certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company was not permitted to make acquisitions or investments in joint ventures without the consent of Lenders holding a majority of the lending commitments under the Bank Credit Facility. In addition, proceeds of all of the Company’s accounts receivable were transferred daily into a bank account at PNC Bank, N.A. which, under the terms of a Concentration Bank Agreement, required that all amounts in excess of $3.0 million be transferred to an account at Deutsche Bank Trust Company (predecessor agent for the Lenders) in the Company’s name. Upon occurrence of an event of default under the Amended Credit Agreement, the Lenders had the right to instruct PNC Bank, N.A. and Deutsche Bank Trust Company to cease honoring any drafts under the accounts and apply all amounts in the bank accounts against the indebtedness owed to the Lenders.

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

     Warrants. The Company was required to issue warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable until May 31, 2011, and the remaining fifty percent are exercisable until September 29, 2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000. See Note 14 for further information.

3. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

The Amended Credit Agreement was due to mature on December 31, 2002. Because of the impending maturity and the Company’s inability to reach an agreement with its Lenders to restructure the Bank Credit Facility, on July 31, 2002 American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). The Bankruptcy Filing stayed all payments and enforcement actions under the Amended Credit Agreement.

These cases (the “Chapter 11 Cases”) were consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. On January 2, 2003, the Debtors filed their Second Amended Joint Plan of Reorganization (the “Proposed Plan”), proposed by the Debtors and the Official Committee of Unsecured Creditors appointed by the Office of the United States Trustee in the Chapter 11 Cases. A Disclosure Statement, the purpose of which is to enable creditors entitled to vote on the Plan to make an informed decision before exercising their right to vote, accompanied the Plan and was also filed on January 2, 2003. After certain amendments, a Disclosure Statement filed on February 24, 2003, was approved by the Bankruptcy Court. The hearing before the Bankruptcy Court on confirmation of the Proposed Plan was held on April 23–25 and 28-29, 2003. On May 15, 2003, the Bankruptcy Court entered a memorandum opinion overruling the Lenders’ objections to the Proposed Plan. On May 27, 2003, the Bankruptcy Court entered an Order (“Confirmation Order”) confirming the Proposed Plan (hereafter referred to as the “Approved Plan”). On June 30, 2003, the United States District Court for the Middle District of Tennessee rejected the secured Lenders’ request to stay the effective date of the Approved Plan. On July 1, 2003, the Debtor’s Approved Plan became effective and the Debtors successfully emerged from bankruptcy protection. The Lenders have filed an appeal of the Confirmation Order to the Approved Plan. The Debtors will contest the appeal and seek to have the Bankruptcy Court’s Confirmation Order affirmed on appeal. See Note 14 for additional discussion.

The Approved Plan provides for the treatment of all of the claims subject to compromise in the Bankruptcy Filing (see Note 4). The Approved Plan provides for the extension of the maturity on the debt to the Lenders, a reduction of the related interest cost on such debt, and the payment of all of the Debtor’s reported liabilities. The Lenders retained their liens on substantially all of the assets of the Company. The Approved Plan is described further in Note 14, and a copy of the Approved Plan is included as Exhibit 2.1.

On October 15, 2002, the Company, the Lenders and the unsecured creditors filed an agreed order with the Bankruptcy Court authorizing the use of cash collateral and granting adequate protection payments to the Lenders. This order, which expired May 27, 2003, authorized the Company to use cash collateral, but provided certain restrictions on the Company’s ability to make cash disbursements. The Company was authorized to use cash collateral solely for the following purposes: (i) to make cash disbursements as set forth in a cash forecast prepared by the Company, not to exceed 5% in any four week rolling period, (ii) to pay fees required by the Office of the United States Trustee, (iii) to make adequate protection payments to the Lenders, and (iv) to replace or increase certain letters of credit. The Company agreed to make adequate protection payments to the Lenders of $1,600,000 per month beginning with the month of August 2002, subject to maintaining a required minimum cash balance of $12,000,000 plus the amount necessary to fund incentive bonuses through March 31, 2003, as well as any amounts necessary to replace or increase letters of credit. An initial payment totaling $3,200,000 for August and September 2002, in the aggregate, was made on October 15, 2002, and additional adequate protection payments were paid on the 15th of each successive month through and including the last payment due June 15, 2003. Pursuant to an order of the Bankruptcy Court, the adequate protection payments, which total $15,794,000, will reduce the principal balance owed to the Lenders. See Note 14 for further discussion of the application of the adequate protection payments.

Through June 30, 2003, the Debtors operated their business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Court. As a debtor-in-possession, the Company was authorized to operate its business but was not permitted to engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court. Prior to the hearing, the Company did not seek to obtain debtor-in-possession secured financing (“DIP Financing”). After the Approved Plan’s confirmation, the Company did not obtain DIP Financing. The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand as it has since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. At June 30, 2003 the Company had cash and cash equivalents of approximately $21.5 million. The Bankruptcy Filing has had no impact on the Company’s existing joint ventures with unrelated parties.

The accompanying unaudited condensed consolidated interim financial statements have been prepared on a going concern basis and in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Accordingly, these consolidated interim financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. All pre-petition liabilities subject to compromise have been segregated in the unaudited condensed consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current in the unaudited condensed consolidated balance sheets. Revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are reported separately as reorganization items. Cash used for reorganization items is disclosed separately in the unaudited condensed consolidated statements of cash flows. Post-petition interest excluded from the statements of operations for the three and six months ended June 30, 2003, of $6,210,000 and $12,510,000, respectively, represents the default rate of interest pursuant to the terms described in the Amended Credit Agreement. See Note 14 regarding the Company’s emergence from bankruptcy protection and the financial reporting of the Company after emergence from bankruptcy protection.

4. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding under the Bank Credit Facility, the Government Settlement (see Note 7), and capital leases, and also includes accounts payable, accrued interest, amounts accrued for future lease rejections, professional fees related to the reorganization, and other accrued expenses. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, and other events. Payment terms for these amounts were established in the Approved Plan.

The Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition liabilities, including wages and benefits of employees, reimbursement of employee business expenses, insurance costs, medical directors fees, utilities and patient refunds in the ordinary course of business. The Company is also authorized to pay pre-petition liabilities to certain vendors providing critical goods and services, provided these payments do not exceed a predetermined amount. As a debtor-in-possession, the Company also has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The parties affected by these rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures and orders of the Bankruptcy Court in this case. Any such damages resulting from these rejections, as determined by the Bankruptcy Court, will be treated as general unsecured claims under the Approved Plan.

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are as follows:

Pre-petition accounts payable	$19,713,000
State income taxes payable	394,000
Other accruals	5,004,000
Accrued interest	1,260,000
Accrued professional fees related to reorganization	2,014,000
Accrual for future lease rejection damages	1,317,000
Other long-term debt and liabilities	1,847,000
Government settlement, including interest	4,337,000
Bank credit facility	278,705,000
Adequate protection payments	(15,794,000)

Total liabilities subject to compromise	$298,797,000

Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Reorganization items for the three and six months ended June 30, 2003 were $2,004,000 and $2,856,000, respectively, and are comprised primarily of professional fees.

See Note 14 for additional information regarding the classification of liabilities subject to compromise after the Company’s emergence from bankruptcy protection.

5. DEBTORS AND NON-DEBTORS FINANCIAL STATEMENTS

The Debtors filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The joint ventures (both consolidated and non-consolidated) are not part of the Bankruptcy Filing.

In accordance with SOP 90-7, the Company is presenting the following condensed combining financial statements as of and for the six months ended June 30, 2003:

American HomePatient, Inc. and Subsidiaries

Condensed Combining Balance Sheets as of June 30, 2003

	Debtors	Non-Debtors	Combined

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,483,000	$48,000	$21,531,000
Restricted cash	467,000	—	467,000
Accounts receivable, less allowance for doubtful accounts	55,522,000	462,000	55,984,000
Inventories, net of inventory reserves	15,006,000	42,000	15,048,000
Prepaid expenses and other current assets	2,689,000	6,000	2,695,000

Total current assets	95,167,000	558,000	95,725,000

PROPERTY AND EQUIPMENT, at cost:	168,787,000	1,493,000	170,280,000
Less accumulated depreciation and amortization	(116,768,000)	(896,000)	(117,664,000)

Property and equipment, net	52,019,000	597,000	52,616,000

OTHER ASSETS:
Goodwill, net	121,214,000	—	121,214,000
Investment in joint ventures	(1,220,000)	10,170,000	8,950,000
Other assets	12,660,000	1,000	12,661,000

Total other assets	132,654,000	10,171,000	142,825,000

TOTAL ASSETS	$279,840,000	$11,326,000	$291,166,000

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,701,000	$—	$13,701,000
Other payables	1,896,000	1,000	1,897,000
Accrued expenses:
Payroll and related benefits	6,766,000	26,000	6,792,000
Insurance, including self-insurance reserves	6,507,000	—	6,507,000
Other	1,607,000	10,000	1,617,000

Total current liabilities	30,477,000	37,000	30,514,000

NONCURRENT LIABILITIES:
Minority interest	—	486,000	486,000
Other noncurrent liabilities	106,000	—	106,000

Total noncurrent liabilities	106,000	486,000	592,000

LIABILITIES SUBJECT TO COMPROMISE:	298,797,000	—	298,797,000

SHAREHOLDERS’ (DEFICIT) EQUITY	(49,540,000)	10,803,000	(38,737,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$279,840,000	$11,326,000	$291,166,000

American HomePatient, Inc. and Subsidiaries

Condensed Combining Statements of Operations
for the Six Months Ended June 30, 2003

	Debtors	Non-Debtors	Combined

REVENUES:
Sales and related service revenues	$72,127,000	$473,000	$72,600,000
Rentals and other revenues	91,623,000	1,148,000	92,771,000

Total revenues	163,750,000	1,621,000	165,371,000

EXPENSES:
Cost of sales and related services	34,485,000	257,000	34,742,000
Cost of rentals and other revenues, including rental equipment depreciation	17,223,000	173,000	17,396,000
Operating, including bad debt expense	92,484,000	770,000	93,254,000
General and administrative	8,672,000	—	8,672,000
Earnings from joint ventures	(1,083,000)	(1,338,000)	(2,421,000)
Depreciation, excluding rental equipment, and amortization	1,768,000	3,000	1,771,000
Interest income, net	(50,000)	—	(50,000)
Other expense, net	94,000	—	94,000

Total expenses (income)	153,593,000	(135,000)	153,458,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	10,157,000	1,756,000	11,913,000
REORGANIZATION ITEMS	2,856,000	—	2,856,000

INCOME FROM OPERATIONS BEFORE INCOME TAXES	7,301,000	1,756,000	9,057,000
PROVISION FOR INCOME TAXES	200,000	—	200,000

NET INCOME	$7,101,000	$1,756,000	$8,857,000

American HomePatient, Inc. and Subsidiaries

Condensed Combining Statements of Cash Flows
for the Six Months Ended June 30, 2003

	Debtors	Non-Debtors	Combined

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,101,000	$1,756,000	$8,857,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,481,000	119,000	11,600,000
Provision for doubtful accounts	(3,307,000)	1,000	(3,306,000)
Provision for inventory	(21,000)	—	(21,000)
Equity in earnings of unconsolidated joint ventures	—	(1,338,000)	(1,338,000)
Minority interest	—	179,000	179,000
Reorganization items	2,856,000	—	2,856,000
Reorganization items paid	(2,660,000)	—	(2,660,000)
Change in assets and liabilities:
Accounts receivable	2,817,000	(58,000)	2,759,000
Inventories	1,481,000	57,000	1,538,000
Prepaid expenses and other current assets	(413,000)	(6,000)	(419,000)
Accounts payable, other payables and accrued expenses	(1,068,000)	(3,000)	(1,071,000)
Other assets and liabilities	(92,000)	(1,000)	(93,000)
Other noncurrent liabilities	(15,000)	—	(15,000)

Net cash provided by (used in) operating activities	18,160,000	(706,000)	18,866,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(13,642,000)	(140,000)	(13,782,000)
Distributions and loan payments from (advances to) unconsolidated joint ventures, net	2,615,000	(412,000)	2,203,000

Net cash used in investing activities	(11,027,000)	(552,000)	$(11,579,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	(226,000)	—	(226,000)
Adequate protection payments	(7,794,00)	—	(7,794,000)
Distributions to minority interest owners	—	(163,000)	(163,000)
Restricted cash	(400,000)	—	(400,000)

Net cash used in financing activities	(8,420,000)	(163,000)	(8,583,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,287,000)	(9,000)	(1,296,000)
CASH AND CASH EQUIVALENTS, beginning of period	22,770,000	57,000	22,827,000

CASH AND CASH EQUIVALENTS, end of period	$21,483,000	$48,000	$21,531,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$49,000	$—	$49,000

Cash payments of income taxes	$105,000	$—	$105,000

6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had net income of $4,520,000 and $8,857,000 for the three and six months ended June 30, 2003, respectively, and incurred net losses of $64,000, $66,941,000 and $61,154,000 for the three and six months ended June 30, 2002 and the year ended December 31, 2002, respectively. The Company has a shareholders’ deficit of $38,737,000 at June 30, 2003. The Company has substantial debt balances related to the Amended Credit Agreement, of which $278,705,000 was due on or before December 31, 2002 until the maturity was modified pursuant to the Approved Plan. This amount is included in liabilities subject to compromise as of June 30, 2003. See Note 3 and Note 14 for further information related to the Bankruptcy Filing. These matters among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company’s Approved Plan provides for the extension of the maturity on the debt to the Lenders, a reduction of the related interest cost on such debt, and the payment of all of its reported liabilities. The Lenders retained their liens on substantially all of the assets of the Company. Under the Approved Plan, the Company will continue to be highly leveraged and subject to substantial interest costs. In addition, the Company intends to improve financial performance through consolidating operations, stabilizing and increasing profitable revenues, decreasing and controlling operating expenses and improving accounts receivable performance. The Company is unable to predict whether it will be able to successfully execute the operational results contemplated by the Approved Plan. If the Company is unable to continue to improve its operations, its financial position, results of operations and cash flows would be impacted adversely.

Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in its Approved Plan. The Company has operated in this manner since the Bankruptcy Filing. However, as with all projections, there can be no guarantee that management’s projections will be achieved.

7. GOVERNMENT INVESTIGATION AND LITIGATION

     Government Settlement. On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. The Company also agreed to pay the relator’s attorneys fees and expenses. Pursuant to the Approved Plan, amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement. The Company has reserved $4,337,000 for its future obligations pursuant to the Government Settlement.

     Other Claims and Litigation. Other than the Government Settlement, all other claims and litigation described below are disputed by the Company. To the extent the Bankruptcy Court ultimately determines that any of the parties has a valid claim pursuant to the Approved Plan it will be paid as a general unsecured claim.

The relator in the false claim action giving rise to the Government Settlement also asserted in his amended complaint that the Company discriminated against him because of his reports of alleged wrong-doing to the government. The relator filed a claim in the Company’s bankruptcy proceeding for damages allegedly sustained as a result of the alleged discrimination. The Company has objected to that claim.

The Company also was named as a defendant in two other False Claims Act cases filed prior to the Company’s bankruptcy. In each of those cases, the DOJ declined to intervene and both cases were subsequently dismissed in March 2001. The first of these cases, United States ex rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on motion of the Company on March 9, 2001. The appeal of that dismissal was argued in November 2001; however, in December 2001 the Court of Appeals for the Eleventh Circuit dismissed the appeal on jurisdictional grounds and returned the case to the trial court. In January 2002, one of the other defendants filed a Motion for Reconsideration with the Court of Appeals, and the Court of Appeals denied the motion on July 10, 2002. On August 5, 2002 the Company filed a Notice of Bankruptcy which stayed the proceedings as to the Company. Mr. Corsello’s qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The other case, United States ex rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison’s own motion on March 22, 2001. Mr. Hutchison’s qui tam complaint alleged that the Company and numerous other unrelated defendants filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary. To the Company’s knowledge, neither Corsello or Hutchison filed a claim in the Company’s bankruptcy.

The Company was informed in May 2001 that the United States was investigating its conduct during periods after December 31, 1998, and the Company believes that this investigation was prompted by another qui tam complaint against the Company under the False Claims Act. The Company has not seen a complaint in this action and, to the Company’s knowledge, no claim was filed against the Company by the United States or any party purporting to act on its behalf for any amounts other than those owed pursuant to the Government Settlement.

There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $4,337,000 reserve for future obligations pursuant to the Government Settlement, the Company has not recorded any reserves related to the unsettled government investigations. The outcome of any pending lawsuits or future settlements could have a material adverse effect on the Company.

The Company is a party to other legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these other actions will not have a material adverse effect on its financial position or results of operations.

8. RELATED PARTY TRANSACTIONS

A partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. (“H3GM”), which the Company engaged during 2003 and 2002 to render legal advice in a variety of activities, was a director of the Company until July 2002. The Company paid H3GM $224,000, $339,000, $195,000 and $391,000 during the three and six months ended June 30, 2003 and the three and six months ended June 30, 2002, respectively.

The Company maintains an employee benefit trust for the purpose of paying health insurance claims for its employees. The trust was established in June 2002 and was funded with an initial deposit of $0.5 million in July 2002. Disbursements from the trust began in late July 2002. The Company deposits funds into the trust on an as needed basis to pay claims.

9. SALE OF ASSETS OF CENTER

In the quarter ended March 31, 2002, the Company recorded a pre-tax gain of approximately $0.7 million related to the sale of the assets of an infusion business and nursing agency (collectively , the “Center”). Effective March 19, 2002 substantially all of the assets of the Center were sold for approximately $1.3 million in cash. During the six months ended June 30, 2002, the Center generated approximately $1.9 million in total revenues. The proceeds of this sale were used to pay down debt under the Company’s Bank Credit Facility.

10. EARNINGS PER SHARE

Under the standards established by Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares after considering the additional dilution related to convertible preferred stock, convertible debt, options and warrants. In computing diluted earnings per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method. For the three months ended June 30, 2003 and 2002, and for the six months ended June 30, 2003 and 2002 approximately 1,379,000, 4,125,000, 1,817,000 and 6,036,000 shares, respectively, were attributable to the exercise of outstanding options and were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

The following information is necessary to calculate earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Income (loss) before cumulative effect of change in accounting principle	$4,520,000	$(64,000)	$8,857,000	$1,544,000
Cumulative effect of change in accounting principle	—	—	—	(68,485,000)

Net income (loss)	$4,520,000	$(64,000)	$8,857,000	$(66,941,000)

Weighted average common shares outstanding	16,367,000	16,367,000	16,367,000	16,349,000
Effect of dilutive options and warrants	2,468,000	—	2,296,000	2,339,000

Adjusted diluted common shares outstanding	18,835,000	16,367,000	18,663,000	18,688,000

Income per common share before cumulative effect of change in accounting principle
– Basic	$0.28	$—	$0.54	$0.09

– Diluted	$0.24	$—	$0.47	$0.08

Cumulative effect of change in accounting principle per common share
– Basic	$—	$—	$—	$(4.19)

– Diluted	$—	$—	$—	$(3.66)

Net income (loss) per common share
– Basic	$0.28	$—	$0.54	$(4.10)

– Diluted	$0.24	$—	$0.47	$(3.58)

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company’s January 1, 2003 adoption of SFAS No. 143 did not have a material impact on its financial position or results of operations.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also makes several technical corrections and clarifications to other existing authoritative pronouncements. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company’s adoption of the provisions of SFAS No. 145 which were effective for transactions after May 15, 2002 did not have a material effect on its financial statements. The Company’s January 1, 2003 adoption of the remaining provisions of SFAS No. 145 did not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”(“Issue 94-3”). The principal difference between SFAS No. 146 and Issue 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The Company’s January 1, 2003 adoption of SFAS No. 146 did not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for financial statements for annual and interim periods beginning after December 15, 2002. The Company is currently assessing the three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation included in this Statement. See Note 13 for further discussion.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). This Interpretation requires guarantors to account at fair value for and disclose certain types of guarantees. The Interpretation’s disclosure requirements were effective for the Company’s year ended December 31, 2002; the Interpretation’s accounting requirements are effective for guarantees issued or modified after December 31, 2002. The Company’s adoption of this Interpretation’s accounting requirements did not have a material impact on its financial position or results of operations.

In January, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This Interpretation requires consolidation of variable interest entities (“VIE”) (formerly referred to as “special purpose entities”) if certain conditions are met. The Interpretation applies immediately to VIE’s created after January 31, 2003, and to variable interests obtained in VIE’s after January 31, 2003. Effective with the quarter beginning July 1, 2003, the Interpretation applies also to VIE’s created or variable interests obtained in VIE’s before January 31, 2003. The Company’s adoption of the applicable provisions of this Interpretation did not have a material impact on its financial position or results of operations. The Company does not expect the adoption of the remaining provisions of this Interpretation to have a material impact on its financial position or results of operations.

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

The change in the carrying amount of goodwill for the six months ended June 30, 2003 and 2002 is as follows:

	Six Months Ended June 30,

	2003	2002

Goodwill, net of accumulated amortization, beginning of period	$121,214,000	$189,699,000
Transitional impairment loss	—	(68,485,000)

Goodwill, net of accumulated amortization, end of period	$121,214,000	$121,214,000

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

The Company is assessing the three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation included in SFAS No. 148. To date, the Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the Company’s stock option and employee stock purchase plans been determined based on the fair value at the grant date of awards for the three and six months ended June 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been decreased or increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss) – as reported	$4,520,000	$(64,000)	$8,857,000	$(66,941,000)
Additional compensation expense	(4,000)	(69,000)	(8,000)	(138,000)

Net income (loss) – pro forma	4,516,000	(133,000)	8,849,000	(67,097,000)

Net income (loss) per common share – as reported
Basic	$0.28	$—	$0.54	$(4.10)
Diluted	$0.24	$—	$0.47	$(3.58)
Net income (loss) per common share – pro forma
Basic	$0.28	$(0.01)	$0.54	$(4.10)
Diluted	$0.24	$(0.01)	$0.47	$(3.59)

14. SUBSEQUENT EVENTS

On July 1, 2003, the Company’s Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Approved Plan allows the Company to continue its business operations uninterrupted, led by its current management team, and accomplishes the Company’s primary goal of restructuring its long-term debt obligations to its Lenders. In addition, the Approved Plan provides that the Company’s shareholders retain their equity interest in the Company and that all of the Company’s creditors and vendors will be paid 100% of all amounts they are owed, either immediately or over time with interest. Pursuant to the Approved Plan, the Company’s secured debt to the Lenders is $250 million and is evidenced by a promissory note in that amount and is secured by various security agreements. The Company is no longer party to a credit agreement. The remainder of the amounts due to the Lenders is treated as unsecured.

The Approved Plan provides that interest is payable monthly on the $250 million secured debt at a rate of 6.785% per annum. The Approved Plan provides that interest is payable semiannually (on June 30 and December 31 of each year) on the Lender’s unsecured debt and on the Company’s other unsecured debt at a rate of 8.3675% per annum.

The Approved Plan provides that principal is payable annually on the $250 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one third of the Company’s Excess Cash Flow (as defined in the Approved Plan) for the previous fiscal year. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid on the $250 million secured debt on such dates. An estimated prepayment of the Excess Cash Flow Payment is due on September 30, 2004 and on September 30 of each year thereafter, and shall equal one-half of the amount of the anticipated Excess Cash Flow Payment for the fiscal year. The maturity date of the $250 million secured debt is July 1, 2009. The secured debt may be prepaid in whole or in part at any time without penalty.

The Approved Plan provides that principal is payable semi-annually in six equal installments (on June 30 and December 31 of each year) beginning December 31, 2003 on the Lenders’ unsecured debt and on the general unsecured debt. In addition to the scheduled payments referenced above, the holders of the unsecured debt also receive a payment on March 31, 2004 in the amount of 100% of the Company’s Excess Cash Flow for fiscal year 2003 and payments on March 31, 2005 and March 31, 2006 in the amount of two thirds of the Company’s Excess Cash Flow for the previous fiscal year. The payments from the Company’s Excess Cash Flow are defined as Pro Rata Payments and described in more detail in the Approved Plan and, if available to be paid, will reduce and be a credit against any future required semi-annual payments. The Approved Plan is attached hereto as Exhibit 2.1. Additionally, an estimated prepayment of the Pro Rata Payment is due on September 30, 2003, September 30, 2004, and September 30, 2005 in an amount equal to one-half of the anticipated Pro Rata Payment for each fiscal year. The Company has not yet determined the amount of any estimated prepayment of the Pro Rata Payment due on September 30, 2003. The Approved Plan also allows the Company to make prepayments to holders of unsecured debt, either in whole or in part, at any time without penalty. Any partial prepayments shall reduce and be a credit against any mandatory payments that are due after the time of the prepayment.

Prior to emergence from bankruptcy protection, the Company made adequate protection payments totaling approximately $15.8 million. The Approved Plan provides that the adequate protection payments earn interest at a rate equal to the unsecured debt rate of 8.3675% per annum until the date on which the adequate protection payment is applied. As of June 30, 2003 interest on the adequate protection payments totaled $552,000. The adequate protection payments and interest will be applied to the Lenders’ unsecured debt and related interest as the scheduled payments and Pro Rata Payments become due. The maturity date of the unsecured debts is June 30, 2006.

As the reorganization value of the assets of the Debtors immediately before confirmation date is greater than the total of all post petition liabilities and allowed claims and the holders of the existing voting shares immediately before the confirmation received more than 50% of the voting shares of the Debtors, the Debtors will not apply the provisions of SOP 90-7 for fresh-start reporting. Upon emergence from bankruptcy protection on July 1, 2003 and prior to the application of payments made on July 1, 2003, of the total liabilities subject to compromise of $298,797,000 at June 30, 2003, approximately $20,806,000 and $277,991,000 will be classified as current and non-current, respectively.

On July 1, 2003, the Company paid, in full, unsecured claims which individually totaled $10,000 or less, according to the provisions of the Approved Plan. Also, on that date, the Company made a partial prepayment to the general unsecured creditors. The total cash paid on July 1, 2003 to holders of general unsecured debt was approximately $6.3 million.

The Lenders have filed an appeal of the Confirmation Order of the Approved Plan. The Company will contest the appeal and seek to have the Bankruptcy Court’s Confirmation Order affirmed on appeal.

Warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. See Note 2. Under applicable legal principles, the Company believes that the existing warrants are executory contracts. On July 11, 2003, the Company filed a motion with the Bankruptcy Court seeking approval to reject these warrants as executory contracts. Several warrant holders objected to this motion, and a hearing will be scheduled in the Bankruptcy Court with respect to these issues. If the warrants ultimately are rejected, then the holders of the rejected warrants may have an unsecured claim against the Company.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “projects,” “may,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the Company’s Approved Plan (as defined in Note 3 to the interim condensed consolidated financial statements), other effects and consequences of the Bankruptcy Filing (as defined in Note 3 to the interim condensed consolidated financial statements), forecasts upon which the Approved Plan is based, business strategy, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations, legislative proposals for healthcare reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and changes in reimbursement policies. Such statements are not guarantees of future performance and are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

Bankruptcy Filing

On July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). On July 1, 2003, the Company’s plan of reorganization, which had previously been approved by the Bankruptcy Court (the “Approved Plan”), became effective and the Company successfully emerged from bankruptcy protection. See Note 3 to the interim condensed consolidated financial statements “Proceedings Under Chapter 11 of the Bankruptcy Code,” Note 14 to the interim condensed consolidated financial statements “Subsequent Events,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

General

The Company provides home health care services and products to patients through its 289 centers in 35 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors. The Company has three principal services or product lines: home respiratory services, home infusion services and home medical equipment and supplies. Home respiratory services include oxygen systems, nebulizers, aerosol medications and home ventilators and are provided primarily to patients with severe and chronic pulmonary diseases. Home infusion services are used to administer nutrients, antibiotics and other medications to patients with medical conditions such as neurological impairments, infectious diseases or cancer. The Company also sells and rents a variety of home medical equipment and supplies, including wheelchairs, hospital beds and ambulatory aids.

The following table sets forth the percentage of the Company’s revenues represented by each line of business for the periods presented:

	Six Months Ended June 30,

	2003	2002

Home respiratory therapy services	68%	65%
Home infusion therapy services	13	15
Home medical equipment and medical supplies	19	20

Total	100%	100%

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

The Company’s strategy for 2003 is to maintain a diversified offering of home health care services reflective of its current business mix. Respiratory services will remain a primary focus along with home medical equipment rental and enteral nutrition products and services.

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

In 1996, the Health Insurance Portability and Accountability Act (“HIPAA”) introduced a new category of federal criminal health care fraud offenses. If a violation of a federal criminal law relates to a health care benefit, then an individual is guilty of committing a Federal Health Care Offense. The specific offenses are: health care fraud; theft or embezzlement; false statements, obstruction of an investigation; and money laundering. These crimes can apply to claims submitted not only to government reimbursement programs such as Medicare, Medicaid and TRICARE, but to any third-party payor, and carry penalties including fines and imprisonment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors, HIPAA Compliance” for further discussion.

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

The Balanced Budget Act of 1997 introduced several government initiatives which are either in the planning or implementation stages and which, when fully implemented, could have a material adverse impact on reimbursement for products and services provided by the Company. These initiatives include: (i) Prospective Payment System (“PPS”) requirements for skilled nursing facilities and PPS for home health agencies, which do not affect the Company directly but could affect the Company’s contractual relationships with such entities; (ii) deadlines (as yet undetermined) for obtaining Medicare and Medicaid surety bonds for home health agencies and DME suppliers; and (iii) pilot projects in Polk County, Florida and San Antonio, Texas which were effective between October 1, 1999 and September 30, 2002, and February 1, 2001 and December 31, 2002, respectively, to determine the efficacy of competitive bidding for certain durable medical equipment (“DME”), under which Medicare reimbursements for certain items were reduced between 3.6% to 34% from the then current Medicare fee schedules (the Company participated to some extent in both pilot projects). At expiration, the DME items reverted to normal Medicare fees and procedures, although the Bush administration has announced that it intends to expand competitive bidding on a national basis, building on these two pilot projects that yielded savings to Medicare. The United States House of Representatives recently passed a bill that includes provisions for a national competitive bidding program for durable medical equipment, including home oxygen equipment. The United States Senate recently passed a bill that includes provisions for a seven year freeze in the consumer price index (“CPI”) update for durable medical equipment and off-the-shelf orthotics. The Company cannot predict at this time the outcome of proposed legislation related to a national competitive bidding program or the financial impact of such a program on the Company’s business, if it should become law.

In April 2003, the OIG issued a special advisory bulletin addressing certain contractual arrangements that would not be included in a “safe harbor” as defined under the federal anti-kickback statutes. This bulletin specifically focuses on contractual arrangements where a health care provider in one line of business expands into a related health care business by contracting with an existing provider of a related item or service. The Company is a party to several contracts that could potentially be impacted by this special advisory bulletin. Management is in the process of assessing its compliance with the provisions of this bulletin and has not determined the financial impact, if any, of complying with these provisions.

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

     Legal Proceedings. On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. The Company also paid the relator’s attorneys fees and expenses. Pursuant to the Approved Plan, the amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement. The Company has reserved $4,337,000 for its future obligations pursuant to the Government Settlement.

     Other Claims and Litigation. Other than the Government Settlement, all other claims and litigation described below are disputed by the Company. To the extent the Bankruptcy Court ultimately determines that any of the parties has a valid claim pursuant to the Approved Plan, such claim will be paid as a general unsecured claim.

The relator in the false claim action giving rise to the Government Settlement also asserted in his amended complaint that the Company discriminated against him because of his reports of alleged wrong-doing to the government. The relator filed a claim in the Company’s bankruptcy proceeding. The Company has objected to that claim.

The Company also was named as a defendant in two other False Claims Act cases filed prior to the Company’s bankruptcy. In each of those cases, the DOJ declined to intervene and both cases were subsequently dismissed in March 2001. The first of these cases, United States ex rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on motion of the Company on March 9, 2001. The appeal of that dismissal was argued in November 2001; however, in December 2001 the Court of Appeals for the Eleventh Circuit dismissed the appeal on jurisdictional grounds and returned the case to the trial court. In January 2002, one of the other defendants filed a Motion for Reconsideration with the Court of Appeals, and the Court of Appeals denied the motion on July 10, 2002. On August 5, 2002 the Company filed a Notice of Bankruptcy which stayed the proceedings as to the Company. The other case, United States ex rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison’s own motion on March 22, 2001. Mr. Hutchison’s qui tam complaint alleged that the Company and numerous other unrelated defendants filed false claims with Medicare for ventilators that the defendants allegedly knew were not medically necessary. To the Company’s knowledge, neither Corsello or Hutchison filed a claim in the Company’s bankruptcy.

Prior to the Company’s Bankruptcy Filing, the Company was informed that the United States was investigating its conduct during periods after December 31, 1998, and the Company believes that this investigation was prompted by another qui tam complaint against the Company under the False Claims Act. The Company has not seen a complaint in this action and, to the Company’s knowledge, no claim was filed against the Company by the United States or any party purporting to act on its behalf for any amounts other than those owed pursuant to the Government Settlement.

There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to billed claims that are found to be improper, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $4,337,000 reserve discussed above which relates to the Government Settlement, the Company has not recorded any reserves related to the unsettled government investigations. The outcome of any pending lawsuits or future settlements could have a material adverse effect on the Company.

Medicare Reimbursement for Oxygen Therapy Services

The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 with an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. The Company is one of the nation’s largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for a significant part of the Company’s on-going revenues. In January 2001, federal legislation was signed into law that provided for a one-time increase, beginning July 1, 2001, in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index (“CPI”). There have been no significant increases since this law was passed. Medicare also has the option of developing fee schedules for PEN and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, effective February 11, 2003, CMS also has “inherent reasonableness” authority to modify payment rates for all Medicare Part B items and services by as much as 15% per year without industry consultation, publication or public comment, if the rates are determined to be “grossly excessive” or “grossly deficient.” Therefore, the Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation.”

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its critical accounting policies and estimates. See Note 11 to the interim condensed consolidated financial statements “Recent Accounting Pronouncements.”

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

     Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the credit-worthiness and collectibility of amounts due from its patients. Approximately 61% of the Company’s year to date 2003 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

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

     Self Insurance. Self-insurance reserves primarily represent the accrual for self-insurance or large deductible risks associated with employee health insurance and workers’ compensation insurance. The Company is insured for workers’ compensation but retains the first $250,000 of each claim. The Company is not maintaining annual aggregate stop loss coverage for 2003 and did not maintain annual aggregate stop loss coverage for 2002, as such coverage was not available. Judgments used in determining the reserves related to workers’ compensation include loss development factors, frequency of claims and severity of claims. The estimated liability for workers’ compensation claims totaled approximately $3.6 million and $3.3 million as of June 30, 2003 and December 31, 2002, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2003 and 2002. The estimated liability for health insurance claims totaled approximately $1.7 million and $1.8 million as of June 30, 2003 and December 31, 2002, respectively. The Company reviews health insurance trends and payment history and maintains a reserve for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims. Judgments include assessing historical paid claims, average lags between the claims’ incurred dates, reported dates and paid dates, the frequency of claims and the severity of claims.

The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. The Company currently maintains cash collateral balances of $4.7 million.

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

     Sale of Assets of Center. In the quarter ended March 31, 2002, the Company recorded a pre-tax gain of $0.7 million related to the sale of the assets of an infusion business and nursing agency (collectively, the “Center”). Effective March 19, 2002, substantially all of the assets of the Center were sold for approximately $1.3 million in cash. During the six months ended June 30, 2002 the Center generated approximately $1.9 million in total revenues. The proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility.

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

     The following table and discussion sets forth items from the Company’s consolidated statements of operations as a percentage of revenues for the periods indicated:

	Percentage of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales and related services	21.1	19.7	21.0	20.2
Cost of rentals and other revenues, including rental equipment depreciation expense	10.8	10.8	10.5	10.6
Operating expenses, including bad debt expense	55.5	56.7	56.4	57.4
General and administrative	5.0	5.1	5.2	5.2
Earnings from joint ventures	(1.4)	(1.4)	(1.5)	(1.5)
Depreciation, excluding rental equipment, and amortization expense	1.0	1.4	1.1	1.3
Amortization of deferred financing costs	—	0.9	—	1.0
Interest expense	—	6.4	—	6.4
Other (income) expense, net	—	(0.1)	0.1	(0.1)
Gain on sale of assets of center	—	—	—	(0.4)
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	—	0.4	—	0.2

Total expenses	92.0	99.9	92.8	100.3

Income (loss) from operations before reorganization items, income taxes and cumulative effect of change in accounting principle	8.0	0.1	7.2	(0.3)
Reorganization items	2.4	—	1.7	—
Provision for (benefit from) income taxes	0.1	0.1	0.1	(1.2)
Cumulative effect of change in accounting principle	—	—	—	(43.1)

Net income (loss)	5.5%	—%	5.4%	(42.2)%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues. Revenues increased from $79.1 million for the quarter ended June 30, 2002 to $82.9 million for the same period in 2003, an increase of $3.8 million, or 4.8%. The increase in revenues is a result of the Company’s sales and marketing efforts. Following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues increased from $33.8 million for the quarter ended June 30, 2002 to $36.2 million for the same period of 2003, an increase of $2.4 million, or 7.1%.

Rentals and Other Revenues. Rentals and other revenues increased from $45.3 million for the quarter ended June 30, 2002 to $46.7 million for the same period in 2003, an increase of $1.4 million, or 3.1%.

Cost of Sales and Related Services. Cost of sales and related services increased from $15.6 million for the quarter ended June 30, 2002 to $17.4 million for the same period in 2003, an increase of $1.8 million, or 11.5%. As a percentage of sales and related services revenues, cost of sales and related services increased from 46.1% for the quarter ended June 30, 2002 to 48.2% for the same period in 2003. This increase is primarily attributable to a greater level of rental equipment items converted to sales transactions in the current year period. A rental that is converted to a sale typically has a high cost of sales component on the sale portion of the transaction due to the limited sales proceeds paid by the payor.

Cost of Rentals and Other Revenues. Cost of rentals and other revenues increased from $8.6 million for the quarter ended June 30, 2002 to $9.0 million for the same period in 2003, an increase of $0.4 million, or 3.5%. As a percentage of rentals and other revenue, cost of rentals and other revenues increased from 18.9% for the quarter ended June 30, 2002 to 19.2% for the same period in 2003. This increase is primarily attributable to a higher level of rental equipment depreciation. The Company has purchased additional rental equipment to meet the growth in its equipment rentals and to meet the needs of a growing patient base.

Operating Expenses. Operating expenses increased from $44.9 million for the quarter ended June 30, 2002 to $46.0 million for the same period in 2003, an increase of $1.1 million, or 2.4%. This increase is primarily the result of higher personnel-related expenses in the current year quarter associated with the hiring of additional account executives during the latter half of 2002 and increased insurance expenses, offset by a $0.5 million reduction in bad debt expense. Bad debt expense was 3.4% of revenues for the quarter ended June 30, 2002 compared to 2.7% for the same quarter of 2003. The decrease primarily is the result of operational improvements and processing efficiencies at the Company’s billing centers. As a percentage of revenues, operating expenses decreased from 56.7% to 55.5% for the quarters ended June 30, 2002 and 2003, respectively.

General and Administrative Expenses. General and administrative expenses remained unchanged at $4.1 million for the quarters ended June 30, 2002 and June 30, 2003. As a percentage of revenues, general and administrative expenses were 5.0% and 5.1% for the quarters ended June 30, 2003 and 2002, respectively.

Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures increased slightly from $1.1 million for the quarter ended June 30, 2002 to $1.2 million for the quarter ended June 30, 2003.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $1.1 million for the quarter ended June 30, 2002 to $0.9 million for the same period in 2003, a decrease of $0.2 million, or 18.2%. This decrease primarily is attributable to certain property and equipment becoming fully depreciated.

Amortization of Deferred Financing Costs. There was no amortization of deferred financing costs in the quarter ended June 30, 2003 compared to $0.7 million in the same quarter of 2002. This primarily is attributable to the cessation of finance cost amortization and the accelerated write-off of deferred financing costs to reorganization items as of July 31, 2002 as a result of the Bankruptcy Filing on July 31, 2002.

Interest Expense (Income), Net. Interest expense (income), net changed from $5.1 million for the quarter ended June 30, 2002 to $0.1 million for the same period in 2003. This change is attributable to the Company ceasing to record interest expense as well as the annual fee associated with the Amended Credit Agreement as a result of the Bankruptcy Filing on July 31, 2002. Post-petition interest excluded from the statements of operations for the three months ended June 30, 2003, of $6.2 million, represents the default rate of interest pursuant to the terms described in the Amended Credit Agreement.

Other (Income) Expense, Net. Other (income) expense, net primarily relates to investment losses or gains associated with split dollar life insurance policies. Income of $0.1 million was recorded in the quarter ended June 30, 2002.

Provision for Income Taxes. The provision for income taxes remained unchanged at $100,000 for the quarters ended June 30, 2002 and June 30, 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The results of operations between 2002 and 2003 are impacted by the asset sale of an infusion center in the first quarter of 2002.

Revenues. Revenues increased from $158.9 million for the six months ended June 30, 2002 to $165.4 million for the same period in 2003, an increase of $6.5 million, or 4.1%. In March of 2002, the Company sold substantially all of the assets of an infusion center, which contributed $1.9 million in revenue during the first quarter of 2002. Excluding the revenues of the sold center in the first quarter of 2002, same-location revenues for the six months of 2003 increased $8.4 million, or 5.4%. The increase in revenues is attributable to the Company’s sales and marketing efforts. Following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues increased from $68.6 million for the six months ended June 30, 2002 to $72.6 million for the same period in 2003, an increase of $4.0 million, or 5.8%. Excluding $1.9 million of sales and related services revenues of the sold center in the first quarter of 2002, same-location sales and related services revenues for the six months of 2003 increased $5.9 million, or 8.8%.

Rentals and Other Revenues. Rentals and other revenues increased from $90.3 million for the six months ended June 30, 2002 to $92.8 million for the same period in 2003, an increase of $2.5 million, or 2.8%.

Cost of Sales and Related Services. Cost of sales and related services increased from $32.1 million for the six months ended June 30, 2002 to $34.7 million for the same period in 2003, an increase of $2.6 million, or 8.1%. As a percentage of sales and related services revenues, cost of sales and related services increased from 46.8% for the six months ended June 30, 2002 to 47.9% for the same period in 2003. This increase is primarily attributable to a greater level of rental equipment items converted to sales transactions in the current year period. A rental that is converted to a sale typically has a high cost of sales component on the sale portion of the transaction due to the limited sales proceeds paid by the payor.

Cost of Rentals and Other Revenues. Cost of rentals and other revenues increased from $16.8 million for the six months ended June 30, 2002 to $17.4 million for the same period in 2003, an increase of $0.6 million, or 3.6%. As a percentage of rentals and other revenue, cost of rentals and other revenues were 18.6% and 18.8% for the six months ended June 30, 2002 and 2003, respectively. This increase is primarily attributable to a higher level of rental equipment depreciation. The Company has purchased additional rental equipment to meet the growth in its equipment rentals and to meet the needs of a growing patient base.

Operating Expenses. Operating expenses increased from $91.2 million for the six months ended June 30, 2002 to $93.3 million for the same period in 2003, an increase of $2.1 million, or 2.3%. Bad debt expense was 4.3% of revenue for the six months ended June 30, 2002 compared to 3.2% of revenue for the same period in 2003. The decrease primarily is the result of operational improvements and processing efficiencies at the Company’s billing centers.

General and Administrative Expenses. General and administrative expenses increased from $8.3 million for the six months ended June 30, 2002 to $8.7 million for the same period in 2003, an increase of $0.4 million, or 4.8%. As a percentage of revenues, general and administrative expenses were 5.2% for the six months ended June 30, 2002 and 2003.

Earnings from Hospital Joint Ventures. Earnings from hospital joint ventures remained unchanged at $2.4 million for the six months ended June 30, 2002 and 2003.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $2.1 million for the six months ended June 30, 2002 to $1.8 million for the same period in 2003, a decrease of $0.3 million, or 14.3%. This remaining decrease is primarily attributable to certain property and equipment becoming fully depreciated.

Amortization of Deferred Financing Costs. There was no amortization of deferred financing costs for the six months ended June 30, 2003 compared to $1.5 million in the same period of 2002. This primarily is attributable to the cessation of finance cost amortization and the accelerated write-off of deferred financing costs to reorganization items as of July 31, 2002 as a result of the Bankruptcy Filing on July 31, 2002.

Other (Income) Expense, Net. Other (income) expense, net primarily relates to investment losses or gains associated with collateral interest with split dollar life insurance policies. Other income was $0.2 million for the six month period ended June 30, 2002 compared to $0.1 million of other expense for the same period in 2003.

Gain on Sales of Assets of Centers. In the first quarter of 2002, the Company recorded a gain of $0.7 million on the sale of the assets of an infusion business and nursing agency.

Interest Expense (Income), Net. Interest expense (income), net changed from $10.2 million for the quarter ended June 30, 2002 to $(0.1) million for the same period in 2003. This change is attributable to the Company ceasing to record interest expense as a result of the Bankruptcy Filing on July 31, 2002. Post-petition interest excluded from the statements of operations for the six months ended June 30, 2003, of $12.5 million, represents the default rate of interest pursuant to the terms described in the Amended Credit Agreement.

Chapter 11 Financial Advisory Expenses Incurred Prior to Filing Bankruptcy. In the six months ended June 30, 2002 the Company incurred $314,000 related to financial advisory and legal services in preparation of a possible Chapter 11 filing due to the Company’s December 2002 debt maturity.

Provision for (Benefit from) Income Taxes. The provision for (benefit from) income taxes was $(1.9) million for the six months ended June 30, 2002 compared to $0.2 million for the six months ended June 30, 2003. The benefit recorded in 2002 was the result of the enactment of the Job Creation and Workers Assistance Act of 2002.

History of Indebtedness to Lenders

     Overview. The Company is indebted to a syndicate of lenders (the “Lenders”), with Bank of Montreal serving as agent for the Lenders. The indebtedness arose out of a credit agreement entitled the Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which Amended Credit Agreement was entered into as of June 8, 2001. The indebtedness owed to the Lenders as of July 31, 2002, the date of the Company’s Bankruptcy Filing (as defined in Note 3), totaled approximately $278.7 million. Terms, including payment terms, for the indebtedness that arose out of the Amended Credit Agreement have been established by the Second Amended Joint Plan of Reorganization approved by the United States Bankruptcy Court for the Middle District of Tennessee (the “Approved Plan”) and are discussed in more detail in Note 14. The terms of the Amended Credit Agreement have been superseded by the terms of the Second Amended Joint Plan of Reorganization.

     Historical Terms of the Bank Credit Facility. Prior to August 12, 2002, Deutsche Bank Trust Company, successor to Bankers Trust Company, served as agent for the Lenders under the Amended Credit Agreement. On August 12, 2002 the Company received written notice that Deutsche Bank Trust Company intended to resign. Bank of Montreal was appointed by the Lenders as the new agent.

The Amended Credit Agreement was the latest in a series of credit agreements in connection with a credit facility (the “Bank Credit Facility”) that dated back to October 20, 1994. The Amended

Credit Agreement was entered into after the Company breached several of the financial covenants in the Fourth Amended and Restated Credit Agreement.

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

Substantially all of the Company’s assets were pledged as security for borrowings under the Bank Credit Facility.

The Amended Credit Agreement required principal payments of $750,000 on September 30, 2001 and December 31, 2001; a principal payment of $11.6 million on March 31, 2002; principal payments of $1.0 million on June 30, 2002 and September 30, 2002; and a balloon payment of $281.5 million on December 31, 2002. The Amended Credit Agreement further provided for mandatory prepayments of principal from the Company’s excess cash flow and from the proceeds of the Company’s sales of securities, sales of assets, tax refunds or excess casualty loss payments.

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

The Amended Credit Agreement further provided for the payment to the Lenders of certain fees. These fees included a restructuring fee of $1.2 million (paid on the effective date of the Amended Credit Agreement), and $200,000 paid on December 31, 2001, March 31, 2002 and June 30, 2002. A restructuring fee of $459,000 payable on September 30, 2002 is currently classified as a liability subject to compromise in the accompanying consolidated balance sheet as of June 30, 2003. In addition, the Company had an obligation to pay the agent an annual administrative fee of $75,000 and an annual fee of 0.50% of the average monthly outstanding indebtedness on each anniversary of the Amended Credit Agreement. The last such payment of annual fees was made by the Company in June 2002.

The Amended Credit Agreement contained various financial covenants, the most restrictive of which related to measurements of EBITDA (as defined in the Amended Credit Agreement), leverage, interest coverage ratios, and collections of accounts receivable. The Amended Credit Agreement also contained provisions for periodic reporting.

The Amended Credit Agreement also contained restrictions which, among other things, imposed certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, the creation of liens, the payment of dividends, the redemption or repurchase of securities, investments, acquisitions, capital expenditures, sales of assets and transactions with affiliates. The Company was not permitted to make acquisitions or investments in joint ventures without the consent of Lenders holding a majority of the lending commitments under the Bank Credit Facility. In addition, proceeds of all of the Company’s accounts receivable were transferred daily into a bank account at PNC Bank, N.A. which, under the terms of a Concentration Bank Agreement, required that all amounts in excess of $3.0 million be transferred to an account at Deutsche Bank Trust Company (predecessor agent for the Lenders) in the Company’s name. Upon occurrence of an event of default under the Amended Credit Agreement, the Lenders had the right to instruct PNC Bank, N.A. and Deutsche Bank Trust Company to cease honoring any drafts under the accounts and apply all amounts in the bank accounts against the indebtedness owed to the Lenders.

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

     Warrants. The Company was required to issue warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable until May 31, 2011, and the remaining fifty percent are exercisable until September 29, 2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000. There can be no assurance that the Bankruptcy Court will grant approval to reject these warrants as executory contracts. See Note 14 to the interim condensed consolidated financial statements for additional discussion “Subsequent Events.”

Liquidity and Capital Resources

At June 30, 2003, the Company had current assets of $95.7 million and current liabilities of $30.5 million, resulting in working capital of $65.2 million and current ratio of 3.1x as compared to a working capital of $67.1 million and a current ratio of 3.2x at December 31, 2002.

On July 1, 2003, the Company’s Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Approved Plan provides for periodic payments of principal and interest to the Lenders and the unsecured creditors.

The Approved Plan provides that interest is payable monthly on the $250 million secured debt at a rate of 6.785% per annum. The Approved Plan provides that interest is payable semiannually (on June 30 and December 31 of each year) on the Lender’s unsecured debt and on the general unsecured debt at a rate of 8.3675% per annum.

The Approved Plan provides that principal is payable annually on the $250 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one third of the Company’s Excess Cash Flow (as defined in the Approved Plan) for the previous fiscal year. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid on the $250 million secured debt on such dates. An estimated prepayment of the Excess Cash Flow Payment is due on September 30, 2004 and on September 30 of each year thereafter, and shall equal one-half of the amount of the anticipated Excess Cash Flow Payment for the fiscal year. The maturity date of the $250 million secured debt is July 1, 2009. The secured debt may be prepaid in whole or in part at any time without penalty.

The Approved Plan provides that principal is payable semi-annually in six equal installments (on June 30 and December 31 of each year) beginning December 31, 2003 on the Lenders’ unsecured debt and on the general unsecured debt. In addition to the scheduled payments referenced above, the holders of the unsecured debt also receive a payment on March 31, 2004 in the amount of 100% of the Company’s Excess Cash Flow for fiscal year 2003 and payments on March 31, 2005 and March 31, 2006 in the amount of two thirds of the Company’s Excess Cash Flow for the previous fiscal year. The payments from the Company’s Excess Cash Flow are defined as Pro Rata Payments and described in more detail in the Approved Plan and, if available to be paid, will reduce and be a credit against any future required semi-annual payments. The Approved Plan is attached hereto as Exhibit 2.1. Additionally, an estimated prepayment of the Pro Rata Payment is due on September 30, 2003, September 30, 2004, and September 30, 2005 in an amount equal to one-half of the anticipated Pro Rata Payment for each fiscal year. The Company has not yet determined the amount of any estimated prepayment of the Pro Rata Payment due on September 30, 2003. The Approved Plan also allows the Company to make prepayments to holders of unsecured debt, either in whole or in part, at any time without penalty. Any partial prepayments shall reduce and be a credit against any mandatory payments that are due after the time of the prepayment. Prior to emergence from bankruptcy protection, the Company made adequate protection payments totaling approximately $15.8 million. The Approved Plan provides that the adequate protection payments earn interest at a rate equal to the unsecured debt rate of 8.3675% per annum until the date on which the adequate protection payment is applied. As of June 30, 2003 interest on the adequate protection payments totaled $552,000. The adequate protection payments and interest will be applied to the Lenders’ unsecured debt and related interest as the scheduled payments and Pro Rata Payments become due. The maturity date of the unsecured debts is June 30, 2006.

As the reorganization value of the assets of the Debtors immediately before confirmation date is greater than the total of all post petition liabilities and allowed claims and the holders of the existing voting shares immediately before the confirmation received more than 50% of the voting shares of the Debtors, the Debtors will not apply the provisions of SOP 90-7 for fresh-start reporting. Upon emergence from bankruptcy protection on July 1, 2003 and prior to the application of payments made on July 1, 2003, of the total liabilities subject to compromise of $298,797,000 at June 30, 2003, approximately $20,806,000 and $277,991,000 will be classified as current and non-current, respectively.

On July 1, 2003, the Company paid, in full, unsecured claims which individually totaled $10,000 or less, according to the provisions of the Approved Plan. Also, on that date, the Company made a partial prepayment to the general unsecured creditors. The total cash paid on July 1, 2003 to holders of general unsecured debt was approximately $6.3 million.

The Approved Plan is attached hereto as Exhibit 2.1.

The Company was required to issue warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable until May 31, 2011, and the remaining fifty percent are exercisable until September 29, 2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000. On July 11, 2003, the Company filed a motion with the Bankruptcy Court seeking approval to reject these warrants as executory contracts. Several warrant holders objected to this motion, and a hearing will be scheduled in the Bankruptcy Court with respect to these issues. If the warrants ultimately are rejected, then the holders of the rejected warrants may have an unsecured claim against the Company. See Note 14 to the interim condensed consolidated financial statements “Subsequent Events” for additional discussion.

The accompanying condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and in accordance with SOP 90-7. Accordingly, these consolidated interim financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company had net income of $4,520,000 and $8,857,000 for the three and six months ended June 30, 2003, respectively and incurred net losses of $64,000, $66,941,000 and $61,154,000 for the three and six months ended June 30, 2002 and the year ended December 31, 2002, respectively. The Company has a shareholders’ deficit of $38,737,000 at June 30, 2003. The accompanying financial statements do not include any adjustments of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. All pre-petition liabilities subject to compromise have been segregated in the condensed consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current in the condensed consolidated balance sheets. Revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are reported separately as Reorganization Items. Cash used for reorganization items is disclosed separately in the condensed consolidated statements of cash flows.

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding under the Bank Credit Facility, the Government Settlement, capital leases, and also include accounts payable, accrued interest, amounts accrued for future lease rejections, professional fees related to the reorganization, and other accrued expenses. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, and other events. Payment terms for these claims were established in connection with the Chapter 11 Cases.

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are as follows:

Pre-petition accounts payable	$19,713,000
State income taxes payable	394,000
Other accruals	5,004,000
Accrued interest	1,260,000
Accrued professional fees related to reorganization	2,014,000
Accrual for future lease rejection damages	1,317,000
Other long-term debt and liabilities	1,847,000
Government settlement, including interest	4,337,000
Bank credit facility	278,705,000
Adequate protection payments	(15,794,000)

Total liabilities subject to compromise	$298,797,000

Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Reorganization items for the three and six months ended June 30, 2003 were $2,004,000 and $2,856,000, respectively, and are comprised primarily of professional fees.

The Company’s principal cash requirements are for working capital, capital expenditures and debt service. The Company has met and intends to continue to meet these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles.

Management intends to improve financial performance through stabilizing and increasing profitable revenues, decreasing and controlling expenses and improving accounts receivable performance. Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in its Plan. The Company has operated in this manner since the Bankruptcy Filing. However, as with all projections, there can be no guarantee that management’s projections will be achieved.

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $55.9 million and $55.4 million at June 30, 2003 and December 31, 2002, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 61 days at June 30, 2003 and December 31, 2002. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net income of $4,520,000 and $8,857,000 for the three and six months ended June 30, 2003, respectively and incurred net losses of $64,000, $66,941,000 and $61,154,000 for the three and six months ended June 30, 2002 and the year ended December 31, 2002, respectively. The Company has a shareholders’ deficit of $38,737,000 at June 30, 2003.

Net cash provided by operating activities was $18.9 million and $10.8 million for the six months ended June 30, 2003 and 2002, respectively. This increase of $8.1 million is primarily due to an increase in income before cumulative effect of change in accounting principle. Income before cumulative effect of change in accounting principle increased from $1.5 million for the six months ended June 30, 2002 to $8.9 million for the six months ended June 30, 2003. This increase of $7.4 million is primarily the result of increased revenue and lower bad debt, amortization, and interest expenses. In addition, this increase was partially offset by changes in accounts receivable; inventories; prepaid expenses and other current assets; accounts payable, other payables and accrued expenses; other assets and liabilities; and other noncurrent liabilities increased cash provided by operating activities. These items provided cash of $2.7 million for the six months ended June 30, 2003, while these same items provided cash of $3.7 million for the same period in 2002. Net cash provided by reorganization items totaled $0.2 million for the six months ended June 30, 2003 and consists primarily of professional fees. Net cash used in investing activities was $11.6 million and $9.6 million for the six months ended June 30, 2003 and 2002, respectively. Additions to property and equipment, net were $13.8 million for the six months ended June 30, 2003 compared to $13.0 million for the same period in 2002, and proceeds from the sales of assets of centers contributed $1.8 million for the six months ended June 30, 2002. Net cash used in financing activities was $8.6 million and $5.7 million for the six months ended June 30, 2003 and 2002, respectively. The cash used in financing activities for the six months ended June 30, 2003 primarily relates to adequate protection payments to the Lenders of $7.8 million. For the six months ended June 30, 2002 cash used in financing activities primarily relates to principal payments on debt of $6.0 million. At June 30, 2003 the Company had cash and cash equivalents of approximately $21.5 million.

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

     Dependence on Reimbursement by Third-Party Payors. For the six months ended June 30, 2003, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 52%, 9% and 39%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as DSO of 61 days as of June 30, 2003. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

     Substantial Leverage. The Company maintains a significant amount of debt. Indebtedness to the Lenders totals approximately $278.7 million as of June 30, 2003, prior to the application of the adequate protection payments made during the bankruptcy proceedings. Under the Approved Plan, a substantial portion of the Company’s cash flow from operations will be dedicated to repaying debt. The Company’s funding of day-to-day operations going forward and of all payments required under the Approved Plan will rely on cash flow and cash on hand. If the Company is unable to generate sufficient cash flow to meet these obligations, it likely would have a material adverse effect on the Company. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions or competitive pressures. See Note 3 to the interim condensed consolidated financial statements “Proceedings Under Chapter 11 of the Bankruptcy Code” and Note 14 to the interim condensed consolidated financial statements “Subsequent Events.”

     Bankruptcy Appeal. On July 1, 2003, the Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Lenders filed an appeal of the order confirming the Approved Plan. If an appeal is successful, it could have a material adverse effect on the Company. See Note 3 to the interim condensed consolidated financial statements

“Proceedings Under Chapter 11 of the Bankruptcy Code” and Note 14 to the interim condensed consolidated financial statements “Subsequent Events.”

     HIPAA Compliance. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: (1) Privacy Standards have a compliance date of April 14, 2003; (2) Transactions and Code Sets Standards required compliance by October 16, 2002 except as extended by one year to October 16, 2003 for providers that filed a compliance extension form by October 15, 2002; and (3) recently published Security Standards that have an implementation date of April 21, 2005. The Company has filed its compliance extension form and is actively pursuing its strategies toward compliance with the final Privacy Standards and Transaction and Code Sets Standards. The Company’s HIPAA compliance plan will require modifications to existing information management systems and physical security mechanisms, and may require additional personnel as well as extensive training of existing personnel, the full cost of which has not yet been determined. The Company cannot predict the impact that the HIPAA Transaction and Code Set Standards, when fully implemented, will have on operations. Further, the Company cannot predict whether all payors and clearinghouses will be fully HIPAA Transaction compliant and able to process electronic claims by October 16, 2003, the implementation deadline. Alternative methods of claims submission may be required, possibly resulting in delay in payment, which could have a material adverse effect on the Company’s results of operations, cash flow, and financial condition.

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

     Government Investigations and Federal False Claims Act Cases. In addition to the regulatory initiatives mentioned above, the OIG has received funding to expand and intensify its auditing of the health care industry in an effort to better detect and remedy errors in Medicare and Medicaid billing. There can be no assurances as to the final outcome of any pending False Claims Act lawsuits against the Company or any lawsuits that may be filed in the future. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to billed claims found to be improper, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. The outcome of any of the pending lawsuits could have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation.”

     Shareholders’ Liquidity. Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company’s common stock and it is no longer listed for trading on the Nasdaq National Market. As a result, between September 1, 1999 and September 30, 2002, trading of the Company’s common stock was conducted on the over-the-counter market (“OTC”) or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board using the Company’s current trading symbol, AHOM. Because the Company was unable to timely file its Form 10-Q for the quarter ended September 30, 2002, the Company’s common stock has traded only in the “pink sheets” since that date. On June 9, 2003, the Company’s common stock resumed trading on the OTC or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board using the Company’s current trading symbol, AHOM. The liquidity of the Company’s common stock and its price have been adversely affected by the trading status of its common stock, which may limit the Company’s ability to raise additional capital and the ability of shareholders to sell their shares.

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

     Ability to Attract and Retain Management. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. Any limit on the Company’s ability to attract and retain qualified personnel could adversely affect profitability.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company’s January 1, 2003 adoption of SFAS No. 143 did not have a material impact on its financial position or results of operations.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also makes several technical corrections and clarifications to other existing authoritative pronouncements. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company’s adoption of the provisions of SFAS No. 145 which were effective for transactions after May 15, 2002 has not had a material effect on its financial statements. The Company’s January 1, 2003 adoption of the remaining provisions of SFAS No. 145 did not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”(“Issue 94-3”). The principal difference between SFAS No. 146 and Issue 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The Company’s January 1, 2003 adoption of SFAS No. 146 did not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for financial statements for annual and interim periods beginning after December 15, 2002. The Company is currently assessing the three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation included in this Statement. See Note 13 to the interim condensed consolidated financial statements “Stock Based Compensation.”

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). This Interpretation requires guarantors to account at fair value for and disclose certain types of guarantees. The Interpretation’s disclosure requirements are effective for the Company’s year ended December 31, 2002; the Interpretation’s accounting requirements are effective for guarantees issued or modified after December 31, 2002. The Company’s adoption of this Interpretation’s accounting requirements did not have a material impact on its financial position or results of operations.

In January, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This Interpretation requires consolidation of variable interest entities (“VIE”) (formerly referred to as “special purpose entities”) if certain conditions are met. The Interpretation applies immediately to VIE’s created after January 31, 2003, and to variable interests obtained in VIE’s after January 31, 2003. Effective with the quarter beginning July 1, 2003, the Interpretation applies also to VIE’s created or variable interests obtained in VIE’s before January 31, 2003. The Company’s adoption of the applicable provisions of this Interpretation did not have a material impact on its financial position or results of operations. The Company does not expect the adoption of the remaining provisions of this Interpretation to have a material impact on its financial position or results of operations.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Prior to the Bankruptcy Filing, the chief market risk factor affecting the financial condition and operating results of the Company was interest rate risk. The Company’s Bank Credit Facility provided for a floating interest rate. The Company was not required to pay interest during its bankruptcy proceedings. The Approved Plan provides for a fixed interest rate for both the $250 million secured debt and the Company’s unsecured debt. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed.

ITEM 4 — CONTROLS AND PROCEDURES

Based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are adequate.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

A description of the Chapter 11 Cases is set forth in Note 3 to the Company’s interim condensed consolidated financial statements contained in this Report and is incorporated herein by reference. All of the civil legal proceedings against the Company were stayed by the Bankruptcy Filing. A summary of the Company’s material legal proceedings that existed as of the Bankruptcy Filing is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation – Legal Proceedings.”

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

A discussion of defaults and certain matters of non-compliance with certain covenants contained in the Company’s principal debt agreements is set forth in Note 2 to the Company’s condensed consolidated financial statements contained in this Report and is incorporated herein by reference.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 annual meeting of shareholders was held on June 27, 2002. At the meeting, the reelection of the sole individual nominated as a Class 3 director of the Company’s Board of Directors, Donald R. Millard, was approved. Continuing directors consisted of: Class 1, director Henry T. Blackstock; and Class 2 director Joseph F. Furlong, III. No other matters were voted upon at the annual meeting.

The following table sets forth the voting tabulation for the matter voted upon at the meeting:

	Votes	Votes	Votes		Broker
	For	Against	Withheld	Abstentions	Non-Votes

Reelection of Class 3 director Donald R. Millard	12,801,206	N/A	192,722	N/A	N/A

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

(B)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarterly period ended June 30, 2003:

1)	A current report on Form 8-K was filed on April 16, 2003 to announce, under Item 7, a press release reporting results for the fiscal year ended December 31, 2002, the quarters ended September 30, 2002 and December 31, 2002, and the restated fiscal year ended December 31, 2001 and quarters ended March 31, 2002 and June 30, 2002.

2)	A current report on Form 8-K was filed on May 19, 2003 to announce, under Item 5, a press release reporting that the U. S. Bankruptcy Court for the Middle District of Tennessee confirmed the Company’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code on May 15, 2003.

3)	A current report on Form 8-K was filed on May 30, 2003 to announce, under Item 5, that the U.S. Bankruptcy Court for the Middle District of Tennessee issued an order confirming the Company’s plan of reorganization on May 27, 2003 and that an order denying the secured lenders’ motion to re-open the proof for confirmation hearing on joint plan of reorganization was entered by the U.S. Bankruptcy Court for the Middle District of Tennessee on May 22, 2003.

4)	A current report on Form 8-K was filed on June 10, 2003 to disclose, under Item 3, information regarding the Company’s confirmed plan of reorganization.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.

August 14, 2003	By:	/s/ Marilyn A. O’Hara

Marilyn A. O’Hara Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

2.1	Second Amended Joint Plan Of Reorganization Proposed By The Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).
3.1	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company dated May 14, 1992 (incorporated by reference to Registration Statement on Form S-8 dated February 16, 1993).
3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-89568 on Form S-2).
3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Report of Form 10-Q for the quarter ended June 30, 1996).
3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.