Form 10-Q
period 2003-09-30
AMERICAN HOMEPATIENT INC
filed 2003-11-14
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2003

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

16,367,389

(Outstanding shares of the issuer’s common stock as of November 6, 2003)

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 – CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
ITEM 5 – OTHER INFORMATION
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,856,000	$22,827,000
Restricted cash	467,000	67,000
Accounts receivable, less allowance for doubtful accounts of $19,597,000 in 2003 and $22,991,000 in 2002	56,557,000	55,437,000
Inventories	15,174,000	16,565,000
Adequate protection payments	2,196,000	—
Prepaid expenses and other current assets	2,554,000	2,276,000

Total current assets	91,804,000	97,172,000

PROPERTY AND EQUIPMENT, at cost:	168,085,000	171,021,000
Less accumulated depreciation and amortization	(114,246,000)	(120,594,000)

Property and equipment, net	53,839,000	50,427,000

OTHER ASSETS:
Goodwill	121,214,000	121,214,000
Investment in joint ventures	9,069,000	9,815,000
Other assets	12,882,000	12,315,000

Total other assets	143,165,000	143,344,000

TOTAL ASSETS	$288,808,000	$290,943,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

	September 30,	December 31,
	2003	2002

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$5,862,000	$—
Accounts payable	14,275,000	13,267,000
Other payables	2,129,000	1,637,000
Current portion of pre-petition accounts payable	2,716,000	—
Accrued expenses:
Payroll and related benefits	10,042,000	7,759,000
Insurance, including self-insurance accruals	7,026,000	5,829,000
Other	13,706,000	1,625,000

Total current liabilities	55,756,000	30,117,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, excluding current portion	260,215,000	—
Pre-petition accounts payable, net of current portion	5,899,000	—
Other noncurrent liabilities	4,788,000	121,000

Total noncurrent liabilities	270,902,000	121,000

LIABILITIES SUBJECT TO COMPROMISE	—	307,829,000

TOTAL LIABILITIES	326,658,000	338,067,000
MINORITY INTEREST	461,000	470,000
SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 16,367,000 shares	164,000	164,000
Paid-in capital	173,985,000	173,985,000
Accumulated deficit	(212,460,000)	(221,743,000)

Total shareholders’ deficit	(38,311,000)	(47,594,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$288,808,000	$290,943,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

REVENUES:
Sales and related service revenues	$36,638,000	$33,423,000	$109,238,000	$102,003,000
Rentals and other revenues	47,255,000	45,605,000	140,026,000	135,916,000

Total revenues	83,893,000	79,028,000	249,264,000	237,919,000

EXPENSES:
Cost of sales and related services	17,342,000	15,110,000	52,084,000	47,175,000
Cost of rentals and other revenues, including rental equipment depreciation of $5,513,000, $5,428,000, $15,342,000 and $14,834,000, respectively	9,562,000	9,295,000	26,958,000	26,061,000
Operating, including bad debt expense of $2,955,000, $2,681,000, $8,278,000 and $9,550,000, respectively	47,335,000	46,084,000	140,589,000	137,273,000
General and administrative	4,337,000	3,748,000	13,009,000	12,065,000
Earnings from unconsolidated joint ventures	(964,000)	(1,000,000)	(3,385,000)	(3,392,000)
Depreciation, excluding rental equipment, and amortization	942,000	982,000	2,713,000	3,084,000
Amortization of deferred financing costs	—	236,000	—	1,779,000
Interest expense (income), net (excluding post-petition contractual interest of $0, $5,113,000, $12,510,000 and $5,113,000, respectively)	4,269,000	1,729,000	4,219,000	11,920,000
Other (income) expense, net	(376,000)	727,000	(282,000)	558,000
Gain on sales of assets of centers	—	—	—	(667,000)
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	—	504,000	—	818,000

Total expenses	82,447,000	77,415,000	235,905,000	236,674,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,446,000	1,613,000	13,359,000	1,245,000
REORGANIZATION ITEMS	920,000	3,917,000	3,776,000	3,917,000

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	526,000	(2,304,000)	9,583,000	(2,672,000)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	100,000	100,000	300,000	(1,812,000)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	426,000	(2,404,000)	9,283,000	(860,000)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE WITH NO RELATED TAX EFFECT	—	—	—	(68,485,000)

NET INCOME (LOSS)	$426,000	$(2,404,000)	$9,283,000	$(69,345,000)

INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
- Basic	$0.03	$(0.15)	$0.57	$(0.05)

- Diluted	$0.02	$(0.15)	$0.49	$(0.05)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE:
- Basic	$—	$—	$—	$(4.19)

- Diluted	$—	$—	$—	$(4.19)

NET INCOME (LOSS) PER COMMON SHARE:
- Basic	$0.03	$(0.15)	$0.57	$(4.24)

- Diluted	$0.02	$(0.15)	$0.49	$(4.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	16,367,000	16,367,000	16,367,000	16,355,000

- Diluted	19,111,000	16,367,000	18,942,000	16,355,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sept. 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,283,000	$(69,345,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	68,485,000
Depreciation and amortization	18,055,000	17,918,000
Amortization of deferred financing costs	—	1,779,000
Non-cash interest income on adequate protection payments	(787,000)	—
Equity in earnings of unconsolidated joint ventures	(1,771,000)	(1,934,000)
Minority interest	245,000	214,000
Gain on sale of assets of centers	—	(667,000)
Reorganization items	3,776,000	3,917,000
Reorganization items paid	(3,572,000)	(176,000)
Change in assets and liabilities, net of dispositions:
Accounts receivable, net	(1,120,000)	7,002,000
Inventories, net	1,391,000	(1,327,000)
Prepaid expenses and other current assets	(278,000)	65,000
Federal income tax receivable	—	(2,112,000)
Accounts payable, other payables and accrued expenses	(9,690,000)	11,075,000
Other noncurrent liabilities	(490,000)	(30,000)
Other assets and liabilities	4,667,000	936,000

Net cash provided by operating activities	19,709,000	35,800,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets of centers	—	1,805,000
Additions to property and equipment, net	(21,446,000)	(19,848,000)
Distributions and loan payments from unconsolidated joint ventures, net	2,517,000	2,503,000

Net cash used in investing activities	(18,929,000)	(15,540,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Nine Months Ended Sept. 30,

	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital leases	$(303,000)	$(6,119,000)
Adequate protection payments	(7,794,000)	—
Proceeds from exercise of stock options	—	11,000
Deferred financing costs	—	(11,000)
Distributions to minority interest owners	(254,000)	(206,000)
Restricted cash	(400,000)	198,000

Net cash used in financing activities	(8,751,000)	(6,127,000)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,971,000)	14,133,000
CASH AND CASH EQUIVALENTS, beginning of period	22,827,000	9,129,000

CASH AND CASH EQUIVALENTS, end of period	$14,856,000	$23,262,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,970,000	$12,559,000

Cash payments of income taxes	$338,000	$488,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. American HomePatient, Inc. and subsidiaries (the “Company”) provides home health care services and products consisting primarily of respiratory therapies, infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the nine months ended September 30, 2003, these services represented 69%, 13% and 18% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of September 30, 2003, the Company provided these services to patients primarily in the home through 288 centers in 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.

The interim condensed consolidated financial statements of the Company for the nine months ended September 30, 2003 and 2002 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at September 30, 2003 and the results of operations and the cash flows for the nine months ended September 30, 2003 and 2002.

The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

Certain reclassifications have been made to the 2002 interim condensed consolidated financial statements to conform to the 2003 presentation.

2.	HISTORY OF BANK CREDIT FACILITY

     Overview. The Company is indebted to a syndicate of lenders (the “Lenders”), with Bank of Montreal serving as agent for the Lenders. The indebtedness arose out of a credit agreement entitled the Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), entered into as of June 8, 2001. The indebtedness owed to the Lenders as of July 31, 2002, the date of the Company’s Bankruptcy Filing (as defined in Note 3), totaled approximately $278.7 million. Terms, including payment terms, for the indebtedness that arose out of the Amended Credit

Agreement have been established by the Second Amended Joint Plan of Reorganization approved by the United States Bankruptcy Court for the Middle District of Tennessee (the “Approved Plan”) and are discussed in more detail in Note 3. The terms of the Amended Credit Agreement have been superseded by the terms of the Approved Plan.

     Historical Terms of the Bank Credit Facility. The Amended Credit Agreement was the latest in a series of credit agreements in connection with a credit facility (the “Bank Credit Facility”) that dated back to October 20, 1994. The Amended Credit Agreement was entered into after the Company breached several of the financial covenants in the Fourth Amended and Restated Credit Agreement.

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

Interest was payable on the unpaid principal amount under the Amended Credit Agreement, at the election of the Company, at either a Base Lending Rate or an Adjusted Eurodollar Rate (each as defined in the Amended Credit Agreement), plus an applicable margin of 2.75% and 3.50%, respectively. The Company was also required to pay additional interest in the amount of 4.50% per annum on that principal portion outstanding of the Amended Credit Agreement that is in excess of four times adjusted EBITDA, as defined by the Amended Credit Agreement. For the seven months ended July 31, 2002 (Bankruptcy Filing), the weighted average borrowing rate was 7.3%. Upon the occurrence and continuation of an event of default under the Amended Credit Agreement, interest would have been payable upon demand at a rate that is 2.00% per annum in excess of the interest rate otherwise payable under the Amended Credit Agreement and the Company no longer would have had the right to designate the Adjusted Eurodollar Rate plus the applicable margin as the applicable interest rate.

     Warrants. The Company was required to issue warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable until May 31, 2011, and the remaining fifty percent are exercisable until September 29, 2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. Accordingly, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000. On July 11, 2003, the Company filed a motion with the Bankruptcy Court seeking approval to reject these warrants as executory contracts. Several warrant holders objected to this motion, and a hearing has been scheduled in the Bankruptcy

Court on November 21, 2003 with respect to these issues. If the warrants ultimately are rejected, then the holders of the rejected warrants may have an unsecured claim against the Company.

3.	PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

The Amended Credit Agreement was due to mature on December 31, 2002. Because of the impending maturity and the Company’s inability to reach an agreement with its Lenders to restructure the Bank Credit Facility, on July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). The Bankruptcy Filing stayed all payments and enforcement actions under the Amended Credit Agreement.

These cases (the “Chapter 11 Cases”) were consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. On January 2, 2003, the Debtors filed their Second Amended Joint Plan of Reorganization (the “Proposed Plan”), proposed by the Debtors and the Official Committee of Unsecured Creditors appointed by the Office of the United States Trustee in the Chapter 11 Cases. The hearing before the Bankruptcy Court on confirmation of the Proposed Plan was held on April 23–25 and 28-29, 2003. On May 15, 2003, the Bankruptcy Court entered a memorandum opinion overruling the Lenders’ objections to the Proposed Plan. On May 27, 2003, the Bankruptcy Court entered an Order confirming the Proposed Plan (“Confirmation Order”) (hereafter referred to as the “Approved Plan”). On June 30, 2003, the United States District Court for the Middle District of Tennessee (the “District Court”) rejected the secured Lenders’ request to stay the effective date of the Approved Plan. On July 1, 2003, the Company’s Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Lenders filed an appeal to the District Court of the order confirming the Approved Plan. On September 12, 2003 the District Court issued an opinion affirming in all respects the Confirmation Order. The Lenders have now filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit. The Company intends to vigorously defend the Confirmation Order entered by the Bankruptcy Court and upheld by the District Court.

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

The Approved Plan provides for the treatment of all of the claims subject to compromise in the Bankruptcy Filing. The Approved Plan provides for the extension of the maturity on the debt to the Lenders, a reduction of the related interest cost on such debt, and the payment of all of the Company’s reported liabilities. The Lenders retained their liens on substantially all of the assets of the Company.

Pursuant to the Approved Plan, the Company’s secured debt to the Lenders is $250 million and is evidenced by a promissory note in that amount and is secured by various security agreements. To the Company’s knowledge, the Lenders have not executed the agreements as of the date of this filing. The Company is no longer a party to a credit agreement. The remainder of the amounts due to the Lenders is treated as unsecured.

The Approved Plan provides that principal is payable annually on the $250 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one third of the Company’s Excess Cash Flow (as defined in the Approved Plan) for the previous fiscal year. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid on the $250 million secured debt on March 31 of each year. On September 30 of each year, beginning September 30, 2004, the Approved Plan provides that the Company make an estimated payment of the amount due on March 31, based upon the Company’s current cash forecast. The maturity date of the $250 million secured debt is July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250 million secured debt at a rate of 6.785% per annum.

The Approved Plan provides that the Lenders are paid on their unsecured debt semi-annually in six equal installments (on June 30 and December 31 of each year) beginning December 31, 2003. In addition to the scheduled payments referenced above, the Lenders (together with the holders of the general unsecured debt) also receive a payment on March 31, 2004 in the amount of 100% of the Company’s Excess Cash Flow for fiscal year 2003 and a payment on March 31, 2005 in the amount of two-thirds of the Company’s Excess Cash Flow for the previous fiscal year. These payments are defined as Pro Rata Payments in the Approved Plan. Additionally, an estimated prepayment of the Pro Rata Payment was due on September 30, 2003 and will be due on September 30, 2004 in an amount equal to one-half of the anticipated Pro Rata Payment for each fiscal year. Prior to emergence from bankruptcy protection, the Company made adequate protection payments to the Lenders totaling approximately $15.8 million. These payments will be applied to the Lenders’ unsecured debt and earn interest until applied to the Company’s debt. The Company made prepayments (including prepayment of the Pro Rata Payment due September 30, 2003) of $14.4 million during the nine months ended September 30, 2003 by the application of $14.4 million of the adequate protection payments previously made to the Lenders. The Approved Plan allows the Company to make prepayments to the Lenders on the Lender unsecured debt, either in whole or in part, at any time without penalty. Any partial prepayments shall reduce and be a credit against any mandatory payments coming due after the time of the prepayment. The maturity date of the Lenders’ unsecured debt is June 30, 2006. The Approved Plan provides that interest is payable on the Lender’s unsecured debt at a rate of 8.3675% per annum.

The Approved Plan provides that the holders of general unsecured debt are paid semi-annually in six equal installments (on June 30 and December 31 of each year) beginning December 31, 2003. In addition to the scheduled payments referenced above, the holders of the general unsecured debt (together with the Lenders as to the Lender unsecured debt) also receive a payment on March 31, 2004 in the amount of 100% of the Company’s Excess Cash Flow for fiscal year 2003 and a payment on March 31, 2005 in the amount of two thirds of the Company’s Excess Cash Flow for the previous fiscal year. These payments are defined as Pro Rata Payments in the Approved Plan. Additionally, an estimated prepayment of the Pro Rata Payment is due on September 30, 2003 and September 30, 2004 in an amount equal to one-half of the anticipated Pro Rata Payment for each fiscal year. The Company made prepayments of $7.7 million (including prepayment of the Pro Rata Payment due September 30, 2003) during the nine months ended September 30, 2003 to the holders of the general unsecured debt. The Approved Plan allows the Company to make prepayments to the holders of the general unsecured debt, either in whole or in part, at any time without penalty. Any partial prepayments shall reduce and be a credit against any mandatory payments coming due after the time of the prepayment. The maturity date of the general unsecured debt is June 30, 2006. The Approved Plan provides that interest is payable on the general unsecured debt at a rate of 8.3675% per annum.

The Approved Plan treated all unsecured claims totaling less than $10,000 separately from the general unsecured claims. On July 1, 2003, the Company paid, in full, all such unsecured claims.

The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand as it has since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. At September 30, 2003 the Company had cash and cash equivalents of approximately $14.9 million after giving effect to the payments described above.

As the reorganization value of the assets of the Company immediately before confirmation date is greater than the total of all post petition liabilities and allowed claims and the holders of the existing voting shares immediately before the confirmation received more than 50% of the voting shares of the Company, it did not apply the provisions of SOP 90-7 for fresh-start reporting. Upon emergence from bankruptcy protection on July 1, 2003, and prior to the application of payments made on July 1, 2003, approximately $30,552,000 and $284,039,000 of the total liabilities subject to compromise (which was $298,797,000 at June 30, 2003) were classified as current and non-current, respectively, and were offset by a current asset of $9,568,000 and a non-current asset of $6,226,000.

4.	STOCK BASED COMPENSATION

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

Prior to the issuance of SFAS No. 148, SFAS No. 123 encouraged, but did not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Historically, the Company has chosen to account for stock option plans using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related Interpretations. Under APB Opinion No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the stock’s fair market value at the date of grant.

To date, the Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the Company’s stock option plan been determined based on the stock’s fair value at the grant date of awards for the three and nine months ended September 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been decreased or increased to the pro forma amounts indicated below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2003	2002	2003	2002

Net income (loss) – as reported	$426,000	$(2,404,000)	$9,283,000	$(69,345,000)
Additional compensation expense	(4,000)	(69,000)	(12,000)	(207,000)

Net income (loss) – pro forma	$422,000	$(2,473,000)	$9,271,000	$(69,552,000)

Net income (loss) per common share - as reported
Basic	$0.03	$(0.15)	$0.57	$(4.24)
Diluted	$0.02	$(0.15)	$0.49	$(4.24)
Net income (loss) per common share - pro forma
Basic	$0.03	$(0.15)	$0.57	$(4.25)
Diluted	$0.02	$(0.15)	$0.49	$(4.25)

5.	REORGANIZATION ITEMS

Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Reorganization items for the three and nine months ended September 30, 2003 were $920,000 and $3,776,000, respectively, and are comprised primarily of professional fees.

6.	LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had net income of $426,000 and $9,283,000 for the three and nine months ended September 30, 2003, respectively, and incurred net losses of $2,404,000, $69,345,00 and $61,154,000 for the three and nine months ended September 30, 2002 and the year ended December 31, 2002, respectively. The Company has a shareholders’ deficit of $38,311,000 at September 30, 2003. The Company has substantial debt balances related to the Approved Plan, of which $5,862,000 is due on or before September 30, 2004. See Note 3 for further information related to the Bankruptcy Filing.

The Company’s Approved Plan provides for the extension of the maturity on the debt to the Lenders, a reduction of the related interest cost on such debt, and the payment of all of its reported liabilities. The Lenders retained their liens on substantially all of the assets of the Company. Under the Approved Plan, the Company will continue to be highly leveraged and subject to substantial debt service requirements. The Company intends to improve financial performance through consolidating operations, stabilizing and increasing profitable revenues, decreasing and controlling operating expenses and improving accounts receivable performance. The Company is unable to predict whether it will be able to successfully execute the operational results contemplated by the Approved Plan. If the Company is unable to continue to improve its operations, its financial position, results of operations and cash flows would be impacted adversely.

Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in its Approved Plan over the next twelve months. The Company has operated in this manner since the Bankruptcy Filing. However, as with all projections, there can be no guarantee that management’s projections will be achieved. Failure of the Company to achieve its projections and make all payments provided for in its approved plan would have a material adverse effect to the Company. The accompanying financial statements do not include any adjustments of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

7.	GOVERNMENT INVESTIGATION AND LITIGATION

     Government Settlement. On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. The Company also paid the relator’s attorneys’ fees and expenses. Pursuant to the Approved Plan, amounts owed pursuant to the Government

Settlement will be paid in full in accordance with the Government Settlement. The Company has accrued $4,358,000 for its remaining obligations pursuant to the Government Settlement.

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

The Company also was named as a defendant in two other False Claims Act cases filed prior to the Company’s bankruptcy. In each of those cases, the DOJ declined to intervene and both cases were subsequently dismissed in March 2001. The first of these cases, United States ex rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on motion of the Company on March 9, 2001. The appeal of that dismissal was argued in November 2001; however, in December 2001 the Court of Appeals for the Eleventh Circuit dismissed the appeal on jurisdictional grounds and returned the case to the trial court. In January 2002, one of the other defendants filed a Motion for Reconsideration with the Court of Appeals, and the Court of Appeals denied the motion on July 10, 2002. On August 5, 2002 the Company filed a Notice of Bankruptcy which stayed the proceedings as to the Company. Mr. Corsello’s qui tam complaint alleged that the Company and numerous other unrelated defendants, including other large DME suppliers, engaged in a kickback scheme to provide free or below market value equipment and medicine to physicians who would in turn refer patients to the defendants in violation of the False Claims Act. The other case, United States ex rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison’s own motion on March 22, 2001. To the best of the Company’s knowledge, neither Corsello or Hutchison filed a claim in the Company’s bankruptcy.

The Company was informed in May 2001 that the United States was investigating its conduct during periods after December 31, 1998, and the Company believes that this investigation was prompted by another qui tam complaint against the Company under the False Claims Act. The Company has not seen a complaint in this action and, to the Company’s knowledge, no claim was filed against the Company in the Chapter 11 proceedings by the United States or any party purporting to act on its behalf for any amounts other than those owed pursuant to the Government Settlement.

There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to improperly billed claims, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $4,358,000 accrued liabilities for its remaining obligations pursuant to the Government Settlement, the Company has not recorded any liabilities related to the unsettled government investigations. In the unlikely event that the Company were to lose the pending false claim lawsuits or be subject to remaining settlements, such amounts could have a material adverse effect on the Company’s financial position or results of operations.

The Company is a party to other legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these other actions should not have a material adverse effect on its financial position or results of operations.

8.	RELATED PARTY TRANSACTIONS

A partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. (“H3GM”), which the Company engaged during 2003 and 2002 to render legal advice in a variety of activities, was a director of the Company until July 2002. The Company paid H3GM $173,000, $512,000, $460,000 and $852,000 during the three and nine months ended September 30, 2003 and the three and nine months ended September 30, 2002, respectively.

The Company maintains an employee benefit trust for the purpose of paying health insurance claims for its employees. The trust was established in June 2002 and was funded with an initial deposit of $0.5 million in July 2002. Disbursements from the trust began in late July 2002. The Company deposits funds into the trust on an as-needed basis to pay claims. The Company intends to terminate the trust effective December 31, 2003.

9.	SALE OF ASSETS OF CENTER

In the quarter ended March 31, 2002, the Company recorded a pre-tax gain of approximately $0.7 million related to the sale of the assets of an infusion business and nursing agency (collectively , the “Center”). Effective March 19, 2002 substantially all of the assets of the Center were sold for approximately $1.3 million in cash. During the nine months ended September 30, 2002, the Center generated approximately $1.9 million in total revenues. The proceeds of this sale were used to pay down debt under the Company’s Bank Credit Facility.

10.	EARNINGS PER SHARE

Under the standards established by Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares after considering the additional dilution related to options and warrants. In computing diluted earnings per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method. For the three months ended September 30, 2003 and 2002, and for the nine months ended September 30, 2003 and 2002 approximately 713,000, 3,998,000, 1,344,000 and 4,099,000 shares, respectively, were attributable to the exercise of outstanding options and were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

The following information is necessary to calculate earnings per share for the periods presented:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2003	2002	2003	2002

Income (loss) before cumulative effect of change in accounting principle	$426,000	$(2,404,000)	$9,283,000	$(860,000)
Cumulative effect of change in accounting principle	—	—	—	(68,485,000)

Net income (loss)	$426,000	$(2,404,000)	$9,283,000	$(69,345,000)

Weighted average common shares outstanding	16,367,000	16,367,000	16,367,000	16,355,000
Effect of dilutive options and warrants	2,744,000	—	2,575,000	—

Adjusted diluted common shares outstanding	19,111,000	16,367,000	18,942,000	16,355,000

Income (loss) per common share before cumulative effect of change in accounting principle
- Basic	$0.03	$(0.15)	$0.57	$(0.05)

- Diluted	$0.02	$(0.15)	$0.49	$(0.05)

Cumulative effect of change in accounting principle per common share
- Basic	$—	$—	$—	$(4.19)

- Diluted	$—	$—	$—	$(4.19)

Net income (loss) per common share
- Basic	$0.03	$(0.15)	$0.57	$(4.24)

- Diluted	$0.02	$(0.15)	$0.49	$(4.24)

11.	ADOPTION OF NEW ACCOUNTING PRONOUCEMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS No. 142) effective January 1, 2002. As of the adoption date, the Company had unamortized goodwill in the amount of $189.7 million. In accordance with SFAS No. 142, effective January 1, 2002 the Company discontinued amortization of goodwill. Goodwill was tested for impairment by comparing the fair value of goodwill to the carrying value of goodwill. Fair value was determined using projected operating results and a combination of analyses which included discounted cash flow calculations, market multiples and other market information. Key assumptions used in these estimates include projected operating results, discount rates and peer market multiples. The implied fair value of goodwill did not support the carrying value of goodwill primarily due to the Company’s highly leveraged capital structure.

Based upon the results of the Company’s initial impairment tests, the Company recorded an impairment loss of $68.5 million in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. There was no tax effect on the impairment loss due to the fact that the majority of the related goodwill was non-tax deductible and because of the Company’s federal net operating loss position. The Company is required to conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing. The Company completed its annual impairment testing in September 2003 and based on this testing, no impairments were recorded. Any subsequent impairment loss will be recognized as an operating expense in the Company’s consolidated statements of operations.

The change in the carrying amount of goodwill for the nine months ended September 30, 2003 and 2002 is as follows:

	Nine Months Ended September 30,

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

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In January, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This Interpretation requires consolidation of variable interest entities (“VIE”) (formerly referred to as “special purpose entities”) if certain conditions are met. The Interpretation applies immediately to VIE’s created after January 31, 2003, and to variable interests obtained in VIE’s after January 31, 2003. Effective with the quarter beginning October 1, 2003, the Interpretation applies also to VIE’s created or variable interests obtained in VIE’s before January 31, 2003. The Company’s adoption of the applicable provisions of this Interpretation did not have an impact on its financial position or results of operations. The Company does not expect the adoption of the remaining provisions of this Interpretation to have an impact on its financial position or results of operations based on current interpretations.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 1, 2003. The Company has not entered into any financial instruments within the scope of the Statement since May 31, 2003, nor did it have existing arrangements that required changes in accounting treatment.

13.	OTHER CURRENT LIABILITIES

Other current liabilities as of September 30, 2003 were comprised of amounts as follows:

Accrued interest	$2,666,000
Accrued reorganization expenses	3,339,000
Accrued taxes and licenses	1,620,000
Accrued professional fees	1,816,000
Current portion of government settlement	500,000
Deferred revenue	453,000
Accrued indemnification fees	459,000
Other	2,853,000

Total other current liabilities	$13,706,000

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “projects,” “may,” “plan,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the Company’s Approved Plan (as defined in Note 3 to the interim condensed consolidated financial statements), other effects and consequences of the Bankruptcy Filing (as defined in Note 3 to the interim condensed consolidated financial statements), forecasts upon which the Approved Plan is based, business strategy, the ability to satisfy interest expense and principal repayment obligations, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, adoption of, or changes in, accounting policies and practices, existing government regulations and changes in, or the failure to comply with, governmental regulations, legislative proposals for healthcare reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and changes in reimbursement policies. Such statements are not guarantees of future performance and are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

General

The Company provides home health care services and products to patients through its 288 centers in 35 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors. The Company has three principal services or product lines: home respiratory services, home infusion services and home medical equipment and supplies. Home respiratory services include oxygen systems, nebulizers, aerosol medications and home ventilators and are provided primarily to patients with severe and chronic pulmonary diseases. Home infusion services are used to administer nutrients, antibiotics and other medications to patients with medical conditions such as neurological impairments, infectious diseases or cancer. The Company also sells and rents a variety of home medical equipment and supplies, including wheelchairs, hospital beds and ambulatory aids.

The following table sets forth the percentage of the Company’s revenues represented by each line of business for the periods presented:

	Nine Months Ended June 30,

	2003	2002

Home respiratory therapy services	69%	66%
Home infusion therapy services	13	14
Home medical equipment and medical supplies	18	20

Total	100%	100%

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

On July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). On July 1, 2003, the Company’s plan of reorganization, which had previously been approved by the Bankruptcy Court (the “Approved Plan”), became effective and the Company successfully emerged from bankruptcy protection. See Note 3 to the interim condensed consolidated financial statements “Proceedings Under Chapter 11 of the Bankruptcy Code” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

HIPAA mandates an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: (1) Privacy Standards have a compliance date of April 14, 2003; (2) Transactions and Code Sets Standards required compliance by October 16, 2002 except as extended by one year to October 16, 2003 for providers that filed a compliance extension form by October 15, 2002; and (3) recently published Security Standards that have an implementation date of April 21, 2005. The Company has filed its compliance extension form and is actively pursuing its strategies toward compliance with the final Privacy Standards and Transaction and Code Sets Standards.

Implementation of mandated HIPAA Transaction and Code Sets did result in a disruption of cash as a result of a higher than anticipated rate of electronic claim rejections from Medicare. These rejections caused a disruption in both August and September cash collections. The Company believes most of the problems have been corrected and processes have been put in place to identify rejections and promptly resubmit claims to avoid further disruptions. CMS has also granted an extension to the October 16, 2003 deadline and will allow providers to continue to submit claims electronically in “old” formats as long as they continue to make good faith efforts to comply with

HIPAA requirements. This extension will allow us to continue to submit non-standard formatted claims electronically to payors who will not be compliant as of October 16, 2003.

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

In August 2003, the Centers for Medicare & Medicaid Services (CMS) issued a proposed rule change that would revise current payment methodology for Part B covered drugs and biologicals. Nebulizer drugs are included in Part B covered drugs. CMS proposes to select a payment methodology based on four different payment approaches. The Company cannot predict at this time the payment approach that will be selected by CMS and therefore cannot predict the outcome of the proposed rule on the Company’s business.

In September 2003, the Office of Inspector General (“OIG”) published a notice of proposed rulemaking that would amend the OIG exclusion regulations addressing excessive claims by including definitions for the terms “substantially in excess” and “usual charges.” Under the proposed rule, providers and suppliers that charge Medicare 120% more than they charge other payors for certain services can be excluded from the Medicare program. Should the proposed rule become effective, there most likely will be some financial impact on the Company’s business but the Company cannot predict the scope of the impact at this time.

In September 2003, the OIG approved Operation Wheeler-Dealer, which will subject power wheelchairs and power operated vehicles to more intense scrutiny to assure the Medicare beneficiaries receiving these products do in fact have medical necessity. The result of Operation Wheeler-Dealer is an expected increase in the number of post-payment and pre-payment Medicare audits.

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

     Legal Proceedings. On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. The Company also paid the relator’s attorneys fees and expenses. Pursuant to the Approved Plan, the amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement. The Company has accrued $4,358,000 for its remaining obligations pursuant to the Government Settlement.

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

The Company also was named as a defendant in two other False Claims Act cases filed prior to the Company’s bankruptcy. In each of those cases, the DOJ declined to intervene and both cases were subsequently dismissed in March 2001. The first of these cases, United States ex rel. Kirk S. Corsello v. Lincare, et al. (N.D. Ga.), was dismissed with prejudice on motion of the Company on March 9, 2001. The appeal of that dismissal was argued in November 2001; however, in December 2001 the Court of Appeals for the Eleventh Circuit dismissed the appeal on jurisdictional grounds and returned the case to the trial court. In January 2002, one of the other defendants filed a Motion for Reconsideration with the Court of Appeals, and the Court of Appeals denied the motion on July 10, 2002. On August 5, 2002 the Company filed a Notice of Bankruptcy which stayed the proceedings as to the Company. The other case, United States ex rel. Alan D. Hutchison v. Respironics, et al. (S.D. NY and N.D. Ga.), was dismissed without prejudice on Mr. Hutchison’s own motion on March 22, 2001. To the best of the Company’s knowledge, neither Corsello or Hutchison filed a claim in the Company’s bankruptcy.

Prior to the Company’s Bankruptcy Filing, the Company was informed that the United States was investigating its conduct during periods after December 31, 1998, and the Company believes that this investigation was prompted by another qui tam complaint against the Company under the False Claims Act. The Company has not seen a complaint in this action and, to the Company’s knowledge, no claim was filed against the Company in the Chapter 11 proceedings by the United States or any party purporting to act on its behalf for any amounts other than those owed pursuant to the Government Settlement.

There can be no assurances as to the final outcome of any pending False Claims Act lawsuits. Possible outcomes include, among other things, the repayment of reimbursements previously received by the Company related to billed claims that are found to be improper, the imposition of fines or penalties, and the suspension or exclusion of the Company from participation in the Medicare, Medicaid and other government reimbursement programs. Other than the $4,358,000 accrued liability discussed above which relates to the Government Settlement, the Company has not recorded any reserves related to the unsettled government investigations. In the unlikely event that the Company were to lose the pending false claim lawsuits or be subject to future settlements, such amounts could have a material adverse effect on the Company’s financial position or results of operations.

Medicare Reimbursement for Oxygen Therapy Services

The Medicare reimbursement rate for oxygen related services was reduced by 25% beginning January 1, 1998 as a result of the Balanced Budget Act of 1997 with an additional reduction of 5% beginning January 1, 1999. The reimbursement rate for certain drugs and biologicals covered under Medicare was also reduced by 5% beginning January 1, 1998. The Company is one of the nation’s largest providers of home oxygen services to patients, many of whom are Medicare recipients, and is therefore significantly affected by this legislation. Medicare oxygen reimbursements account for a significant part of the Company’s on-going revenues. In January 2001, federal legislation was signed into law that provided for a one-time increase, beginning July 1, 2001, in Medicare reimbursement rates for home medical equipment, excluding oxygen related services, based on the consumer price index (“CPI”). There have been no significant increases since this law was passed. Medicare also has the option of developing fee schedules for parenteral and enteral nutrition and home dialysis supplies and equipment, although currently there is no timetable for the development or implementation of such fee schedules. Following promulgation of a final rule, effective February 11, 2003, CMS also has “inherent reasonableness” authority to modify payment rates for all Medicare Part B items and services by as much as 15% per year without industry consultation, publication or public comment, if the rates are determined to be “grossly excessive” or “grossly deficient.” Therefore, the Company cannot be certain that additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company will not occur. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation.”

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

The Company recognizes revenues at the time services are performed. As such, a portion of patient receivables consists of unbilled receivables for which the Company has not obtained all of the necessary medical documentation, but has provided the service or equipment. The Company calculates its allowance for doubtful accounts based upon the type of receivable (billed or unbilled) as well as the age of the receivable. As a receivable balance ages, an increasingly larger allowance is recorded for the receivable. All billed receivables over one year old and all unbilled receivables over 180 days old are fully reserved. Management believes that the recorded allowance for doubtful accounts is adequate and that historical collections substantiate the percentages used in the allowance valuation process. However, the Company is subject to further loss to the extent uncollectible receivables exceed its allowance for doubtful accounts. If the Company were to experience a deterioration in the aging of its accounts receivable due to disruptions or a slow down in cash collections, the Company’s allowance for doubtful accounts and bad debt expense would likely increase from current levels. Conversely, an improvement in the Company’s cash collection trends and in its receivable aging would likely result in a decrease in both the allowance for doubtful accounts and bad debt expense.

The Company’s allowance for doubtful accounts totaled approximately $19.6 million and $23.0 million as of September 30, 2003 and December 31, 2002, respectively.

     Inventory Valuation and Cost of Sales Recognition. Inventories represent goods and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory on an interim basis based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. Any resulting adjustment from these physical counts is charged to cost of sales.

     Rental Equipment Valuation. Rental equipment is rented to patients for use in their homes and is depreciated over the equipment’s estimated useful life. On an annual basis, the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated or obsolete equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for outdated or obsolete equipment. Management records a valuation allowance for its estimate lost, broken, or obsolete rental equipment based upon historical adjustment amounts and believes the recorded rental allowance is adequate. The Company is subject to loss for unrecorded adjustments in excess of its recorded rental equipment valuation allowance. The Company’s rental equipment reserves totaled $0.9 million at September 30, 2003 and December 31, 2002.

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

     Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets acquired. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company was required to adopt the provisions of this statement effective January 1, 2002. SFAS No. 142 requires that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, goodwill and intangible assets with indefinite lives are required to be tested for impairment on an annual basis and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected September 30 as its annual testing date. There was no additional impairment recognized in 2002 or as a result of the Company’s annual impairment testing in September 2003.

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

     Self Insurance. Self-insurance accruals primarily represent managements’ loss estimate for self-insurance or large deductible risks associated with employee health insurance and workers’ compensation insurance. The Company is insured for workers’ compensation, but retains the first $250,000 of each claim. The Company is not maintaining annual aggregate stop loss coverage for claims made in 2003 and did not maintain annual aggregate stop loss coverage for claims made in 2002, as such coverage was not available. Judgments used in determining the accruals related to workers’ compensation include loss development factors, frequency of claims and severity of claims. The liability for estimated workers’ compensation claims totaled approximately $3.8 million and $3.3 million as of September 30, 2003 and December 31, 2002, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2003 and 2002. The estimated liability for health insurance claims totaled approximately $1.9 million and $1.8 million as of September 30, 2003 and December 31, 2002, respectively. The Company reviews health insurance trends and payment history and maintains a an accrual for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims. Judgments include assessing historical paid claims, average lags between the claims’ incurred dates, reported dates and paid dates, the frequency of claims and the severity of claims.

The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. The Company currently maintains cash collateral balances of $4.2 million related to its self-insured obligations, included in other assets.

Management continually analyzes its accrued liabilities for incurred but not reported claims, and for reported but not paid claims related to its self-insurance programs and believes these accruals to be adequate. However, significant judgment is involved in assessing these accruals, and the Company is at risk for differences between actual settlement amounts and recorded accruals, and any resulting adjustments are included in expense once a probable amount is known.

Results of Operations

The Company reports its revenues as follows: (i) sales and related services and (ii) rentals and other revenues. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Cost of rentals and other revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen tanks, rent expense for leased equipment, and rental equipment depreciation expense, and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, division and area management expenses, selling costs, occupancy costs, billing center costs, bad debt expense, and other operating costs. General and administrative expenses include corporate and senior management expenses.

The majority of the Company’s hospital joint ventures are not consolidated for financial statement reporting purposes. Earnings from hospital joint ventures represent the Company’s equity in earnings from unconsolidated hospital joint ventures and management and administrative fees from unconsolidated hospital joint ventures.

     Sale of Assets of Center. In the quarter ended March 31, 2002, the Company recorded a pre-tax gain of $0.7 million related to the sale of the assets of an infusion business and nursing agency (collectively, the “Center”). Effective March 19, 2002, substantially all of the assets of the Center were sold for approximately $1.3 million in cash. During the nine months ended September 30, 2002 the Center generated approximately $1.9 million in total revenues. The proceeds of the sale were used to pay down debt under the Company’s Bank Credit Facility.

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

Based upon the results of the Company’s initial impairment tests, the Company recorded an impairment loss of $68.5 million, with no related tax effect, in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. There was no tax effect on the impairment loss due to the fact that the majority of the related goodwill was non-tax deductible and because of the Company’s federal net operating loss position. The Company conducts annual impairment tests on September 30 of each year unless specific events arise which warrant more immediate testing. The Company completed its annual impairment testing in September 2003. To date there have been no events warranting impairment testing since the Company completed its 2002 annual impairment test in September 2002, nor have any impairments been recorded since the Company recorded its transition impairment upon the adoption of SFAS No. 142. Any subsequent impairment losses will be recognized as an operating expense in the Company’s consolidated statements of operations.

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

The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

		Percentage of Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales and related services	20.7	19.1	20.9	19.9
Cost of rentals and other revenues, including rental equipment depreciation expense	11.4	11.8	10.8	11.0
Operating expenses, including bad debt expense	56.4	58.3	56.4	57.7
General and administrative	5.2	4.7	5.2	5.1
Earnings from unconsolidated joint ventures	(1.2)	(1.3)	(1.4)	(1.4)
Depreciation, excluding rental equipment, and amortization expense	1.1	1.2	1.1	1.3
Amortization of deferred financing costs	—	0.3	—	0.7
Interest expense, net	5.1	2.2	1.7	5.0
Other (income) expense, net	(0.4)	0.9	(0.1)	0.2
Gain on sales of assets of centers	—	—	—	(0.3)
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	—	0.6	—	0.3

Total expenses	98.3%	97.8%	94.6%	99.5%

Income from operations before reorganization items, income taxes and cumulative effect of change in accounting principle	1.7	2.2%	5.4	0.5%
Reorganization items	1.1	5.0	1.5	1.6
Provision for (benefit from) income taxes	0.1	0.1	0.1	(0.8)
Cumulative effect of change in accounting principle	—	—	—	(28.8)

Net income (loss)	0.5%	(2.9)%	3.8%	(29.1)%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues. Revenues increased from $79.0 million for the quarter ended September 30, 2002 to $83.9 million for the same period in 2003, an increase of $4.9 million, or 6.2%. The increase in revenues is a result of the Company’s sales and marketing efforts. Following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues increased from $33.4 million for the quarter ended September 30, 2002 to $36.6 million for the same period of 2003, an increase of $3.2 million, or 9.6%.

Rentals and Other Revenues. Rentals and other revenues increased from $45.6 million for the quarter ended September 30, 2002 to $47.3 million for the same period in 2003, an increase of $1.7 million, or 3.7%.

Cost of Sales and Related Services. Cost of sales and related services increased from $15.1 million for the quarter ended September 30, 2002 to $17.3 million for the same period in 2003, an increase of $2.2 million, or 14.6%. As a percentage of sales and related services revenues, cost of sales and related services increased from 45.2% for the quarter ended September 30, 2002 to 47.3% for the same period in 2003. This increase is primarily attributable to slightly lower gross margins on the Company’s infusion sales in the current quarter.

Cost of Rentals and Other Revenues. Cost of rentals and other revenues increased from $9.3 million for the quarter ended September 30, 2002 to $9.6 million for the same period in 2003, an increase of $0.3 million, or 3.2%. This increase is primarily attributable to a higher level of purchases of oxygen and rental supplies associated with the Company’s growth in rental revenue. As a percentage of rentals and other revenue, cost of rentals and other revenues decreased from 20.4% for the quarter ended September 30, 2002 to 20.3% for the same period in 2003.

Operating Expenses. Operating expenses increased from $46.1 million for the quarter ended September 30, 2002 to $47.3 million for the same period in 2003, an increase of $1.2 million, or 2.6%. This increase is primarily the result of increased insurance expenses and higher personnel-related expenses. As a percentage of revenues, operating expenses decreased from 58.3% to 56.4% for the quarters ended September 30, 2002 and 2003, respectively.

General and Administrative Expenses. General and administrative expenses increased from $3.7 million for the quarter ended September 30, 2002 to $4.3 million for the same period in 2003, an increase of $0.6 million, or 16.2%. This increase is primarily the result of higher professional fees incurred in the current quarter. As a percentage of revenues, general and administrative expenses were 5.2% and 4.7% for the quarters ended September 30, 2003 and 2002, respectively.

Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures remained unchanged at $1.0 million for the quarters ended September 30, 2002 and September 30, 2003.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $1.0 million for the quarter ended September 30, 2002 to $0.9 million for the same period in 2003, a decrease of $0.1 million, or 10.0%. This decrease primarily is attributable to certain property and equipment becoming fully depreciated.

Amortization of Deferred Financing Costs. There was no amortization of deferred financing costs in the quarter ended September 30, 2003 compared to $0.2 million in the same quarter of 2002. This is attributable to the cessation of finance cost amortization and the accelerated write-off of deferred financing costs to reorganization items as of July 31, 2002 as a result of the Bankruptcy Filing on July 31, 2002.

Interest Expense (Income), Net. Interest expense (income), net increased from $1.7 million for the quarter ended September 30, 2002 to $4.3 million for the same period in 2003. This change is attributable to the Company resuming its obligation to record interest expense as a result of its emergence from bankruptcy protection on July 1, 2003. Post-petition interest excluded from the statements of operations for the three months ended September 30, 2002, of $5.1 million, represents the default rate of interest pursuant to the terms described in the Amended Credit Agreement. Interest income for the three months ended September 30, 2003 and 2002 was $0.1 million.

Other (Income) Expense, Net. Other (income) expense, net primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies. A loss of $0.7 million was recorded in the quarter ended September 30, 2002 compared to income of $0.4 million for the same period in 2003.

Chapter 11 Financial Advisory Expenses Incurred Prior to Filing Bankruptcy. In the quarter ended September 30, 2002 the Company incurred $504,000 related to financial advisory and legal services in preparation of a possible Chapter 11 filing due to the Company’s December 2002 debt maturity. No such fees were incurred in the same quarter of 2003.

Provision for Income Taxes. The provision for income taxes remained unchanged at $100,000 for the quarters ended September 30, 2002 and September 30, 2003. The provision is for income subject to state taxes.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The results of operations between 2002 and 2003 are impacted by the asset sale of an infusion center in the first quarter of 2002.

Revenues. Revenues increased from $237.9 million for the nine months ended September 30, 2002 to $249.2 million for the same period in 2003, an increase of $11.3 million, or 4.8%. In March of 2002, the Company sold substantially all of the assets of an infusion center, which contributed $1.9 million in revenue during the first quarter of 2002. Excluding the revenues of the sold center in the first quarter of 2002, same-location revenues for the nine months of 2003 increased $13.2 million, or 5.6%. The increase in revenues is attributable to the Company’s sales and marketing efforts. Following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues increased from $102.0 million for the nine months ended September 30, 2002 to $109.2 million for the same period in 2003, an increase of $7.2 million, or 7.1%. Excluding $1.9 million of sales and related services revenues of the sold center in the first quarter of 2002, same-location sales and related services revenues for the nine months of 2003 increased $9.1 million, or 9.1%.

Rentals and Other Revenues. Rentals and other revenues increased from $135.9 million for the nine months ended September 30, 2002 to $140.0 million for the same period in 2003, an increase of $4.1 million, or 3.0%.

Cost of Sales and Related Services. Cost of sales and related services increased from $47.2 million for the nine months ended September 30, 2002 to $52.1 million for the same period in 2003, an increase of $4.9 million, or 10.4%. As a percentage of sales and related services revenues, cost of sales and related services increased from 46.2% for the nine months ended September 30, 2002 to 47.7% for the same period in 2003. This increase is primarily attributable to a greater level of rental equipment items converted to sales transactions in the current year period. A rental that is converted to a sale typically has a high cost of sales component on the sale portion of the transaction due to the limited sales proceeds paid by the payor.

Cost of Rentals and Other Revenues. Cost of rentals and other revenues increased from $26.1 million for the nine months ended September 30, 2002 to $27.0 million for the same period in 2003, an increase of $0.9 million, or 3.5%. This increase is primarily the result of a higher level of rental equipment depreciation and a higher level of purchases of oxygen and rental supplies associated with the Company’s growth in rental revenue. As a percentage of rentals and other revenue, cost of rentals and other revenues were 19.2% and 19.3% for the nine months ended September 30, 2002 and 2003, respectively.

Operating Expenses. Operating expenses increased from $137.3 million for the nine months ended September 30, 2002 to $140.6 million for the same period in 2003, an increase of $3.3 million, or 2.4%. This increase is primarily the result of increased insurance expenses and higher personnel-related expenses. Bad debt expense was 4.0% of revenue for the nine months ended September 30, 2002 compared to 3.3% of revenue for the same period in 2003. The decrease primarily is the result of operational improvements and processing efficiencies at the Company’s billing centers.

General and Administrative Expenses. General and administrative expenses increased from $12.1 million for the nine months ended September 30, 2002 to $13.0 million for the same period in 2003, an increase of $0.9 million, or 7.4%. This increase is primarily the result of higher professional fees. As a percentage of revenues, general and administrative expenses were 5.1% and 5.2% for the nine months ended September 30, 2002 and 2003, respectively.

Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures remained unchanged at $3.4 million for the nine months ended September 30, 2002 and 2003.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $3.1 million for the nine months ended September 30, 2002 to $2.7 million for the same period in 2003, a decrease of $0.4 million, or 12.9%. This decrease is primarily attributable to certain property and equipment becoming fully depreciated.

Amortization of Deferred Financing Costs. There was no amortization of deferred financing costs for the nine months ended September 30, 2003 compared to $1.8 million in the same period of 2002. This is attributable to the cessation of finance cost amortization and the accelerated write-off of deferred financing costs to reorganization items as of July 31, 2002 as a result of the Bankruptcy Filing on July 31, 2002.

Interest Expense (Income), Net. Interest expense (income), net changed from $11.9 million for the nine months ended September 30, 2002 to $4.2 million for the same period in 2003. This change is attributable to the Company ceasing to record interest expense as a result of the Bankruptcy Filing on July 31, 2002. The Company resumed its obligation to record interest expense as a result of its emergence from bankruptcy protection on July 1, 2003. Post-petition interest excluded from the statements of operations for the nine months ended September 30, 2003 and 2002, of $12.5 million and $5.1 million, respectively, represents the default rate of interest pursuant to the terms described in the Amended Credit Agreement. Interest income for the nine months ended September 30, 2003 and 2002 was $0.3 million and $0.2 million, respectively.

Other (Income) Expense, Net. Other (income) expense, net primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies. Other expense was $0.6 million for the nine month period ended September 30, 2002 compared to $0.3 million of other income for the same period in 2003.

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

Provision for (Benefit from) Income Taxes. The provision for (benefit from) income taxes was $(1.8) million for the nine months ended September 30, 2002 compared to $0.3 million for the nine months ended September 30, 2003. The benefit recorded in 2002 was the result of the enactment of the Job Creation and Workers Assistance Act of 2002. The provision in 2003 is for income subject to state taxes.

Liquidity and Capital Resources

At September 30, 2003, the Company had current assets of $91.8 million and current liabilities of $55.8 million, resulting in working capital of $36.0 million and current ratio of 1.6x as compared to a working capital of $67.1 million and a current ratio of 3.2x at December 31, 2002.

On July 1, 2003, the Company’s Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Approved Plan provides for periodic payments of principal and interest to the Lenders and the unsecured creditors.

The Approved Plan provides that interest is payable monthly on the $250 million secured debt at a rate of 6.785% per annum.

The Approved Plan provides that principal is payable annually on the $250 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one third of the Company’s Excess Cash Flow (as defined in the Approved Plan) for the previous fiscal year. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid on the $250 million secured debt on March 31 of each year. On September 30 of each year, beginning September 30, 2004, the Approved Plan provides that the Company make an estimated payment of the amount due on March 31, based upon the Company’s current cash forecast. The maturity date of the $250 million secured debt is July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250 million secured debt at a rate of 6.785% per annum.

The Approved Plan provides that the Lenders are paid on their unsecured debt semi-annually in six equal installments (on June 30 and December 31 of each year) beginning December 31, 2003. In addition to the scheduled payments referenced above, the Lenders (together with the holders of the general unsecured debt) also receive a payment on March 31, 2004 in the amount of 100% of the Company’s Excess Cash Flow for fiscal year 2003 and a payment on March 31, 2005 in the amount of two-thirds of the Company’s Excess Cash Flow for the previous fiscal year. These payments are defined as Pro Rata Payments in the Approved Plan. Additionally, an estimated prepayment of the Pro Rata Payment was due on September 30, 2003 and will be due on September 30, 2004 in an amount equal to one-half of the anticipated Pro Rata Payment for each fiscal year. Prior to emergence from bankruptcy protection, the Company made adequate protection payments to the Lenders totaling approximately $15.8 million. These payments will be applied to the Lenders’ unsecured debt. The Company made prepayments (including prepayment of the Pro Rata Payment due September 30, 2003) of $14.4 million during the nine months ended September 30, 2003 by the application of $14.4 million of the adequate protection payments previously made to the Lenders. The Approved Plan allows the Company to make prepayments to the Lenders on the Lender unsecured debt, either in whole or in part, at any time without penalty. Any partial prepayments shall reduce and be a credit against any mandatory payments coming due after the time of the prepayment. The maturity date of the Lenders’ unsecured debt is June 30, 2006. The Approved Plan provides that interest is payable on the Lender’s unsecured debt at a rate of 8.3675% per annum.

The Approved Plan provides that the holders of general unsecured debt are paid semi-annually in six equal installments (on June 30 and December 31 of each year) beginning December 31, 2003. In addition to the scheduled payments referenced above, the holders of the general unsecured debt (together with the Lenders as to the Lender unsecured debt) and also receive a payment on March 31, 2004 in the amount of 100% of the Company’s Excess Cash Flow for fiscal year 2003 and a payment on March 31, 2005 in the amount of two thirds of the Company’s Excess Cash Flow for the previous fiscal year. These payments are defined as Pro Rata Payments in the Approved Plan. Additionally, an estimated prepayment of the Pro Rata Payment is due on September 30, 2003 and September 30, 2004 in an amount equal to one-half of the anticipated Pro Rata Payment for each fiscal year. The Company made prepayments of $7.7 million (including prepayment of the Pro Rata Payment due September 30, 2003) during the nine months ended September 30, 2003 to the holders of the general unsecured debt. The Approved Plan allows the Company to make prepayments to the holders of the general unsecured debt, either in whole or in part, at any time without penalty. Any partial prepayments shall reduce and be a credit against any mandatory payments coming due after the time of the prepayment. The maturity date of the general unsecured debt is June 30, 2006. The Approved Plan provides that interest is payable on the general unsecured debt at a rate of 8.3675% per annum.

The Approved Plan treated all unsecured claims totaling less than $10,000 separately from the general unsecured claims. On July 1, 2003, the Company paid, in full, all such unsecured claims.

The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand as it has since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. At September 30, 2003 the Company had cash and cash equivalents of approximately $14.9 million after giving effect to the payments described above.

As a reorganization value of the assets of the Company immediately before confirmation date is greater than the total of all post petition liabilities and allowed claims and the holders of the existing voting shares immediately before the confirmation received more than 50% of the voting shares of the Company, it did not apply the provisions of SOP 90-7 for fresh-start reporting. Upon emergence from bankruptcy protection on July 1, 2003, and prior to the application of payments made on July 1, 2003, approximately $30,552,000 and $284,039,000 of the total liabilities subject to compromise (which was $298,797,000 at June 30, 2003) were classified as current and non-current, respectively, and were offset by a current asset of $9,568,000 and a non-current asset of $6,226,000.

The Company has made all payments due under the Approved Plan as of September 30, 2003, and has pre-paid some of its future obligations.

The Company was required to issue warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001, pursuant to the terms of the Second Amendment to the Fourth Amended and Restated Credit Agreement (which amendment was entered into on April 14, 1999). To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants are exercisable until May 31, 2011, and the remaining fifty percent are exercisable until September 29, 2011. The exercise price of the warrants is $0.01 per share. The Company accounted for the fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000. On July 11, 2003, the Company filed a motion with the Bankruptcy Court seeking approval to reject these warrants as executory contracts. Several warrant holders objected to this motion, and a hearing has been scheduled in the Bankruptcy Court for November 21, 2003 with respect to these issues. If the warrants ultimately are rejected, then the holders of the rejected warrants may have an unsecured claim against the Company.

The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, these interim condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company had net income of $426,000 and $9,283,000 for the three and nine months ended September 30, 2003, respectively and incurred net losses of $2,404,000, $69,345,000 and $61,154,000 for the three and nine months ended September 30, 2002 and the year ended December 31, 2002, respectively. The Company has a shareholders’ deficit of $38,311,000 at September 30, 2003.

Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Reorganization items for the three and nine months ended September 30, 2003 were $920,000 and $3,776,000, respectively, and are comprised primarily of professional fees.

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

These matters among others raised substantial doubt as of December 31, 2002, about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $56.6 million and $55.4 million at September 30, 2003 and December 31, 2002, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 61 days at September 30, 2003 and December 31, 2002. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

Net cash provided by operating activities was $19.7 million and $35.8 million for the nine months ended September 30, 2003 and 2002, respectively. This decrease of $16.1 million is primarily due to the Company’s payment of interest and pre-petition liabilities in the third quarter of 2003. Income before cumulative effect of change in accounting principle increased from $(0.9) million for the nine months ended September 30, 2002 to $9.3 million for the nine months ended September 30, 2003. This increase of $10.2 million is primarily the result of increased revenue and lower bad debt, amortization, and interest expenses. In addition, this increase was partially offset by changes in accounts receivable; inventories; prepaid expenses and other current assets; accounts payable, other payables and accrued expenses; other assets and liabilities; and other noncurrent liabilities increased cash provided by operating activities. These items used cash of $5.5 million for the nine months ended September 30, 2003, while these same items provided cash of $17.7 million for the same period in 2002. Net cash provided by reorganization items totaled $0.2 million for the nine months ended September 30, 2003. Reorganization items consist primarily of professional fees. Net cash used in investing activities was $18.9 million and $15.5 million for the nine months ended September 30, 2003 and 2002, respectively. Additions to property and equipment, net were $21.5 million for the nine months ended September 30, 2003 compared to $19.8 million for the same period in 2002, and proceeds from the sales of assets of centers contributed $1.8 million for the nine months ended September 30, 2002. Net cash used in financing activities was $8.8 million and $6.1 million for the nine months ended September 30, 2003 and 2002, respectively. The cash used in financing activities for the nine months ended September 30, 2003 primarily relates to adequate protection payments to the Lenders of $7.8 million. For the nine months ended September 30, 2002 cash used in financing activities primarily relates to principal payments on debt of $6.1 million. At September 30, 2003 the Company had cash and cash equivalents of approximately $14.9 million.

Future Cash Commitments

The Company’s total contractual obligations and commitments as of and from September 30, 2003 are summarized as follows:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5 & thereafter

Long-term debt	$266,077,000	$5,862,000	$9,607,000	$37,000	$37,000	$250,534,000
Adequate protection payments	(2,196,000)	(2,196,000)	—	—	—	—
Accrued interest on long-term debt	1,958,000	1,958,000	—	—	—	—
Pre-petition accounts payable	8,615,000	2,716,000	5,432,000	467,000	—	—
Accrued interest on pre-petition accounts payable	291,000	291,000	—	—	—	—
OIG settlement	4,000,000	500,000	1,500,000	2,000,000	—	—
Accrued interest on OIG settlement	358,000	358,000	—	—	—	—
Operating lease obligations	35,433,000	12,477,000	9,227,000	9,227,000	3,577,000	925,000

Total contractual cash obligations	$314,536,000	$21,966,000	$25,766,000	$11,731,000	$3,614,000	$251,459,000

In addition to the scheduled cash payments above, the Company is obligated to make excess cash payments on the Lenders’ secured and unsecured debt as well as the pre-petition accounts payable as defined by the Approved Plan. As these payments will be based on excess cash (as defined by the Approved Plan) at future dates, the Company is not able to project the amounts of these payments. As such, the $250 million secured debt, which is all classified in the year 5 and thereafter column per the table above, will likely require principal payments in years 2, 3, and 4. The operating lease obligations presented use information available as of December 31, 2002.

Risk Factors

This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company.

     Medicare Reimbursement for Oxygen Therapy and Other Services. The Company has been affected by previous cuts in Medicare reimbursement rates for oxygen therapy and other services. Additional reimbursement reductions for oxygen therapy services or other services and products provided by the Company could occur. Currently proposed changes in reimbursement for unit dose aerosol medications, if enacted will adversely affect the Company’s revenues and profitability and could be material. A proposed OIG plan to address excessive claims, if enacted, could have a material adverse effect on the Company’s results of operations. Reimbursement reductions already implemented have materially adversely affected the Company’s revenues and net income, and any such future reductions could have a similar material adverse effect.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Medicare Reimbursement for Oxygen Therapy Services.”

     Dependence on Reimbursement by Third-Party Payors. For the nine months ended September 30, 2003, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 52%, 9% and 39%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, capping payment for certain items, decreasing frequency of payment for certain items, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, as well as DSO of 61 days as of September 30, 2003. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

     Substantial Leverage. The Company maintains a significant amount of debt. Indebtedness to the Lenders totals approximately $272.3 million as of September 30, 2003. Under the Approved Plan, a substantial portion of the Company’s cash flow from operations will be dedicated to repaying debt. The Company’s funding of day-to-day operations going forward and of all payments required under the Approved Plan will rely on cash flow and cash on hand. If the Company is unable to generate sufficient cash flow to meet these obligations, it likely would have a material adverse effect on the Company and its ability to continue as a going concern. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions or competitive pressures. See Note 3 to the interim condensed consolidated financial statements “Proceedings Under Chapter 11 of the Bankruptcy Code.”

     Bankruptcy Appeal. On July 1, 2003, the Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Lenders filed an appeal of the order confirming the Approved Plan to the United States District Court. That court affirmed the order confirming the Approved Plan on September 12, 2003. On October 14, 2003, the Lenders filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. That appeal is pending. If the appeal is successful, it could have a material adverse effect on the Company and its ability to continue as a going concern. See Note 3 to the interim condensed consolidated financial statements “Proceedings Under Chapter 11 of the Bankruptcy Code.”

     HIPAA Compliance. The Company’s HIPAA compliance plan will require modifications to existing information management systems and physical security mechanisms, and may require additional personnel as well as extensive training of existing personnel, the full cost of which has not yet been determined. The Company cannot predict the impact that the HIPAA Transaction and Code Set Standards, when fully implemented, will have on operations. The Company’s implementation of mandated HIPAA Transaction and Code Sets has resulted in disruptions to cash collections, and additional disruptions may occur in the future. Further, the Company cannot predict whether all payors and clearinghouses will be fully HIPAA Transaction compliant and able to process electronic claims by the final implementation deadline. Alternative methods of claims submission may be required, possibly resulting in delay in payment, which could have a material adverse effect on the Company’s results of operations, cash flow, and financial condition.

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

     Shareholders’ Liquidity. Effective at the close of business on September 1, 1999, Nasdaq de-listed the Company’s common stock and it is no longer listed for trading on the Nasdaq National Market. The Company’s common stock now trades on the OTC or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board using the Company’s current trading symbol, AHOM. The liquidity of the Company’s common stock and its price have been adversely affected by the trading status of its common stock, which may limit the Company’s ability to raise additional capital and the ability of shareholders to sell their shares.

     Role of Managed Care. As managed care assumes an increasingly significant role in markets in which the Company operates, the Company’s success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the

Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue to experience downward pressure as a result of payors’ efforts to contain or reduce the costs of health care by narrowing the scope of covered services, capping payment for certain items, decreasing frequency of payment for certain items, and negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, unless the Company also decreases its cost for providing services and increases higher margin services, it will experience declining profitability.

     Health Care Initiatives. The health care industry continues to undergo dramatic changes influenced in larger part by federal legislative initiatives. Under the Bush administration, new federal health care initiatives may be launched. For example, adding a prescription drug benefit to Medicare, a patient’s bill of rights, providing an array of protections for managed care patients, changes to Medicare funding and reimbursement, strengthening regulations on excessive payments, and increased scrutiny of billing practices are a few of the initiatives currently under discussion, formally proposed, or being implemented. There can be no assurance that these or other federal legislative and regulatory initiatives will not be adopted in the future. It is also possible that proposed federal legislation will include language that provides incentives to further encourage Medicare recipients to shift to Medicare at-risk managed care programs, potentially limiting patient access to, and reimbursement for, products and services provided by the Company. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of government health care programs or initiatives will not have a material adverse effect on the Company.

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

Recent Accounting Pronouncements

In January, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This Interpretation requires consolidation of variable interest entities (“VIE”) (formerly referred to as “special purpose entities”) if certain conditions are met. The Interpretation applies immediately to VIE’s created after January 31, 2003, and to variable interests obtained in VIE’s after January 31, 2003. Effective with the quarter beginning July 1, 2003, the Interpretation applies also to VIE’s created or variable interests obtained in VIE’s before January 31, 2003. The Company’s adoption of the applicable provisions of this Interpretation did not have an impact on its financial position or results of operations. The Company does not expect the adoption of the remaining provisions of this Interpretation to have an impact on its financial position or results of operations based on current interpretations.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). The Statement requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 1, 2003. The Company did not enter into any financial instruments within the scope of the Statement during June 2003, nor did it have existing arrangements that required changes in accounting treatment.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were adequate. During the fiscal quarter ended September 30, 2003, there has not occurred any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Accountants’ Review Report

The Board of Directors and Shareholders
American HomePatient, Inc.:

We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries (the Company) as of September 30, 2003, the related interim condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003, and the related interim condensed consolidated statement of cash flows for the nine-month period ended September 30, 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended December 31, 2002, were audited by other accountants whose report dated March 20, 2003, expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs relating to the Company restating its 2001 financial statements; the Company changing its method of accounting for goodwill and other intangible assets by adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002; the Company’s bankruptcy reorganization; and the Company’s ability to continue as a going concern. Such consolidated financial statements were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002. Additionally, the interim condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002, and the related interim condensed consolidated statement of cash flows for the nine-month period ended September 30, 2002, were not reviewed or audited by us, and accordingly, we do not express an opinion or any form of assurance on them.

Note 2 and 3 of the Company’s audited financial statements as of December 31, 2002 and for the years then ended disclose that the Company filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The auditors’ report by the other accountants on these financial statements dated March 20, 2003 includes an explanatory paragraph referring to the matters in Notes 2 and 3 of those financial statements, and indicates that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Notes 3 and 6 of the Company’s unaudited interim condensed consolidated financial statements as of September 30, 2003, and for the three and nine months then ended, the Company emerged from bankruptcy protection on July 1, 2003 under a plan of reorganization approved by the bankruptcy court on May 27, 2003 (Approved Plan). The pre-petition lenders have filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit. Under this Approved Plan, the Company will continue to be highly leveraged and subject to substantial debt service requirements. The Company is unable to predict whether it will be able to execute the operational results contemplated by the Approved Plan to meet the debt service requirements of the Approved Plan. The accompanying interim condensed consolidated financial information does not include any adjustments that might result from the outcome of these uncertainties.

KPMG LLP

Nashville, Tennessee November 14, 2003

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

ITEM 5 – OTHER INFORMATION

On October 14, 2003, the Company filed a current report on Form 8-K to disclose, under Item 4, a change to the Company’s independent accountants from Deloitte & Touche, LLP to KPMG, LLP.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

(B)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarterly period ended September 30, 2003:

1)	A current report on Form 8-K was filed on July 2, 2003 to disclose, under Item 5, the Company’s press release announcing that the Company had emerged from bankruptcy protection.

2)	A current report on Form 8-K was filed on August 15, 2003 to disclose, under Item 12, the Company’s press release describing the Company’s results of operations for the second quarter and six months ended June 30, 2003.

3)	A current report on Form 8-K was filed on September 23, 2003 to disclose, under Item 5, the Company’s press release announcing that the United States District Court 6 for the Middle District of Tennessee had rejected the appeal by the Company’s secured lenders of the previously announced order by the U.S. Bankruptcy Court for the Middle District of Tennessee confirming the Company’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.

November 14, 2003	By:	/s/ Marilyn A. O’Hara

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