Form 10-K
period 2003-12-31
AMERICAN HOMEPATIENT INC
filed 2004-03-31
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-19532

AMERICAN HOMEPATIENT, INC.

(Debtor-in-Possession from July 31, 2002 to July 1, 2003)
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

Yes [  ]       No [X]

     The aggregate market value of registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of June 30, 2003 was $19,564,751.

     On March 18, 2004, 16,377,389 shares of the registrant’s $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference

     The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K: Portions of the Registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders.

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “may,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the Company’s business strategy, operations, cost savings initiatives, future compliance with accounting standards, industry, economic performance, financial condition, liquidity and capital resources, existing government regulations and changes in, or the failure to comply with, governmental regulations, the appeal of rulings in the bankruptcy proceeding, legislative proposals for health care reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and changes in reimbursement policies. Such statements are not guarantees of future performance and are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. The forward-looking statements are made as of the date of this Annual Report on Form 10-K and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

     The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Copies of the Company’s reports filed with the SEC may be obtained by the public at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. The Company files such reports with the SEC electronically, and the SEC maintains an Internet site at www.sec.gov that contains the Company’s periodic and current reports, proxy and information statements, and other information filed electronically. The Company’s website address is www.ahom.com. The Company also makes available, free of charge through the Company’s website, a direct link to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other materials filed with the SEC electronically. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

PART I

ITEM 1. BUSINESS

Introduction

     American HomePatient, Inc. and its subsidiaries (collectively, the “Company”) provide home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of December 31, 2003, the Company provided these services to patients primarily in the home through 286 centers in 35 states.

     American HomePatient, Inc. was incorporated in Delaware in September 1991. From its inception through 1997, the Company experienced substantial growth primarily as a result of its strategy of acquiring and operating home health care businesses. Beginning in 1998, the Company’s strategy shifted from acquiring new businesses to focusing more on internal growth, integrating its acquired operations and achieving operating efficiencies. American HomePatient, Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884.

Proceedings under Chapter 11 of the Bankruptcy Code

     Bankruptcy Background. On July 1, 2003, American HomePatient, Inc. emerged from bankruptcy pursuant to a “100% pay plan” whereby the Company’s shareholders retain their equity interest and all of the Company’s creditors and vendors will be paid 100% of all amounts they are owed, either immediately or over time with interest. American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) originally filed voluntary petitions on July 31, 2002 for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”).

     These cases (the “Chapter 11 Cases”) were consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. On January 2, 2003, the Debtors filed their Second Amended Joint Plan of Reorganization (the “Proposed Plan”), proposed by the Debtors and the Official Committee of Unsecured Creditors appointed by the Office of the United States Trustee in the Chapter 11 Cases. The holders of the Company’s senior debt (the “Lenders”) objected to the Proposed Plan. On May 15, 2003, the Bankruptcy Court entered a memorandum opinion overruling the Lenders’ objections to the Proposed Plan. On May 27, 2003, the Bankruptcy Court entered an Order confirming the Proposed Plan (“Confirmation Order”) (hereafter referred to as the “Approved Plan”). On June 30, 2003, the United States District Court for the Middle District of Tennessee (the “District Court”) rejected the Lenders’ request to stay the effective date of the Approved Plan.

     Overview of the Approved Plan. On July 1, 2003, the Company’s Approved Plan, which is attached as an exhibit hereto, became effective and the Company successfully emerged from bankruptcy protection.

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

     Pursuant to the Approved Plan, the Company’s secured debt to the Lenders is quantified at $250.0 million and is evidenced by a promissory note in that amount and is secured by various security agreements. To the Company’s knowledge, the Lenders have not executed the agreements as of the date of this filing. The Company is no longer a party to a credit agreement. The remainder of the amounts due to the Lenders at July 1, 2003 over and above the $250.0 million is treated as unsecured.

     Treatment of the Lenders’ Secured Debt. The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the Company’s Excess Cash Flow (as defined in the Approved Plan) for the previous fiscal year. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. Thus an estimated prepayment is due on September 30, 2004 in an amount equal to one-half of the anticipated payment due on March 31, 2005. The maturity date of the $250.0 million secured debt is July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.

     Treatment of the Lenders’ Unsecured Debt and the General Unsecured Debt. The Approved Plan treats the general unsecured debt and the Lenders’ unsecured debt in the same manner. Principal and accrued interest is payable semi-annually in six equal installments (on June 30 and December 31 of each year) beginning December 31, 2003. Interest accrues on this unsecured debt at an annual rate of 8.3675%. In addition to the six scheduled payments, the holders of the unsecured debt also received an estimated prepayment of the Pro Rata Payment (as defined in the Approved Plan) on September 30, 2003, and will receive a payment on March 31, 2004 in the amount of 100% of the Company’s Excess Cash Flow for fiscal year 2003, if any and a payment on March 31, 2005 in the amount of two-thirds of the Company’s Excess Cash Flow for the previous fiscal year, if any. Additionally, an estimated prepayment is due on September 30, 2004 in an amount equal to one-half of the anticipated March 2005 payment.

     The Approved Plan allows the Company to make prepayments to holders of unsecured debt, either in whole or in part, at any time without penalty, which prepayments reduce and are a credit against any subsequent mandatory payments.

     Prior to emergence from bankruptcy protection, the Company made adequate protection payments to the Lenders totaling approximately $15.8 million. Pursuant to the Approved Plan all of the adequate protection payments have been applied to the Lenders’ unsecured debt during 2003 as part of the 2003 scheduled payments and prepayments have been made.

     The Company has made all payments due under the Approved Plan as of December 31, 2003, and has also prepaid some of its obligations thereunder. As of December 31, 2003, the Lenders were owed approximately $261.2 million, comprised of $250.0 million of secured debt and $11.2 million of unsecured debt. The remaining general unsecured claims (excluding the Government Settlement) as of December 31, 2003 were approximately $6.3 million.

     Treatment of Small Unsecured Claims. On July 1, 2003, the Company paid, in full, unsecured claims that individually totaled $10,000 or less, according to the provisions of the Approved Plan. The total of these payments was $3.3 million.

     Warrant Rejection Appeal. The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject the warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt. The warrant holders have appealed the damages calculation determined in this ruling. If the appeal is successful, the amount owed to the warrant holders could substantially increase, which could materially adversely affect the Company’s cash flow and results from operations.

     Appeal of Confirmation of the Approved Plan. The Lenders also filed an appeal to the District Court of the order confirming the Approved Plan. On September 12, 2003 the District Court issued an opinion affirming in all respects the Confirmation Order. The Lenders have filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit. The Company intends to vigorously defend the Confirmation Order entered by the Bankruptcy Court and upheld by the District Court.

Business

     The Company provides home health care services and products consisting primarily of respiratory therapy services, infusion therapy services and the rental and sale of home medical equipment and home health care supplies. For the year ended December 31, 2003, such services and products represented 69%, 13% and 18% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. The Company’s objective is to be a leading provider of home health care products and services in the markets in which it operates. The Company’s centers are strategically located to achieve the market penetration necessary for the Company to be a cost-effective provider of comprehensive home health care services to managed care and other third-party payors.

     As of December 31, 2003, the Company provided services to patients primarily in the home through 286 centers in the following 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin.

     Prior to 1998, the Company had significantly expanded its operations through a combination of home health care acquisitions and joint ventures and strategic alliances with integrated health care delivery systems. Since 1998, the Company has not acquired any businesses or developed any new joint ventures other than converting certain 50% owned joint ventures to wholly owned operations during 1999 and 2000. At December 31, 2003 the Company is investor in and manager of eleven joint ventures.

     During 2003, the Company dissolved one of its previously owned 50% joint ventures as a result of the withdrawal of the hospital partner from the joint venture. At the time the joint venture was dissolved, the Company assumed two branches previously owned by the joint venture. As a result of these transactions, the results of operations of these assumed joint venture branches have been consolidated into the financial results of the Company beginning on the date of the conversions to wholly-owned operations. Previously, this joint venture was accounted for under the equity method.

     The Company does not anticipate renewing its acquisition or joint venture development activities during 2004. It continues to focus its efforts on internal operational matters.

     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) establishes standards for the way that public business enterprises or other enterprises that are required to file financial statements with the Securities and Exchange Commission (“SEC”) report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company manages its business as one reporting segment.

Services and Products

     The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,
	2003	2002	2001
Home respiratory therapy services	69%	66%	60%
Home infusion therapy services	13	14	17
Home medical equipment and home health supplies	18	20	23

Total	100%	100%	100%

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

     The respiratory services that the Company provides include the following:

•	Oxygen systems to assist patients with breathing. There are three types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary room air to provide a continuous flow of oxygen; (ii) liquid oxygen systems, which are portable, thermally-insulated containers of liquid oxygen which can be used as stationary units and/or as portable options for patients; and (iii) high pressure oxygen cylinders, which are used primarily for portability as an adjunct to oxygen concentrators. Oxygen systems are prescribed by physicians for patients with chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems.

•	Nebulizers to deliver inhalation drugs to patients. Nebulizer compressors are used to administer aerosolized medications (such as albuterol) to patients with asthma, bronchitis, chronic obstructive pulmonary disease, and cystic fibrosis. “AerMeds” is the Company’s registered marketing name for its aerosol medications program.

•	Home ventilators to sustain a patient’s respiratory function mechanically in cases of severe respiratory failure when a patient can no longer breathe independently.

•	Non-invasive positive pressure ventilation (“NPPV”) to provide ventilation support via a face mask for patients with chronic respiratory failure and neuromuscular diseases.

This therapy enables patients to receive positive pressure ventilation without the invasive procedure of intubation.

•	Continuous positive airway pressure (“CPAP”) and bi-level positive airway pressure therapies to force air through respiratory passage-ways during sleep. These treatments are used on adults with obstructive sleep apnea (“OSA”), a condition in which a patient’s normal breathing patterns are disturbed during sleep.

•	Apnea monitors to monitor and to warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome.

•	Home sleep screenings and related diagnostic equipment to detect sleep disorders and the magnitude of such disorders.

•	Home respiratory evaluations and related diagnostic equipment to assist physicians in identifying, monitoring and managing their respiratory patients.

     Oxygen systems comprised approximately 35% of the Company’s total 2003 revenues. Inhalation drugs and nebulizers comprised approximately 13% and 2%, respectively, of the Company’s total 2003 revenues. All other respiratory products and services comprised approximately 19% of the Company’s total 2003 revenues. The Company provides respiratory therapy services at all but six of its 286 centers.

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

     Home infusion therapy involves the administration of nutrients, antibiotics and other medications intravenously (into the vein), subcutaneously (under the skin), intramuscularly (into the muscle), intrathecally (via spinal routes), epidurally (also via spinal routes) or through feeding tubes into the digestive tract. The primary infusion therapy services that the Company provides include the following:

•	Enteral nutrition is the infusion of nutrients through a feeding tube inserted directly into the functioning portion of a patient’s digestive tract. This long-term therapy is often prescribed for patients who are unable to eat or to drink normally as a result of a neurological impairment such as a stroke or a neoplasm (tumor).

•	Anti-infective therapy is the infusion of anti-infective medications into a patient’s bloodstream typically for 5 to 14 days to treat a variety of serious bacterial and viral infections and diseases.

•	Total parenteral nutrition (“TPN”) is the long-term provision of nutrients through central vein catheters that are surgically implanted into patients who cannot absorb adequate nutrients enterally due to a chronic gastrointestinal condition.

•	Pain management involves the infusion of certain drugs into the bloodstream of patients, primarily terminally or chronically ill patients, suffering from acute or chronic pain.

•	Other infusion therapies include chemotherapy, hydration, growth hormone and immune globulin therapies.

     Enteral nutrition services account for approximately 6% of the Company’s total revenues in 2003. Antibiotic therapy, TPN, and pain management and other infusion revenues accounted for approximately 7% of the Company’s total revenues in 2003. Enteral nutrition services are provided at most of the Company’s centers, and the Company currently provides other infusion therapies in 45 of its 286 centers.

     Home Medical Equipment and Medical Supplies. The Company provides a comprehensive line of equipment and supplies to serve the needs of home care patients. Revenues from home equipment and supplies are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment. Sales of home medical equipment and medical supplies account for 18% of the Company’s revenues in 2003.

Operations

     Organization. Currently, the Company’s operations are divided into two geographic divisions, each headed by a division vice president. Each division is further divided into geographic areas with each area headed by an area vice president. There are a total of 12 geographic areas within the Company. Each area vice president oversees the operations of approximately 17 - 35 centers. Management believes this field organizational structure enhances management flexibility and facilitates communication by enabling a greater focus on local market operations. Area vice presidents focus on revenue development, cost control and assist local management with decision-making to improve responsiveness in local markets. The Company’s billing centers report directly to the corporate reimbursement department under the leadership of the Vice President of Reimbursement and four directors of compliance and reimbursement. This organizational structure adds specialized knowledge and focused management resources to the billing, compliance and reimbursement functions.

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

     The Company has achieved what management believes is an appropriate balance between centralized and decentralized management. Management believes that home care is a local business dependent in large part on personal relationships and, therefore, provides the Company’s operating managers with a significant degree of autonomy to encourage prompt and effective responses to local market demands. In conjunction with this local operational authority, the Company provides, through its corporate office, sophisticated management support, compliance oversight and training, marketing and managed care expertise, sales training and support, product development, and financial and information systems. The Company retains centralized control over those functions necessary to monitor quality of patient care and to maximize operational efficiency. Services performed at the corporate office include financial and accounting functions, treasury, corporate compliance, human resources, reimbursement oversight, sales and marketing support, clinical policy and procedure development, regulatory affairs and licensure, and information system design.

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

     Management Information Systems. Management believes that periodic refinement and upgrading of its management information systems, which permit management to monitor closely the activities of the Company’s centers, is important to the Company’s business. The Company’s financial systems provide, among other things, monthly budget analyses, trended financial data, financial comparisons to prior periods, and comparisons among Company centers. These systems also provide a means for management to monitor key statistical data for each center, such as accounts receivable, payor mix, cash collections, revenue mix and expense trends. Additionally, Medicare and other third party claims are billed electronically through the Company’s systems, thereby facilitating and improving the timeliness of accounts receivable collections. The Company also maintains a communication network that provides company-

wide access to email and the Internet. The Company maintains an intranet program, AMNET, which is a productivity driven, secure site focused on reducing paperwork, disseminating information throughout the Company, and facilitating communication among the Company’s employees.

     Corporate Compliance. The Company’s goal is to operate its business with honesty and integrity, and in compliance with the numerous laws and regulations that govern its operations. The Company’s corporate compliance program is designed to help accomplish these goals through employee training and education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits and other programs. The Company’s corporate compliance program is monitored by its Vice President of Compliance and Government Affairs, Assistant Compliance Officer and Compliance Committee. The Compliance Committee, which meets quarterly, is comprised of the Company’s President and CEO, Chief Operating Officer, Chief Financial Officer, Vice President of Reimbursement, and both division vice presidents. There can be no assurance that the Company’s compliance activities will prevent or detect violations of the governing laws and regulations. See “Business - Government Regulation.”

Hospital Joint Ventures

     The Company owns 50% of nine home health care businesses, and 70% of two other home health care businesses that were operational as of December 31, 2003. The remaining ownership percentage of each business is owned by local hospitals. The Company is solely responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The operations of the 70% owed joint ventures are consolidated with the operations of the Company. The operations of the 50% owned joint ventures are not consolidated with the operation of the Company and are instead accounted for, by the Company, under the equity method. The Company has not developed any new joint ventures since 1998.

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

     The following table lists the Company’s hospital joint venture partners and locations for all joint ventures as of December 31, 2003:

Hospital Joint Venture Partner	Locations
Baptist Medical Center (5 hospitals)	Montgomery, AL
Baptist Medical System (3 hospitals)	Benton, Conway, Little Rock, North Little Rock, AR
Central Carolina Hospital	Sanford, NC
Conway Hospital	Conway, SC *
Frye Regional Medical Center/Grace Hospital/Caldwell Memorial	Franklin, Hickory, Lenoir, Maiden, NC
Midlands Health Resources (12 hospitals)	Beatrice, Hastings, Lincoln, Norfolk, Omaha, NE; Atlantic, IA, Clarinda, IA
Peninsula Regional Medical Center	Salisbury, MD; Onancock, VA
Piedmont Medical Center	Rock Hill, SC
Spruce Pine Community Hospital	Asheville, Marion, Spruce Pine, NC
West Branch Medical Center	West Branch, MI
Wallace Thompson Hospital	Union, SC *

*	70% owned consolidated joint venture. All others are 50% owned non-consolidated joint ventures.

Revenues

     The Company derives substantially all of its revenues from third-party payors, including Medicare, private insurers and Medicaid. Medicare is a federally funded and administered health insurance program that provides coverage for beneficiaries who require certain medical services and products. Medicaid is a state administered reimbursement program that provides reimbursement for certain medical services and products. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Revenues are recorded net of estimated adjustment for billing errors or other reimbursement adjustments. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to such reimbursements are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

     Sales and related services revenues include all product sales to patients and are derived from the provision of infusion therapies, the sale of home health care equipment and medical supplies, the sale of aerosol medications and respiratory therapy equipment, and supplies and services related to the delivery of these products. Sales revenues are recognized at the time of delivery, and are billed using fixed fee schedules based upon the type of product and the payor when the Company has obtained the properly completed Certificate for Medical Necessity (“CMN”) from the health care provider, when applicable. Rentals and other patient revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapy. All rentals of equipment are provided by the Company on a month-to-month basis and are billed and recorded as revenue using fixed monthly fee schedules based upon the type of rental and the payor when the Company has obtained the properly completed CMN from the health care provider, when applicable. The fixed monthly fee encompasses the rental of the product as well as the delivery set-up and instruction by the product technician.

     The following table sets forth the percentage of the Company’s revenues from each source indicated for the years presented:

	Year Ended December 31,
	2003	2002	2001
Medicare	53%	52%	49%
Private pay, primarily private insurance	38	38	41
Medicaid	9	10	10

Total	100%	100%	100%

     Because the Company derives a significant portion of its revenues from Medicare and Medicaid reimbursement, material changes in reimbursement have a material impact on our revenues and, consequently, on our business operations and financial results. Reimbursement levels typically are subject to downward pressure as the federal and state governments seek to reduce expenditures under the Medicare and Medicaid programs. Thus, since its inception the Company has experienced numerous reductions related to its products and services and regularly learns of proposals for other reductions, some of which are subsequently implemented as proposed or in a modified form. The Company anticipates that future reductions will occur, whether through administrative action, legislative changes, or otherwise.

     In September 2003, the Office of Inspector General Department of Health and Human Services the (OIG) approved Operation Wheeler-Dealer, which will subject power wheelchairs and power operated vehicles to more intense scrutiny to assure the Medicare beneficiaries receiving these products do in fact have medical necessity. The result of Operation Wheeler-Dealer is an expected increase in the number of post-payment and pre-payment Medicare audits.

     In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act reduces Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in January 2004 and others beginning in January 2005.

     Effective January 1, 2004, a provision in the Act required that reimbursement for virtually all durable medical equipment (“DME”) and infusion drugs used with DME be frozen at the reimbursement level in effect on October 1, 2003. The freeze will remain in effect until the roll out of a national competitive bidding system scheduled to begin in 2007. The competitive bidding for DME will be required in the top ten (10) Metropolitan Statistical Areas (MSAs) in 2007 with the next 80 MSAs scheduled for roll out in 2009. In addition, in January 2005, the Medicare reimbursement for 16 durable medical and respiratory items will be reduced to the median rate of Federal Employee Health Benefit Plan (FEHBP) fee schedule.

     Also effective January 1, 2004 a provision in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 required that the reimbursement rate for inhalation drugs used with a nebulizer be reduced from 95% of the average wholesale price (AWP) to 80% of AWP. Beginning January 1, 2005, the reimbursement for inhalation drugs will be further reduced to the average manufacturer’s sales price plus six percent (ASP + 6%).

     In February 2004 the executive branch of the federal government released the fiscal year 2005 budget for the Department of Health and Human Services that contained a provision to eliminate the Medicare capped rental program which in turn, would eliminate reimbursement of the semi-annual maintenance billing and fourteenth and fifteenth months of rent on equipment in this payment category.

Collections

     The Company has four key initiatives in place to maintain and/or improve collections of accounts receivable: (i) proper staffing and training; (ii) process redesign and standardization; (iii) consolidation of billing center activities; and (iv) billing center specific goals geared toward improved cash collections and reduced accounts receivable.

     Net patient accounts receivable at December 31, 2003 was $56.9 million compared to net patient accounts receivable of $54.2 million at December 31, 2002.

     An important indicator of the Company’s accounts receivable collection efforts is the monitoring of the days sales outstanding (“DSO”). The Company monitors DSO trends for each of its branches and billing centers, and for the Company in total, as part of the management of the billing and collections process. An increase in DSO usually indicates a breakdown in processes at the billing centers and/or branches. A decline in DSO usually results from process improvements and improved cash collections. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. The table below shows the Company’s DSO for the periods indicated and is calculated by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days:

	Year Ended December 31,
	2003	2002	2001
DSO	60 days	61 days	68 days

     The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The decrease in DSO and net patient receivables between 2001 and 2003 is due to improved collection results on current billings and improved timeliness in obtaining necessary billing documentation. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

     Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue which reports the amount of sales and rental revenues which have not yet been billed to the payor’s due to incomplete documentation or the receipt of the CMN. At December 31, 2003 and 2002, the amount of unbilled revenue was $10.2 million and $10.8 million, respectively, net of reserves.

     During 2003, the Company closed five of its stand alone billing centers and three billing locations that were located within its branches. These centers were closed to gain efficiencies by the consolidation of billing activity into existing billing centers that have a history of higher performance. The closure of these billing centers allowed the Company to increase productivity and gain efficiency in its billing and collection processes, which in turn has improved the Company’s DSO, reduced bad debt expense as a percentage of revenue, and reduced the cost to bill and collect patient revenue. As of December 31, 2003, the Company operated 19 stand alone billing centers.

Sales and Marketing

     Over the past three years, the Company has increased its focus on sales and marketing efforts in an effort to improve revenues. Relatively few barriers exist to entry into local markets served by the Company, resulting in substantial competition from new market entrants. Additionally, in larger markets, regional and national providers account for a significant portion of the Company’s competition. Furthermore, some of the Company’s present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company. With this in mind, the Company has increased its focus on sales and marketing efforts over the past three years in an effort to improve revenues. Continuing these efforts will be critical to the Company’s success. Management believes that the competitive factors most important in the Company’s lines of business are quality of care and service, reputation with referral sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources and the range of services offered. The Company’s marketing efforts are therefore focused on cost effectively positioning the Company to remain competitive and responsive to the expressed needs of our referral sources and patients while identifying and implementing strategies to achieve maximum revenue growth.

Competition

     The home health care industry is consolidating but remains highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. There are still relatively few barriers to entry in the local markets served by the Company, and it may encounter substantial competition from new market entrants. In the larger markets, regional and national providers account for a significant portion of competition. Management believes that the competitive factors most important in the Company’s lines of business are quality of care and service, reputation with referral sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources, competitive prices, and the range of services offered.

     Third-party payors and their case managers actively monitor and direct the care delivered to their beneficiaries. Accordingly, relationships with such payors and their case managers and inclusion within preferred provider and other networks of approved or accredited providers has become a prerequisite, in many cases, to the Company’s ability to serve many of the patients it treats. Similarly, the ability of the Company and its competitors to align themselves with other health care service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services, substantially discounted prices, and geographic coverage.

Branch Locations

     Following is a list of the Company’s 286 home health care centers as of December 31, 2003.

Alabama	Florida	Kentucky	Nebraska	Ohio	South Dakota	Virginia
Alexander City	Crawfordville	Bowling Green	Beatrice[1]	Bryan	Sioux Falls	Charlottesville
Andalusia	Daytona Beach	Danville	Hastings[1]	Chillicothe		Chesapeake
Birmingham	Ft. Myers	Jackson	Lincoln[1]	Cincinnati	Tennessee	Farmville
Dothan	Ft. Walton Beach	Lexington	Norfolk[1]	Dayton	Ashland City	Harrisonburg
Fayette	Gainesville	London	Omaha[1]	Heath	Chattanooga	Onancock[1]
Florence	Jacksonville	Louisville		Mansfield	Clarksville	Richmond
Foley	Leesburg	Paducah	Nevada	Maumee	Cookeville	Salem
Huntsville	Longwood	Pineville	Las Vegas	Springfield	Dayton
Mobile	Panama City	Somerset		Twinsburg	Dickson	Washington
Montgomery[1]	Pensacola		New Jersey	Worthington	Erin	Tacoma
Russellville	Port St. Lucie	Maine	Cedar Grove	Zanesville	Huntingdon	Yakima
Sylacauga	Rockledge	Bangor			Jackson
Tuscaloosa	St. Augustine	Rumford	New Mexico	Oklahoma	Johnson City	West Virginia
	Tallahassee 2		Alamogordo	Antlers	Kingsport	Hinton
Arizona	Tampa	Maryland	Albuquerque	Bartlesville	Knoxville	Lewisburg
Globe	Winter Haven	Cumberland	Clovis	Claremore	Murfreesboro	Rainelle
Phoenix		Salisbury[1]	Farmington	Enid	Nashville	Wheeling
	Georgia		Grants	Muskogee	Oak Ridge
Arkansas	Albany	Michigan	Las Cruces	Tulsa	Oneida	Wisconsin
Batesville	Brunswick	West Branch[1]	Roswell		Tullahoma	Burlington
Benton[1]	Dublin			Pennsylvania	Union City	Eau Claire
Conway[1]	Eastman	Minnesota	New York	Brookville		Madison
El Dorado	Evans	Albert Lea	Albany	Burnham	Texas	Marshfield
Ft. Smith 2	Rossville	Rochester	Auburn	Camp Hill	Austin	Milwaukee
Harrison	Savannah	Red Wing	Cheektowaga	Chambersburg	Bay City	Minocqua
Hot Springs	Valdosta		Geneva	Clearfield	Brownwood	Onalaska
Jonesboro 2	Waycross	Mississippi	Hudson	Danville	Bryan	Racine
Little Rock[1] 2		Tupelo	Hurley	Erie	Conroe
Lowell	Illinois		Marcy	Everett	Corpus Christi
Mena	Collinsville	Missouri	Oneonta	Harrisburg	Dallas
Mtn. Home	Mt. Vernon	Cameron	Painted Post	Johnstown	Harlingen
N. Little Rock[1]	Peoria	Columbia	Poughkeepsie	Kane	Hereford
Paragould	Springfield	Festus	Watertown	Lock Haven	Houston
Pine Bluff		Hannibal	Webster	Mt. Pleasant	Lake Jackson
Russellville	Iowa	Ironton		Philipsburg	Laredo
Salem	Atlantic[1]	Joplin	North Carolina	Pittsburgh	Longview
Searcy	Cedar Rapids	Kansas City	Asheboro	Pottsville	Lubbock
Warren	Clarinda[1]	Kirksville	Asheville[1]	State College	Lufkin
	Coralville	Mountain Grove	Charlotte	Titusville	McAllen
Colorado	Davenport	Osage Beach	Concord	Trevose	Mount Pleasant
Cortez	Decorah	Perryville	Franklin[1]	Warren	Nacogdoches
Denver	Des Moines	Potosi	Gastonia	Waynesboro	Paris
Durango	Dubuque	Rolla	Hickory[1]	Wilkes-Barre	Plainview
Pagosa Springs	Fort Dodge	Springfield	Lenoir[1]	York	San Angelo
	Marshalltown	St. Louis	Maiden[1]		San Antonio
Connecticut	Mason City	St. Peters	Marion[1]	South Carolina	Temple
New Britain	Ottumwa	St. Robert	Monroe	Columbia	Texarkana
Waterbury	Sioux City	Warrensburg	Newland	Conway[1]	Tyler
	Spencer		Salisbury	Florence	Victoria
Delaware	Waterloo		Sanford[1]	Greenville	Waco
Dover	West Burlington		Spruce Pine[1]	N. Charleston
Newark			Whiteville	Rock Hill[1]
	Kansas		Wilmington	Union[1]
	Pittsburg		Winston-Salem

[1]	Owned by a joint venture.

[2]	City has multiple locations.

Supplies and Equipment

     The Company centrally purchases home medical and respiratory equipment, prescription drugs, solutions and other materials and products required in connection with the Company’s business from select suppliers.

Insurance

     The Company maintains a commercial general liability policy which is on a claims-made basis. This insurance is renewed annually and includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1.0 million per claim with a $5.0 million product liability annual aggregate and a $5.0 million general liability annual aggregate. The Company’s professional liability policy is on a claims-made basis and is renewable annually with per claim coverage limits of up to $1.0 million per claim and $5.0 million in the aggregate. The Company retains the first $100,000 of each professional or general liability claim subject to $400,000 in the aggregate. The defense costs are included within the limits of insurance. The Company also maintains excess liability coverage with limits of $20.0 million per claim and $20.0 million in the aggregate. Management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as an additional insured. However, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage. Liabilities in excess of these aggregate amounts are the responsibility of the insurer.

     The Company is insured for auto liability coverage for $1.0 million per accident. The Company retains the first $250,000 of each claim. The Company is insured for workers’ compensation, but retains the first $250,000 risk exposure of each claim. The insurance carrier is responsible for amounts in excess of $250,000 on each claim. Liabilities below the $250,000 limit for each claim are the responsibility of the Company. The Company provides reserves for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The Company did not maintain annual aggregate stop-loss coverage for the years 2003, 2002 and 2001, as such coverage was not available.

     The Company is self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop-loss coverage of $13.3 million for 2003. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2003 and 2002, and had unlimited lifetime reimbursements for 2001. Liabilities in excess of these aggregate amounts are the responsibility of the insurer. The Company provides reserves for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The differences between actual settlements and reserves are included in expense once a probable amount is known. The Company has purchased insurance protecting its directors and officers for a limit of $20.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

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

Employees

     At December 31, 2003, the Company had approximately 3,100 full-time employees, 144 part-time employees and 207 employees used on an “as needed” basis only. Approximately 135 individuals were employed at the corporate office in Brentwood, Tennessee. None of the employees work under a union contract.

Trademarks

     The Company owns and uses a variety of marks, including American HomePatient®, AerMeds®, Redism, EnterCaresm, Resourcesm, EnSpiresm, OPUSsm, SLEEPsm, Go Paperlesssm and Personal Caring Servicesm which have either been registered at the federal or state level or are being used pursuant to common law rights.

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

     The Company’s operations are also subject to a series of laws and regulations dating back to 1987 that apply to the Company’s operations. Changes have occurred from time to time since 1987, including reimbursement reductions and changes to payment rules.

     The Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims to the government for payment. False Claims Act penalties for violations can include sanctions, including civil monetary penalties.

     As a provider of services under the federal reimbursement programs such as Medicare, Medicaid and TRICARE, the Company is subject to the federal statute known as the anti-kickback statute, also known as the “fraud and abuse law.” This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of patients for government-reimbursed health care services.

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

     In 1996, the Health Insurance Portability and Accountability Act (“HIPAA”) introduced a new category of federal criminal health care fraud offenses. If a violation of a federal criminal law relates to a health care benefit, then an individual is guilty of committing a Federal Health Care Offense. The specific offenses are: health care fraud, theft or embezzlement, false statements, obstruction of an investigation, and money laundering. These crimes can apply to claims submitted not only to government reimbursement programs such as Medicare, Medicaid and TRICARE, but to any third-party payor, and carry penalties including fines and imprisonment. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: (1) Privacy Standards had a compliance date of April 14, 2003; (2) Transactions and Code Sets Standards required compliance by October 16, 2002, except as extended by one year to October 16, 2003 for providers that filed a compliance extension form by October 15, 2002; and (3) Security Standards which were published in final form on February 2, 2003 and have a compliance date of April 21, 2005.

     The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a CMN signed by a physician. In January 1999, the OIG published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan. The Company has created and implemented a compliance program, which it believes meets the elements of the OIG’s Model Plan for the industry. As part of its compliance program, the Company performs internal audits of the adequacy of billing documentation. The Company’s policy is to voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that are identified in this process and that cannot be corrected. The Company periodically reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations; however, certain proceedings have been and may in the future be commenced against the Company alleging violations of applicable laws governing the operation of the Company’s business and its billing practices.

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

     Legal Proceedings. The following is a summary of the Company’s material legal proceedings:

     On June 11, 2001, a settlement agreement (the “OIG Settlement” or “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. An installment of $880,000, including interest of $380,000, was due and paid on March 11, 2004. The Company also paid the relator’s attorneys fees and expenses. Pursuant to the Approved Plan, the amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement. As of December 31, 2003, the Company had reserved $4,380,000 for its future obligations pursuant to the Government Settlement.

     On July 1, 2003, the Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Lenders filed an appeal of the order confirming the Approved Plan to the United States District Court. That court affirmed the order confirming the Approved Plan on September 12, 2003. On October 14, 2003, the Lenders filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. That appeal is pending. If the appeal is successful, it could have a material adverse effect on the Company and its ability to continue as a going concern. See “Business – Proceedings Under Chapter 11 of the Bankruptcy Code.”

     The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject the warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Company has recorded a liability of $846,000, which is the damages claim owing to the Lenders because of the rejection of the warrants as determined by the Bankruptcy Court. This liability will be paid to the warrant holders as an unsecured claim pursuant to the terms of the Approved Plan if they are unsuccessful in their appeal. The warrant holders have appealed the damages calculation determined in this ruling. If the appeal is successful, the amount owed to the warrant holders could be substantially higher, which could have a material adverse affect on the Company’s cash flow and results from operations.

Risk Factors

     This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.

     Medicare Reimbursement Reductions. In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act reduces Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in January 2004 and others beginning in January 2005. See “Business - Revenues.” These reductions will have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Dependence on Reimbursement by Third-Party Payors. For the year ended December 31, 2003, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 53%, 9% and 38%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Substantial Leverage. The Company maintains a significant amount of debt. The secured claim of the Lenders as of December 31, 2003 was $250.0 Million. The unsecured claim of the Lenders as of December 31, 2003 was approximately $11.2 million. The amount of general unsecured debt (excluding the Government Settlement) due to other creditors at December 31, 2003 was $6.3 million. Required payments to the Lenders and general unsecured creditors are detailed in “Business – Proceedings Under Chapter 11 of the Bankruptcy Code.” Due to the amount of debt, a substantial portion of our cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions or competitive pressures and the inability to pay debt would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

     Bankruptcy Appeal. On July 1, 2003, the Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Lenders filed an appeal of the order confirming the Approved Plan to the United States District Court. That court affirmed the order confirming the Approved Plan on September 12, 2003. On October 14, 2003, the Lenders filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. That appeal is pending. If the appeal is successful, it could have a material adverse effect on the Company. See “Business – Proceedings Under Chapter 11 of the Bankruptcy Code.”

     Warrant Rejection Appeal. The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject the warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt. The warrant holders have appealed the damages calculation determined in this ruling. If the appeal is successful, the amount owed to the warrant holders could substantially increase, which could materially adversely affect the Company’s cash flow and results from operations.

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

     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, representing DSO of 60 days as of December 31, 2003. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

     Health Care Initiatives. The health care industry continues to undergo dramatic changes influenced in large part by federal legislative initiatives. New federal health care initiatives likely will continue to arise. There can be no assurance that these or other federal legislative and regulatory initiatives will not be adopted in the future. One or more of these initiatives could limit patient access to, or the Company’s reimbursement for, products and services provided by the Company. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of government health care programs or initiatives will not have a material adverse effect on the Company.

     Role of Managed Care. As managed care plays an increasingly significant role in markets in which the Company operates, the Company’s success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue to experience downward pressure as a result of payors’ efforts to contain or reduce the costs of health care by increasing case management review of services, retrospective payment audits, and negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, it will experience declining profitability, unless the Company also decreases its cost for providing services and increases higher margin services.

     Liquidity. Trading of the Company’s common stock under its current trading symbol, AHOM, is conducted on the over-the-counter bulletin board which may limit the Company’s ability to raise additional capital and the ability of shareholders to sell their shares.

     HIPAA Compliance. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: (1) Privacy Standards had a compliance date of April 14, 2003; (2) Transactions and Code Sets Standards required compliance by October 16, 2002, except as extended by one year to October 16, 2003 for providers that filed a compliance extension form by October 15, 2002; and (3) Security Standards which were published in final form on February 2, 2003 and have a compliance date of April 21, 2005. The Company has filed its compliance extension form and is actively pursuing its strategies toward compliance with the final Privacy Standards and Transaction and Code Sets Standards. The Company’s HIPAA compliance plan will require modifications to existing information management systems and physical security mechanisms, and may require additional personnel as well as extensive training of existing personnel, the full cost of which has not yet been determined. The Company cannot predict the impact that final regulations, when fully implemented, will have on its operations. The Company’s implementation of mandated HIPAA Transaction and Code Sets has resulted in disruptions to cash collections, and additional disruptions may occur in the future. Further, the Company cannot predict whether all payors and clearinghouses will be fully HIPAA Transaction compliant and able to process electronic claims by the final implementation deadline. Alternative methods of claims submission may be required, possibly resulting in delay in payment, which could have a material adverse effect on the Company’s result of operations, cash flow, and financial condition.

     Ability to Attract and Retain Management. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. The Company’s historical financial results and reimbursement environment, among other factors, may limit the Company’s ability to attract and retain qualified personnel, which in turn could adversely affect profitability.

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

     Liability and Adequacy of Insurance. The provision of healthcare services entails an inherent risk of liability. Certain participants in the home healthcare industry may be subject to lawsuits that may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The

Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company’s insurance coverage will not arise. A successful claim against the Company in excess of the Company’s insurance coverage could have a material adverse effect upon the results of operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company’s ability to attract patients or to expand its business. In addition, the Company is self-insured for its workers’ compensation insurance and employee health insurance and is at risk for claims up to individual stop loss and aggregate stop loss amounts.

ITEM 2. PROPERTIES

     As of December 31, 2003, the Company’s corporate headquarters occupied approximately 29,000 square feet leased in the Parklane Building, Maryland Farms Office Park, Brentwood, Tennessee. The Company entered into an amended lease effective January 1, 2003 that reduced this leased space to 12,000 square feet. The amended lease has a base monthly rent of $42,000 and expires in January 2009.

     The Company owns a facility in Waterloo, Iowa, which consists of approximately 35,000 square feet and owns a 50% interest in its center in Little Rock, Arkansas, which consists of approximately 15,000 square feet.

     The Company leases the operating space required for its remaining home health care and billing centers. A typical center occupies between 2,000 and 6,000 square feet and generally combines showroom, office and warehouse space, with approximately two-thirds of the square footage consisting of warehouse space. Lease terms on most of the leased centers range from three to five years. Management believes that the Company’s owned and leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

     A summary of the Company’s material legal proceedings is set forth in “The Business – Government Regulation – Legal Proceedings.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Trading of the Company’s common stock is conducted on the Over the Counter Bulletin Board (OTCBB) using the trading symbol, AHOM.OB. The following table sets forth representative bid quotations of the common stock for each quarter of calendar years 2003 and 2002. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. See “Business – Risk Factors – Liquidity.”

	Bid Quotations
Fiscal Period	High	Low
2003 1st Quarter	$0.29	$0.12
2003 2nd Quarter	$1.60	$0.20
2003 3rd Quarter	$2.95	$1.30
2003 4th Quarter	$2.75	$1.15
2002 1st Quarter	$0.85	$0.40
2002 2nd Quarter	$0.72	$0.25
2002 3rd Quarter	$0.36	$0.20
2002 4th Quarter	$0.38	$0.15

     On March 25, 2004, there were 1,686 holders of record of the common stock and the closing sale price for the common stock was $1.68 per share.

     The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business or for debt service and no cash dividends will be paid. See – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     Information regarding the Company’s equity compensation plans is incorporated by reference to the Company’s definitive proxy statement (“Proxy Statement”) for its 2004 annual meeting of stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data below is derived from the audited financial statements of the Company and should be read in conjunction with those statements, thereto. The dissolution of joint ventures in 1999 and 2000, the sales of non-core assets in 2001 and 2002, the bankruptcy filing in 2002, and the cumulative effect of a change in accounting principle in 2002 affect the comparability of the financial data presented.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share data)
Income Statement Data:
Revenues	$336,181	$319,632	$347,047	$356,670	$355,145
Cost of sales and related services	69,494	63,528	78,884	85,473	90,142
Cost of rentals and other revenues, including rental equipment depreciation expense	36,265	34,976	35,239	39,146	39,681
Operating expenses	187,604	180,854	192,862	200,570	209,737
General and administrative expenses	17,212	16,239	15,693	15,823	13,895
Earnings from joint ventures	(4,778)	(4,590)	(4,759)	(5,301)	(303)
Depreciation, excluding rental equipment, and amortization expense	3,640	4,075	10,776	11,480	14,282
Amortization of deferred financing costs	160	1,779	3,082	2,517	1,778
Interest (excluding post-petition interest), net	8,785	11,461	27,772	30,207	26,642
Other (income) expense, net	(708)	243	(115)	321	(115)
(Gain) loss on sales of assets of centers	—	(667)	55	—	—
Restructuring costs	—	—	—	—	(1,450)
Goodwill impairment	—	—	—	—	40,271
Provision for litigation settlement	—	—	—	7,500	—
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	—	818	—	—	—

Total expenses	317,674	308,716	359,489	387,736	434,560

Income (loss) from operations before reorganization items, income taxes and cumulative effect of change in accounting principle	18,507	10,916	(12,442)	(31,066)	(79,415)
Reorganization items	4,082	5,497	—	—	—
Provision for (benefit from) income taxes	400	(1,912)	450	600	20,445

Income (loss) before cumulative effect of change in principle	14,025	7,331	(12,892)	(31,666)	(99,860)
Cumulative effect of change in accounting principle	—	(68,485)	—	—	—

Net income (loss)	$14,025	$(61,154)	$(12,892)	$(31,666)	$(99,860)

Income (loss) before cumulative effect of change in accounting principle per share - basic	$0.86	$0.45	$(0.79)	$(2.01)	$(6.55)

Income (loss) before cumulative effect of change in accounting principle per share - diluted	$0.74	$0.39	$(0.79)	$(2.01)	$(6.55)

Net income (loss) per share - basic	$0.86	$(3.74)	$(0.79)	$(2.01)	$(6.55)

Net income (loss) per share - diluted	$0.74	$(3.29)	$(0.79)	$(2.01)	$(6.55)

Weighted average shares outstanding - basic	16,368,000	16,358,000	16,251,000	15,783,000	15,236,000
Weighted average shares outstanding - diluted	19,000,000	18,607,000	16,251,000	15,783,000	15,236,000

	Year Ended December 31,
	2003	2002		2001	2000	1999
	(dollars in thousands)
Balance Sheet Data:
Working capital (deficit)	$20,117	$67,055		$(240,436)	$(240,437)	$60,530
Total assets	284,040	290,943		347,040	378,514	424,000
Total debt and capital leases, including current portion	262,914	280,765	(1)	283,696	299,152	315,422
Liabilities subject to compromise	—	307,829		—	—	—
Shareholders’ (deficit) equity	(34,249)	(47,594)		13,549	26,239	56,988

(1)	Excluding adequate protection payments of $8.0 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company provides home health care services and products to patients through its 286 centers in 35 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors. As a result, prices for the Company’s products and services are set by the payors and not by the Company. Since the Company cannot affect pricing, it can improve operating results primarily by increasing revenues and controlling expenses. It can improve cash flow by limiting the amount of time that it takes to collect payment after delivering products and services. Key indicators of performance include:

     Sales and Rentals. Operating in an industry with pre-set prices makes it crucial to increase revenues by increasing the volume of sales and rentals. Over the past three years, the Company has increased its focus on sales and marketing efforts in an effort to improve revenues. Continuing these efforts will be critical to the Company’s success. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product line and branch location and region. Management’s goal is to identify geographic or product line weaknesses and take corrective actions. Shareholders should realize that reductions in reimbursement levels can more than offset increased sales and rentals. See “Trends, Events, and Uncertainties - Reimbursement Changes and the Company’s Response.”

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense as a percentage of net revenue has decreased in the past three years from 4.6% in 2001 to 3.6% for 2002 to 3.1% for 2003. Management’s goal is to further lower this percentage in 2004, but management anticipates that the rate of decrease may be less in 2004.

     Cash Flow. The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand as it has since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. The Approved Plan also obligates the Company to pay Excess Cash Flow (as defined in the Approved Plan attached as an exhibit hereto) to creditors to reduce the Company’s debt. The nature of the Company’s business requires substantial capital expenditures in order to buy the equipment used to generate revenues. As a result, management views cash flow as particularly critical to the Company’s operations. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). Management attempts to monitor and improve cash flow in a number of ways, including inventory utilization analysis, cash flow forecasting, and accounts receivable collection. In that regard, the length of time that it takes to collect receivables can have a significant impact on the Company’s liquidity as described below in “Days Sales Outstanding.”

     Days Sales Outstanding. DSO is a tool used by management to assess collections and the consequent impact on cash flow. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company monitors DSO trends for each of its branches and billing centers, and for the Company in total, as part of the management of the billing and collections process. An increase in DSO usually indicates a breakdown in processes at the billing centers. A decline in DSO usually results from process improvements and improved cash collections. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. The decrease in DSO in the past three years from 68 in 2001 to 61 in 2002 to 60 in 2003 is due to improved collection results on current billings and improved timeliness in obtaining necessary billing documentation. Management’s goal is to lower DSO in 2004.

     Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue which reports the amount of sales and rental revenues which have not yet been billed to the payor’s due to incomplete documentation or the receipt of the CMN. At December 31, 2003 and 2002, the amount of unbilled revenue net of reserves was $10.2 million and $10.8 million, respectively

     Productivity and Profitability. As discussed above, the fixed priced reimbursement in our industry makes it particularly important to control expenses. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are productivity analysis and profitability analysis. For instance, management analyzes billing center productivity using measures such as monthly revenue processed per full time equivalent (FTE) and monthly claims processed per FTE, with the goal of increasing productivity and eliminating the resulting excess capacity. This analysis has enabled the Company to consolidate billing centers and reduce expenses. Moreover, it helps identify and standardize best practices and identify and correct deficiencies. Similarly, the Company monitors its business on a branch, region, and product-line basis to identify opportunities for gains in productivity and to target growth or contraction. This analysis has led to the past closure or sale of businesses and to the expansion of product lines and new sales initiatives. Management anticipates that further closures and consolidation will occur in light of the Medicare reimbursement reductions recently implemented. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”

Trends, Events, and Uncertainties

     From time to time changes occur in our industry or our business such that it is reasonably likely that aspects of our future operating results will be materially different than our historical operating results. Sometimes these matters have not occurred but their existence is sufficient as to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. The Company attempts to identify and describe these trends, events, and uncertainties to assist investors in assessing the likely future performance of the Company. Investors should understand that these matters typically are new, sometimes are unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that can result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will effect the Company. As a result, investors are encouraged to use this and other information to ascertain for themselves the likelihood that past performance is indicative of future performance.

     The following trends, events, and uncertainties have been identified by the Company as reasonably likely to materially affect the comparison of historical operating results reported herein to either other past period results or to future operating results:

     Reimbursement Changes and the Company’s Response. The reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) will negatively impact the Company’s future operating results, liquidity and capital resources. Management believes that the reimbursement reductions scheduled to take effect January 1, 2005 with respect to the Company’s inhalation drug business, which constitutes approximately 13% of the Company’s total 2003 revenues, will have the greatest impact on the Company’s operating results. Management believes that the scheduled reductions could force providers to exit the inhalation drug business, which in turn could create difficulties for Medicare beneficiaries needing inhalation drugs to obtain these drugs under current Medicare regulations. Management is taking a number of steps in an effort to reduce the expected impact of the reimbursement reductions contained in the Act including initiatives to grow revenues, improve productivity, and reduce costs. The Company also is undertaking a number of efforts, including lobbying lawmakers and regulators, aimed at addressing the Medicare patient drug availability issues created by the inhalation drug reimbursement reductions scheduled for January 1, 2005, with the hope of modifying the pricing changes for inhalation drugs to avoid patient drug availability issues. The magnitude of the adverse impact that the Act’s reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of these efforts, but the adverse impact will be material in 2005 and beyond. Management’s projections for 2004 indicate that the Company will likely offset much of the 2004 impact through revenue growth and cost reductions. However, as with all projections, there can be no guarantee that management’s projections will be achieved.

     The provision in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 required that the reimbursement rate for inhalation drugs used with a nebulizer be reduced from 95% of the average wholesale price (AWP) to 80% of AWP. Beginning January 1, 2005, the reimbursement for inhalation drugs will be further reduced to the average manufacturer’s sales price plus six percent (ASP + 6%).

     Included in the Act is a freeze in the reimbursement rates for certain durable medical equipment at those in effect on October 1, 2003. These reimbursement rates will remain in effect until each of the Company’s locations is included in the competitive bidding process, which is scheduled to begin in 2007. In addition, the reimbursement for 16 durable medical and respiratory items will be reduced to the median Federal Employee Health Benefit Plan rate which some analysts estimate to be a cut of approximately 10% on average.

     In February 2004 the executive branch of the federal government released the fiscal year 2005 budget for the Department of Health and Human Services that contained a provision to eliminate the Medicare capped rental program. Under the current provisions of Medicare regulations, the Company receives rental payments for certain durable medical equipment for fifteen months and then receives a semi-annual maintenance payment which is equal to one month’s rent. The proposed budget would eliminate the rental payments for the fourteenth and fifteenth months and reimburse durable medical equipment repair costs at actual cost, eliminating the semi-annual payment. The items affected by this proposed budget and durable medical equipment items traditionally rented to Medicare and Medicaid patients, such as hospital beds, wheelchairs, nebulizers, etc. As the budget has not yet been approved, the magnitude of the adverse impact that the budget could have on the Company’s future operating results is not yet known.

     HIPAA. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: (1) Privacy Standards had a compliance date of April 14, 2003; (2) Transactions and Code Sets Standards required compliance by October 16, 2002, except as extended by one year to October 16, 2003 for providers that filed a compliance extension form by October 15, 2002; and (3) Security Standards which were published in final form on February 2, 2003 and have a compliance date of April 21, 2005. The Company has filed its compliance extension form and is actively pursuing its strategies toward compliance with the final Privacy Standards and Transaction and Code Sets Standards. The Company’s HIPAA compliance plan will require modifications to existing information management systems and physical security mechanisms, and may require additional personnel as well as extensive training of existing personnel, the full cost of which has not yet been determined. The Company cannot predict the impact that final regulations, when fully implemented, will have on its operations. The Company’s implementation of mandated HIPAA Transaction and Code Sets has resulted in disruptions to cash collections, and additional disruptions may occur in the future. Further, the Company cannot predict whether all payors and clearinghouses will be fully HIPAA Transaction compliant and able to process electronic claims by the final implementation deadline. Alternative methods of claims submission may be required, possibly resulting in delay in payment, which could have a material adverse effect on the Company’s result of operations, cash flow, and financial condition

     Approved Plan. On July 1, 2003, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) emerged from bankruptcy pursuant to a 100% pay plan (the “Approved Plan”) whereby shareholders retained their equity interest and the Company’s creditors and vendors will be paid 100% of amounts they are owed, either immediately or over time with interest. The Approved Plan fixed the interest on the Company’s debt at 6.785% for the secured debt and 8.3675% for the unsecured debt, thus eliminating all material interest rate risk for the Company. Pursuant to the Approved Plan, the Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants held by the Lenders that represented approximately 20% of the Company’s outstanding common stock. The Lenders now are entitled to an additional unsecured claim of approximately $846,000, which is the judicially determined damages claim stemming from rejection of the warrants as of July 30, 2002, the date immediately prior to the Company’s bankruptcy filing. The warrant holders have appealed the damages determination in this ruling. If the appeal is successful, the amount owed to the warrant holders could substantially increase, which could materially adversely affect the Company’s cash flow and results from operations. The Approved Plan set terms for repayment of the Company’s outstanding debt and other terms, all as described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     The Lenders have also filed an appeal of the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit appealing both the Bankruptcy Court’s determination of the amount of their secured claim and the interest rates on both the secured and unsecured portions of their claims. The Company intends to vigorously defend the Confirmation Order entered by the Bankruptcy Court and upheld by the District Court, and the Company anticipates professional and other fees will be incurred in 2004 in connection with the appeal process. See “Recent Developments – Proceedings under Chapter 11 of the Bankruptcy Code.”

     Sale of Assets. The Company sold various assets during 2001 and used $12.7 million in proceeds to repay secured debt. In March 2002, the Company sold the assets of an infusion business and a nursing agency for $1.3 million in cash and used the proceeds to repay secured debt.

     Product Mix. The Company’s strategy for 2003 was to maintain a diversified offering of home health care services reflective of its current business mix. For 2004, respiratory services will remain a primary focus along with home medical equipment rental and enteral nutrition products and services.

     Financial Presentation. The accompanying consolidated financial statements for 2003 have been prepared on a going concern basis and in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7. Accordingly, these consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. Revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are reported separately as reorganization items. Cash used for reorganization items is disclosed separately in the consolidated statements of cash flows. Since the Company emerged from bankruptcy, the accompanying consolidated financial statements for 2003 have not been presented, as during the bankruptcy proceedings, to reflect liabilities subject to compromise.

Critical Accounting Policies and Estimates

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

     Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the credit-worthiness and collectibility of amounts due from its patients. Approximately 62% of the Company’s 2003 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided or when merchandise or equipment are delivered to patients. Revenues are recorded net of estimated adjustments for billing errors or other reimbursement adjustments. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as an adjustment to revenue in the year finalized.

     Sales and related services revenues include all product sales to patients and are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol medications and respiratory therapy equipment and supplies, and services related to the delivery of these products. Sales revenues are recognized at the time of delivery using fixed fee schedules based upon the type of product and the payor, and are billed when the Company has obtained the properly completed CMN from the healthcare provider, where applicable. Rentals and other patient revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapy. All rentals of equipment are provided by the Company on a month-to-month basis and are billed using fixed monthly fee schedules based upon the type of rental and the payor, when the Company has obtained the properly completed CMN from the healthcare provider, where applicable. The fixed monthly fee encompasses the rental of the product as well as the delivery and the set-up and instruction by the product technician.

     The Company recognizes revenues at the time services are performed or products are delivered. As such, a portion of patient receivables consists of unbilled revenue for which the Company has not obtained all of the necessary medical documentation, but has provided the service or equipment. The Company calculates its allowance for doubtful accounts based upon the type of receivable (billed or unbilled) as well as the age of the receivable. As a receivable balance ages, an increasingly larger allowance is recorded for the receivable. All billed receivables over one year old and all unbilled receivables over 180 days old are fully reserved. Management believes that the recorded allowance for doubtful accounts is adequate and that historical collections substantiate the percentages used in the allowance valuation process. However, the Company is subject to further loss to the extent uncollectible receivables exceed its allowance for doubtful accounts. If the Company were to experience a deterioration in the aging of its accounts receivable due to disruptions or a slow down in cash collections, the Company’s allowance for doubtful accounts and bad debt expense would likely increase from current levels. Conversely, an improvement in the Company’s cash collection trends and in its receivable aging would likely result in a decrease in both the allowance for doubtful accounts and bad debt expense.

     The Company’s allowance for doubtful accounts totaled approximately $17.5 million and $23.0 million as of December 31, 2003 and 2002, respectively.

     Inventory Valuation and Cost of Sales Recognition. Inventories represent goods and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory on an interim basis at a standard rate, based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. The Company records a valuation allowance for its estimated count adjustments and the difference between inventory actual costs and standard costs. The Company is subject to loss for inventory adjustments in excess of the recorded inventory valuation allowance. The inventory valuation allowance was $0.6 million at December 31, 2003 and 2002.

     Rental Equipment Valuation. Rental equipment is rented to patients for use in their homes and is depreciated over the equipment’s estimated useful life. On an annual basis, the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated, damaged, or obsolete equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for damaged, outdated, or obsolete equipment. Management records a valuation allowance for its estimated lost, damaged, outdated, or obsolete rental equipment based upon historical adjustment amounts and believes the recorded rental allowance is adequate. The Company is subject to loss for unrecorded adjustments in excess of its recorded rental equipment valuation allowance. The Company’s rental equipment reserves totaled $0.9 million at December 31, 2003 and 2002.

     Valuation of Long-lived Assets. Management evaluates the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management utilizes estimated undiscounted future cash flows to determine if an impairment exists. When this analysis indicates an impairment exists, the amount of loss is determined based upon a comparison of estimated fair value with the carrying value of the asset. While management believes that the estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the evaluations.

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

     Upon adoption of SFAS No. 142, goodwill was tested for impairment by comparing the fair value of goodwill to the carrying value of goodwill. The fair value was determined using a combination of analyses which included discounted cash flow calculations, market multiples and other market information. Key assumptions used in these estimates include projected operating results, discount rates and peer market multiples. The implied fair value of goodwill did not support the carrying value of goodwill primarily due to the Company’s highly leveraged capital structure, which resulted in impairment of $68.5 million. This impairment charge was recorded as a cumulative effect of a change in accounting principle in the first quarter of 2002. There was no tax effect on the impairment loss due to the fact that the majority of the related goodwill was non-tax deductible and because of the Company’s federal net operating loss position. There was no additional impairment recognized in 2002 or as a result of the Company’s annual impairment testing in September 2003. Additionally, as a result of the potential impact of the Medicare Prescription Drug Impact and Modernization Act of 2003, which was enacted in December 2003, the Company performed an impairment test of goodwill at December 31, 2003 and concluded that the carrying value of goodwill did not exceed its fair value.

     Self Insurance. Self-insurance accruals primarily represent managements’ loss estimate for self-insurance or large deductible risks associated with workers’ compensation insurance. The Company is insured for workers’ compensation, but retains the first $250,000 of risk exposure for each claim. The Company is not maintaining annual aggregate stop loss coverage for claims made in 2003 and did not maintain annual aggregate stop loss coverage for claims made in 2002, as such coverage was not available. Judgments used in determining the accruals related to workers’ compensation include loss development factors, frequency of claims and severity of claims. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The liability for estimated workers’ compensation claims totaled approximately $2.9 million and $3.3 million as of December 31, 2003 and 2002, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

     The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintained annual aggregate stop loss coverage of $13.3 million for 2003. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2003 and 2002 and had unlimited lifetime reimbursements for 2001. The estimated liability for health insurance claims totaled approximately $2.0 million and $1.8 million as of December 31, 2003 and 2002, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred unpaid reported claims and for but not reported claims based upon its assessment of lag time in reporting and paying claims. Judgments include assessing historical paid claims, average lags between the claims’ incurred dates, reported dates and paid dates, the frequency of claims and the severity of claims.

     The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. The Company currently maintains cash collateral balances of $4.2 million related to its self-insured obligations, which is included in other assets.

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

RESULTS OF OPERATIONS

Summary of Statement of Operations Reporting

     The Company reports its revenues as follows: (i) sales and related services revenues; and (ii) rentals and other revenues. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and medical supplies, the sale of aerosol medications and respiratory therapy equipment and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Cost of rentals and other revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen cylinders, rent expense for leased equipment, and rental equipment depreciation expense, and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, division and area management expenses, selling costs, occupancy costs, billing center costs, bad debt expense and other operating costs. General and administrative expenses include corporate and senior management expenses. The majority of the Company’s joint ventures are not consolidated for financial statement reporting purposes. Earnings from joint ventures with hospitals represent the Company’s equity in earnings from unconsolidated joint ventures and management and administrative fees from unconsolidated joint ventures.

     The following table and related discussion set forth items from the Company’s consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Revenues	100%	100%	100%
Cost of sales and related services	21	20	23
Cost of rentals and other revenues, including rental equipment depreciation	11	11	10
Operating expenses	55	57	55
General and administrative expense	5	5	5
Earnings from joint ventures	(1)	(1)	(1)
Depreciation, excluding rental equipment, and amortization	1	1	3
Amortization of deferred financing costs	—	1	1
Interest expense, net	3	3	8
Other expense (income), net	—	—	—
(Gain) loss on sales of assets of centers	—	—	—
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	—	—	—

Total expenses	95	97	104

Income (loss) from operations before reorganization items, income taxes and cumulative effect of change in accounting principle	5	3	(4)
Reorganization items	1	2	—
Provision for (benefit from) income taxes	—	(1)	—
Cumulative effect of change in accounting principle	—	(21)	—

Net income (loss)	4%	(19)%	(4)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Revenues increased from $319.7 million in 2002 to $336.2 million in 2003, an increase of $16.5 million, or 5.2%. During the first quarter of 2002, the Company sold the assets of an infusion business and nursing agency. Excluding the revenues recorded in the first quarter of 2002 associated with the asset sale, revenue for the current year would have increased $18.4 million or 5.8% compared to last year. The increase in revenue is the result of the Company’s sales and marketing efforts. Following is a discussion of the components of revenues:

     Sales and Related Services Revenues. Sales and related services revenues increased from $137.7 million in 2002 to $148.1 million in 2003, an increase of $10.4 million, or 7.6%. Excluding the revenue recorded in the first quarter of 2002 associated with the asset sale, sales revenue for the current year would have increased $12.3 million or 9.1%. The increase in sales revenues is primarily the result of increased sales in aerosol medications and respiratory assist devices, due to the Company’s addition of sales personnel and an increase in selling costs in a focused effort to increase this line of business.

     Rentals and Other Revenues. Rentals and other revenues increased from $182.0 million in 2002 to $188.1 million in 2003, an increase of $6.1 million, or 3.4%. The increase in rental revenues is primarily the result of increased rentals in oxygen equipment and respiratory assist devices, which is the result of the Company’s sales and marketing efforts.

     Cost of Sales and Related Services. Cost of sales and related services increased from $63.5 million in 2002 to $69.5 million in 2003, an increase of $6.0 million, or 9.5%. As a percentage of sales and related services revenues, cost of sales and related services increased from 46.1% for 2002 to 46.9% for 2003. This increase is primarily attributable to a greater level of rental equipment items converted to sales transactions in the current year.

     Cost of Rentals and Other Revenues. Cost of rentals and other revenues increased from $35.0 million in 2002 to $36.3 million in 2003, an increase of $1.3 million, or 3.7%. This increase is primarily the result of a higher level of rental equipment depreciation and a higher level of purchases of oxygen and rental supplies associated with the Company’s growth in oxygen rentals and respiratory assist devices. As a percentage of rentals and other revenues, cost of rentals and other revenues increased from 19.2% in 2002 to 19.3% in 2003.

     Operating Expenses. Operating expenses increased from $180.9 million in 2002 to $187.6 million in 2003, an increase of $6.7 million, or 3.7%. This increase is attributable to higher personnel-related expenses and increased liability and workers’ compensation insurance costs. Bad debt expense as a percentage of net revenue decreased from 3.6% for 2002 to 3.1% for 2003. The decrease is primarily the result of continued operational improvements and processing efficiencies at the Company’s billing centers.

     General and Administrative Expenses. General and administrative expenses increased from $16.2 million in 2002 to $17.2 million in 2003, an increase of $1.0 million, or 6.2%. This increase is attributable to higher personnel expenses and professional fees. As a percentage of revenues, general and administrative expenses remained constant at 5.1% for 2002 and 2003.

     Earnings from Joint Ventures. Earnings from joint ventures increased slightly from $4.6 million in 2002 to $4.8 million in 2003, an increase of $0.2 million, or 4.4%.

     Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $4.1 million in 2002 to $3.6 million in 2003, a decrease of $0.5 million, or 12.2%. The decrease is attributable to certain property and equipment becoming fully depreciated. Effective January 1, 2002 the Company adopted the provisions of SFAS No. 142 and accordingly, ceased the amortization of its goodwill.

     Amortization of Deferred Financing Costs. Amortization of deferred financing costs decreased from $1.8 million in 2002 to $0.2 million in 2003, a decrease of $1.6 million, or 88.9%. This decrease is mainly attributable to the cessation of finance cost amortization and the accelerated write-off of deferred financing costs to reorganization items as of July 31, 2002 as a result of the Bankruptcy Filing on July 31, 2002. The amortization of deferred financing costs in 2003 relates to a 2003 ruling by the Bankruptcy Court regarding the valuation of warrants, which resulted in an additional deferred financing cost of $0.2 million.

     Interest Expense (Income), Net. Interest expense decreased from $11.5 million in 2002 to $8.8 million in 2003, a decrease of $2.7 million, or 23.5%. The decrease is the result of the timing of the Company’s filing for and emergence from bankruptcy protection. During the period the Company was in bankruptcy, from July 31, 2002, through July 1, 2003, the Company was not required to pay interest on the Lender debt.

     Other (Income) Expense, Net. Other (income) expense, net primarily relates to investment gains or losses associated with collateral interest in split dollar life insurance policies. Other expense was $0.2 million for 2002 compared to $0.7 million of other income for 2003.

     Chapter 11 Financial Advisory Expenses Incurred Prior to Filing Bankruptcy. During 2002, the Company incurred $0.8 million related to financial advisory and legal services in preparation of the bankruptcy filing due to the Company’s December 2002 debt maturity. All bankruptcy related fees incurred during the period the Company was in bankruptcy are included in reorganization items.

     Gain on Sales of Assets of Centers. In the first quarter of 2002, the Company recorded a gain of $0.7 million on the sale of the assets of an infusion business and nursing agency. The Company did not sell assets of centers in 2003.

     Reorganization Items. During 2002 and 2003, the Company incurred certain expenses totaling $5.5 million and $4.1 million, respectively as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. These expenses are comprised of the write-off of deferred financing costs, provision for future lease rejection damages, and professional and other fees.

     Provision for (Benefit from) Income Taxes. The provision for (benefit from) income taxes increased from $(1.9) million in 2002 to $0.4 million in 2003, an increase of $2.3 million, or 121.1%. The benefit recorded in 2002 was the result of the enactment of the Job Creation and Workers Assistance Act of 2002. This act provides the Company with the ability to carryback additional net operating losses. The provision for income taxes recorded in 2003 is primarily for state and local taxes.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues. Revenues decreased from $347.0 million in 2001 to $319.7 million in 2002, a decrease of $27.3 million, or 7.9%. During 2001, the Company sold the assets of three infusion centers, two respiratory and home medical equipment centers, and all of its rehab centers, in addition to the sale of substantially all of the assets of one infusion center during the first quarter of 2002. As a result of these asset sales, revenues were negatively impacted by $33.4 million for the year ended 2002. Without these asset sales, revenue for 2002 would have increased by $6.1 million or 1.8% compared to 2001. Following is a discussion of the components of revenues:

     Sales and Related Services Revenues. Sales and related services revenues decreased from $163.6 million in 2001 to $137.7 million in 2002, a decrease of $25.9 million, or 15.8%. The 2001 sales of assets of three infusion centers, two respiratory and home medical equipment centers, and all of the rehab centers, as well as the sale of the assets of an infusion center during the first quarter of 2002, negatively impacted sales in 2002 by approximately $31.8 million.

     Rentals and Other Revenues. Rentals and other revenues decreased from $183.4 million in 2001 to $182.0 million in 2002, a decrease of $1.4 million, or 0.8%. The 2001 sales of two respiratory and home medical equipment centers negatively impacted rental revenue in 2002 by approximately $1.6 million.

     Cost of Sales and Related Services. Cost of sales and related services decreased from $78.9 million in 2001 to $63.5 million in 2002, a decrease of $15.4 million, or 19.5%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 48.2% for 2001 to 46.1% for 2002. This decrease is primarily attributable to the sales of the infusion centers and the rehab centers, which contributed lower margins.

     Cost of Rentals and Other Revenues. Cost of rentals and other revenues decreased from $35.2 million in 2001 to $35.0 million in 2002, a decrease of $0.2 million, or 0.6%. As a percentage of rentals and other revenues, cost of rentals and other revenues remained constant at 19.2% for 2001 and 2002.

     Operating Expenses. Operating expenses decreased from $192.9 million in 2001 to $180.9 million in 2002, a decrease of $12.0 million, or 6.2%. This decrease is attributable to reduced operating expense as a result of the sales of certain centers during 2001 and the first quarter of 2002 as well as a $4.4 million reduction in bad debt expense. Bad debt expense as a percentage of net revenue decreased from 4.5% for 2001 to 3.6% for 2002.

     General and Administrative Expenses. General and administrative expenses increased from $15.7 million in 2001 to $16.2 million in 2002, an increase of $0.5 million, or 3.2%. This increase is attributable to higher personnel expenses, rent expense, and consulting fees. As a percentage of revenues, general and administrative expenses were 4.5% for 2001 and 5.1% for 2002.

     Earnings from Joint Ventures. Earnings from Joint Ventures decreased slightly from $4.8 million in 2001 to $4.6 million in 2002, a decrease of $0.2 million, or 4.2%.

     Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $10.8 million in 2001 to $4.1 million in 2002, a decrease of $6.7 million, or 62.0%. Effective January 1, 2002 the Company adopted the provisions of SFAS No. 142 and accordingly, ceased the amortization of its goodwill. Amortization expense related to goodwill was $5.6 million for 2001. The remaining decrease is primarily attributable to certain property and equipment becoming fully depreciated.

     Amortization of Deferred Financing Costs. Amortization of deferred financing costs decreased from $3.1 million in 2001 to $1.8 million in 2002, a decrease of $1.3 million, or 41.9%. This decrease is primarily attributable to the cessation of finance cost amortization and the accelerated write-off of deferred financing costs to reorganization items as of July 31, 2002 as a result of the Bankruptcy Filing.

     Interest, net. Interest expense, net decreased from $27.8 million in 2001 to $11.5 million in 2002, a decrease of $16.3 million, or 58.6%. This decrease is attributable to reductions in the prime borrowing rate and reduced principal amounts outstanding as well as the Company ceasing to record provisions for interest as of the July 31, 2002 Chapter 11 filing date.

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

     Chapter 11 Financial Advisory Expenses Incurred Prior to Filing Bankruptcy. During 2002, the Company incurred $0.8 million related to financial advisory and legal services in preparation of the bankruptcy filing due to the Company’s December 2002 debt maturity. No such fees were incurred in 2001.

     Reorganization Items. During 2002, the Company incurred certain expenses totaling $5.5 million as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. These expenses are comprised of the write-off of deferred financing costs, provision for future lease rejection damages, and professional and other fees.

     (Benefit from) Provision for Income Taxes. The (benefit from) provision for income taxes decreased from $0.5 million in 2001 to $(1.9) million in 2002. The benefit recorded in 2002 was the result of the enactment of the Job Creation and Workers Assistance Act of 2002. This act provides the Company with the ability to carryback additional net operating losses.

Liquidity and Capital Resources

     At December 31, 2003, the Company had current assets of $82.5 million and current liabilities of $62.3 million, resulting in working capital of $20.1 million and current ratio of 1.3x as compared to a working capital of $67.1 million and a current ratio of 3.2x at December 31, 2002.

     On July 31, 2002, the Company filed for bankruptcy due to its inability to pay significant debt maturities due in December 2002. On July 1, 2003, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) emerged from bankruptcy pursuant to a 100% pay plan (the “Approved Plan”) whereby shareholders retained their equity interest and creditors and vendors will be paid 100% of all amounts they are owed, either immediately or over time with interest.

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

     Pursuant to the Approved Plan, the Company’s secured debt to the Lenders is quantified at $250.0 million and is evidenced by a promissory note in that amount and is secured by various security agreements. To the Company’s knowledge, the Lenders have not executed the agreements as of the date of this filing. The Company is no longer a party to a credit agreement. The remainder of the amounts due to the Lenders at July 1, 2003 over and above the $250 million is treated as unsecured.

     The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the Company’s Excess Cash Flow (as defined in the Approved Plan) for the previous fiscal year. Thus, an estimated prepayment is due on September 30, 2004 in an amount equal to one-half of the anticipated payment due on March 31, 2005. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The maturity date of the $250.0 million secured debt is July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.

     The Approved Plan treats the general unsecured debt and the Lenders’ unsecured debt in the same manner. Principal and accrued interest is payable semi-annually in six equal installments (on June 30 and December 31 of each year) beginning December 31, 2003. Interest accrues on this unsecured debt at an annual rate of 8.3675%. In addition to the six scheduled payments, the holders of the unsecured debt also received an estimated prepayment of the Pro Rata Payment (as defined in the Approved Plan) on September 30, 2003, and will receive a payment on March 31, 2004 in the amount of 100% of the Company’s Excess Cash Flow for fiscal year 2003, if any and a payment on March 31, 2005 in the amount of two-thirds of the Company’s Excess Cash Flow for the previous fiscal year, if any. Additionally, an estimated prepayment is due on September 30, 2004 in an amount equal to one-half of the anticipated March 2005 payment.

     The Company has made all payments due under the Approved Plan as of December 31, 2003, and has also prepaid some of its obligations thereunder. As of December 31, 2003, the Lenders were owed approximately $261.2 million, comprised of $250.0 million of secured debt and $11.2 million of unsecured debt. The remaining general unsecured claims (excluding the Government Settlement) as of December 31, 2003 were approximately $6.3 million.

     The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand as it has since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. At December 31, 2003 the Company had cash and cash equivalents of approximately $2.6 million.

     The Company’s principal cash requirements are for working capital, capital expenditures and debt service. The Company has met and intends to continue to meet these requirements with existing cash balances, net cash provided by operations and other available capital expenditure financing vehicles. Management’s goal is to generate cash sufficient to meet these requirements by increasing profitable revenues, decreasing and controlling expenses, increasing productivity, and improving accounts receivable collections.

     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan through 2004. Implementation of the Act’s 2005 reductions to the Medicare inhalation drug reimbursement could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. There can be no assurance that in such event the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.

     The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $56.9 million and $54.2 million at December 31, 2003 and December 31, 2002, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 60 and 61 days at December 31, 2003 and December 31, 2002, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

     The Company’s future liquidity and capital resources will be materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Trends, Events, and Uncertainties — Reimbursement changes and the Company’s response.”

     Net cash provided by operating activities decreased from $51.1 million in 2002 to $17.2 million in 2003, a decrease of $33.9 million. This decrease is primarily due to the bankruptcy process. During 2002 the Company’s liabilities subject to compromise were not paid while the Company was in bankruptcy. Another source of cash in 2002 was the decrease in accounts receivable. Net cash used in investing activities increased from $23.1 million in 2002 to $27.8 million in 2003, an increase of $4.7 million, and primarily relates to increased additions to property and equipment. Additions to property and equipment, increased from $27.1 million in 2002 to $29.9 million in 2003, an increase of $2.8 million. Net cash used in financing activities decreased from $14.3 million in 2002 to $9.7 million in 2003, a decrease of $4.6 million. The cash used in financing activities for 2002 and 2003 primarily relates to principal payments on long-term debt and capital leases as well as adequate protection payments. At December 31, 2003, the Company had cash and cash equivalents of approximately $2.6 million.

Contractual Obligations and Commercial Commitments

     The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of December 31, 2003:

						2008 &
	Total	2004	2005	2006	2007	thereafter
Long-term debt and capital leases	$262,914,000	$11,720,000	$1,194,000	$—	$—	$250,000,000
Accrued interest on long-term debt	1,498,000	1,498,000	—	—	—	—
Pre-petition accounts payable	6,285,000	5,624,000	661,000	—	—	—
Accrued interest on pre-petition accounts payable	18,000	18,000	—	—	—	—
OIG settlement	4,000,000	500,000	1,500,000	2,000,000	—	—
Accrued interest on OIG settlement	380,000	380,000	—	—	—	—
Operating lease obligations	32,942,000	11,431,000	8,340,000	6,025,000	4,321,000	2,825,000

Total contractual cash obligations	$308,037,000	$31,171,000	$11,695,000	$8,025,000	$4,321,000	$252,825,000

In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow (as defined in the Plan) payments on the Lenders’ secured and unsecured debt as well as the pre-petition accounts payable as defined by the Approved Plan. As these payments will be based on excess cash (as defined by the Approved Plan) at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the 2008 and thereafter column per the table above, will likely require principal payments in years 2005, 2006, and 2007. In addition, the Approved Plan allows the Company to use prepayments to reduce and be a credit against any subsequent mandatory payments. The operating lease obligations presented use information available as of December 31, 2003.

Long-term debt is comprised primarily of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Capital leases consist primarily of leases of office equipment.

Operating leases are noncancelable leases on certain vehicles, buildings and equipment.

The OIG Settlement represents the settlement regarding the alleged billing improprieties by the Company during the period from January 1, 1995 through December 31, 1998. See “Business-Government Regulation – Enforcement Activities.”

At December 31, 2003, the Company has no commitments or guarantees outstanding.

     At December 31, 2003, the Company has a $400,000 letter of credit in place securing obligations with respect to the Company’s professional liability insurance. The letter of credit expires in January 2005.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, revised December 2003, (“FIN 46R”), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidations of Variable Interest Entities”, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

The Company is evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests and has not yet completed this analysis. At this time, it is anticipated that the adoption of FIN 46R will not have an impact on the Company’s consolidated balance sheet. As the Company continues to evaluate the impact of applying FIN 46R, entities may be identified that would need to be consolidated by the Company.

FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain manditorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of manditorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not subject to material interest rate sensitivity since the Approved Plan provides for a fixed interest rate for both the $250 million secured debt and the Company’s unsecured debt. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed. The Company does not own and is not a party to any material market risk sensitive instruments.

     We have not experienced large increases in either the cost of supplies or operating expenses due to inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements are contained on pages F-55 through F-101 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by Regulation S-K, Item 304(a) has previously been reported by the Company.

ITEM 9A. CONTROLS AND PROCEDURES

     In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, such officers have concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive officers of the Company is incorporated by reference to the Proxy Statement to be filed under Regulation 14A in connection with the annual meeting of stockholders of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     Executive compensation information is incorporated by reference to the Proxy Statement to be filed under Regulation 14A in connection with the annual meeting of stockholders of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The equity compensation plan information and the security ownership of certain beneficial owners and management information are incorporated by reference to the Proxy Statement to be filed under Regulation 14A in connection with the annual meeting of stockholders of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions of the Company is incorporated by reference to the Proxy Statement to be filed under Regulation 14A in connection with the annual meeting of stockholders of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning the Company’s principal accountant fees and services is incorporated by reference of the Proxy Statement to be filed under Regulation 14A in connection with the annual meeting of stockholders of the Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial statements and schedules of the Company required to be included in Part II, Item 8 are listed below.

Financial Statements

Form 10-K Pages
Independent Auditors’ Report of KPMG LLP	F-55
Independent Auditors’ Report of Deloitte & Touche LLP	F-56 – F-57
Consolidated Balance Sheets, at December 31, 2003 and 2002	F-58 – F-59
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002, and 2001	F-60 – F-61
Consolidated Statements of Shareholders’ (Deficit) Equity for the Years Ended December 31, 2003, 2002,and 2001	F-62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001	F-63 – F-64
Notes to Consolidated Financial Statements	F-65 – F-101

Financial Statement Schedules

Independent Auditors’ Report		S-1
Schedule I	Condensed Financial Information of Registrant(1)
Schedule II	Valuation and Qualifying Accounts	S-2
Schedule III	Real Estate and Accumulated Depreciation(2)
Schedule IV	Mortgage Loans on Real Estate(2)
Schedule V	Supplemental Information Concerning Property-Casualty Insurance Operations(2)

(1)	Omitted because test for inclusion was not met.

(2)	Omitted because schedule not applicable to Company.

Exhibits

     The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the financial statement schedules.

Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarterly period ended December 31, 2003:

(1)	A current report on Form 8-K was filed on October 14, 2003 to disclose, under Item 4, a change to the Company’s certifying accountant.

(2)	A current report on Form 8-K was filed on October 17, 2003 to disclose, under Item 7, a letter from the Company’s former certifying accountant stating its agreement with the statements made in the Company’s Form 8-K filed on October 14, 2003.

(3)	A current report on Form 8-K was filed on December 3, 2003 to disclose, under Items 7 and 12, a press release reporting results for the third quarter and nine months ended September 30, 2003.

(4)	A current report on Form 8-K was filed on December 17, 2003 to disclose, under Items 5 and 7, a press release announcing that the U.S. Bankruptcy Court for the Middle District of Tennessee issued an opinion ruling in favor of the Company’s request to reject the warrants held by the Company’s lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share.

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

Date: March 31, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henry T. Blackstock	Director	March 31, 2004

Henry T. Blackstock

/s/ Joseph F. Furlong, III	Director, President,	March 31, 2004
and Chief Executive
Joseph F. Furlong, III	Officer

/s/ Donald R. Millard	Director	March 31, 2004

Donald R. Millard

/s/ W. Wayne Woody	Director	March 31, 2004

W. Wayne Woody

/s/ Marilyn A. O’Hara	Chief Financial	March 31, 2004
Officer and
Marilyn A. O’Hara	Chief Accounting Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
American HomePatient, Inc.:

We have audited the accompanying consolidated balance sheet of American HomePatient, Inc. and subsidiaries, as of December 31, 2003, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement Schedule II – Valuation and Qualifying Accounts as of December 31, 2003 and for the year then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American HomePatient, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee
March 26, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
American HomePatient, Inc.
Brentwood, Tennessee

We have audited the accompanying consolidated balance sheet of American HomePatient, Inc. and subsidiaries (the “Company”) (Debtor-in-Possession from July 31, 2002 to July 1, 2003) as of December 31, 2002, and the related statements of operations, shareholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the 2002 and 2001 financial statements present fairly, in all material respects, the financial position of American HomePatient, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

As discussed in Note 3, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company’s recurring net losses, shareholders’ deficit and its inability to satisfy its obligations under the Amended Credit Agreement raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 4. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
March 20, 2003

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$2,571,000	$22,827,000
Restricted cash	400,000	67,000
Accounts receivable, less allowance for doubtful accounts of $17,486,000 and $22,991,000, respectively	58,875,000	55,437,000
Inventories, net of inventory valuation allowances of $558,000 and $583,000, respectively	16,475,000	16,565,000
Prepaid expenses and other current assets	4,131,000	2,276,000

Total current assets	82,452,000	97,172,000

Property and equipment	170,901,000	171,021,000
Less accumulated depreciation and amortization	(114,070,000)	(120,594,000)

Property and equipment, net	56,831,000	50,427,000

Goodwill	121,834,000	121,214,000
Investment in joint ventures	9,206,000	9,815,000
Other assets	13,717,000	12,315,000

TOTAL ASSETS	$284,040,000	$290,943,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT	2003	2002
CURRENT LIABILITIES AND LIABILITIES NOT SUBJECT TO COMPROMISE, RESPECTIVELY:
Current portion of long-term debt and capital leases	$11,720,000	$—
Accounts payable	17,518,000	13,267,000
Other payables	2,485,000	1,637,000
Current portion of pre-petition accounts payable	5,624,000	—
Accrued expenses:
Payroll and related benefits	10,155,000	7,759,000
Insurance, including self-insurance reserves	6,378,000	5,829,000
Other	8,455,000	1,625,000

Total current liabilities	62,335,000	30,117,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	251,194,000	—
Pre-petition accounts payable	661,000	—
Other noncurrent liabilities	3,601,000	121,000

Total noncurrent liabilities	255,456,000	121,000

LIABILITIES SUBJECT TO COMPROMISE	—	307,829,000

Total liabilities	317,791,000	338,067,000

MINORITY INTEREST	498,000	470,000
COMMITMENTS AND CONTINGENCIES (see notes)
SHAREHOLDERS’ DEFICIT:
Preferred stock, $.01 par value; authorized, 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 16,377,000 and 16,367,000 shares, respectively	164,000	164,000
Additional paid-in capital	173,305,000	173,985,000
Accumulated deficit	(207,718,000)	(221,743,000)

Total shareholders’ deficit	(34,249,000)	(47,594,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$284,040,000	$290,943,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
REVENUES:
Sales and related service revenues, net	$148,051,000	$137,679,000	$163,637,000
Rentals and other revenues, net	188,130,000	181,953,000	183,410,000

Total revenues, net	336,181,000	319,632,000	347,047,000

EXPENSES:
Cost of sales and related services	69,494,000	63,528,000	78,884,000
Cost of rentals and other revenues, including rental equipment depreciation of $20,241,000, $19,687,000 and $20,932,000, respectively	36,265,000	34,976,000	35,239,000
Operating, including bad debt expense of $10,437,000, $11,437,000 and $15,813,000, respectively	187,604,000	180,854,000	192,862,000
General and administrative	17,212,000	16,239,000	15,693,000
Earnings from unconsolidated joint ventures	(4,778,000)	(4,590,000)	(4,759,000)
Depreciation, excluding rental equipment, and amortization	3,640,000	4,075,000	10,776,000
Amortization of deferred financing costs	160,000	1,779,000	3,082,000
Interest (excluding post-petition interest of $12,510,000 and $12,836,000 for the years ended December 31, 2003 and 2002), net	8,785,000	11,461,000	27,772,000
Other (income) expense, net	(708,000)	243,000	(115,000)
(Gain) loss on sales of assets of centers	—	(667,000)	55,000
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	—	818,000	—

Total expenses	317,674,000	308,716,000	359,489,000

INCOME (LOSS) FROM OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	18,507,000	10,916,000	(12,442,000)
Reorganization items	4,082,000	5,497,000	—

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	14,425,000	5,419,000	(12,442,000)
Provision for (benefit from) income taxes	400,000	(1,912,000)	450,000

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	14,025,000	7,331,000	(12,892,000)
Cumulative effect of change in accounting principle with no related tax effect	—	(68,485,000)	—

NET INCOME (LOSS)	$14,025,000	$(61,154,000)	$(12,892,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Continued)

	2003	2002	2001
INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
-Basic	$0.86	$0.45	$(0.79)

-Diluted	$0.74	$0.39	$(0.79)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE:
-Basic	$—	$(4.19)	$—

-Diluted	$—	$(3.68)	$—

NET INCOME (LOSS) PER COMMON SHARE:
-Basic	$0.86	$(3.74)	$(0.79)

-Diluted	$0.74	$(3.29)	$(0.79)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
-Basic	16,368,000	16,358,000	16,251,000

-Diluted	19,000,000	18,607,000	16,251,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2000	15,856,000	$159,000	$173,777,000	$(147,697,000)	$26,239,000

Issuance of shares through employee stock purchase plan	471,000	4,000	198,000	—	202,000
Net loss	—	—	—	(12,892,000)	(12,892,000)

BALANCE, December 31, 2001	16,327,000	163,000	173,975,000	(160,589,000)	13,549,000
Issuance of shares through exercise of employee stock options	40,000	1,000	10,000	—	11,000
Net loss	—	—	—	(61,154,000)	(61,154,000)

BALANCE, December 31, 2002	16,367,000	164,000	173,985,000	(221,743,000)	(47,594,000)
Cancellation of warrant to Lenders	—	—	(686,000)	—	(686,000)
Issuance of shares through exercise of employee stock options including tax benefits	10,000	—	6,000		6,000
Net income		—		14,025,000	14,025,000

BALANCE, December 31, 2003	16,377,000	$164,000	$173,305,000	$(207,718,000)	$(34,249,000)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,025,000	$(61,154,000)	$(12,892,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	68,485,000	—
Depreciation and amortization	23,881,000	23,762,000	31,708,000
Amortization of deferred financing costs	160,000	1,779,000	3,082,000
Non-cash interest income on adequate protection payments	(832,000)	—	—
Equity in earnings of unconsolidated joint ventures	(2,561,000)	(2,597,000)	(2,713,000)
Minority interest	350,000	309,000	318,000
Gain on dissolution of joint venture	(93,000)	—	—
(Gain) loss on sales of assets of centers	—	(667,000)	55,000
Reorganization items	4,082,000	5,497,000	—
Reorganization items paid	(6,439,000)	(747,000)	—
Change in assets and liabilities, net of dispositions and acquisitions:
Accounts receivable, net	(3,086,000)	6,212,000	8,132,000
Inventories	195,000	(2,835,000)	(1,374,000)
Prepaid expenses and other current assets	(1,855,000)	(727,000)	(94,000)
Accounts payable, other payables and accrued expenses	(12,757,000)	16,063,000	(2,382,000)
Other assets and liabilities	2,168,000	(2,247,000)	772,000

Net cash provided by operating activities	17,238,000	51,133,000	24,612,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets of centers	—	1,805,000	11,100,000
Additions to property and equipment, net	(29,916,000)	(27,132,000)	(19,608,000)
Distributions and loan payments from unconsolidated joint ventures, net	1,186,000	2,232,000	1,181,000
Proceeds from joint venture dissolution	908,000	—	—

Net cash used in investing activities	(27,822,000)	(23,095,000)	(7,327,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(Continued)

	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	(322,000)	(297,000)	(322,000)
Deferred financing costs	—	(11,000)	(3,196,000)
Principal payments on long-term debt and capital leases	(1,158,000)	(6,241,000)	(16,835,000)
Adequate protection payments	(7,794,000)	(8,000,000)	—
Proceeds from exercise of employee stock options	2,000	11,000	—
Restricted cash	(400,000)	198,000	(86,000)
Proceeds from employee stock purchase plan	—	—	202,000

Net cash used in financing activities	(9,672,000)	(14,340,000)	(20,237,000)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,256,000)	13,698,000	(2,952,000)
CASH AND CASH EQUIVALENTS, beginning of year	22,827,000	9,129,000	12,081,000

CASH AND CASH EQUIVALENTS, end of year	$2,571,000	$22,827,000	$9,129,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$7,318,000	$12,568,000	$28,317,000

Cash payments of income taxes	$421,000	$542,000	$2,422,000

NON-CASH FINANCING ACTIVITIES:
Office equipment capital leases	$—	$—	$1,379,000

Draws made on Bank Credit Facility to fund expired letters of credit	$—	$3,310,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.	ORGANIZATION AND BACKGROUND

American HomePatient, Inc. and subsidiaries (the “Company” or “American HomePatient”) provide home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. As of December 31, 2003, the Company provides these services to patients, primarily in the home, through 286 centers in 35 states.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in 50% owned joint ventures are accounted for using the equity method, and the results of 70% owned joint ventures are consolidated in the accompanying financial statements.

Revenues

The Company’s principal business is to provide of home health care services and products to patients, primarily in the home. Approximately 62%, 62% and 59% of the Company’s revenues in 2003, 2002 and 2001, respectively, are from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Revenues are recorded net of estimated adjustments for billing errors or other reimbursement adjustments. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as a reduction to revenue in the period finalized.

Sales and related services revenues include all product sales to patients and are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol medications and respiratory therapy equipment and supplies, and services related to the delivery of these products. Sales revenues are recognized at the time of delivery and are billed when the Company has obtained the necessary medical documentation including the Certification of Medical Necessity from the healthcare provider, where applicable, using fixed fee schedules based upon the type of product and the payor. Rentals and other patient revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapy. All rentals of equipment are provided by the Company on a month-to-month basis and are billed when the Company has obtained the necessary medical documentation including the Certification of Medical Necessity from the healthcare provider, where applicable, using fixed monthly fee schedules based upon the type of rental and the payor. The fixed monthly fee encompasses the rental of the product as well as the delivery and the set-up and instruction by the product technician.

The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,
	2003	2002	2001
Home respiratory therapy services	69%	66%	60%
Home infusion therapy services	13	14	17
Home medical equipment and medical supplies	18	20	23

Total	100%	100%	100%

Cash Equivalents

Cash equivalents at December 31, 2003 consist of overnight repurchase agreements with an original term of less than three months and at December 31, 2002 consist of highly liquid investments that have an original maturity of less than three months. For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2003 consists of a certificate of deposit, which is used as collateral for a letter of credit associated with the Company’s professional liability insurance. Restricted cash at December 31, 2002 consisted of cash collateral held by the former agent for the Lenders relating to the expired standby letters of credit.

Accounts Receivable

The Company provides credit for a substantial portion of its non third-party reimbursed revenues and continually monitors the credit worthiness and collectibility of amounts due from its patients. The Company recognizes revenues at the time services are performed or products delivered. A portion of patient receivables consists of unbilled receivables for which the Company has not obtained all of the necessary medical documentation, but has provided the service or equipment. The Company determines its allowance for doubtful accounts based upon the type of receivable (billed or unbilled) as well as the age of the receivable. As a receivable balance ages, an increasingly larger allowance is recorded for the receivable. A valuation allowance is provided for all billed receivables over one year old and all unbilled receivables over 180 days old. Historical collections substantiate the percentages at which amounts are reserved. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company includes bad debt expense in operating expenses in the accompanying consolidated statements of operations. The Company does not have any off-balance sheet credit exposure related to its customers.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated or amortized primarily using the straight-line method over the estimated useful lives of the assets for financial reporting purposes and the accelerated cost recovery method for income tax reporting purposes. Assets under capital leases are amortized over their lesser of the estimated useful life or the term of the lease for financial reporting purposes. The estimated useful lives are as follows: buildings and improvements, 25 years; rental equipment, 3-7 years; furniture, fixtures and equipment, 4-7 years; leasehold improvements, 5 years; and delivery equipment, 3 years.

Rental equipment is rented to patients for use in their homes. On an annual basis, the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for damaged, outdated, or obsolete equipment. Management records a reserve for potentially lost, damaged, outdated, or obsolete rental equipment based upon historical adjustment amounts.

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

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements. Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount in which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, goodwill and intangible assets with indefinite lives are required to be tested for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company selected September 30 as its annual testing date. The Company will conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing. The Company had unamortized goodwill of $189,699,000 as of the adoption date. The Company recorded goodwill amortization expense of $5,637,000 in 2001 and ceased amortizing goodwill effective January 1, 2002.

Goodwill is tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. The

Company operates as one reporting unit. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Upon adoption of SFAS No. 142 in 2002, the Company performed an initial impairment review of goodwill. Goodwill was tested for impairment by comparing the fair value of the reporting unit to the carrying value of goodwill. The fair value was determined using projected operating results and a combination of analyses which included discounted cash flow calculations, market multiples and other market information. Key assumptions used in these estimates include projected operating results, discount rates and peer market multiples. The implied fair value of goodwill did not support the carrying value of goodwill.

Based upon the results of the Company’s initial impairment tests, the Company recorded an impairment loss of $68,485,000 in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. There was no tax effect on the impairment loss because the majority of the related goodwill was non-tax deductible and because of the Company’s federal net operating loss position. The Company also conducted annual impairment tests as of September 2003 and 2002 and concluded that the carrying value of the reporting unit did not exceed its fair value. Additionally, as a result of the potential impact of the Medicare Prescription Drug Impact and Modernization Act of 2003 (note 10), which was enacted in December 2003, the Company performed an impairment test of goodwill at December 31, 2003 and concluded that the carrying value of the reporting unit did not exceed its fair value. Any subsequent impairment loss will be recognized as an operating expense in the Company’s consolidated statements of operations.

In October 2003, the Company and its partner in an unconsolidated joint venture dissolved the joint venture. The Company assumed two locations from the dissolution of the joint venture. The Company increased goodwill by approximately $620,000 for the goodwill acquired at the joint venture dissolution.

Changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Goodwill net of accumulated depreciation, beginning of year	$121,214,000	$189,699,000
Transitional impairment loss	—	(68,485,000)
Acquisition of dissolved joint venture locations	620,000	—

Goodwill net of accumulated depreciation, end of year	$121,834,000	$121,214,000

The following table sets forth a reconciliation of loss before cumulative effect of change in accounting principle, loss before cumulative effect of change in accounting principle per share, net loss and net loss per share, assuming that SFAS No. 142 was applied during all periods presented.

	For the Year Ended December 31,
	2003	2002	2001
Income (loss) before cumulative effect of change in accounting principle:
As reported	$14,025,000	$7,331,000	$(12,892,000)
Goodwill amortization	—	—	5,637,000

Pro forma	$14,025,000	$7,331,000	$(7,255,000)

Net Income (loss):
As reported	$14,025,000	$(61,154,000)	$(12,892,000)
Goodwill amortization	—	—	5,637,000

Pro forma	$14,025,000	$(61,154,000)	$(7,255,000)

Income (loss) before cumulative effect of change in accounting principle per share — basic:
As reported	$0.86	$0.45	$(0.79)
Goodwill amortization	—	—	0.34

Pro forma	$0.86	$0.45	$(0.45)

Income (loss) before cumulative effect of change in accounting principle per share — diluted:
As reported	$0.74	$0.39	$(0.79)
Goodwill amortization	—	—	0.34

Pro forma	$0.74	$0.39	$(0.45)

Net Income (loss) per share — basic:
As reported	$0.86	$(3.74)	$(0.79)
Goodwill amortization	—	—	0.34

Pro forma	$0.86	$(3.74)	$(0.45)

Net Income (loss) per share — diluted:
As reported	$0.74	$(3.29)	$(0.79)
Goodwill amortization	—	—	0.34

Pro forma	$0.74	$(3.29)	$(0.45)

Deferred Financing Costs

Deferred financing costs are amortized using methods which approximate the effective interest method over the periods of the related indebtedness. In connection with the Bankruptcy Filing (as defined in Note 3) and in accordance with SOP 90-7, all unamortized deferred financing costs were written off to reorganization items in 2002.

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures of nine companies are accounted for by the equity method. The Company would recognize a loss when there is a loss in value in the equity method investment which is other than a temporary decline.

Other Assets

Investments under split dollar value life insurance arrangements of $5,486,000 and $4,872,000 at December 31, 2003 and 2002, respectively, were recorded in connection with the acquisitions of certain home health care businesses and bonuses for employees. These policies are valued at the cash surrender value of the policy discounted over the remaining life expectancy of the insured. These amounts are reflected in other assets in the accompanying consolidated balance sheets. All split dollar life insurance premiums were fully funded as of December 31, 2001.

The Company also has deposits with vendors and lessors which total $5,847,000 and $5,653,000 as of December 31, 2003 and 2002, respectively. In December 2002, additional deposits totaling $3,310,000 resulted from draws taken on the Bank Credit Facility.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and the tax credit carryforwards. Deferred tax assets and liabilities are measured using the expected tax rates that will be in effect when the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations including FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25”, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123” (“SFAS No. 148”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001
Net income (loss) – as reported	$14,025,000	$(61,154,000)	$(12,892,000)
Additional compensation expense	$(80,000)	$(274,000)	$(418,000)

Net income (loss) – pro forma	$13,945,000	$(61,428,000)	$(13,310,000)

Net income (loss) per common share – as reported
Basic	$0.86	$(3.74)	$(0.79)
Diluted	$0.74	$(3.29)	$(0.79)
Net income (loss) per common share – pro forma
Basic	$0.85	$(3.76)	$(0.82)
Diluted	$0.73	$(3.30)	$(0.82)

Segment Disclosures

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises or other enterprises that are required to file financial statements with the Securities and Exchange Commission (“SEC”) report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company manages its business as one reporting segment.

Comprehensive Income

The Company did not have any components of comprehensive income (loss) other than net income (loss) in all periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of accounts receivable, inventory, goodwill and deferred tax assets; the carrying amount of property and equipment; and the amount of self insurance accruals for healthcare, auto, and workers’ compensation claims. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Management utilizes quoted market prices or pricing information of similar instruments to estimate the fair value of financial instruments. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these items.

Because the interest rates of the secured and unsecured debt due to the Lender and the general unsecured debt under the Approved Plan (as defined in Note 3) were established by the Bankruptcy Court (as defined in Note 3) in 2003, management believes that the carrying amount of long-term debt at December 31, 2003 approximates its fair value.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, revised December 2003, (“FIN 46R”), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidations of Variable Interest Entities”, which was issued in January 2003. Beginning in 2004, the Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

The Company is evaluating the impact of applying FIN 46R to existing VIEs in which it has variable interests and has not yet completed this analysis. At this time, it is anticipated that the adoption of FIN 46R will not have an impact on the Company’s consolidated balance sheet. As the Company continues to evaluate the impact of applying FIN 46R, entities may be identified that would need to be consolidated by the Company.

FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain manditorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of manditorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

Reclassifications

Certain other amounts presented in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the current year presentation.

3.	PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On July 1, 2003, American HomePatient, Inc. emerged from bankruptcy pursuant to a “100% pay plan” whereby the Company’s shareholders retain their equity interest and all of the Company’s creditors and vendors will be paid 100% of all amounts they are owed, either immediately or over time with interest. American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) originally filed voluntary petitions on July 31, 2002 for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”).

These cases (the “Chapter 11 Cases”) were consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. On January 2, 2003, the Debtors filed their Second Amended Joint Plan of Reorganization (the “Proposed Plan”), proposed by the Debtors and the Official Committee of Unsecured Creditors appointed by the Office of the United States Trustee in the Chapter 11 Cases. The holders of the Company’s senior debt (the “Lenders”) objected to the Proposed Plan. On May 15, 2003, the Bankruptcy Court entered a memorandum opinion overruling the Lenders’ objections to the Proposed Plan. On May 27, 2003, the Bankruptcy Court entered an Order confirming the Proposed Plan (“Confirmation Order”) (hereafter referred to as the “Approved Plan”). On June 30, 2003, the United States District Court for the Middle District

of Tennessee (the “District Court”) rejected the Lenders’ request to stay the effective date of the Approved Plan.

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

Pursuant to the Approved Plan, the Company’s secured debt to the Lenders is quantified at $250.0 million and is evidenced by a promissory note in that amount and is secured by various security agreements. To the Company’s knowledge, the Lenders have not executed the agreements as of March 31, 2004. The Company is no longer a party to a credit agreement. The remainder of the amounts due to the Lenders at July 1, 2003 over and above the $250.0 million is treated as unsecured.

The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the Company’s Excess Cash Flow (as defined in the Approved Plan) for the previous fiscal year. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. Thus an estimated prepayment is due on September 30, 2004 in an amount equal to one-half of the anticipated payment due on March 31, 2005. The maturity date of the $250.0 million secured debt is July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.

The Approved Plan treats the general unsecured debt and the Lenders’ unsecured debt in the same manner. Principal and accrued interest is payable semi-annually in six equal installments (on June 30 and December 31 of each year) beginning December 31, 2003. Interest accrues on this unsecured debt at an annual rate of 8.3675%. In addition to the six scheduled payments, the holders of the unsecured debt also received an estimated prepayment of the Pro Rata Payment (as defined in the Approved Plan) on September 30, 2003, and will receive a payment on March 31, 2004 in the amount of 100% of the Company’s Excess Cash Flow for fiscal year 2003, if any and a payment on March 31, 2005 in the amount of two-thirds of the Company’s Excess Cash Flow for the previous fiscal year, if any. Additionally, an estimated prepayment is due on September 30, 2004 in an amount equal to one-half of the anticipated March 2005 payment.

The Approved Plan allows the Company to make prepayments to holders of unsecured debt, either in whole or in part, at any time without penalty, which prepayments reduce and are a credit against any subsequent mandatory payments.

Prior to emergence from bankruptcy protection, the Company made adequate protection payments to the Lenders totaling approximately $15.8 million. Pursuant to the Approved Plan all of the adequate protection payments have been applied to the Lenders’ unsecured debt during 2003 as part of the 2003 scheduled payments and prepayments have been made.

The Company has made all payments due under the Approved Plan as of December 31, 2003, and has also prepaid some of its obligations thereunder. As of December 31, 2003, the Lenders were owed approximately $261.2 million, comprised of $250.0 million of secured debt and $11.2 million of unsecured debt. The remaining general unsecured claims (excluding the Government Settlement) as of December 31, 2003 were approximately $6.3 million.

On July 1, 2003, the Company paid, in full, unsecured claims that individually totaled $10,000 or less, according to the provisions of the Approved Plan. The total of these payments was $3.3 million.

The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject the warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt. The warrant holders have appealed the damages calculation determined in this ruling. This liability will be paid to the Lenders if they are unsuccessful in their appeal. If the appeal is successful, the amount owed to the warrant holders could substantially increase, which could materially adversely affect the Company’s cash flow and results from operations.

The Lenders also filed an appeal to the District Court of the order confirming the Approved Plan. On September 12, 2003 the District Court issued an opinion affirming in all respects the Confirmation Order. The Lenders have filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit. The Company intends to vigorously defend the Confirmation Order entered by the Bankruptcy Court and upheld by the District Court.

Liabilities Subject to Compromise and Reorganization Items

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consisted primarily of amounts outstanding under the Fifth Amended and Restated Credit Agreement’s credit facility (the “Bank Credit Facility”), the Government Settlement (as defined in Note 10), and capital leases, and also include accounts payable, accrued interest, amounts accrued for future lease rejections, professional fees related to the reorganization, and other accrued expenses. Such claims were subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, and other events. Payment terms for these amounts were established in connection with the Approved Plan.

During the time the Company was in bankruptcy, the Company had approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition liabilities, including wages and benefits of employees, reimbursement of employee business expenses, insurance costs, medical directors fees, utilities and patient refunds in the ordinary course of business. The Company was also authorized to pay pre-petition liabilities to certain vendors providing critical goods and services, provided these payments did not exceed a predetermined amount. As a debtor-in-possession, the Company also had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The parties affected by these rejections could file claims with the Bankruptcy Court in accordance with bankruptcy procedures. Any such damages resulting from lease rejections were treated as general unsecured claims in the reorganization in accordance with the Approved Plan.

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

Reorganization items represent expenses that were incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. These items are comprised of the following during the years ended December 31, 2003 and 2002:

	Year Ended December 31,
	2003	2002
Write-off of deferred financing costs	$—	$1,615,000
Provision for future lease rejection damages	—	1,353,000
Professional and other fees	4,082,000	2,529,000

Total reorganization items	$4,082,000	$5,497,000

Debtor and Non-Debtor Financial Statements

The Debtors filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The joint ventures (both consolidated and non-consolidated) are not part of the Bankruptcy Filing. The Company operated as a debtor-in-possession while in bankruptcy from July 31, 2002 to emergence from bankruptcy on July 1, 2003.

In accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, the Company is presenting the following condensed combining financial statements as of and for the year ended December 31, 2002:

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

American HomePatient, Inc. and Subsidiaries
Condensed Combining Statements of Operations
for the Year Ended December 31, 2002
(unaudited)

	Debtors	Non-Debtors	Combined
REVENUES:
Sales and related service revenues	$136,884,000	$795,000	$137,679,000
Rentals and other revenues	179,796,000	2,157,000	181,953,000

Total revenues	316,680,000	2,952,000	319,632,000

EXPENSES:
Cost of sales and related services	63,127,000	401,000	63,528,000
Cost or rentals and other revenues, including rental equipment depreciation	34,613,000	363,000	34,976,000
Operating, including bad debt expense	179,394,000	1,460,000	180,854,000
General and administrative	16,239,000	—	16,239,000
Earnings from joint ventures	(2,831,000)	(1,759,000)	(4,590,000)
Depreciation, excluding rental equipment, and amortization	4,069,000	6,000	4,075,000
Amortization of deferred financing costs	1,779,000	—	1,779,000
Interest (excluding post petition interest), net	11,461,000	—	11,461,000
Other expense, net	243,000	—	243,000
Gain on sale of assets of center	(667,000)	—	(667,000)
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	818,000	—	818,000

Total expenses	308,245,000	471,000	308,716,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	8,435,000	2,481,000	10,916,000
REORGANIZATION ITEMS	5,497,000	—	5,497,000

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,938,000	2,481,000	5,419,000
BENEFIT FROM INCOME TAXES	1,912,000	—	1,912,000

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,850,000	2,481,000	7,331,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE WITH NO RELATED TAX EFFECT	(68,485,000)	—	(68,485,000)

NET (LOSS) INCOME	$(63,635,000)	$2,481,000	$(61,154,000)

American HomePatient, Inc. and Subsidiaries
Condensed Combining Statements of Cash Flows
for the Year Ended December 31, 2002
(unaudited)

	Debtors	Non-Debtors	Combined
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(63,635,000)	$2,481,000	$(61,154,000)
Adjustments to reconcile net (loss) income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Cumulative effect of changes in accounting principle	68,485,000	—	68,485,000
Depreciation and amortization	23,523,000	239,000	23,762,000
Amortization of deferred financing costs	1,779,000	—	1,779,000
Equity in earnings of unconsolidated joint ventures	(838,000)	(1,759,000)	(2,597,000)
Minority interest	—	309,000	309,000
Gain on sale of assets of center	(667,000)	—	(667,000)
Reorganization items	5,497,000	—	5,497,000
Reorganization items paid	(747,000)	—	(747,000)
Change in assets and liabilities, net of dispositions:
Accounts receivable, net	6,215,000	(3,000)	6,212,000
Inventories, net	(2,819,000)	(16,000)	(2,835,000)
Prepaid expenses and other current assets	(728,000)	1,000	(727,000)
Accounts payable, other payables and accrued expenses	16,054,000	9,000	16,063,000
Other assets and liabilities	(2,247,000)	—	(2,247,000)

Net cash provided by operating activities	49,872,000	1,261,000	51,133,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets of center	1,805,000	—	1,805,000
Additions to property and equipment, net	(26,918,000)	(214,000)	(27,132,000)
Distributions and loan payments from (advances to) unconsolidated joint ventures, net	2,964,000	(732,000)	2,232,000

Net cash used in investing activities	(22,149,000)	(946,000)	(23,095,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(11,000)	—	(11,000)
Distributions to minority interest owners	—	(297,000)	(297,000)
Principal payments on long-term debt and capital leases	(6,241,000)	—	(6,241,000)
Adequate protection payments	(8,000,000)	—	(8,000,000)
Proceeds from exercise of employee stock options	11,000	—	11,000
Restricted cash	198,000	—	198,000

Net cash used in financing activities	(14,043,000)	(297,000)	(14,340,000)

INCREASE IN CASH AND CASH EQUIVALENTS	13,680,000	18,000	13,698,000
CASH AND CASH EQUIVALENTS, beginning of year	9,090,000	39,000	9,129,000

CASH AND CASH EQUIVALENTS, end of year	$22,770,000	$57,000	$22,827,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$12,568,000	$—	$12,568,000

Cash payments of income taxes	$542,000	$—	$542,000

NON-CASH FINANCING ACTIVITIES:
Draws made on Bank Credit Facility to fund expired letters of credit	$3,310,000	$—	$3,310,000

4.	LIQUIDITY

The Company incurred net losses of $61,154,000 and $12,892,000 for the years ended December 31, 2002 and 2001, respectively, and had a shareholders’ deficit of $47,594,000 at December 31, 2002. At December 31, 2002, the Company had substantial borrowings under a bank credit facility evidenced by a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Indebtedness under the Amended Credit Agreement as of December 31, 2002, aggregated $278,705,000, which was due on or before December 31, 2002, not taking into consideration adequate protection payments of $8,000,000 made through such date. At December 31, 2002, there was considerable uncertainty regarding how the outcome of the Bankruptcy Filing would impact the Company’s ability to receive trade credit from its vendors and whether it would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

As discussed in Note 3, on May 27, 2003, the Bankruptcy Court entered the Approved Plan and on July 1, 2003, the Company’s Approved Plan became effective and the Company emerged from bankruptcy protection. In connection with the Approved Plan, the Amended Credit Agreement was terminated. Pursuant to the Approved Plan, the Company has secured debt to the Lenders of $250,000,000 and unsecured debt of $30,100,000. The secured debt is evidenced by a promissory note in that amount and is secured by various security agreements.

The financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the year December 31, 2003 the Company emerged from bankruptcy, achieved net income of $14,025,000 and improved operating results from the prior years. The 2003 results were favorably impacted by the exclusion of $12,510,000 in post-petition interest expense while the Company was in bankruptcy in 2003. The Company is focused on generating positive cash flow from operating activities, primarily through improvements in its operating results. For the year ended December 31, 2003, net cash provided by operating activities was $17,238,000.

Total long-term debt and capital leases have decreased $17,851,000 from $280,765,000 to $262,914,000 at December 31, 2002 and 2003, respectively. All of the Company’s debt have fixed interest rates, which on a weighted average was 6.86% at December 31, 2003.

The Company has scheduled current debt principal payments of $11,720,000, pre-petition accounts payable payments of $5,624,000, and minimum rental obligations of $11,607,000 under long-term operating leases due during the twelve months ended December 31, 2004. The Company is also obligated to make excess cash payments on the lenders’ secured and unsecured debt as well as the pre-petition accounts payable as defined by the Approved Plan. During 2003, the Company made pre-payments on the Lenders’ secured and unsecured debt, as well as the pre-petition accounts payable totaling $26.9 million. The Company has the option to apply these pre-payments against the required 2004 payments; however, the Company intends to make payments to the Lenders’ and general unsecured creditors (as defined in the Approved Plan) if it has excess cash.

As of December 31, 2003, the Company had approximately $2,571,000 in unrestricted cash and cash equivalents and $20,117,000 of working capital. The Company’s consolidated cash flows from operations for the year ended December 31, 2003 were sufficient to meet 2003 debt and lease obligations. The Company believes that its current cash and cash equivalents and expected cash flow from operations will be sufficient to fund its operating requirements, capital expenditure requirements, debt service requirements (including a full year of interest expense pursuant to the Approved Plan), and lease obligations during 2004.

In order to meet its future payment obligations, the Company must continue to improve its cash flow from operations. There can be no assurance that the Company’s operations will improve as rapidly as anticipated. The failure to make its periodic debt, lease and other financial obligations, or the failure to extend, refinance or repay any of its debt obligations as they become due would have a material adverse effect upon the Company.

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, the level and quality of accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $56,940,000 and $54,183,000 at December 31, 2003 and December 31, 2002, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 60 and 61 days at December 31, 2003 and December 31, 2002, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

The Company’s future liquidity and capital resources will be materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See Note 10.

In accordance with the Approved Plan, none of the Company’s current debt and lease agreements contain financial and other restrictive covenants. However, any non-payment, or other default with respect to the Company’s debt obligations could cause the Company’s lenders to declare defaults, accelerate payment obligations or foreclose upon the assets securing such indebtedness or exercise their remedies with respect to such assets, which would have a material adverse impact on the Company.

5.	INVESTMENT IN JOINT VENTURE PARTNERSHIPS

The Company owns 50% of nine home health care businesses, and 70% of two home health care businesses that are operational as of December 31, 2003 (the “Partnerships”). The remaining ownership percentage of each business is owned by local hospitals or other investors within the same community. The Company is solely responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The operations of the two 70% owned joint ventures are consolidated with the operations of the Company. The operations of the nine 50% owned joint ventures are not consolidated with the operations of the Company and are accounted for by the Company under the equity method of accounting.

During 2003, the Company dissolved one of its previously owned 50% joint ventures as a result of the withdrawal of the hospital partners from the Partnership. At the time the joint venture was dissolved, the Company assumed two branches previously owned by the joint venture. As a result of these transactions, the results of operations of these assumed joint venture branches have been consolidated into the financial results of the Company beginning on the date of the conversions to wholly-owned operations. Previously, these joint ventures were accounted for under the equity method. The Company has not developed any new joint ventures since 1998.

The Company provides accounting and receivable billing services to the Partnerships. The Partnerships are charged for their share of such costs based on contract terms. The Company’s earnings from unconsolidated joint ventures include equity in earnings of 50% owned joint ventures, management fees and fees for accounting and receivable billing services. The Company’s investment in unconsolidated joint ventures includes receivables from joint ventures of $187,000 and $475,000 at December 31, 2003 and 2002, respectively, as well as promissory notes receivable from joint ventures, totaling $0 and $1,167,000 as of December 31, 2003 and 2002, respectively. Minority interest represents the outside partners’ 30% ownership interests in the consolidated joint ventures, and totals $498,000 and $470,000 as of December 31, 2003 and 2002, respectively.

The Company previously guaranteed a mortgage of one of the unconsolidated partnerships. The mortgage was paid in full on December 6, 2002.

Summarized financial information of all 50% owned partnerships at December 31, 2003 and 2002 and for the years then ended is as follows:

	2003	2002
	(unaudited)	(unaudited)
Cash	$2,928,000	$1,152,000
Accounts receivable, net	5,305,000	5,290,000
Property and equipment, net	6,966,000	6,880,000
Other assets	3,422,000	4,918,000

Total assets	$18,621,000	$18,240,000

Accounts payable and accrued expenses	$835,000	$1,033,000
Debt	—	1,167,000
Partners’ capital	17,786,000	16,040,000

Total liabilities and partners’ capital	$18,621,000	$18,240,000

Net sales and rental revenues	$32,165,000	$32,184,000
Cost of sales and rentals, including rental depreciation	9,569,000	9,280,000
Operating and management fees	16,973,000	17,329,000
Depreciation, excluding rental equipment, amortization and interest expense	187,000	420,000

Total expenses	26,729,000	27,029,000

Pre-tax income	$5,436,000	$5,155,000

6.	SALES OF CERTAIN NON-CORE ASSETS

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

In the quarter ended December 31, 2001 the Company recorded a pre-tax gain of $2,573,000 related to the sales of the assets of an infusion center and the assets of a respiratory and home medical equipment center. Effective December 2001, the assets of these centers were sold for approximately $3,400,000, of which $3,300,000 was received in cash upon closing with the remainder to be paid to the Company under a note payable due on December 1, 2003, but remains unpaid to date. During 2001, these centers generated annualized revenues of approximately $11,100,000 and annualized earnings before interest, taxes, depreciation and amortization of approximately $1,000,000. The proceeds from these sales and the proceeds from the subsequent collection by the Company of the related patient receivables were used to pay down debt under the Company’s Bank Credit Facility. In addition, the Company sold two real estate properties through sale-leaseback transactions, generating cash proceeds of approximately $1,000,000 which were also used to pay down debt under the Company’s Bank Credit Facility. Under the terms of the Amended Credit Agreement, the Company was required to sell its wholly owned real estate by December 31, 2001 or grant mortgages on the real estate to the lenders.

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

In addition, the Company sold the assets of two infusion centers in April 2001 and a respiratory and home medical equipment center in July 2001 for approximately $600,000 in cash. During 2001, these centers generated annualized revenues of approximately $4,260,000. The proceeds from these sales and the proceeds from the subsequent collection by the Company of the related patient receivables were used to pay down debt under the Company’s Bank Credit Facility.

7.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable consists of the following components:

	December 31,
	2003	2002
Patient receivables:
Medicare and related copay portions	$26,073,000	$27,289,000
All other, principally commercial insurance companies, and related copay portions	48,353,000	49,885,000

	74,426,000	77,174,000
Other receivables, principally due from vendors and former owners	1,935,000	1,254,000

Total accounts receivable	76,361,000	78,428,000
Less: Allowance for doubtful accounts	17,486,000	22,991,000

Accounts Receivable, net	$58,875,000	$55,437,000

Of the patient receivables, $13.8 and $15.3 million are unbilled as of December 31, 2003 and 2002, respectively.

8.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	December 31,
	2003	2002
Land	$51,000	$52,000
Buildings and improvements	5,474,000	5,851,000
Rental equipment	130,361,000	129,918,000
Furniture, fixtures and equipment	33,327,000	32,737,000
Delivery equipment	1,688,000	2,463,000

	$170,901,000	$171,021,000

Property and equipment under capital leases are included under the various equipment categories. As of December 31, 2003 and 2002, gross property held under capital leases totals $1,329,000 and $1,537,000, respectively.

As of December 31, 2003 and 2002, respectively, accumulated depreciation includes $80,565,000 and $87,146,000 of accumulated depreciation related to rental equipment.

9.	LONG-TERM DEBT AND CAPITAL LEASES

At December 31, 2003 long-term debt and capital lease obligations consist of the following:

Long-term debt at December 31, 2003 of which $250,000,000 is secured by substantially all assets of the Company and is due July 1, 2009. As a result of the Approved Plan, in 2003 the secured debt bears interest at 6.785%, payable monthly and the unsecured debt bears interest at 8.3675%,payable semi-annually.	$261,218,000
Note payable, primarily secured with acquired assets, interest at 6.8%, principal and interest due annually, final principal and interest payment due on February 15, 2016	683,000
Notes payable, primarily secured with acquired assets	884,000
Capital lease obligations, monthly payments until 2006	129,000

Total long-term debt and capital leases	262,914,000
Less: current portion	(11,720,000)

Long-term debt and capital leases	$251,194,000

At December 31, 2002, long-term debt and capital lease obligations were included in liabilities subject to compromise and consist of the following:

Amended Credit Agreement, excludes effect of adequate protection payments of $8,000,000	$278,705,000
Note payable, primarily secured with acquired assets, interest at 6.8%, principal and interest due annually, final principal and interest payment due on February 15, 2016	716,000
Notes payable, primarily secured with acquired assets	892,000
Capital lease obligations, monthly payments until 2006	452,000

Less Borrowings not subject to compromise classified as noncurrent	—
Less Borrowings not subject to compromise classified as current	—

Debt subject to compromise	$280,765,000

On July 1, 2003, the Company emerged from bankruptcy pursuant to a “100% pay plan” whereby its shareholders retain their equity interest and all of the Company’s creditors and vendors will be paid 100% of all amounts they are owed, either immediately or over time with interest.

American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) originally filed voluntary petitions on July 31, 2002 for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). These cases (the “Chapter 11 Cases”) were consolidated for the purpose of joint administration under Case Number 02-08915-GP3-11. On January 2, 2003, the Debtors filed their Second Amended Joint Plan of Reorganization (the “Proposed Plan”), proposed by the Debtors and the Official Committee of Unsecured Creditors appointed by the Office of the United States Trustee in the Chapter 11 Cases. The holders of the Company’s senior debt (the “Lenders”) objected to the Proposed Plan. On May 15, 2003, the Bankruptcy Court entered a memorandum opinion overruling the Lenders’ objections to the Proposed Plan. On May 27, 2003, the Bankruptcy Court entered an Order confirming the Proposed Plan (“Confirmation Order”) (hereafter referred to as the “Approved Plan”). On June 30, 2003, the United States District Court for the Middle District of Tennessee (the “District Court”) rejected the Lenders’ request to stay the effective date of the Approved Plan.

On July 1, 2003, the Company’s Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Lenders filed an appeal to the District Court of the order confirming the Approved Plan. On September 12, 2003 the District Court issued an opinion affirming in all respects the Confirmation Order. The Lenders have filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit. The Company intends to vigorously defend the Confirmation Order entered by the Bankruptcy Court and upheld by the District Court.

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

Pursuant to the Approved Plan, the Company’s secured debt to the Lenders is $250.0 million and is evidenced by a promissory note in that amount and is secured by various security agreements. To the Company’s knowledge, the Lenders have not executed the agreements as of March 31, 2004. The Company is no longer a party to a credit agreement or formal covenant requirements. The remaining $30.1 million at July 1, 2003 of the amount due to the Lenders is deemed to be as unsecured. In addition, at July 1, 2003, the Company had general unsecured debt to various creditors totaling $16.9 million.

The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the Company’s Excess Cash Flow (as defined in the Approved Plan) for the previous fiscal year. Additionally, an estimated prepayment is due on September 30, 2004 in an amount equal to one-half of the anticipated payment due on March 31, 2005. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid on the $250.0 million secured debt on March 31 of each year and an estimated prepayment is due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The maturity date of the $250.0 million secured debt is July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.

The Approved Plan treats the general unsecured debt and the Lenders’ unsecured debt in the same manner. Principal and accrued interest is payable semi-annually in six equal installments (on June 30 and December 31 of each year) beginning December 31, 2003. Interest accrues on this unsecured debt at an annual rate of 8.3675%. In addition to the six scheduled payments, the holders of the unsecured debt also receive a payment on March 31, 2004 in the amount of 100% of the Company’s Excess Cash Flow for fiscal year 2003 and a payment on March 31, 2005 in the amount of two-thirds of the Company’s Excess Cash Flow for the previous fiscal year. Additionally, an estimated prepayment was made on September 30, 2003 and will again be due on September 30, 2004 in an amount equal to one-half of the anticipated March 2005 payment. On September 30, 2003 the Company made an estimated prepayment of approximately $11.4 million on the March 31, 2004 required payment for the general unsecured debt and the Lender unsecured debt.

The Approved Plan allows the Company to make prepayments to holders of unsecured debt, either in whole or in part, at any time without penalty, which reduce and are a credit against any subsequent mandatory payments.

Prior to emergence from bankruptcy protection, the Company made adequate protection payments to the Lenders totaling approximately $15.8 million, of which $7.8 million was made in 2003 and $8.0 million was made in 2002. Pursuant to the Approved Plan all of the adequate protection payments were applied to the Lenders’ unsecured debt during 2003 as part of the 2003 scheduled payments and prepayments.

On July 1, 2003, the Company paid, in full, unsecured claims that individually totaled $10,000 or less, according to the provisions of the Approved Plan. The total of these payments were $3.3 million.

The Company has made all payments due under the Approved Plan as of December 31, 2003, and has also pre-paid some of its obligations thereunder. The terms and payments are more fully described in the Approved Plan.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2003 and thereafter are as follows:

2004	$11,607,000
2005	1,178,000
2006	—
2007	—
2008 and thereafter	250,000,000

$262,785,000

In addition to the scheduled payments above, the Company is obligated to make excess cash payments on the Lenders’ secured and unsecured debt as well as the general unsecured debt as defined by the Approved Plan. As these payments will be based on Excess Cash Flow (as defined by the Approved Plan) at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the 2008 and thereafter column per the table above, will likely require principal payments in years 2005, 2006, and 2007.

Capital Leases

The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases beginning January 1, 2004 are as follows:

2004	$115,000
2005	16,000
2006	8,000

139,000
Less amounts representing interest at 8.3% interest	(10,000)

$129,000

10.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has noncancelable operating leases on certain land, vehicles, buildings and equipment. Some of the leases contain renewal options and require the Company to pay all executory costs such as maintenance. The Company accounts for operating leases on a straight-line basis, with the difference between actual lease payments and straight-line expenses over the lease term included in deferred rent. The minimum future rental commitments on the operating leases for the next five years and thereafter beginning January 1, 2003 are as follows:

2004	$11,431,000
2005	8,340,000
2006	6,025,000
2007	4,321,000
2008	2,020,000
Thereafter	805,000

$32,942,000

Rent expense for all operating leases was approximately $16,031,000, $15,368,000 and $15,074,000 in 2003, 2002 and 2001, respectively.

Litigation

The Company is subject to certain other known or possible litigation incidental to the Company’s business, which, in management’s opinion, will not have a material adverse effect on the Company’s results of operations or financial condition.

The Company is also a party to litigation involving the Lenders’ appeals to the bankruptcy and warrant rulings. See Note 3.

The Company maintains insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles. In addition to the insurance coverage provided, the Company indemnifies certain officers and directors for actions taken on behalf of the Company.

Employment and Consulting Agreements

The Company has employment agreements with certain members of management which provide for the payment to these members of amounts up to one-half to three times their annual compensation in the event of a termination without cause, a constructive discharge (as defined in the employment agreements) or upon a change in control of the Company (as defined in the employment agreements). The terms of such agreements automatically renew for one year. The maximum contingent liability under these agreements at December 31, 2003 is approximately $6,005,000.

Self-Insurance

Self-insurance accruals primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance. The Company is insured for workers’ compensation but retains the first $250,000 of risk exposure for each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2003, 2002 and 2001, as such coverage was not available. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The estimated liability for workers’ compensation claims totaled approximately $2,934,000 and $3,309,000 as of December 31, 2003 and 2002, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to determine the required accrual and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage of $13.3 million and $14.5 million for 2003 and 2002, respectively. The health insurance policies are limited to maximum lifetime reimbursements of $2,000,000 per person for 2003 and 2002 and had unlimited lifetime reimbursements for 2001. The estimated liability for health insurance claims totaled $1,928,000 and $1,780,000 as of December 31, 2003 and 2002, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for unpaid reported claims and for incurred but not yet reported claims based upon its assessment of lag time in reporting and paying claims.

Management continually analyzes its accruals for reported and for incurred but not yet reported claims related to its self-insurance programs and believes these accruals to be adequate. However, significant judgment is involved in assessing these reserves, and the Company is at risk for differences between actual settlement amounts and recorded reserves, and any resulting adjustments are included in expense once a probable amount is known.

The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. As of December 31, 2003, the Company currently maintained cash collateral balances of $4.2 million, which is included in other assets.

Letters of Credit

At December 31, 2003, the Company has a $400,000 letter of credit, expiring in January 2005, in place securing its obligations with respect to the Company’s professional liability insurance. The letter of credit is secured by a certificate of deposit , which is included in restricted cash.

401K Retirement Savings Plan

The Company maintains a 401k Retirement Savings Plan (the “401k”), administered by ReliaStar Life Insurance Company, to provide a tax deferred retirement savings plan to its employees. To qualify, employees must be at least 21 years of age, with twelve months of continuous employment and must work at least twenty hours per week. Employee contributions are limited to 1% to 15% of employee compensation. The Company matches 25% of the first 3% of employee contributions. For the years ended December 31, 2003, 2002, and 2001, expense of $401,000, $312,000, and $325,000, respectively, associated with the Company’s matching is included in the consolidated statements of operations.

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

The Company’s operations are also subject to a series of laws and regulations dating back to 1987 that apply to the Company’s operations. Changes have occurred from time to time since 1987, including reimbursement reductions and changes to payment rules.

The Federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims to the government for payment. False Claims Act penalties for violations can include sanctions, including civil monetary penalties.

As a provider of services under the federal reimbursement programs such as Medicare, Medicaid and TRICARE, the Company is subject to the federal statute known as the anti-kickback statute, also known as the “fraud and abuse law.” This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of patients for government-reimbursed health care services.

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

In 1996, the Health Insurance Portability and Accountability Act (“HIPAA”) introduced a new category of federal criminal health care fraud offenses. If a violation of a federal criminal law relates to a health care benefit, then an individual is guilty of committing a Federal Health Care Offense. The specific offenses are: health care fraud, theft or embezzlement, false statements, obstruction of an investigation, and money laundering. These crimes can apply to claims submitted not only to government reimbursement programs such as Medicare, Medicaid and TRICARE, but to any third-party payor, and carry penalties including fines and imprisonment.

HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: (1) Privacy Standards had a compliance date of April 14, 2003; (2) Transactions and Code Sets Standards required compliance by October 16, 2002, except as extended by one year to October 16, 2003 for providers that filed a compliance extension form by October 15, 2002; and (3) Security Standards which were published in final form on February 2, 2003 and have a compliance date of April 21, 2005. The Company has filed its compliance extension form and is actively pursuing its strategies toward compliance with the final Privacy Standards and Transaction and Code Sets Standards.

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

In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act reduces Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in January 2004 and others beginning in January 2005.

Effective January 1, 2004, a provision in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 required that reimbursement for virtually all DME and infusion drugs used with durable medical equipment (“DME”) be frozen at the reimbursement level in effect on October 1, 2003. The freeze will remain in effect until the roll out of a national competitive bidding system scheduled to begin in 2007. The competitive bidding for DME will be required in the top ten (10) Metropolitan Statistical Areas (MSAs) in 2007 with the next 80 MSAs scheduled for roll out in 2009. In addition, in January 2005, the Medicare reimbursement for 16 durable medical and respiratory items will be reduced to the median rate of Federal Employee Health Benefit Plan (FEHBP) fee schedule.

Also effective January 1, 2004 a provision in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 required that the reimbursement rate for inhalation drugs used with a nebulizer be reduced from 95% of the average wholesale price (AWP) to 80% of AWP. Beginning January 1, 2005, the reimbursement for inhalation drugs will be further reduced to the average manufacturer’s sales price plus six percent (ASP + 6%).

Included in the Act is a freeze in the reimbursement rates for certain durable medical equipment fixing reimbursement rates at those in effect on October 1, 2003. These reimbursement rates will remain in effect until each of the Company’s locations is included in the competitive bidding process, which is scheduled to begin in 2007. In addition, the reimbursement for 16 durable medical and respiratory items will be reduced to the median Federal Employee Health Benefit Plan rate which some analysts estimate to be a cut of approximately 10% on average.

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

On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. The Company also paid the relator’s attorneys fees and expenses. Pursuant to the Approved Plan, the amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement. The Company has reserved $4,380,000 for its future obligations pursuant to the Government Settlement. At December 31, 2003, $500,000 of this liability related to a principal payment due March 11, 2004 and is included in current liabilities on the accompanying consolidated balance sheet. The remainder of the balance owed was included in other noncurrent liabilities on the accompanying consolidated balance sheet at December 31, 2003.

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

An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2000	2,735,029	$6.22
Granted	35,000	0.80
Canceled	(190,690)	15.32

Outstanding at December 31, 2001	2,579,339	$5.47
Granted	—	—
Exercised	(40,000)	0.27
Canceled	(23,200)	5.61

Outstanding at December 31, 2002	2,516,139	$5.55
Granted	—	—
Exercised	(10,000)	0.17
Canceled	(112,401)	5.76

Outstanding at December 31, 2003	2,393,738	$5.56

Options granted under the 1991 Plan as of December 31, 2003 have the following characteristics:

						Weighted
						Average
				Weighted		Exercise Price
				Average	Options	of Options
			Weighted	Remaining	Exercisable at	Exercisable at
Options	Exercise		Average	Contractual	December 31,	December 31,
Outstanding	Prices		Exercise Price	Life in Years	2003	2003
30,000	$10.04		$10.04	.48	30,000	$10.04
174,188	$15.83	to	$16.54	1.05	174,188	$16.54
	$20.67
273,000	$17.50		$17.50	2.05	273,000	$17.50
58,500	$21.50		$21.50	3.16	58,500	$21.50
708,050	$2.13	to	$5.25	4.80	708,050	$5.25
	$18.13
407,000	$0.56		$0.56	5.87	407,000	$0.56
708,000	$0.17	to	$0.18	6.85	708,000	$0.18
	$0.54
35,000	$0.80		$0.80	7.88	26,250	$0.80

2,393,738					2,384,988

Options granted during 1996 have a two year vesting period and expire in ten years. Options granted during 1997 have two and three year vesting periods and expire in ten years. Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. As of December 31, 2003, shares available for future grants of options under the 1991 Plan total 822,371.

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

An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2000	267,500	$3.13
Granted	20,000	0.75
Canceled	—	—

Outstanding at December 31, 2001	287,500	2.96
Granted	15,000	0.15
Canceled	(82,500)	4.64

Outstanding at December 31, 2002	220,000	2.13
Granted	80,000	1.29
Canceled	—	—

Outstanding at December 31, 2003	300,000	$1.91

     Options granted under the 1995 Plan as of December 31, 2003 have the following characteristics:

						Weighted
						Average
				Weighted		Exercise Price
				Average	Options	of Options
			Weighted	Remaining	Exercisable at	Exercisable at
Options	Exercise		Average	Contractual	December 31,	December 31,
Outstanding	Prices		Exercise Price	Life in Years	2003	2003
6,000	$19.67		$19.67	2.0	6,000	$19.67
6,000	$26.25		$26.25	3.0	6,000	$26.25
6,000	$21.06		$21.06	4.0	6,000	$21.06
6,000	$1.69		$1.69	5.0	6,000	$1.69
6,000	$0.53		$0.53	6.0	6,000	$0.53
160,000	$0.17	to	$0.25	6.6	160,000	$0.25
	$0.30
15,000	$0.75		$0.75	8.0	15,000	$0.75
15,000	$0.15		$0.15	9.0	15,000	$0.15
80,000	$1.29		$1.29	10.0	80,000	$1.29

300,000					300,000

The options are fully vested upon issuance and expire ten years from date of issuance.

The Company has adopted the disclosure provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans because no options have been issued with an exercise price different from the options’ fair value at the grant date.

The grant date weighted average fair value of options granted were $1.29, $0.12, and $0.09 for 2003, 2002, and 2001, respectively.

The fair value of each option issued under the 1991 Plan and the 1995 Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Dividend yield	0%	0%	0%
Expected volatility	153%	132%	127%
Expected lives	5 years	5 years	5 years
Risk-free interest rate range	0.9%	2.78%	3.83% to 4.67%

Employee Stock Purchase Plan

The Company previously sponsored the 1993 Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan was terminated in 2002. The fair value of each option issued under the Stock Purchase Plan is estimated at the respective year-end using the Black-Scholes option-pricing model with the following assumption used for grants in 2001:

	2002	2001
Dividend yield	—	0%
Expected volatility	—	127%
Expected lives	—	1 month
Risk-free interest rate	—	4.67%

Warrants

As part of the Second Amendment to the Fourth Amended and Restated Credit Agreement, the Company was required to issue, effective on March 31, 2001, warrants to the Lenders representing 19.999% of the common stock of the Company issued and outstanding as of March 31, 2001. To fulfill these obligations, warrants to purchase 3,265,315 shares of common stock were issued to the Lenders on June 8, 2001. Fifty percent of these warrants were exercisable during the period commencing June 1, 2001 and ending May 31, 2011, and the remaining fifty percent were exercisable during the period commencing September 30, 2001 and ending September 29, 2011. The exercise price of the warrants is $0.01 per common share. The Company accounted for the estimated fair value of these warrants during the fourth quarter of 2000 as the issuance of these warrants was determined to be probable. As such, the Company increased deferred financing costs by $686,000 to recognize the estimated fair value of the warrants as of December 31, 2000 and recorded an increase to additional paid-in capital.

Pursuant to the Approved Plan, the Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject the warrants held by the Lenders. The Lenders now are entitled to an additional unsecured claim of approximately $846,000, which is the judicially determined value of the warrants as of July 30, 2002, the date immediately prior to the Company’s bankruptcy filing. The difference between the original amount recorded and the value of the warrants as determined by the Bankruptcy Court is recorded as an expense in the accompanying consolidated statement of operations for the year ended December 31, 2003. The warrant holders have appealed the value determined in this ruling. If the appeal is successful, the Company’s unsecured debt could increase which could materially adversely affect the Company’s cash flow and results from operations.

Preferred Stock

The Company’s certificate of incorporation was amended in 1996 to authorize the issuance of up to 5,000,000 shares of preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each such series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations or restrictions thereof. As of December 31, 2003, no preferred shares have been issued.

Income (Loss) Per Common Share

Income (loss) per share is measured at two levels: basic income (loss) per share and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares after considering the additional dilution related to stock options and warrants. In computing diluted income (loss) per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method.

The following information is necessary to calculate income (loss) per share for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Income (loss) before cumulative effect of change in accounting principle	$14,025,000	$7,331,000	$(12,892,000)
Cumulative effect of change in accounting principle	—	(68,485,000)	—

Net income (loss)	$14,025,000	$(61,154,000)	$(12,892,000)

Weighted average common shares outstanding	16,368,000	16,358,000	16,251,000
Effect of dilutive options and warrants	2,632,000	2,249,000	—

Adjusted diluted common shares outstanding	19,000,000	18,607,000	16,251,000

Income (loss) per common share before cumulative effect of change in accounting principle
- Basic	$0.86	$0.45	$(0.79)

- Diluted	$0.74	$0.39	$(0.79)

Cumulative effect of change in accounting principle per common share
- Basic	$—	$(4.19)	$—

- Diluted	$—	$(3.68)	$—

Net income (loss) per common share
- Basic	$0.86	$(3.74)	$(0.79)

- Diluted	$0.74	$(3.29)	$(0.79)

For the years ended December 31, 2003, 2002 and 2001, approximately 1,268,000, 1,823,000 and 3,152,000 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

12. INCOME TAXES

The provision for (benefit from) income taxes are comprised of the following components:

	For the Years Ended December 31,
	2003	2002	2001
Current
Federal	$—	$(2,112,000)	$—
State	400,000	200,000	450,000

	400,000	(1,912,000)	450,000

Deferred
Federal	—	—	—
State	—	—	—

	—	—	—

Provision for (benefit from) income taxes	$400,000	$(1,912,000)	$450,000

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal income tax rate to income (loss) before taxes and cumulative effect of change in accounting principle is attributable to the following:

	For the Years Ended December 31,
	2003	2002	2001
Provision for (benefit from) federal income taxes at statutory rate	$5,049,000	$1,897,000	$(4,355,000)
State income taxes, net of federal tax benefit	260,000	582,000	55,000
Valuation allowance	(6,657,000)	(4,513,000)	3,850,000
Other, principally non-deductible goodwill and other expenses	1,748,000	122,000	900,000

Provision for (benefit from) income taxes	$400,000	$(1,912,000)	$450,000

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,
	2003	2002
Current deferred tax assets:
Accrued restructuring liabilities	$336,000	$1,798,000
Accounts receivable reserves	6,809,000	7,375,000
Accrued liabilities and other	4,893,000	4,784,000

	12,038,000	13,957,000
Less valuation allowance	(12,038,000)	(13,957,000)

Net current deferred tax assets	$—	$—

Noncurrent deferred tax assets (liabilities):
Financial reporting amortization in excess of tax amortization	$17,842,000	$21,716,000
Net operating loss carryforward	55,550,000	48,916,000
Noncurrent asset valuation reserves	533,000	415,000
Other	4,324,000	4,279,000
Acquisition costs	(2,739,000)	(2,739,000)
Tax depreciation in excess of financial reporting depreciation	(12,447,000)	(4,786,000)

	63,063,000	67,801,000
Less valuation allowance	(63,063,000)	(67,801,000)

Net noncurrent deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realized the deferred tax asset, the Company will need to generate future taxable income of approximately $122,664,000 prior to the expiration of the federal net operating loss carryforwards beginning in 2019. Taxable loss for the years ended December 31, 2003 and 2002 was $14,152,000 and $23,746,000, respectively. Based upon the historical taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences; thus, the Company recorded a valuation allowance to fully reserve all net deferred tax assets as of December 31, 2003 and 2002.

At December 31, 2003 and 2002, the Company had federal net operating loss carryforwards of approximately $122,664,000 and $103,804,000, respectively, available to offset future taxable income which expire in varying amounts beginning in 2019.

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

13. INSURANCE

The Company maintains a commercial general liability policy which is on a claims-made basis. This insurance is renewed annually and includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1.0 million per claim with a $5.0 million product liability annual aggregate and a $5.0 million general liability annual aggregate. The Company has a professional liability policy on a claims-made basis and is renewable annually with per claim coverage limits of up to $1.0 million per claim and $5.0 million in the aggregate. The Company retains the first $100,000 of risk exposure for each professional or general liability claim subject to $400,000 in the aggregate. The defense costs are included within the limits of insurance. The Company also maintains excess liability coverage with limits of $20.0 million per claim and $20.0 million in the aggregate. Management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as an additional insured. However, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage. The Company is insured for auto liability coverage for $1.0 million per accident. The Company retains the first $250,000 of risk exposure for each claim.

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

14. RELATED PARTY TRANSACTIONS

A partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. (“H3GM”), which the Company engages to render legal advice in a variety of activities, was a director of the Company until July 2002. The Company paid H3GM $852,000 and $754,000 during 2002 and 2001, respectively.

The Company maintained an employee benefit trust for the purpose of paying health insurance claims for its employees. The trust was established in June 2002 and was funded with an initial deposit of $0.5 million in July 2002. Disbursements from the trust began in late July 2002. The Company deposits funds into the trust on an as needed basis to pay claims. Effective December 31, 2003, the Company abolished the trust.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following are the Company’s 2003, 2002 and 2001 quarterly financial information (amounts in thousands, except per share data):

	First	Second	Third	Fourth		Full
2003	Quarter	Quarter	Quarter	Quarter		Year
Revenues, net	$82,507	$82,864	$83,893	$86,917		$336,181

Income from operations before income taxes	5,289	6,624	1,446	5,148	[1,2]	18,507

Provision for income taxes	100	100	100	100		400

Net income	$4,337	$4,520	$426	$4,742	[1,2]	$14,025

Net income per common share
- Basic	$0.26	$0.28	$0.03	$0.29		$0.86

- Diluted	$0.24	$0.24	$0.02	$0.25		$0.74

1)	Includes changes in estimates resulting in reversals of accruals to income of $500,000 for pre-bankruptcy liabilities and $394,000 for self-insurance accruals.

2)	Includes an accrual of $509,000 of expenses related to billing centers closed in 2003.

(Continued)

	First	Second	Third	Fourth	Full
2002	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$79,812	$79,079	$79,028	$81,713	$319,632

Income (loss) from operations before income taxes and cumulative effect of change in accounting principle	(404)	35	(2,304)	8,092	5,419

Provision for (benefit from) income taxes	(2,012)	100	100	(100)	(1,912)

Income (loss) before cumulative effect of change in accounting principle	1,608	(65)	(2,404)	8,192	7,331

Cumulative effect of change in accounting principle	(68,485)	—	—	—	(68,485)

Net (loss) income	$(66,877)	$(65)	$(2,404)	$8,192	$(61,154)

Net income (loss) per common share before change in accounting principle
- Basic	$0.10	$—	$(0.15)	$0.50	$0.45

- Diluted	$0.09	$—	$(0.15)	$0.45	$0.39

Cumulative effect of change in accounting principle per common share
- Basic	$(4.19)	$—	$—	$—	$(4.19)

- Diluted	$(3.66)	$—	$—	$—	$(3.68)

Net income (loss) per common share
- Basic	$(4.10)	$—	$(0.15)	$0.50	$(3.74)

- Diluted	$(3.57)	$—	$(0.15)	$0.45	$(3.29)

(Continued)

	First	Second	Third	Fourth		Full
2001	Quarter	Quarter	Quarter	Quarter		Year
Revenues	$89,820	$88,453	$86,406	$82,368		$347,047

(Loss) income from operations before income taxes	$(6,271)	$(3,042)	$(5,818)	$2,689		$(12,442)

Provision for income taxes	$150	$150	$150	$—		$450

Net income (loss)	$(6,421)[1]	$(3,192)[1]	$(5,968)[2]	$2,689	[3]	$(12,892)

Net (loss) income per common share
- Basic	$(0.40)[1]	$(0.20)[1]	$(0.37)[2]	$0.16	[3]	$(0.79)

- Diluted	$(0.40)[1]	$(0.20)[1]	$(0.37)[2]	$0.14	[3]	$(0.79)

1)	Includes default interest expense of $1,600 which was reversed to income in the second quarter of 2001 upon the signing of the Amended Credit Agreement.

2)	Includes pre-tax loss on sale of assets of $2,629.

3)	Includes pre-tax gain on sale of assets of $2,573.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
American HomePatient, Inc.
Brentwood, Tennessee

We have audited the consolidated financial statements of American HomePatient, Inc. and subsidiaries (the “Company”) (Debtor-in-Possession from July 31, 2002 to July 1, 2003) as of December 31, 2002, and for each of the two years in the period ended December 31, 2002, and have issued our report thereon dated March 20, 2003 (which expresses an unqualified opinion and includes explanatory paragraphs (a) relating to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002; (b) relating to the Company’s filing for reorganization under Chapter 11 of the Federal Bankruptcy Code; and (c) relating to substantial doubt about the Company’s ability to continue as a going concern); such report is included elsewhere in this Form 10-K for the year ended December 31, 2003. Our audits also included the 2002 and 2001 financial statement schedules of the Company, listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the 2002 and 2001 financial statement schedules, when considered in relation to the 2002 and 2001 basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
March 20, 2003

S-1

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2002 and 2001

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Column A	Column B	Column C		Column D			Column E
		Additions		Deductions
	Balance at			Write-offs			Balance at
	Beginning	Bad Debt		Net of			End of
Description	of Period	Expense	Other	Recoveries	Other		Period
For the year ended December 31, 2003:	$22,991,000	$10,437,000	$—	$16,121,000	$179,000	(1)	$17,486,000

For the year ended December 31, 2002:	$32,152,000	$11,437,000	$—	$20,598,000	$—		$22,991,000

For the year ended December 31, 2001:	$40,862,000	$15,813,000	$—	$21,935,000	$2,588,000	(2)	$32,152,000

(1)	Amounts represent reserves recorded as a result of consolidating previously 50% owned joint ventures.

(2)	Amounts represent reserves associated with accounts receivable sold in conjunction with sales of assets of centers.

RETAIL INVENTORY RESERVES:

Column A	Column B	Column C			Column D				Column E
		Additions			Deductions
	Balance at								Balance at
	Beginning	Cost of							End of
Description	of Period	Sales	Other		Write-offs	Other			Period
For the year ended December 31, 2003:	$583,000	$101,000	$		$126,000	$			$558,000

For the year ended December 31, 2002:	$1,191,000	$45,000		$—	$123,000		$530,000	(3)	$583,000

For the year ended December 31, 2001:	$2,021,000	$—		$—	$203,000		$627,000	(3)	$1,191,000

(3)	Amounts represent favorable adjustments to cost of sales as a result of the Company’s assessment of required reserve levels due to reduced inventory exposure at the end of the period.

RENTAL EQUIPMENT RESERVES:

Column A	Column B	Column C			Column D			Column E
		Additions			Deductions
	Balance at							Balance at
	Beginning	Depreciation						End of
Description	of Period	Expense	Other		Write-offs	Other		Period
For the year ended December 31, 2003:	$930,000	$238,000	$		$243,000	$		$925,000

For the year ended December 31, 2002:	$1,152,000	$228,000		$—	$450,000		$—	$930,000

For the year ended December 31, 2001:	$1,239,000	$—		$—	$87,000		$—	$1,152,000

S-2

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No.33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

10.1	Amended and Restated Subsidiary Security Agreement dated July 31, 2001, by and among Bankers Trust Company and certain direct and indirect subsidiaries of American HomePatient, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2	Amended and Restated Borrower Security Agreement dated July 31, 2001, by and between Bankers Trust Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	1991 Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement No. 33-89568 on Form S-2).

Exhibit
Number	Description of Exhibit
10.4	Amendment No. 4 to 1991 Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit A of Schedule 14A dated April 17, 1995).

10.5	1995 Nonqualified Stock Option Plan for Directors (incorporated herein by reference to Exhibit B of Schedule 14A dated April 17, 1995).

10.6	Agreement of Partnership of Homelink Home Healthcare Partnership dated February 28, 1985, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc., as amended by First Amendment to Agreement of Partnership of Homelink Home Health Care Partnership dated February 28, 1988, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Healthcare Services, Inc. and Second Amendment to Agreement of Partnership of Homelink Home Health Care Partnership dated October 1, 1988, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc. and Third Amendment to Agreement of Partnership of Homelink Healthcare Partnership dated October 1, 1991, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc. (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement No. 33-89568 on Form S-2).

10.7	Borrower Partnership Security Agreement dated December 28, 1995, by and between Bankers Trust Company and the Company (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.8	Subsidiary Partnership Security Agreement dated December 28, 1995, by and between Bankers Trust Company and certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.9	Amended and Restated Borrower Pledge Agreement dated December 28, 1995, by and between Bankers Trust Company and the Company (incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.10	Amended and Restated Subsidiary Pledge Agreement dated December 28, 1995 by and among Bankers Trust Company and certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.11	Subsidiary Guaranty dated October 20, 1994 by certain direct and indirect subsidiaries of the Company (incorporated by reference to Exhibit 10.73 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.12	Lease and addendum as amended dated October 25, 1995, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

Exhibit
Number	Description of Exhibit
10.13	Employment Agreement effective December 1, 2000 between the Company and Joseph F. Furlong, III (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2000).

10.14	Employment Agreement dated January 1, 2001 between the Company and Marilyn A. O’Hara (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.15	Employment Agreement dated January 1, 2001 between the Company and Thomas E. Mills (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.16	Fifth Amended and Restated Credit Agreement dated May 25, 2001 by and among American HomePatient, Inc., the Lenders named therein and Bankers Trust Company (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2000).

10.17	Form of Promissory Note dated May 25, 2001, by and between American HomePatient, Inc. and each of Bankers Trust Company, Longacre Master Fund Ltd. and Citibank, N.A. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2000).

10.18	Warrant Agreement dated May 25, 2001 by and among American HomePatient, Inc., the Lenders and Bankers Trust Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2000).

10.19	Concentration Bank Agreement dated June 8, 2001 by and among American HomePatient, Inc., PNC Bank, National Association, and Bankers Trust Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.20	Addendum to Concentration Bank Agreement dated July 31, 2001 by and among American HomePatient, Inc., certain of its direct and indirect subsidiaries, PNC Bank, National Association, and Bankers Trust Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.21	Blocked Account Agreement dated June 8, 2001 by and among American HomePatient, Inc. and Bankers Trust Company (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
Number	Description of Exhibit
10.22	Amendment No. 9 to 1991 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.23	Form of Promissory Note dated July 1, 2003, by American HomePatient, Inc. and certain of its direct and indirect subsidiaries.

10.24	Second Amended and Restated Assignment and Borrower Security Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent.

10.25	Second Amended and Restated Assignment and Subsidiary Security Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent.

10.26	Amended and Restated Borrower Partnership Security Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent.

10.27	Amended and Restated Subsidiary Partnership Security Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent.

10.28	Second Amended and Restated Borrower Pledge Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent.

10.29	Second Amended and Restated Subsidiary Pledge Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent.

10.30	Amended and Restated Concentration Bank Agreement dated July 1, 2003, by and between American HomePatient, Inc., PNC Bank, National Association, and Bank of Montreal, as agent.

10.31	Second Amended and Restated Collection Bank Agreement dated July 1, 2003, by and between American HomePatient, Inc., PNC Bank, National Association, and Bank of Montreal, as agent.

21	Subsidiary List.

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

Exhibit
Number	Description of Exhibit
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.