Form 10-Q
period 2004-03-31
AMERICAN HOMEPATIENT INC
filed 2004-05-06
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2004

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

16,436,689

(Outstanding shares of the issuer’s common stock as of April 30, 2004)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
ASSETS	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$6,919,000	$2,571,000
Restricted cash	650,000	400,000
Accounts receivable, less allowance for doubtful accounts of $17,425,000 and $17,486,000, respectively	59,477,000	58,875,000
Inventories, net of inventory valuation allowances of $536,000 and $558,000, respectively	15,777,000	16,475,000
Prepaid expenses and other current assets	2,325,000	4,131,000

Total current assets	85,148,000	82,452,000

Property and equipment	173,645,000	170,901,000
Less accumulated depreciation and amortization	(115,754,000)	(114,070,000)

Property and equipment, net	57,891,000	56,831,000

Goodwill	121,834,000	121,834,000
Investment in joint ventures	7,483,000	9,206,000
Other assets	13,151,000	13,717,000

TOTAL ASSETS	$285,507,000	$284,040,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2004	2003
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$10,998,000	$11,720,000
Accounts payable	20,172,000	17,518,000
Other payables	2,266,000	2,485,000
Current portion of pre-petition accounts payable	5,624,000	5,624,000
Accrued expenses:
Payroll and related benefits	9,473,000	10,155,000
Insurance, including self-insurance accruals	6,500,000	6,378,000
Other	8,182,000	8,455,000

Total current liabilities	63,215,000	62,335,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	251,194,000	251,194,000
Pre-petition accounts payable	789,000	661,000
Other noncurrent liabilities	3,093,000	3,601,000

Total noncurrent liabilities	255,076,000	255,456,000

Total liabilities	318,291,000	317,791,000

MINORITY INTEREST	506,000	498,000
SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 16,377,000 shares	164,000	164,000
Additional paid-in capital	173,305,000	173,305,000
Accumulated deficit	(206,759,000)	(207,718,000)

Total shareholders’ deficit	(33,290,000)	(34,249,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$285,507,000	$284,040,000

     The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Sales and related service revenues, net	$36,867,000	$36,401,000
Rentals and other revenues, net	47,906,000	46,106,000

Total revenues, net	84,773,000	82,507,000

EXPENSES:
Cost of sales and related services	18,617,000	17,293,000
Cost of rentals and other revenues, including rental equipment depreciation of $5,511,000 and $4,741,000, respectively	9,343,000	8,426,000
Operating expenses, including bad debt expense of $2,819,000 and $3,117,000, respectively	47,059,000	47,236,000
General and administrative	4,289,000	4,546,000
Earnings from unconsolidated joint ventures	(1,052,000)	(1,230,000)
Depreciation, excluding rental equipment, and amortization	833,000	925,000
Interest expense (income), net (excluding post-petition contractual interest of $0 and $6,300,000, respectively)	4,650,000	(72,000)
Other (income) expense, net	(25,000)	94,000

Total expenses	83,714,000	77,218,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	1,059,000	5,289,000
Reorganization items	—	852,000

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,059,000	4,437,000
Provision for income taxes	100,000	100,000

NET INCOME	$959,000	$4,337,000

NET INCOME PER COMMON SHARE:
- Basic	$0.06	$0.26

- Diluted	$0.06	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic	16,377,000	16,367,000

- Diluted	17,047,000	18,323,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$959,000	$4,337,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,344,000	5,666,000
Equity in earnings of unconsolidated joint ventures	(553,000)	(696,000)
Minority interest	70,000	88,000
Reorganization items	—	852,000
Reorganization items paid	(475,000)	(1,063,000)
Change in assets and liabilities:
Accounts receivable, net	(602,000)	(2,007,000)
Inventories	698,000	776,000
Prepaid expenses and other current assets	1,806,000	(223,000)
Accounts payable, other payables and accrued expenses	2,205,000	2,387,000
Other assets and liabilities	(53,000)	(255,000)

Net cash provided by operating activities	10,399,000	9,862,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(7,293,000)	(6,840,000)
Distributions and loan payments from unconsolidated joint ventures, net	2,276,000	853,000

Net cash used in investing activities	(5,017,000)	(5,987,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(Continued)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(62,000)	$(67,000)
Principal payments on long-term debt and capital leases	(722,000)	(120,000)
Adequate protection payments	—	(4,800,000)
Restricted cash	(250,000)	—

Net cash used in financing activities	(1,034,000)	(4,987,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,348,000	(1,112,000)
CASH AND CASH EQUIVALENTS, beginning of period	2,571,000	22,827,000

CASH AND CASH EQUIVALENTS, end of period	$6,919,000	$21,715,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$4,711,000	$49,000

Cash payments of income taxes	$184,000	$47,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. American HomePatient, Inc. and subsidiaries (the “Company”) provides home health care services and products consisting primarily of respiratory therapies, infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the three months ended March 31, 2004, these services represented 70%, 13% and 17% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of March 31, 2004, the Company provided these services to patients primarily in the home through 285 centers in 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.

The interim condensed consolidated financial statements of the Company for the three months ended March 31, 2004 and 2003 herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at March 31, 2004 and the results of operations and the cash flows for the three months ended March 31, 2004 and 2003.

The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

Certain reclassifications have been made to the 2003 interim condensed consolidated financial statements to conform to the 2004 presentation.

2. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On July 1, 2003, American HomePatient, Inc. emerged from bankruptcy pursuant to a “100% pay plan” whereby the Company’s shareholders retain their equity interest and all of the Company’s creditors and vendors will be paid 100% of all amounts they are owed, either immediately or over time with interest. American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) originally filed voluntary petitions for relief on July 31, 2002 to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”).

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

On July 1, 2003, the Company’s Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Lenders filed an appeal to the District Court of the order confirming the Approved Plan. On September 12, 2003 the District Court issued an opinion affirming in all respects the Confirmation Order. The Lenders have filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit under Case Number 03-6500. The Company intends to vigorously defend the Confirmation Order entered by the Bankruptcy Court and upheld by the District Court, but no assurances can be given as to the outcome of that appeal.

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

The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the

Company’s Excess Cash Flow (as defined in the Approved Plan) for the previous fiscal year with an estimated prepayment due on September 30, 2004 in an amount equal to one-half of the anticipated payment due on March 31, 2005. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year. An estimated prepayment is due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The maturity date of the $250.0 million secured debt is July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.

The Approved Plan treats the general unsecured debt and the Lenders’ unsecured debt in the same manner. Principal and accrued interest is payable semi-annually (on June 30 and December 31 of each year) in six equal installments beginning December 31, 2003. Interest accrues on this unsecured debt at an annual rate of 8.3675%. In addition to the six scheduled payments, the holders of the unsecured debt also received an estimated prepayment of the Pro Rata Payment (as defined in the Approved Plan) on September 30, 2003. Because the Company did not have Excess Cash Flow for fiscal year 2003 (as defined by the Approved Plan), there was no Pro Rata Payment due on March 31, 2004. The Pro Rata Payment due on March 31, 2005 is in the amount of two-thirds of the Company’s Excess Cash Flow, if any, for the 2004 fiscal year. Additionally, an estimated prepayment is due on September 30, 2004 in an amount equal to one-half of the anticipated March 2005 Pro Rata Payment.

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

The Company has made all payments due under the Approved Plan as of March 31, 2004, and has also prepaid some of its obligations thereunder. As of March 31, 2004, the Lenders were owed approximately $261.2 million, comprised of $250.0 million of secured debt and $11.2 million of unsecured debt. The remaining general unsecured claims (excluding the Government Settlement) as of March 31, 2004 were approximately $6.4 million.

On July 1, 2003, the Company paid, in full, unsecured claims that individually totaled $10,000 or less, according to the provisions of the Approved Plan. The total of these payments was $3.3 million.

The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject the warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt. The warrant holders have appealed the damages calculation determined in this ruling. If the Lenders if are unsuccessful in their appeal, they will be entitled to receive payment from the Company on the $846,000 as a general unsecured claim. If the appeal is successful, the amount owed to the warrant holders could substantially increase, which could materially adversely affect the Company’s cash flow and results from operations. The Company intends to vigorously defend the damages calculation determined by the Bankruptcy Court, but no assurances can be given as to the outcome of that appeal.

3. STOCK BASED COMPENSATION

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

	2004	2003
Net income – as reported	$959,000	$4,337,000
Additional compensation expense	(218,000)	(4,000)

Net income – pro forma	$741,000	$4,333,000

Net income per common share - as reported
Basic	$0.06	$0.26
Diluted	$0.06	$0.24
Net income per common share - pro forma
Basic	$0.05	$0.26
Diluted	$0.04	$0.24

4. REORGANIZATION ITEMS

Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Reorganization items for the three months ended March 31, 2004 and March 31, 2003 were $0 and $852,000, respectively, and are comprised primarily of professional fees.

5. LIQUIDITY

As discussed in Note 2, on May 27, 2003, the Bankruptcy Court entered the Approved Plan and on July 1, 2003, the Company’s Approved Plan became effective and the Company emerged from bankruptcy protection. In connection with the Approved Plan, the Amended Credit Agreement was terminated. Pursuant to the Approved Plan, as of the effective date of the Approved Plan the Company had secured debt to the Lenders of $250,000,000 and unsecured debt of $30,100,000. The secured debt is evidenced by a promissory note in that amount and is secured by various security agreements.

The financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the year ended December 31, 2003 the Company emerged from bankruptcy, achieved net income of $14,025,000 and improved operating results from the prior years. The 2003 results were favorably impacted by the exclusion of $12,510,000 in post-petition interest expense while the Company was in bankruptcy in 2003. The Company is focused on generating positive cash flow from operating activities, primarily through improvements in its operating results. For the year ended December 31, 2003, net cash provided by operating activities was $17,238,000. Notwithstanding this net cash provided by operating activities , the Company did not have Excess Cash Flow (as defined in the Approved Plan). For the three months ended March 31, 2004, the Company achieved net income of $959,000 and had $10,399,000 of cash provided by operating activities.

Total long-term debt and capital leases have decreased by $722,000 from $262,914,000 to $262,192,000 at December 31, 2003 and March 31, 2004, respectively. All of the Company’s debt has fixed interest rates, which on a weighted average was 6.86% at March 31, 2004.

The Company has scheduled current debt principal payments of $11,720,000, pre-petition accounts payable payments of $5,624,000, and minimum rental obligations of $11,607,000 under long-term operating leases due during the twelve months ending December 31, 2004. The Company is also obligated to make excess cash payments on the Lenders’ secured and unsecured debt as well as to holders of Allowed General Unsecured Claims (primarily pre-petition accounts payable) as defined by the Approved Plan. During 2003, the Company made payments, including some pre-payments, on the Lenders’ secured and unsecured debt, as well as the holders of Allowed General Unsecured Claims, totaling $26.9 million. The Company has the option to apply the pre-payments against the required 2004 payments; however, the Company intends to continue making payments to the Lenders and general unsecured creditors (as defined in the Approved Plan) if it has sufficient cash.

As of March 31, 2004, the Company had approximately $6,919,000 in unrestricted cash and cash equivalents and $21,933,000 of working capital. The Company’s consolidated cash flows from operations for the year ended December 31, 2003 and through March 31, 2004 were sufficient to meet 2003 and 2004 debt and lease obligations. The Company believes that its current cash and cash equivalents and expected cash flow from operations will be sufficient to fund its operating requirements, capital expenditure requirements, debt service requirements (including a full year of interest expense pursuant to the Approved Plan), and lease obligations during the next twelve months.

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

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, the level and quality of accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $58,137,000 and $56,940,000 at March 31, 2004 and December 31, 2003, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 64 and 60 days at March 31, 2004 and December 31, 2003, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation. The Company’s DSO for the quarter ended March 31, 2004 was impacted negatively by delays in billing and collection caused by HIPAA implementation in the last quarter of 2003.

The Company’s future liquidity and capital resources will be materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”

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

6. GOVERNMENT INVESTIGATION AND LITIGATION

     Government Settlement. On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. The Company also paid the relator’s attorneys’ fees and expenses. Pursuant to the Approved Plan, amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement, and the Company has made all payments due to date under the Government Settlement. During the three month period ended March 31, 2004, the Company paid $500,000 pursuant to the Government Settlement. At March 31, 2004, the Company had an accrual of $3,502,000 for its remaining obligations pursuant to the Government Settlement. Of the total accrual related to the Government Settlement, $500,000 is included in other accrued expenses and $3,000,000 is included in other noncurrent liabilities on the accompanying interim condensed consolidated balance sheets at March 31, 2004.

7. INCOME PER COMMON SHARE

Income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted income per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to stock options and warrants. In computing diluted income per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method.

The following information is necessary to calculate earnings per share for the periods presented:

	Three Months Ended March 31,
	2004	2003
Net income	$959,000	$4,337,000

Weighted average common shares outstanding	16,377,000	16,367,000
Effect of dilutive options and warrants	670,000	1,956,000

Adjusted diluted common shares outstanding	17,047,000	18,323,000

Net income per common share
- Basic	$0.06	$0.26

- Diluted	$0.06	$0.24

8. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, revised December 2003, (“FIN 46R”), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidations of Variable Interest Entities”, which was issued in January 2003. Beginning in 2004, the Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation was applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

The Company adopted FIN 46R to existing VIEs in which it has variable interests. The adoption of FIN 46R did not have an impact on the Company’s consolidated balance sheet. As the Company continues to evaluate the impact of applying FIN 46R, entities may be identified that would need to be consolidated by the Company.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “projects,” “may,” “plan,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the Company’s Approved Plan (as defined in Note 2 to the interim condensed consolidated financial statements), other effects and consequences of the Bankruptcy Filing (as defined in Note 2 to the interim condensed consolidated financial statements), forecasts upon which the Approved Plan is based, business strategy, the ability to satisfy interest expense and principal repayment obligations, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, adoption of, or changes in, accounting policies and practices, existing government regulations and changes in, or the failure to comply with, governmental regulations, legislative proposals for healthcare reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and changes in reimbursement policies. Such statements are not guarantees of future performance and are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.

General

The Company provides home health care services and products to patients through its 285 centers in 35 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors. As a result, prices for the Company’s products and services are set by the payors and not by the Company. Since the Company cannot affect pricing, it can improve operating results primarily by increasing the number of units sold and rented and controlling expenses. It can improve cash flow by limiting the amount of time that it takes to collect payment after delivering products and services. Key indicators of performance include:

     Sales and Rentals. Operating in an industry with pre-set prices makes it crucial to increase revenues by increasing the volume of sales and rentals. Over the past three years, the Company has increased its focus on sales and marketing efforts in an effort to improve revenues. Continuing these efforts will be critical to the Company’s success. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product line and branch location and region. Management’s goal is to identify geographic or product line weaknesses and take corrective actions. Shareholders should realize that reductions in reimbursement levels can more than offset increased sales and rental volumes. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense as a percentage of net revenue has decreased in the past three years from 4.6% in 2001 to 3.3% for the three months ended March 31, 2004. Management’s goal is to further lower this percentage in 2004, but management anticipates that the rate of decrease may be less in 2004.

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

     Days Sales Outstanding. DSO is a tool used by management to assess collections and the consequent impact on cash flow. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company monitors DSO trends for each of its branches and billing centers, and for the Company in total, as part of the management of the billing and collections process. An increase in DSO usually indicates a breakdown in processes at the billing centers. A decline in DSO usually results from process improvements and improved cash collections. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. The decrease in DSO in the past three years from 68 in 2001 to 61 in 2002 to 60 in 2003 is due to improved collection results on current billings and improved timeliness in obtaining necessary billing documentation. Management’s goal is to lower DSO in 2004. The Company’s DSO for the quarter ended March 31, 2004 was 64, having been impacted negatively by delays in billing and collection caused by HIPAA implementation in the last quarter of 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – HIPAA.”

Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue which reports the amount of sales and rental revenues which have not yet been billed to the payor’s due to incomplete documentation or the receipt of the Certificate of Medical Necessity (“CMN”). At March 31, 2004 and December 31, 2003, the amount of unbilled revenue net of reserves was $11.0 million and $10.2 million, respectively.

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

     Reimbursement Changes and the Company’s Response. The reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) will negatively impact the Company’s future operating results, liquidity and capital resources. A provision in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 required that the reimbursement rate for inhalation drugs used with a nebulizer be reduced from 95% of the average wholesale price (AWP) to 80% of AWP. Beginning January 1, 2005, the reimbursement for inhalation drugs will be further reduced to the average manufacturer’s sales price plus six percent (ASP + 6%). Revenue in the current quarter was reduced by approximately $1.9 million as result of an approximate 15.8% reduction in the Medicare reimbursement rates for inhalation drugs effective January 1, 2004. Management believes that the reimbursement reductions scheduled to take effect January 1, 2005 with respect to the Company’s inhalation drug business, which constitutes approximately 12% of the Company’s year to date 2004 revenues, will have the greatest impact on the Company’s operating results. Management believes that the scheduled reductions could force providers to exit the inhalation drug business, which in turn could create difficulties for Medicare beneficiaries needing inhalation drugs to obtain these drugs under current Medicare regulations. Management is taking a number of steps in an effort to reduce the expected impact of the reimbursement reductions contained in the Act including initiatives to grow revenues, improve productivity, and reduce costs. The Company also is undertaking a number of efforts, including lobbying lawmakers and regulators, aimed at addressing the Medicare patient drug availability issues created by the inhalation drug reimbursement reductions scheduled for January 1, 2005, with the hope of modifying the pricing changes for inhalation drugs to avoid patient drug availability issues. The magnitude of the adverse impact that the Act’s reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of these efforts, but the adverse impact will be material in 2005 and beyond. The Company expects to offset much of the 2004 impact through revenue growth and cost reductions. However, as with all projections, there can be no guarantee that management’s projections will be achieved.

Included in the Act is a freeze in the reimbursement rates for certain durable medical equipment at those in effect on October 1, 2003. These reimbursement rates will remain in effect until each of the Company’s locations is included in a competitive bidding process, which is scheduled to begin in 2007. In addition, the reimbursement for 16 durable medical and respiratory items will be reduced to the median Federal Employee Health Benefit Plan rate which some analysts estimate to be a cut of approximately 10% on average.

In February 2004 the executive branch of the federal government released the fiscal year 2005 budget for the Department of Health and Human Services that contained a provision to eliminate the Medicare capped rental program. Under the current provisions of Medicare regulations, the Company receives rental payments for certain durable medical equipment for fifteen months and then receives a semi-annual maintenance payment which is equal to one month’s rent. The proposed budget would eliminate the rental payments for the fourteenth and fifteenth months and reimburse durable medical equipment repair costs at actual cost, eliminating the semi-annual payment. The items affected by this proposed budget are durable medical equipment items traditionally rented to Medicare and Medicaid patients, such as hospital beds, wheelchairs, nebulizers, etc. As the budget has not yet been approved, the magnitude of the adverse impact that the budget could have on the Company’s future operating results is not yet known.

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

     Approved Plan. On July 1, 2003, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) emerged from bankruptcy pursuant to a 100% pay plan (the “Approved Plan”) whereby shareholders retained their equity interest and the Company’s creditors and vendors will be paid 100% of amounts they are owed, either immediately or over time with interest. The Approved Plan fixed the interest on the Company’s debt at 6.785% for the secured debt and 8.3675% for the unsecured debt, thus eliminating all material interest rate risk for the Company. The Approved Plan set terms for repayment of the Company’s outstanding debt and other terms, all as described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The Lenders have filed an appeal of the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit appealing both the Bankruptcy Court’s determination of the amount of their secured claim and the interest rates on both the secured and unsecured portions of their claims. The Case Number for this appeal is 03-6500. The Company intends to vigorously defend the Confirmation Order entered by the Bankruptcy Court and upheld by the District Court, and the Company anticipates professional and other fees will be incurred in 2004 in connection with the appeal process. The outcome of the appeal cannot be predicted, and an adverse ruling could have a material adverse effect on the Company. See Note 2 to the interim condensed consolidated financial statements “Proceedings under Chapter 11 of the Bankruptcy Code” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Pursuant to a motion filed by the Company, the Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants held by the Lenders that represented approximately 20% of the Company’s outstanding common stock. The Lenders now are entitled to an additional unsecured claim of approximately $846,000, which is the judicially determined damages claim stemming from rejection of the warrants as of July 30, 2002, the date immediately prior to the Company’s bankruptcy filing. The warrant holders have appealed the damages determination in this ruling. If the appeal is successful, the amount owed to the warrant holders could substantially increase, which could materially adversely affect the Company’s cash flow and results from operations.

     Product Mix. The Company’s strategy for 2003 was to maintain a diversified offering of home health care services reflective of its current business mix. For 2004, respiratory services will remain a primary focus along with home medical equipment rental and enteral nutrition products and services.

     Financial Presentation. The accompanying consolidated financial statements for 2003 have been prepared on a going concern basis and in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7. Accordingly, these consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. Revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are reported separately as reorganization items. Cash used for reorganization items is disclosed separately in the consolidated statements of cash flows. Since the Company emerged from bankruptcy, the accompanying consolidated financial statements have not been presented, as during the bankruptcy proceedings, to reflect liabilities subject to compromise.

Services and Products

The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Three Months Ended March 31,
	2004	2003
Home respiratory therapy services	70%	68%
Home infusion therapy services	13	13
Home medical equipment and medical supplies	17	19

Total	100%	100%

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

Oxygen systems comprised approximately 35% of the Company’s year-to-date 2004 revenues. Inhalation drugs and nebulizers comprised approximately 12% and 3%, respectively, of the Company’s total 2004 revenues. All other respiratory products and services comprised approximately 20% of the Company’s total 2004 revenues. The Company provides respiratory therapy services at all but six of its 285 centers.

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

Enteral nutrition services account for approximately 6% of the Company’s total revenues in 2004. Antibiotic therapy, TPN, and pain management and other infusion revenues accounted for approximately 7% of the Company’s year-to-date revenues in 2004. Enteral nutrition services are provided at most of the Company’s centers, and the Company currently provides other infusion therapies in 45 of its 285 centers.

     Home Medical Equipment and Medical Supplies. The Company provides a comprehensive line of equipment and supplies to serve the needs of home care patients. Revenues from home equipment and supplies are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment. Sales and rentals of home medical equipment and sales of medical supplies account for 17% of the Company’s year-to-date revenues in 2004.

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

In 1996, the Health Insurance Portability and Accountability Act (“HIPAA”) introduced a new category of federal criminal health care fraud offenses. If a violation of a federal criminal law relates to a health care benefit, then an individual is guilty of committing a Federal Health Care Offense. The specific offenses are: health care fraud, theft or embezzlement, false statements, obstruction of an investigation, and money laundering. These crimes can apply to claims submitted not only to government reimbursement programs such as Medicare, Medicaid and TRICARE, but to any third-party payor, and carry penalties including fines and imprisonment. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – HIPAA.”

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

     Legal Proceedings. The following is a summary of the Company’s material legal proceedings:

On June 11, 2001, a settlement agreement (the “OIG Settlement” or “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the

Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. An installment of $880,000, including interest of $380,000, was due and paid on March 11, 2004. The Company also paid the relator’s attorneys fees and expenses. Pursuant to the Approved Plan, the amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement. As of March 31, 2004, the Company has an accrual of $3,502,000 for its obligations pursuant to the Government Settlement, of which $500,000 is classified as a current liability. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Approved Plan.”

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

     Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the credit-worthiness and collectibility of amounts due from its patients. Approximately 62% of the Company’s 2004 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided or when merchandise or equipment are delivered to patients. Revenues are recorded net of estimated adjustments for billing errors or other reimbursement adjustments. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as an adjustment to revenue in the year finalized.

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

The Company’s allowance for doubtful accounts totaled approximately $17.4 million and $17.5 million as of March 31, 2004 and December 31, 2003, respectively.

     Inventory Valuation and Cost of Sales Recognition. Inventories represent goods and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory on an interim basis at a standard rate, based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. The Company records a valuation allowance for its estimated count adjustments and the difference between inventory actual costs and standard costs. The Company is subject to loss for inventory adjustments in excess of the recorded inventory valuation allowance. The inventory valuation allowance was $0.5 and $0.6 million at March 31, 2004 and December 31, 2003, respectively.

     Rental Equipment Valuation. Rental equipment is rented to patients for use in their homes and is depreciated over the equipment’s estimated useful life. On an annual basis, the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated, damaged, or obsolete equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for damaged, outdated, or obsolete equipment. Management records a valuation allowance for its estimated lost, damaged, outdated, or obsolete rental equipment based upon historical adjustment amounts and believes the recorded rental allowance is adequate. The Company is subject to loss for unrecorded adjustments in excess of its recorded rental equipment valuation allowance. The Company’s rental equipment reserves totaled $1.0 million and $0.9 million at March 31, 2004 and December 31, 2003, respectively.

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

     Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are required to be tested for impairment on an annual basis and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected September 30 as its annual testing date. Goodwill is tested for impairment by comparing the fair value of goodwill to the carrying value of goodwill. The fair value is determined using a combination of analyses which included discounted cash flow calculations, market multiples and other market information. Key assumptions used in these estimates include projected operating results, discount rates and peer market multiples.

There was no tax effect on the impairment loss due to the fact that the majority of the related goodwill was non-tax deductible and because of the Company’s federal net operating loss position. There was no impairment recognized as a result of the Company’s annual impairment testing in September 2003. As a result of the potential impact of the Medicare Prescription Drug Impact and Modernization Act of 2003, which was enacted in December 2003, the Company performed an impairment test of goodwill at December 31, 2003 and concluded that the carrying value of goodwill did not exceed its fair value. During the three months ended March 31, 2004, no events occurred that would require goodwill to be tested for impairment.

     Self Insurance. Self-insurance accruals primarily represent management’s loss estimate for self-insurance or large deductible risks associated with workers’ compensation insurance. The Company is insured for workers’ compensation, but retains the first $250,000 of risk exposure for each claim. The Company is not maintaining annual aggregate stop loss coverage for claims made in 2004 and did not maintain annual aggregate stop loss coverage for claims made in 2002, as such coverage was not available. Judgments used in determining the accruals related to workers’ compensation include loss development factors, frequency of claims and severity of claims. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The liability for estimated workers’ compensation claims totaled approximately $3.0 million and $2.9 million as of March 31, 2004 and December 31, 2003, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintained annual aggregate stop loss coverage of $13.3 million for 2004. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2004 and 2003 and had unlimited lifetime reimbursements for 2001. The estimated liability for health insurance claims totaled approximately $1.8 million and $2.0 million as of March 31, 2004 and December 31, 2003, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred unpaid reported claims and for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims. Judgments include assessing historical paid claims, average lags between the claims’ incurred dates, reported dates and paid dates, the frequency of claims and the severity of claims.

The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. The Company currently maintains cash collateral balances of $4.6 million related to its self-insured obligations, which is included in other assets.

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

Results of Operations

The Company reports its revenues as follows: (i) sales and related services and (ii) rentals and other revenues. Sales and related services revenues are derived from the provision of infusion therapies; the sale of home health care equipment and supplies; the sale of aerosol and respiratory therapy medications and equipment; and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapies. Cost of sales and related services includes the cost of equipment, drugs and related supplies sold to patients. Cost of rentals and other revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen tanks, rent expense for leased equipment, and rental equipment depreciation expense, and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, division and area management expenses, selling costs, occupancy costs, billing center costs, bad debt expense, and other operating costs. General and administrative expenses include corporate and senior management expenses.

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

The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Percentage of Revenues

	Three Months Ended March 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of sales and related services	22.0	21.0
Cost of rentals and other revenues, including rental equipment depreciation	11.0	10.2
Operating expenses	55.5	57.3
General and administrative expense	5.1	5.5
Earnings from unconsolidated joint ventures	(1.2)	(1.5)
Depreciation, excluding rental equipment, and amortization	1.0	1.1
Interest expense (income), net	5.5	(0.1)
Other expense, net	—	0.1

Total expenses	98.9	93.6

Income from operations before reorganization items and income taxes	1.1	6.4
Reorganization items	—	1.0
Provision for income taxes	0.1	0.1

Net income	1.0%	5.3%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues. Revenues increased from $82.5 million for the quarter ended March 31, 2003 to $84.8 million for the same period in 2004, an increase of $2.3 million, or 2.8%. The increase in revenues is a result of the Company’s sales and marketing efforts. Following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues increased from $36.4 million for the quarter ended March 31, 2003 to $36.9 million for the same period of 2004, an increase of $0.5 million, or 1.4%.

Rentals and Other Revenues. Rentals and other revenues increased from $46.1 million for the quarter ended March 31, 2003 to $47.9 million for the same period in 2004, an increase of $1.8 million, or 3.9%.

Cost of Sales and Related Services. Cost of sales and related services increased from $17.3 million for the quarter ended March 31, 2003 to $18.6 million for the same period in 2004, an increase of $1.3 million, or 7.5%. As a percentage of sales and related services revenues, cost of sales and related services increased from 47.5% for the quarter ended March 31, 2003 to 50.5% for the same period in 2004. This increase is primarily attributable to lower gross margins on the Company’s aerosol medication sales in the current quarter, due to lower reimbursements as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Cost of Rentals and Other Revenues. Cost of rentals and other revenues increased from $8.4 million for the quarter ended March 31, 2003 to $9.3 million for the same period in 2004, an increase of $0.9 million, or 10.7%. This increase is primarily attributable to a higher level of purchases of oxygen and rental supplies associated with the Company’s growth in rental revenue. As a percentage of rentals and other revenue, cost of rentals and other revenues increased from 18.2% for the quarter ended March 31, 2003 to 19.4% for the same period in 2004.

Operating Expenses. Operating expenses decreased from $47.2 million for the quarter ended March 31, 2003 to $47.1 million for the same period in 2004, a decrease of $0.1 million, or 0.2%. As a percentage of revenues, operating expenses decreased from 57.3% to 55.5% for the quarters ended March 31, 2003 and 2004, respectively. Bad debt expense decreased from $3.1 million, or 3.8% of revenues, for the quarter ended March 31, 2003 to $2.8 million, or 3.3% of revenues, for the same period in 2004. The decrease is primarily the result of continued operational improvements and processing efficiencies at the Company’s billing centers.

General and Administrative Expenses. General and administrative expenses decreased from $4.5 million for the quarter ended March 31, 2003 to $4.3 million for the same period in 2004, a decrease of $0.2 million, or 4.4%. This decrease is primarily the result of a lower level of professional services fees related to the Company’s annual financial statement audits. As a percentage of revenues, general and administrative expenses were 5.1% and 5.5% for the quarters ended March 31, 2004 and 2003, respectively.

Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures decreased slightly from $1.2 million for the quarter ended March 31, 2003 to $1.1 million for the quarter ended March 31, 2004.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $0.9 million for the quarter ended March 31, 2003 to $0.8 million for the same period in 2004, a decrease of $0.1 million, or 11.1%. This decrease primarily is attributable to certain property and equipment becoming fully depreciated.

Interest Expense (Income), Net. Interest expense (income), net increased from $(0.1) million for the quarter ended March 31, 2003 to $4.7 million for the same period in 2004. This change is attributable to the Company resuming its obligation to record interest expense as a result of its emergence from bankruptcy protection on July 1, 2003. Post-petition interest excluded from the statements of operations for the three months ended March 31, 2003, of $6.3 million, represents the default rate of interest pursuant to the terms described in the Amended Credit Agreement.

Other (Income) Expense, Net. Other (income) expense, net primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies. Expense of $0.1 million was recorded in the quarter ended March 31, 2003 compared to income of less than $0.1 million for the same period in 2004.

Provision for (Benefit from) Income Taxes. The provision for (benefit from) income taxes was $0.1 million for the quarters ended March 31, 2003 and 2004.

Liquidity and Capital Resources

At March 31, 2004, the Company had current assets of $85.1 million and current liabilities of $63.2 million, resulting in working capital of $21.9 million and current ratio of 1.4x as compared to a working capital of $20.1 million and a current ratio of 1.3x at December 31, 2003.

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

The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the Company’s Excess Cash Flow (as defined in the Approved Plan) for the previous fiscal year. In addition, an estimated prepayment is due on September 30, 2004 in an amount equal to one-half of the anticipated payment due on March 31, 2005. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The maturity date of the $250.0 million secured debt is July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.

The Approved Plan treats the general unsecured debt and the Lenders’ unsecured debt in the same manner. Principal and accrued interest is payable semi-annually (on June 30 and December 31 of each year) in six equal installments beginning December 31, 2003. Interest accrues on this unsecured debt at an annual rate of 8.3675%. In addition to the six scheduled payments, the holders of the unsecured debt also received an estimated prepayment of the Pro Rata Payment (as defined in the Approved Plan) on September 30, 2003. Because the Company did not have Excess Cash Flow for fiscal year 2003 (as defined by the Approved Plan), there was no Pro Rata Payment due on March 31, 2004. The Pro Rata Payment due on March 31, 2005 is in the amount of two-thirds of the Company’s Excess Cash Flow, if any, for the 2004 fiscal year. Additionally, an estimated prepayment is due on September 30, 2004 in an amount equal to one-half of the anticipated March 2005 Pro Rata Payment.

The Company has made all payments due under the Approved Plan as of March 31, 2004, and has also prepaid some of its obligations thereunder. As of March 31, 2004, the Lenders were owed approximately $261.2 million, comprised of $250.0 million of secured debt and $11.2 million of unsecured debt. The remaining general unsecured claims (excluding the Government Settlement) as of March 31, 2004 were approximately $6.4 million.

The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand as it has since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. At March 31, 2004 the Company had cash and cash equivalents of approximately $6.9 million.

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

Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan during the next twelve months. Implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003’s 2005 reductions to the Medicare inhalation drug reimbursement could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. There can be no assurance that in such event the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $58.1 million and $56.9 million at March 31, 2004 and December 31, 2003, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 64 and 60 days at March 31, 2004 and December 31, 2003, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

The Company’s future liquidity and capital resources will be materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Trends, Events, and Uncertainties — Reimbursement changes and the Company’s response.”

Net cash provided by operating activities was $10.4 million and $9.9 million for the three months ended March 31, 2004 and 2003. Net income decreased from $4.3 million for the three months ended March 31, 2003 to $1.0 million for the three months ended March 31, 2004. This decrease of $3.3 million is primarily the result of increased interest expense. Net cash used by reorganization items totaled $0.5 million for the three months ended March 31, 2004. Reorganization items consist primarily of professional fees. Net cash used in investing activities was $5.0 million and $6.0 million for the three months ended March 31, 2004 and 2003, respectively. Additions to property and equipment, net were $7.3 million for the three months ended March 31, 2004 compared to $6.8 million for the same period in 2003. Net cash used in financing activities was $1.0 million and $5.0 million for the three months ended March 31, 2004 and 2003, respectively. The cash used in financing activities for the three months ended March 31, 2003 primarily relates to adequate protection payments to the Lenders of and $4.8 million. At March 31, 2004 the Company had cash and cash equivalents of approximately $6.9 million.

Contractual Obligations and Commercial Commitments

The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of March 31, 2004:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5 & thereafter
Long-term debt and capital leases	$262,192,000	$10,998,000	$1,194,000	$—	$—	$250,000,000
Accrued interest on long-term debt	1,698,000	1,698,000	—	—	—	—
Pre-petition accounts payable	6,413,000	5,624,000	789,000	—	—	—
Accrued interest on pre-petition accounts payable	153,000	153,000	—	—	—	—
OIG settlement	3,500,000	500,000	1,000,000	2,000,000	—	—
Accrued interest on OIG settlement	2,000	2,000	—	—	—	—
Operating lease obligations	30,084,000	10,658,000	7,761,000	5,599,000	3,947,000	2,119,000

Total contractual cash obligations	$304,042,000	$29,633,000	$10,744,000	$7,599,000	$3,947,000	$252,119,000

In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow (as defined in the Plan) payments on the Lenders’ secured and unsecured debt as well as the pre-petition accounts payable as defined by the Approved Plan. As these payments will be based on Excess Cash Flow (as defined by the Approved Plan) at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the Year 5 and thereafter column per the table above, will likely require principal payments in Years 2, 3, and 4. In addition, the Approved Plan allows the Company to make prepayments, which would reduce and be a credit against any subsequent mandatory payments. The operating lease obligations presented is based on information available as of March 31, 2004.

Long-term debt is comprised primarily of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Capital leases consist primarily of leases of office equipment.

Operating leases are noncancelable leases on certain vehicles, buildings and equipment.

The OIG Settlement represents the settlement regarding the alleged billing improprieties by the Company during the period from January 1, 1995 through December 31, 1998. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation – Enforcement Activities.”

At March 31, 2004, the Company has no commitments or guarantees outstanding.

At March 31, 2004, the Company has letters of credit in place totaling $650,000 securing obligations with respect to the Company’s professional liability insurance. The letter of credit expires in January 2005.

Risk Factors

This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.

     Medicare Reimbursement Reductions. In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act reduces Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in January 2004 and others beginning in January 2005. See “Business — Revenues.” These reductions will have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Medicare Reimbursement for Oxygen Therapy Services.”

     Dependence on Reimbursement by Third-Party Payors. For the three months ended March 31, 2004, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 53%, 10% and 37%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Substantial Leverage. The Company maintains a significant amount of debt. The secured claim of the Lenders as of March 31, 2004 was $250.0 Million. The unsecured claim of the Lenders as of March 31, 2004 was approximately $11.2 million. The amount of general unsecured debt (excluding the Government Settlement) due to other creditors at March 31, 2004 was $6.4 million. Required payments to the Lenders and general unsecured creditors are detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Due to the amount of debt, a substantial portion of our cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions or competitive pressures and the inability to pay debt would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     Bankruptcy Appeal. On July 1, 2003, the Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Lenders filed an appeal of the order confirming the Approved Plan to the United States District Court. That court affirmed the order confirming the Approved Plan on September 12, 2003. On October 14, 2003, the Lenders filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. That appeal is pending. If the Lenders’ appeal is successful, it could have a material adverse effect on the Company. See Note 2 to the interim condensed consolidated financial statements “Proceedings under Chapter 11 of the Bankruptcy Code” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     Warrant Rejection Appeal. The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject the warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt. The warrant holders have appealed the damages calculation determined in this ruling. If the warrant holders’ appeal is successful, the amount owed to the warrant holders could substantially increase, which could materially adversely affect the Company’s cash flow and results from operations. See Note 2 to the interim condensed consolidated financial statements “Proceedings under Chapter 11 of the Bankruptcy Code” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, representing DSO of 64 and 60 days as of March 31, 2004 and December 31, 2003, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations – Critical Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

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

     Liquidity. Trading of the Company’s common stock under its current trading symbol, AHOM or AHOM.OB, is conducted on the over-the-counter bulletin board which may limit the Company’s ability to raise additional capital and the ability of shareholders to sell their shares.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, revised December 2003, (“FIN 46R”), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidations of Variable Interest Entities”, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation was applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date

FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

The Company adopted FIN 46R to existing VIEs in which it has variable interests. The adoption of FIN 46R did not have an impact on the Company’s consolidated balance sheet. As the Company continues to evaluate the impact of applying FIN 46R, entities may be identified that would need to be consolidated by the Company.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2004. Based on such evaluation, such officers have concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Accountants’ Review Report

The Board of Directors and Shareholders
American HomePatient, Inc.:

We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries (the Company) as of March 31, 2004, the related interim condensed consolidated statements of income and cash flows for the three-month period ended March 31, 2004. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

KPMG LLP

Nashville, Tennessee
May 6, 2004

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

A description of the Chapter 11 Cases is set forth in Note 2 to the Company’s interim condensed consolidated financial statements contained in this Report and is incorporated herein by reference. All of the civil legal proceedings against the Company were stayed by the Bankruptcy Filing. A summary of the Company’s material legal proceedings that existed as of the Bankruptcy Filing is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Government Regulation – Legal Proceedings.”

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

(B)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarterly period ended March 31, 2004:

1)	A current report on Form 8-K was filed on March 30, 2004 to disclose, under Item 12, the Company’s press release describing the Company’s results of operations for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.
May 6, 2004	By:	/s/ Marilyn A. O’Hara
Marilyn A. O’Hara
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No.33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

10.1	Amended and Restated American HomePatient, Inc. 1991 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed on April 5, 2004).

10.2	1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit B of Schedule 14A dated April 17, 1995).

15.1	Awareness Letter of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– Chief Financial Officer.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.