Form 10-Q
period 2004-06-30
AMERICAN HOMEPATIENT INC
filed 2004-08-05
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2004

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

16,461,689

(Outstanding shares of the issuer’s common stock as of July 21, 2004)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,590,000	$2,571,000
Restricted cash	650,000	400,000
Accounts receivable, less allowance for doubtful accounts of $18,364,000 and $17,486,000, respectively	56,837,000	58,875,000
Inventories, net of inventory valuation allowances of $420,000 and $558,000, respectively	15,498,000	16,475,000
Prepaid expenses and other current assets	2,498,000	4,131,000

Total current assets	79,073,000	82,452,000

Property and equipment	176,063,000	170,901,000
Less accumulated depreciation and amortization	(117,703,000)	(114,070,000)

Property and equipment, net	58,360,000	56,831,000

Goodwill	121,834,000	121,834,000
Investment in joint ventures	6,904,000	9,206,000
Other assets	13,111,000	13,717,000

Total other assets	141,849,000	144,757,000

TOTAL ASSETS	$279,282,000	$284,040,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$6,950,000	$11,720,000
Accounts payable	21,874,000	17,518,000
Other payables	2,332,000	2,485,000
Current portion of pre-petition accounts payable	3,629,000	5,624,000
Accrued expenses:
Payroll and related benefits	8,247,000	10,155,000
Insurance, including self-insurance accruals	6,757,000	6,378,000
Other	8,070,000	8,455,000

Total current liabilities	57,859,000	62,335,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	250,012,000	251,194,000
Pre-petition accounts payable	—	661,000
Other noncurrent liabilities	3,085,000	3,601,000

Total noncurrent liabilities	253,097,000	255,456,000

Total liabilities	310,956,000	317,791,000

MINORITY INTEREST	535,000	498,000
SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 16,462,000 and 16,377,000 shares, respectively	164,000	164,000
Additional paid-in capital	173,350,000	173,305,000
Accumulated deficit	(205,723,000)	(207,718,000)

Total shareholders’ deficit	(32,209,000)	(34,249,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$279,282,000	$284,040,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Sales and related service revenues, net	$35,712,000	$36,199,000	$72,579,000	$72,600,000
Rentals and other revenues, net	47,600,000	46,665,000	95,506,000	92,771,000

Total revenues, net	83,312,000	82,864,000	168,085,000	165,371,000

EXPENSES:
Cost of sales and related services	17,839,000	17,449,000	36,456,000	34,742,000
Cost of rentals and other revenues, including rental equipment depreciation of $6,018,000, $5,088,000, $11,529,000 and $9,829,000, respectively	9,804,000	8,970,000	19,147,000	17,396,000
Operating expenses, including bad debt expense of $3,660,000, $2,206,000, $6,479,000 and $5,323,000, respectively	46,017,000	46,018,000	93,076,000	93,254,000
General and administrative	4,220,000	4,126,000	8,509,000	8,672,000
Earnings from unconsolidated joint ventures	(1,179,000)	(1,191,000)	(2,231,000)	(2,421,000)
Depreciation, excluding rental equipment, and amortization	804,000	846,000	1,637,000	1,771,000
Interest expense (income), net (excluding post-petition contractual interest of $0, 6,210,000, $0 and $12,510,000, respectively)	4,657,000	22,000	9,307,000	(50,000)
Other (income) expense, net	(57,000)	—	(82,000)	94,000

Total expenses	82,105,000	76,240,000	165,819,000	153,458,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	1,207,000	6,624,000	2,266,000	11,913,000
Reorganization items	71,000	2,004,000	71,000	2,856,000

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,136,000	4,620,000	2,195,000	9,057,000
Provision for income taxes	100,000	100,000	200,000	200,000

NET INCOME	$1,036,000	$4,520,000	$1,995,000	$8,857,000

NET INCOME PER COMMON SHARE:
- Basic	$0.06	$0.28	$0.12	$0.54

- Diluted	$0.06	$0.24	$0.12	$0.47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic	16,437,000	16,367,000	16,407,000	16,367,000

- Diluted	17,017,000	18,835,000	17,007,000	18,663,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,995,000	$8,857,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,166,000	11,600,000
Provision for doubtful accounts	(4,627,000)	(3,306,000)
Provision for inventory	(138,000)	(21,000)
Equity in earnings of unconsolidated joint ventures	(1,228,000)	(1,338,000)
Minority interest	140,000	179,000
Reorganization items	71,000	2,856,000
Reorganization items paid	(747,000)	(2,660,000)
Change in assets and liabilities:
Accounts receivable, net	6,665,000	2,759,000
Inventories	1,115,000	1,538,000
Prepaid expenses and other current assets	1,633,000	(419,000)
Accounts payable, other payables and accrued expenses	309,000	(1,071,000)
Other assets and liabilities	377,000	(93,000)
Other noncurrent liabilities	(516,000)	(15,000)

Net cash provided by operating activities	18,215,000	18,866,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(14,466,000)	(13,782,000)
Distributions and loan payments from unconsolidated joint ventures, net	3,530,000	2,203,000

Net cash used in investing activities	$(10,936,000)	$(11,579,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(103,000)	$(163,000)
Principal payments on long-term debt and capital leases	(5,952,000)	(226,000)
Exercising of employee stock options	45,000	—
Adequate protection payments	—	(7,794,000)
Restricted cash	(250,000)	(400,000)

Net cash used in financing activities	(6,260,000)	(8,583,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,019,000	(1,296,000)
CASH AND CASH EQUIVALENTS, beginning of period	2,571,000	22,827,000

CASH AND CASH EQUIVALENTS, end of period	$3,590,000	$21,531,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$9,809,000	$49,000

Cash payments of income taxes	$274,000	$105,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. American HomePatient, Inc. and subsidiaries (the “Company”) provides home health care services and products consisting primarily of respiratory therapies, infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the six months ended June 30, 2004, these services represented 71%, 12% and 17% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of June 30, 2004, the Company provided these services to patients primarily in the home through 283 centers in 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.

The interim condensed consolidated financial statements of the Company for the three and six months ended June 30, 2004 and 2003 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at June 30, 2004 and the results of operations and the cash flows for the three and six months ended June 30, 2004 and 2003.

The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

Certain reclassifications have been made to the 2003 interim condensed consolidated financial statements to conform to the 2004 presentation.

2. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On July 1, 2003, American HomePatient, Inc. emerged from bankruptcy pursuant to a “100% pay plan” whereby the Company’s shareholders retained their equity interest and all of the Company’s creditors and vendors will be paid 100% of all amounts they are owed, either immediately or over time with interest. American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) originally filed voluntary petitions for relief on July 31, 2002 to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”).

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

On July 1, 2003, the Company’s Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Lenders filed an appeal to the District Court of the order confirming the Approved Plan. On September 12, 2003, the District Court issued an opinion affirming in all respects the Confirmation Order. The Lenders have filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit under Case Number 03-6500, which appeal is still pending. The Company intends to vigorously defend the Confirmation Order entered by the Bankruptcy Court and upheld by the District Court, but no assurances can be given as to the outcome of that appeal.

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

The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the

Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of each fiscal year) for the previous fiscal year with an estimated prepayment due on September 30, 2004 in an amount equal to one-half of the anticipated payment due on March 31, 2005. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year. An estimated prepayment is due on each previous September 30 in an amount equal to one-half of the anticipated March payment. Other than the Excess Cash Flow payments, there are no scheduled principal payments on the $250.0 million secured debt until it matures on July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.

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

Prior to emergence from bankruptcy protection, the Company made adequate protection payments to the Lenders totaling approximately $15.8 million. Pursuant to the Approved Plan all of the adequate protection payments have been applied to the Lenders’ unsecured debt during 2003 as part of the 2003 scheduled payments and certain prepayments also have been made.

The Company has made all payments due as of June 30, 2004 under the Approved Plan, and has also prepaid some of its obligations thereunder. As of June 30, 2004, the Lenders were owed approximately $256.0 million, comprised of $250.0 million of secured debt and $6.0 million of unsecured debt. The remaining general unsecured claims (excluding the Government Settlement) as of June 30, 2004 were approximately $3.6 million. The Company plans to pay an additional $291,000 to the holders of general unsecured claims subsequent to June 30, 2004 to correct an error in the allocation of a prior payment.

On July 1, 2003, the Company paid, in full, unsecured claims that individually totaled $10,000 or less, according to the provisions of the Approved Plan. The total of these payments was $3.3 million.

The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject the warrants originally issued to the Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the

Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured claim. The warrant holders have appealed the damages calculation determined in this ruling. If the Lenders are unsuccessful in their appeal, they will be entitled to receive payment from the Company for damages in the amount of $846,000, which will be treated as a general unsecured claim. If the Lenders’ appeal is successful, the amount owed to the warrant holders could substantially increase, which could materially adversely affect the Company’s cash flow and results from operations. The Company intends to vigorously defend the damages calculation determined by the Bankruptcy Court, but no assurances can be given as to the outcome of the Lenders’ appeal.

3. STOCK BASED COMPENSATION

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations including FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25”, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123” (“SFAS No. 148”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income – as reported	$1,036,000	$4,520,000	$1,995,000	$8,857,000
Additional compensation expense	(83,000)	(4,000)	(301,000)	(8,000)

Net income – pro forma	$953,000	$4,516,000	$1,694,000	$8,849,000

Net income per common share – as reported
Basic	$0.06	$0.28	$0.12	$0.54
Diluted	$0.06	$0.24	$0.12	$0.47
Net income per common share – pro forma
Basic	$0.06	$0.28	$0.10	$0.54
Diluted	$0.06	$0.24	$0.10	$0.47

4. REORGANIZATION ITEMS

Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Reorganization items for the three and six months ended June 30, 2004 and June 30, 2003 were $71,000, $2,004,000, $71,000, and $2,856,000, respectively, and are comprised primarily of professional fees.

5. LIQUIDITY

As discussed in Note 2, on July 1, 2003, the Company’s Approved Plan became effective and the Company emerged from bankruptcy protection. In connection with the Approved Plan, the Amended Credit Agreement was terminated. Pursuant to the Approved Plan, as of the effective date of the Approved Plan the Company had secured debt to the Lenders of $250,000,000 and unsecured debt of $30,100,000. The secured debt is evidenced by a promissory note in that amount and is secured by various security agreements.

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the year ended December 31, 2003, the Company emerged from bankruptcy, achieved net income of $14,025,000, and improved operating results compared to the prior years. The 2003 results were favorably impacted by the exclusion of $12,510,000 in post-petition interest expense while the Company was in bankruptcy in 2003. The Company is focused on generating positive cash flow from operating activities, primarily through improvements in its operating results. For the year ended December 31, 2003, net cash provided by operating activities was $17,238,000. Notwithstanding this net cash provided by operating activities, the Company did not have Excess Cash Flow (as defined in the Approved Plan), primarily because the Company made prepayments authorized under the Approved Plan. For the six months ended June 30, 2004, the Company achieved net income of $1,995,000 and had $18,768,000 of cash provided by operating activities.

Total long-term debt and capital leases have decreased by $5,952,000 from $262,914,000 at December 31, 2003 to $256,962,000 at June 30, 2004. All of the Company’s debt has fixed interest rates, which on a weighted average was 6.83% at June 30, 2004.

The Company has scheduled current debt principal payments of $6,950,000, pre-petition accounts payable payments of $3,629,000, and minimum rental obligations of $9,886,000 under long-term operating leases due during the twelve months ending June 30, 2005. The Company is also obligated to pay any Excess Cash Flow for application on the Lenders’ secured and unsecured debt as well as to holders of other unsecured debt. During 2003, the Company made payments, including some pre-payments, on the Lenders’ unsecured debt, as well as on other unsecured debt totaling $29.5 million. The Company has the option to apply the pre-payments against future required payments, including the required 2004 payments; however, the Company intends to continue making payments to the Lenders and general unsecured creditors (as defined in the Approved Plan) if it has sufficient cash.

As of June 30, 2004, the Company had approximately $3,590,000 in unrestricted cash and cash equivalents and $21,214,000 of working capital. The Company’s consolidated cash flows from operations for the year ended December 31, 2003 and through June 30, 2004 were sufficient to meet 2003 and year to date 2004 debt and lease obligations. Management believes that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan through June 30, 2005. The Medicare reimbursement reductions that became effective January 2004 impacted the Company’s profitability and ability to improve its liquidity and capital resources as compared to 2003. The adverse impact that the scheduled 2005 reimbursement reductions will have on the Company’s future operating results and financial condition will be material in 2005 and beyond. The magnitude of this impact will depend upon the success of the Company’s efforts to grow revenues, improve productivity, and reduce costs. It also will depend upon final resolution of lobbying efforts to modify the pricing changes. See “Trends, Events, and Uncertainties - Reimbursement Changes and the Company’s Response” and “Risk Factors – Medicare Reimbursement Reductions.”

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

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, the level and quality of accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, the majority of which are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $55,610,000 and $56,940,000 at June 30, 2004 and December 31, 2003, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 63 and 60 days at June 30, 2004 and December 31, 2003, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation. The Company’s DSO for the quarter ended June 30, 2004 was impacted negatively by delays in billing and collection caused by HIPAA implementation in the last quarter of 2003 and by a slow down in Medicaid payments by some states.

The Company’s future liquidity and capital resources will also be materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”

In accordance with the Approved Plan, none of the Company’s current debt and lease agreements contain financial and other restrictive covenants. However, any non-payment, or other default with respect to the Company’s debt obligations could cause the Company’s Lenders to attempt to declare defaults, accelerate payment obligations or foreclose upon the assets securing such indebtedness or exercise their remedies with respect to such assets. Any of such events, if appropriately taken by the Lenders, would have a material adverse impact on the Company.

6. GOVERNMENT INVESTIGATION AND LITIGATION

On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. The Company also paid the relator’s attorneys’ fees and expenses. Pursuant to the Approved Plan, amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement, and the Company has made all payments due to date under the Government Settlement. During the six month period ended June 30, 2004, the Company paid $880,000, including interest of $380,000, pursuant to the Government Settlement. At June 30, 2004, the Company had an accrual of $3,511,000 for its remaining obligations pursuant to the Government Settlement. Of the total accrual related to the Government Settlement, $511,000 is included in other accrued expenses and $3,000,000 is included in other noncurrent liabilities on the accompanying interim condensed consolidated balance sheets at June 30, 2004.

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

The following information is necessary to calculate income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$1,036,000	$4,520,000	$1,995,000	$8,857,000

Weighted average common shares outstanding	16,437,000	16,367,000	16,407,000	16,367,000
Effect of dilutive options and warrants	580,000	2,468,000	600,000	2,296,000

Adjusted diluted common shares outstanding	17,017,000	18,835,000	17,007,000	18,663,000

Net income per common share
- Basic	$0.06	$0.28	$0.12	$0.54

- Diluted	$0.06	$0.24	$0.12	$0.47

Employee stock options excluded from computation of diluted per share amounts because the exercise price exceeds average market price of common stock	1,945,000	1,379,000	1,838,000	1,817,000

8. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, revised December 2003, (“FIN 46R”), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FASB Interpretation No. 46, “Consolidations of Variable Interest Entities”, which was issued in January 2003. Beginning in 2004, the Company was required to apply FIN 46R to variable interests in variable interest entities (“VIEs”).

The adoption of FIN 46R did not have an impact on the Company’s consolidated balance sheet as none of the existing VIEs need to be consolidated by the Company.

FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued in May 2003. This Statement established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain manditorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of manditorily redeemable financial instruments. Adoption of FASB Statement No. 150 did not have an impact on the Company’s consolidated financial statements as the Company currently does not have any financial instruments that are within the scope of this Statement.

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

General

The Company provides home health care services and products to patients through its 283 centers in 35 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors. As a result, prices for the Company’s products and services are set by the payors and not by the Company. Since the Company cannot affect pricing, it can improve operating results primarily by increasing the number of units sold and rented and controlling expenses. It can improve cash flow by limiting the amount of time that it takes to collect payment after delivering products and services. Key indicators of performance include:

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

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense as a percentage of net revenue has decreased in the past three years from 4.6% in 2001 to 3.6% in 2002 to 3.1% in 2003 to 3.9% for the six months ended June 30, 2004. Management’s goal is to further lower this percentage in 2004, but management anticipates that the rate of decrease may be less in the remainder of 2004.

     Cash Flow. The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand as it has since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. The Approved Plan also obligates the Company to pay Excess Cash Flow (as defined in the Approved Plan) to creditors to reduce the Company’s debt. The nature of the Company’s business also requires substantial capital expenditures in order to buy the equipment used to generate revenues. As a result, management views cash flow as particularly critical to the Company’s operations. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). Management attempts to monitor and improve cash flow in a number of ways, including inventory utilization analysis, cash flow forecasting, and accounts receivable collection. In that regard, the length of time that it takes to collect receivables can have a significant impact on the Company’s liquidity as described below in “Days Sales Outstanding.”

     Days Sales Outstanding. DSO is a measure used by management to assess collections and the consequent impact on cash flow. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company monitors DSO trends for each of its branches and billing centers, and for the Company in total, as part of the management of the billing and collections process. An increase in DSO usually indicates a breakdown in processes at the billing centers. A decline in DSO usually results from process improvements and improved cash collections. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. The decrease in DSO in the past three years from 68 in 2001 to 61 in 2002 to 60 in 2003 is due to improved collection results on current billings and improved timeliness in obtaining necessary billing documentation. Management’s goal is to lower DSO in 2004. The Company’s DSO for the six months ended June 30, 2004 was 63, having been impacted negatively by delays in billing and collection caused by HIPAA implementation in the last quarter of 2003 and a slow down in Medicaid payments by some states. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – HIPAA” and “-Medicaid.”

     Unbilled Revenue. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue which reports the amount of sales and rental revenues which have not yet been billed to the payors due to incomplete documentation or the receipt of the Certificate of

Medical Necessity (“CMN”). At June 30, 2004 and December 31, 2003, the amount of unbilled revenue net of allowances was $10.6 million and $10.2 million, respectively.

     Productivity and Profitability. As discussed above, the fixed priced reimbursement in our industry makes it particularly important to control expenses. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are productivity analysis and profitability analysis. For instance, management analyzes billing center productivity using measures such as monthly revenue processed per full time equivalent (FTE) and monthly claims processed per FTE, with the goal of increasing productivity and eliminating the resulting excess capacity. This analysis has enabled the Company to consolidate billing centers and reduce expenses. Moreover, it helps identify and standardize best practices and identify and correct deficiencies. Similarly, the Company monitors its business on a branch, geographic area, and product-line basis to identify opportunities for gains in productivity and to target growth or contraction. This analysis has led to the past closure or sale of businesses and to the expansion of product lines and new sales initiatives. Management anticipates that further closures and consolidation will occur in light of the Medicare reimbursement reductions recently implemented. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”

Trends, Events, and Uncertainties

From time to time changes occur in our industry or our business such that it is reasonably likely that aspects of our future operating results will be materially different than our historical operating results. Sometimes these matters have not occurred but probability of their occurrence is sufficient as to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. The Company attempts to identify and describe these trends, events, and uncertainties to assist investors in assessing the likely future performance of the Company. Investors should understand that these matters typically are new, sometimes are unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that can result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will effect the Company. As a result, investors are encouraged to use this and other information to ascertain for themselves the likelihood that past performance is indicative of future performance.

The following trends, events, and uncertainties have been identified by the Company as reasonably likely to materially affect the comparison of historical operating results reported herein to either other past period results or to future operating results:

     Reimbursement Changes and the Company’s Response. The reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) will negatively impact the Company’s future operating results, liquidity and capital resources. A provision in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 required that the reimbursement rate for inhalation drugs used with a nebulizer be reduced from 95% of the average wholesale price (AWP) to 80% of AWP effective January 1, 2004. Beginning January 1, 2005, the reimbursement for inhalation drugs will be further reduced to the average manufacturer’s sales price plus six percent (ASP + 6%). Revenue in the first six months of 2004 was reduced by approximately $3.7 million as result of an approximate 15.8%

reduction in the Medicare reimbursement rates for inhalation drugs effective January 1, 2004. Management believes that the reimbursement reductions scheduled to take effect January 1, 2005 with respect to the Company’s inhalation drug business, which constitutes approximately 12% of the Company’s year to date 2004 revenues, will have the greatest impact on the Company’s operating results. Management believes that the scheduled reductions could force providers to exit the inhalation drug business, which in turn could create difficulties for Medicare beneficiaries needing inhalation drugs to obtain these drugs under current Medicare regulations. Management is taking a number of steps in an effort to reduce the expected impact of the reimbursement reductions contained in the Act, including initiatives to grow revenues, improve productivity, and reduce costs. The Company also is undertaking a number of efforts, including lobbying lawmakers and regulators, aimed at addressing the Medicare patient drug availability issues created by the inhalation drug reimbursement reductions scheduled for January 1, 2005, with the hope of modifying the pricing changes for inhalation drugs to avoid patient drug availability issues.

In July 2004, the Centers for Medicare & Medicaid Services (“CMS”) announced possible rulemaking that could impact fees paid for dispensing of inhalation drugs. CMS is seeking comments on adding a separate dispensing fee for inhalation drugs that would be in addition to the difference between the amount the supplier paid for the drug and the Medicare payment for the drugs. CMS has asked for comments on such a fee in light of other Medicare regulations that effect inhalation drug reimbursement. The Company intends to respond to the request for comments, and it is too early to know what impact, if any, the new rules may have on inhalation drug reimbursement, particularly given CMS’ apparent view that any such dispensing fee adjustments will only need to be a short-term adjustment for 2005 as a new Medicare Part D provision that takes effect in 2006 will work to shift patients away from nebulizers and towards metered dose inhalers.

The magnitude of the adverse impact that the Act’s reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives as well as its lobbying efforts, but the adverse impact will likely be material in 2005 and beyond. The Company hopes to offset much of the 2004 impact through revenue growth and cost reductions. However, as with all projections, there can be no guarantee that management’s projections will be achieved.

Included in the Act is a freeze in the reimbursement rates for certain durable medical equipment at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the start of a competitive bidding process, which is scheduled to begin in 2007. The Company does not know which of its locations will be included in the competitive bidding process. In addition, the reimbursement for 16 durable medical and respiratory items will be reduced to the median Federal Employee Health Benefit Plan rate which some analysts estimate to be a cut of approximately 10% on average.

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

     HIPAA. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: (1) Privacy Standards had a compliance date of April 14, 2003; (2) Transactions and Code Sets Standards required compliance by October 16, 2002, except as extended by one year to October 16, 2003 for providers that filed a compliance extension form by October 15, 2002; and (3) Security Standards which were published in final form on February 2, 2003 and have a compliance date of April 21, 2005. The Company has filed its compliance extension form and is actively pursuing its strategies toward compliance with the final Privacy Standards and Transaction and Code Sets Standards. The Company’s HIPAA compliance plan will require modifications to existing information management systems and physical security mechanisms, and may require additional personnel as well as extensive training of existing personnel, the full cost of which has not yet been determined. The Company cannot predict the impact that final regulations, when fully implemented, will have on its operations. The Company’s implementation of mandated HIPAA Transaction and Code Sets has resulted in disruptions to cash collections, and additional disruptions may occur in the future. Further, the Company cannot predict when all payors and clearinghouses will be fully HIPAA Transaction compliant and able to process electronic claims. Alternative methods of claims submission may be required, possibly resulting in delay in payment, which could have a material adverse effect on the Company’s result of operations, cash flow, and financial condition.

     Medicaid. The Company has experienced delays in reimbursement from several state Medicaid programs. These delays are primarily the result of the state programs becoming compliant with the new HIPAA Transaction and Code Sets and/or changing the intermediary contracted by the state to process claims submitted by the providers. The Company can not predict when these states will be fully HIPAA Transaction compliant and will resume processing claims at a rate consistent with past performance, if at all.

     Approved Plan. On July 1, 2003, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) emerged from bankruptcy pursuant to a 100% pay plan (the “Approved Plan”) whereby shareholders retained their equity interest and the Company’s creditors and vendors will be paid 100% of amounts they are owed, either immediately or over time with interest. The Approved Plan fixed the interest on the Company’s debt at 6.785% for the secured debt and 8.3675% for the unsecured debt, thus eliminating all material interest rate risk for the Company. The Approved Plan set terms for repayment of the Company’s outstanding debt and other terms, all as described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The Lenders have filed an appeal of the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit appealing both the Bankruptcy Court’s determination of the amount of their secured claim and the interest rates on both the secured and unsecured portions of their claims. The Case Number for this appeal, which is still pending, is

03-6500. The Company intends to vigorously defend the Confirmation Order entered by the Bankruptcy Court and upheld by the District Court, and the Company anticipates professional and other fees will be incurred in 2004 in connection with the appeal process. The outcome of the appeal cannot be predicted, and an adverse ruling could have a material adverse effect on the Company. See Note 2 to the interim condensed consolidated financial statements “Proceedings under Chapter 11 of the Bankruptcy Code” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Pursuant to a motion filed by the Company, the Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants held by the Lenders that represented approximately 20% of the Company’s outstanding common stock. The Lenders now are entitled to an additional unsecured claim of approximately $846,000, which is the judicially determined damages as of July 30, 2002, the date immediately prior to the Company’s bankruptcy filing stemming from rejection of the warrants. The warrant holders have appealed the damages determination in this ruling. If the appeal is successful, the amount owed to the warrant holders could substantially increase, which could materially adversely affect the Company’s cash flow and results from operations.

     Product Mix. The Company’s strategy for 2003 was to maintain a diversified offering of home health care services reflective of its current business mix. For 2004, respiratory services will remain a primary focus along with home medical equipment rental and enteral nutrition products and services.

     Financial Presentation. The accompanying interim condensed consolidated financial statements for 2003 have been prepared on a going concern basis and in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7. Accordingly, these consolidated financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern. Revenues, expenses, realized gains and losses, and provisions for losses and expenses resulting from the reorganization are reported separately as reorganization items. Cash used for reorganization items is disclosed separately in the consolidated statements of cash flows. Since the Company emerged from bankruptcy, the accompanying interim condensed consolidated financial statements have not been presented, as during the bankruptcy proceedings, to reflect liabilities subject to compromise.

Services and Products

The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Six Months Ended June 30,
	2004	2003
Home respiratory therapy services	71%	68%
Home infusion therapy services	12	13
Home medical equipment and medical supplies	17	19

Total	100%	100%

     Home Respiratory Therapy Services. The Company provides a wide variety of home respiratory services primarily to patients with severe and chronic pulmonary diseases. Patients are referred to a Company center most often by primary care and pulmonary physicians as well as by hospital discharge planners and case managers. After reviewing pertinent medical records on the patient and confirming insurance coverage information, a Company respiratory therapist or technician visits the patient’s home to deliver and to prepare the prescribed therapy or equipment. Company representatives coordinate the prescribed therapy with the patient’s physician and train the patient and caregiver in the correct use of the equipment. For rental patients, Company representatives also make periodic follow-up visits to the home to provide additional instructions, perform required equipment maintenance and deliver oxygen and other supplies.

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

Oxygen systems comprised approximately 36% of the Company’s year-to-date 2004 revenues. Inhalation drugs and nebulizers comprised approximately 12% and 3%, respectively, of the

Company’s total 2004 revenues. All other respiratory products and services comprised approximately 21% of the Company’s total 2004 revenues. The Company provides respiratory therapy services at all but six of its 283 centers.

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

Enteral nutrition services account for approximately 6% of the Company’s total revenues in 2004. Antibiotic therapy, TPN, and pain management and other infusion revenues accounted for approximately 6% of the Company’s year-to-date revenues in 2004. Enteral nutrition services are provided at most of the Company’s centers, and the Company currently provides other infusion therapies in 45 of its 283 centers.

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

     Legal Proceedings. The following is a summary of the Company’s material legal proceedings:

On June 11, 2001, a settlement agreement (the “OIG Settlement” or “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. An installment of $880,000, including interest of $380,000, was due and paid on March 11, 2004. The Company also paid the relator’s attorneys fees and expenses. Pursuant to the Approved Plan, the amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement. As of June 30, 2004, the Company has an accrual of $3,511,000 for its obligations pursuant to the Government Settlement, of which $511,000 is classified as a current liability and $3,000,000 included in other noncurrent liabilities. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Approved Plan.”

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The preparation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates its critical accounting policies and estimates.

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

     Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the credit-worthiness and collectibility of amounts due from its patients. Approximately 62% of the Company’s 2004 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided or when merchandise or equipment is delivered to patients. Revenues are recorded net of estimated adjustments for billing errors or other reimbursement adjustments. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as an adjustment to revenue in the year finalized.

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

The Company recognizes revenues at the time services are performed or products are delivered and all necessary medical documentation is obtained. As such, a portion of patient receivables consists of unbilled revenue for which the Company has not obtained all of the necessary medical documentation, but has provided the service or equipment. The Company calculates its allowance for doubtful accounts based upon the type of receivable (billed or unbilled) as well as the age of the receivable. As a receivable balance ages, an increasingly larger allowance is recorded for the receivable. All billed receivables over one year old and all unbilled receivables over 180 days old are fully reserved. Management believes that the recorded allowance for doubtful accounts is adequate and that historical collections substantiate the percentages used in the allowance valuation process. However, the Company is subject to further loss to the extent uncollectible receivables exceed its allowance for doubtful accounts. If the Company were to experience a deterioration in the aging of its accounts receivable due to disruptions or a slow down in cash collections, the Company’s allowance for doubtful accounts and bad debt expense would likely increase from current levels. Conversely, an improvement in the Company’s cash collection trends and in its receivable aging would likely result in a decrease in both the allowance for doubtful accounts and bad debt expense.

The Company’s allowance for doubtful accounts totaled approximately $18.4 million and $17.5 million as of June 30, 2004 and December 31, 2003, respectively.

     Inventory Valuation and Cost of Sales Recognition. Inventories represent goods and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory on an interim basis at a standard rate, based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. The Company records a valuation allowance for its estimated count adjustments and the difference between inventory actual costs and standard costs. The Company is subject to loss for inventory adjustments in excess of the recorded inventory valuation allowance. The inventory valuation allowance was $0.4 and $0.6 million at June 30, 2004 and December 31, 2003, respectively.

     Rental Equipment Valuation. Rental equipment is rented to patients for use in their homes and is depreciated over the equipment’s estimated useful life. On an annual basis, the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated, damaged, or obsolete equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for damaged, outdated, or obsolete equipment. Management records a valuation allowance for its estimated lost, damaged, outdated, or obsolete rental equipment based upon historical adjustment amounts and believes the recorded rental allowance is adequate. The Company is subject to loss for unrecorded adjustments in excess of its recorded rental equipment valuation allowance. The Company’s rental equipment valuation allowance totaled $1.1 million and $0.9 million at June 30, 2004 and December 31, 2003, respectively.

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

There was no impairment recognized as a result of the Company’s annual impairment testing in September 2003. As a result of the potential impact of the Medicare Prescription Drug

Improvement and Modernization Act of 2003, which was enacted in December 2003, the Company performed an impairment test of goodwill at December 31, 2003 and concluded that the carrying value of goodwill did not exceed its fair value. During the six months ended June 30, 2004, no events occurred that would require goodwill to be tested for impairment.

     Self Insurance. Self-insurance accruals primarily represent management’s loss estimate for self-insurance or large deductible risks associated with workers’ compensation insurance. The Company is insured for workers’ compensation, but retains the first $250,000 of risk exposure for each claim. The Company is not maintaining annual aggregate stop loss coverage for claims made in 2004 and did not maintain annual aggregate stop loss coverage for claims made in 2003 or 2002, as such coverage was not available. Judgments used in determining the accruals related to workers’ compensation include loss development factors, frequency of claims and severity of claims. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The liability for estimated workers’ compensation claims totaled approximately $3.2 million and $2.9 million as of June 30, 2004 and December 31, 2003, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintained annual aggregate stop loss coverage of $13.3 million for 2004. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2004 and 2003 and had unlimited lifetime reimbursements for 2001. The estimated liability for health insurance claims totaled approximately $1.7 million and $2.0 million as of June 30, 2004 and December 31, 2003, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred unpaid reported claims and for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims. Judgments include assessing historical paid claims, average lags between the claims’ incurred dates, reported dates and paid dates, the frequency of claims and the severity of claims.

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

Some of the Company’s operations are conducted through joint ventures with hospitals. The majority of the Company’s hospital joint ventures are not consolidated for financial statement reporting purposes. Earnings from hospital joint ventures represent the Company’s equity in earnings from unconsolidated hospital joint ventures and management and administrative fees from unconsolidated hospital joint ventures.

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

The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

Percentage of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales and related services	21.4	21.1	21.7	21.0
Cost of rentals and other revenues, including rental equipment depreciation	11.8	10.8	11.4	10.5
Operating expenses	55.2	55.5	55.4	56.4
General and administrative expense	5.1	5.0	5.1	5.2
Earnings from unconsolidated joint ventures	(1.4)	(1.4)	(1.3)	(1.5)
Depreciation, excluding rental equipment, and amortization	1.0	1.0	1.0	1.1
Interest expense (income), net	5.6	—	5.6	—
Other expense, net	(0.1)	—	(0.1)	0.1

Total expenses	98.6	92.0	98.8	92.8

Income from operations before reorganization items and income taxes	1.4	8.0	1.2	7.2
Reorganization items	0.1	2.4	—	1.7
Provision for income taxes	0.1	0.1	0.1	0.1

Net income	1.2%	5.5%	1.1%	5.4%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues. Revenues increased from $82.9 million for the quarter ended June 30, 2003 to $83.3 million for the same period in 2004, an increase of $0.4 million, or 0.5%. Effective January 1, 2004, Medicare reduced the reimbursement rate for inhalation drugs by approximately $1.8 million. The increase in revenues is a result of the Company’s sales and marketing efforts. Following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues decreased from $36.2 million for the quarter ended June 30, 2003 to $35.7 million for the same period of 2004, a decrease of $0.5 million, or 1.4%. Without the inhalation drug reimbursement reduction, sales and related services revenues would have increased $1.3 million, or 3.6%, compared to prior year.

Rentals and Other Revenues. Rentals and other revenues increased from $46.7 million for the quarter ended June 30, 2003 to $47.6 million for the same period in 2004, an increase of $0.9 million, or 1.9%.

Cost of Sales and Related Services. Cost of sales and related services increased from $17.4 million for the quarter ended June 30, 2003 to $17.8 million for the same period in 2004, an increase of $0.4 million, or 2.3%. As a percentage of sales and related services revenues, cost of sales and related services increased from 48.2% for the quarter ended June 30, 2003 to 50.0% for the same period in 2004. This increase is primarily attributable to lower gross margins on the Company’s inhalation drug sales in the current quarter, due to lower reimbursements as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Cost of Rentals and Other Revenues. Cost of rentals and other revenues increased from $9.0 million for the quarter ended June 30, 2003 to $9.8 million for the same period in 2004, an increase of $0.8 million, or 8.9%. This increase is primarily attributable to a higher level of purchases of oxygen and rental supplies associated with the Company’s growth in rental revenue. As a percentage of rentals and other revenue, cost of rentals and other revenues increased from 19.2% for the quarter ended June 30, 2003 to 20.6% for the same period in 2004.

Operating Expenses. Operating expenses remained unchanged at $46.0 million for the quarters ended June 30, 2003 and 2004. As a percentage of revenues, operating expenses decreased from 55.5% to 55.2% for the quarters ended June 30, 2003 and 2004, respectively. Bad debt expense increased from $2.2 million, or 2.7% of revenues, for the quarter ended June 30, 2003 to $3.7 million, or 4.4% of revenues, for the same period in 2004. Bad debt expense in the current quarter has been impacted by disruptions in cash collections resulting from the inability of certain third-party payors to effectively process electronic claims due to the implementation of the new HIPAA Transaction and Code Sets. Also impacting bad debt expense has been payment delays associated with certain state Medicaid programs changing the intermediary contracted by the state to process claims submitted by the providers. The resulting delay has increased accounts receivable reserves as the related receivables balances age.

General and Administrative Expenses. General and administrative expenses increased from $4.1 million for the quarter ended June 30, 2003 to $4.2 million for the same period in 2004, an increase of $0.1 million, or 2.4%. This increase is primarily the result of costs of lobbying efforts aimed at addressing the Medicare patient drug availability issues created by the inhalation drug reimbursement reductions scheduled for January 1, 2005. As a percentage of revenues, general and administrative expenses were 5.0% and 5.1% for the quarters ended June 30, 2003 and 2004, respectively.

Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures remained unchanged at $1.2 million for the quarters ended June 30, 2003 and 2004.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses remained unchanged at $0.8 million for the quarters ended June 30, 2003 and 2004.

Interest Expense (Income), Net. Interest expense (income), net increased from $0.1 million for the quarter ended June 30, 2003 to $4.7 million for the same period in 2004. This change is attributable to the Company resuming its obligation to record interest expense as a result of its emergence from bankruptcy protection on July 1, 2003. Post-petition interest excluded from the statements of operations for the three months ended June 30, 2003, of $6.2 million, represents the default rate of interest pursuant to the terms described in the Amended Credit Agreement.

Other (Income) Expense, Net. Other (income) expense, net primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies. Income of less than $0.1 million was recorded for the quarter ended June 30, 2004.

Provision for Income Taxes. The provision for income taxes was $0.1 million for the quarters ended June 30, 2003 and 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues. Revenues increased from $165.4 million for the six months ended June 30, 2003 to $168.1 million for the same period in 2004, an increase of $2.7 million, or 1.6%. Effective January 1, 2004, Medicare reduced the reimbursement rate for inhalation drugs by approximately 15.8%, which reduced revenues in the first six months of 2004 by approximately $3.7 million. The increase in revenues is a result of the Company’s sales and marketing efforts. Following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues remained unchanged at $72.6 million for the six months ended June 30, 2003 and 2004. Without the inhalation drug reimbursement reduction, sales and related services revenues would have increased $3.7 million, or 5.1%, compared to prior year.

Rentals and Other Revenues. Rentals and other revenues increased from $92.8 million for the six months ended June 30, 2003 to $95.5 million for the same period in 2004, an increase of $2.7 million, or 2.9%.

Cost of Sales and Related Services. Cost of sales and related services increased from $34.7 million for the six months ended June 30, 2003 to $36.5 million for the same period in 2004, an increase of $1.8 million, or 5.2%. As a percentage of sales and related services revenues, cost of sales and related services increased from 47.9% for the six months ended June 30, 2003 to 50.2% for the same period in 2004. This increase is primarily attributable to lower gross margins on the Company’s inhalation drug sales in the current year, due to lower reimbursements as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Cost of Rentals and Other Revenues. Cost of rentals and other revenues increased from $17.4 million for the six months ended June 30, 2003 to $19.1 million for the same period in 2004, an increase of $1.7 million, or 9.8%. This increase is primarily attributable to a higher level of purchases of oxygen and rental supplies associated with the Company’s growth in rental revenue. As a percentage of rentals and other revenue, cost of rentals and other revenues were 18.8% and 20.0% for the six months ended June 30, 2003 and 2004, respectively.

Operating Expenses. Operating expenses decreased from $93.3 million for the six months ended June 30, 2003 to $93.1 million for the same period in 2004, a decrease of $0.2 million, or 0.2%. As a percentage of revenues, operating expenses were 56.4% and 55.4% for the six months ended June 30, 2003 and 2004, respectively. Bad debt expense increased from $5.3 million, or 3.2% of revenues, for the six months ended June 30, 2003 to $6.5 million, or 3.9% of revenues, for the same period in 2004. Bad debt expense in the current year has been impacted by disruptions in cash collections resulting from the inability of certain third-party payors to effectively process electronic claims due to the implementation of the new HIPAA Transaction and Code Sets. Also impacting bad debt expense has been payment delays associated with certain state Medicaid programs changing the intermediary contracted by the state to process claims submitted by the providers. The resulting delay has increased accounts receivable reserves as the related receivables balances age.

General and Administrative Expenses. General and administrative expenses decreased from $8.7 million for the six months ended June 30, 2003 to $8.5 million for the same period in 2004, a decrease of $0.2 million, or 2.3%. This decrease is primarily the result of a lower level of professional services fees related to the Company’s annual financial statement audits. As a percentage of revenues, general and administrative expenses were 5.2% and 5.1% for the six months ended June 30, 2003 and 2004, respectively.

Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures decreased slightly from $2.4 million for the six months ended June 30, 2003 to $2.2 million for the six months ended June 30, 2004.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $1.8 million for the six months ended June 30, 2003 to $1.6 million for the same period in 2004, a decrease of $0.2 million, or 11.1%. This decrease primarily is attributable to certain property and equipment becoming fully depreciated.

Interest Expense (Income), Net. Interest expense (income), net increased from $(0.1) million for the six months ended June 30, 2003 to $9.3 million for the same period in 2004. This change is attributable to the Company resuming its obligation to record interest expense as a result of its emergence from bankruptcy protection on July 1, 2003. Post-petition interest excluded from the statements of operations for the six months ended June 30, 2003, of $12.5 million, represents the default rate of interest pursuant to the terms described in the Amended Credit Agreement.

Other (Income) Expense, Net. Other (income) expense, net primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies. Expense of $0.1 million was recorded in the six months ended June 30, 2003 compared to income of less than $0.1 million for the same period in 2004.

Provision for Income Taxes. The provision for income taxes remained unchanged at $0.2 million for the six months ended June 30, 2003 and 2004.

Liquidity and Capital Resources

At June 30, 2004, the Company had current assets of $79.1 million and current liabilities of $57.9 million, resulting in working capital of $21.2 million and current ratio of 1.4x as compared to a working capital of $20.1 million and a current ratio of 1.3x at December 31, 2003.

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

Pursuant to the Approved Plan, the Company’s secured debt to the Lenders is $250.0 million and is evidenced by a promissory note in that amount and is secured by various security agreements. To the Company’s knowledge, the Lenders have not executed the agreements as of the date of this filing. The Company is no longer a party to a credit agreement. The remainder of the amounts due to the Lenders at July 1, 2003 over and above the $250 million is treated as unsecured debt.

The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of each fiscal year) for the previous fiscal year. In addition, an estimated prepayment is due on September 30, 2004 in an amount equal to one-half of the anticipated Excess Cash Flow payment due on March 31, 2005. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The maturity date of the $250.0 million secured debt is July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.

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

The Company has made all payments due as of June 30, 2004 under the Approved Plan, and has also prepaid some of its obligations thereunder. As of June 30, 2004, the Lenders were owed approximately $256.0 million, comprised of $250.0 million of secured debt and $6.0 million of unsecured debt. The remaining general unsecured claims (excluding the Government Settlement) as of June 30, 2004 were approximately $3.6 million. The Company plans to pay an additional $0.3 million to the holders of general unsecured claims subsequent to June 30, 2004 to correct an error in the allocation of a prior payment.

The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand as it has since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. At June 30, 2004 the Company had cash and cash equivalents of approximately $3.6 million.

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

Management believes that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan through June 30, 2005. The Medicare reimbursement reductions that became effective January 2004 impacted the Company’s profitability and ability to improve its liquidity and capital resources as compared to 2003. The adverse impact that the scheduled 2005 reimbursement reductions will have on the Company’s future operating results and financial condition will be material in 2005 and beyond. The magnitude of this impact will depend upon the success of the Company’s efforts to grow revenues, improve productivity, and reduce costs. It also will depend upon final resolution of lobbying efforts to modify the pricing changes. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response” and “Risk Factors – Medicare Reimbursement Reductions.” There can be no guarantee that existing cash and cash flow will be sufficient and there can be no assurance that in such event the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $55.6 million and $56.9 million at June 30, 2004 and December 31, 2003, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 63 and 60 days at June 30, 2004 and December 31, 2003, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

The Company’s future liquidity and capital resources will be materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Trends, Events, and Uncertainties - Reimbursement changes and the Company’s response.”

Net cash provided by operating activities was $18.2 million and $18.9 million for the six months ended June 30, 2004 and 2003. Net income decreased from $8.9 million for the six months ended June 30, 2003 to $2.0 million for the six months ended June 30, 2004. This decrease of $6.9 million is primarily the result of increased interest expense. Net cash used by reorganization items totaled $0.7 million for the six months ended June 30, 2004. Reorganization items consist primarily of professional fees. Net cash used in investing activities was $10.9 million and $11.6 million for the six months ended June 30, 2004 and 2003, respectively. Additions to property and equipment, net were $14.5 million for the six months ended June 30, 2004 compared to $13.8 million for the same period in 2003. Net cash used in financing activities was $6.3 million and $8.6 million for the six months ended June 30, 2004 and 2003, respectively. The cash used in financing activities for the six months ended June 30, 2004 primarily relates to principal payments to the Lenders of $5.2 million. At June 30, 2004 the Company had cash and cash equivalents of approximately $3.6 million.

Contractual Obligations and Commercial Commitments

The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of June 30, 2004:

						Year 5 &
	Total	Year 1	Year 2	Year 3	Year 4	thereafter
Long-term debt and capital leases	$256,962,000	$6,950,000	$12,000	$—	$—	$250,000,000
Accrued interest on long-term debt	1,414,000	1,414,000	—	—	—	—
Pre-petition accounts payable	3,629,000	3,629,000	—	—	—	—
OIG settlement	3,500,000	500,000	1,000,000	2,000,000	—	—
Accrued interest on OIG settlement	11,000	11,000	—	—	—	—
Operating lease obligations	27,228,000	9,886,000	7,183,000	5,173,000	3,573,000	1,413,000

Total contractual cash obligations	$292,744,000	$22,390,000	$8,195,000	$7,173,000	$3,573,000	$251,413,000

In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt as well as the pre-petition accounts payable as defined by the Approved Plan. Excess Cash Flow is defined in the Approved Plan as cash in excess of $7.0 million at the end of each fiscal year. As these payments will be based on Excess Cash Flow at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the Year 5 and thereafter column per the table above, will require principal payments in Years 2, 3, and 4 if the Company’s cash balance exceeds $7.0 million at each year end. In addition, the Approved Plan allows the Company to make prepayments, which would reduce and be a credit against any subsequent mandatory payments. The operating lease obligations presented is based on information available as of June 30, 2004.

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

At June 30, 2004, the Company has no commitments or guarantees outstanding.

At June 30, 2004, the Company has letters of credit in place totaling $650,000 securing obligations with respect to the Company’s professional liability insurance. The letters of credit expire in January 2005.

Risk Factors

This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.

     Medicare Reimbursement Reductions. In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act reduces Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in January 2004 and others beginning in January 2005. These reductions will have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reimbursement Changes and the Company’s Response.”

     Dependence on Reimbursement by Third-Party Payors. For the six months ended June 30, 2004, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 53%, 9% and 38%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Substantial Leverage. The Company maintains a significant amount of debt. The secured claim of the Lenders as of June 30, 2004 was $250.0 million. The unsecured claim of the Lenders as of June 30, 2004 was approximately $6.0 million. The amount of general unsecured debt (excluding the Government Settlement) due to other creditors at June 30, 2004 was $3.6 million. Required payments to the Lenders and general unsecured creditors are detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Due to the amount of debt, a substantial portion of our cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions or competitive pressures and the inability to pay debt would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     Bankruptcy Appeal. On July 1, 2003, the Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Lenders filed an appeal of the order confirming the Approved Plan to the United States District Court. That court affirmed the order confirming the Approved Plan on September 12, 2003. On October 14, 2003, the Lenders filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit, Case Number 03-6500. That appeal is pending. If the Lenders’ appeal is successful, it could have a material adverse effect on the Company. See Note 2 to the interim condensed consolidated financial statements “Proceedings under Chapter 11 of the Bankruptcy Code” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, representing DSO of 63 and 60 days as of June 30, 2004 and December 31, 2003, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

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

     Ability to Attract and Retain Management. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. The Company’s chief financial officer has announced her retirement, effective September 30, 2004, and the Company is engaged in a search for a new CFO. The Company’s historical financial results and reimbursement environment, among other factors, may limit the Company’s ability to attract and retain qualified personnel, which in turn could adversely affect profitability.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, revised December 2003, (“FIN 46R”), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FASB Interpretation No. 46, “Consolidations of Variable Interest Entities”, which was issued in January 2003. The Company was required to apply FIN 46R to variable interests in variable interest entities (“VIEs”).

The adoption of FIN 46R did not have an impact on the Company’s consolidated balance sheet as none of the existing VIEs needed to be consolidated by the Company.

FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued in May 2003. This Statement established standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain manditorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of manditorily redeemable financial instruments. Adoption of FASB Statement No. 150 did not have an impact on the Company’s consolidated financial statements as the Company currently does not have any financial instruments that are within the scope of this Statement.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2004. Based on such evaluation, such officers have concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
American HomePatient, Inc.:

We have reviewed the accompanying interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of June 30, 2004, the related interim condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the related interim condensed consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the interim condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Nashville, Tennessee
August 4, 2004

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 annual meeting of shareholders was held on June 2, 2004. At the meeting, the re-election of the individuals nominated as Class 1 directors of the Company’s Board of Directors, Henry T. Blackstock and W. Wayne Woody, was approved. Continuing directors consisted of: Class 2 director Joseph F. Furlong, III, and Class 3 director Donald R. Millard. No other matters were voted upon at the annual meeting.

The following table sets forth the voting tabulation for the matter voted upon at the meeting:

	Votes	Votes	Votes		Broker
	For	Against	Withheld	Abstentions	Non-Votes
Reelection of Class 1
director Henry T.
Blackstock	13,664,070	N/A	378,899	N/A	N/A

Reelection of Class 1
director W. Wayne
Woody	13,996,662	N/A	46,307	N/A	N/A

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

(B)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarterly period ended June 30, 2004:

1)	A current report on Form 8-K was filed on May 5, 2004 to disclose, under Item 12, the Company’s press release describing the Company’s results of operations for the first quarter ended March 31, 2004.

2)	A current report on Form 8-K was filed on May 18, 2004 to disclose, under Item 5, the Company’s press release announcing that the Company’s chief financial officer is planning to retire.

3)	A current report on Form 8-K was filed on June 7, 2004 to disclose, under Item 5, the Company’s press release announcing that William C. O’Neil, Jr. has been appointed to the Company’s board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.

August 5, 2004	By:	/s/ Marilyn A. O’Hara

Marilyn A. O’Hara
Chief Financial Officer and An Officer Duly
Authorized to Sign on Behalf of the registrant

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No.33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

10.1	Amended and Restated American HomePatient, Inc. 1991 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed on April 5, 2004).

10.2	1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit B of Schedule 14A dated April 17, 1995).

15.1	Awareness Letter of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.