Form 10-Q
period 2004-09-30
AMERICAN HOMEPATIENT INC
filed 2004-11-02
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2004
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

16,461,689
(Outstanding shares of the issuer’s common stock as of November 1, 2004)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
ASSETS	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$9,147,000	$2,571,000
Restricted cash	650,000	400,000
Accounts receivable, less allowance for doubtful accounts of $17,831,000 and $17,486,000, respectively	53,483,000	58,875,000
Inventories, net of inventory valuation allowances of $407,000 and $558,000, respectively	14,863,000	16,475,000
Prepaid expenses and other current assets	3,161,000	4,131,000

Total current assets	81,304,000	82,452,000

Property and equipment	175,165,000	170,901,000
Less accumulated depreciation and amortization	(116,968,000)	(114,070,000)

Property and equipment, net	58,197,000	56,831,000

Goodwill	121,834,000	121,834,000
Investment in joint ventures	6,381,000	9,206,000
Other assets	13,455,000	13,717,000

Total other assets	141,670,000	144,757,000

TOTAL ASSETS	$281,171,000	$284,040,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2004	2003
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$6,931,000	$11,720,000
Accounts payable	16,961,000	17,518,000
Other payables	2,269,000	2,485,000
Current portion of pre-petition accounts payable	3,338,000	5,624,000
Accrued expenses:
Payroll and related benefits	10,962,000	10,155,000
Insurance, including self-insurance accruals	7,202,000	6,378,000
Other	10,075,000	8,455,000

Total current liabilities	57,738,000	62,335,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	250,009,000	251,194,000
Pre-petition accounts payable	—	661,000
Other noncurrent liabilities	2,079,000	3,601,000

Total noncurrent liabilities	252,088,000	255,456,000

Total liabilities	309,826,000	317,791,000

MINORITY INTEREST	534,000	498,000
SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 16,462,000 and 16,377,000 shares, respectively	164,000	164,000
Additional paid-in capital	173,360,000	173,305,000
Accumulated deficit	(202,713,000)	(207,718,000)

Total shareholders’ deficit	(29,189,000)	(34,249,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$281,171,000	$284,040,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September
	30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Sales and related service revenues, net	$36,009,000	$36,638,000	$108,588,000	$109,238,000
Rentals and other revenues, net	47,493,000	47,255,000	142,999,000	140,026,000

Total revenues, net	83,502,000	83,893,000	251,587,000	249,264,000

EXPENSES:
Cost of sales and related services	17,463,000	17,342,000	53,919,000	52,084,000
Cost of rentals and other revenues, including rental equipment depreciation of $6,071,000, $5,513,000, $17,600,000 and 15,342,000, respectively	9,937,000	9,562,000	29,084,000	26,958,000
Operating expenses	41,316,000	44,380,000	127,913,000	132,311,000
Bad debt expense	2,708,000	2,955,000	9,187,000	8,278,000
General and administrative	4,201,000	4,337,000	12,710,000	13,009,000
Earnings from unconsolidated joint ventures	(1,026,000)	(964,000)	(3,257,000)	(3,385,000)
Depreciation, excluding rental equipment, and amortization	797,000	942,000	2,434,000	2,713,000
Interest expense, net (excluding post-petition contractual interest of $0, $0, $0 and $12,510,000, respectively)	4,587,000	4,269,000	13,894,000	4,219,000
Other income, net	(40,000)	(376,000)	(122,000)	(282,000)

Total expenses	79,943,000	82,447,000	245,762,000	235,905,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	3,559,000	1,446,000	5,825,000	13,359,000
Reorganization items	449,000	920,000	520,000	3,776,000

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,110,000	526,000	5,305,000	9,583,000
Provision for income taxes	100,000	100,000	300,000	300,000

NET INCOME	$3,010,000	$426,000	$5,005,000	$9,283,000

NET INCOME PER COMMON SHARE:
- Basic	$0.18	$0.03	$0.30	$0.57

- Diluted	$0.18	$0.02	$0.29	$0.49

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	16,462,000	16,367,000	16,462,000	16,367,000

- Diluted	16,918,000	19,111,000	17,029,000	18,942,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended Sept. 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,005,000	$9,283,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,034,000	18,055,000
Non-cash interest income on adequate protection payments	—	(787,000)
Equity in earnings of unconsolidated joint ventures	(1,772,000)	(1,771,000)
Minority interest	226,000	245,000
Reorganization items	520,000	3,776,000
Reorganization items paid	(1,153,000)	(3,572,000)
Change in assets and liabilities:
Accounts receivable, net	5,392,000	(1,120,000)
Inventories	1,612,000	1,391,000
Prepaid expenses and other current assets	970,000	(278,000)
Accounts payable, other payables and accrued expenses	164,000	(9,690,000)
Other assets and liabilities	(93,000)	4,667,000
Other noncurrent liabilities	(1,522,000)	(490,000)

Net cash provided by operating activities	29,383,000	19,709,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(21,045,000)	(21,446,000)
Distributions and loan payments from unconsolidated joint ventures, net	4,597,000	2,517,000

Net cash used in investing activities	$(16,448,000)	$(18,929,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended Sept. 30,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(190,000)	$(254,000)
Principal payments on long-term debt and capital leases	(5,974,000)	(303,000)
Exercising of employee stock options	55,000	—
Adequate protection payments	—	(7,794,000)
Restricted cash	(250,000)	(400,000)

Net cash used in financing activities	(6,359,000)	(8,751,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,576,000	(7,971,000)
CASH AND CASH EQUIVALENTS, beginning of period	2,571,000	22,827,000

CASH AND CASH EQUIVALENTS, end of period	$9,147,000	$14,856,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$14,144,000	$2,970,000

Cash payments of income taxes	$404,000	$338,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. American HomePatient, Inc. and subsidiaries (the “Company”) provides home health care services and products consisting primarily of respiratory therapies, infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the nine months ended September 30, 2004, these services represented 71%, 12% and 17% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of September 30, 2004, the Company provided these services to patients primarily in the home through 280 centers in 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.

The interim condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2004 and 2003 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at September 30, 2004 and the results of operations and the cash flows for the three and nine months ended September 30, 2004 and 2003.

The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

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

The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of each fiscal year) for the previous fiscal year with a prepayment that became due on September 30 of each year in an amount equal to one-half of the anticipated March payment. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year. Other than the Excess Cash Flow payments, there are no scheduled principal payments on the $250.0 million secured debt until it matures on July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum. Because the Company does not anticipate Excess Cash Flow for 2004, no estimated prepayment was made on September 30, 2004 and the Company does not anticipate making an Excess Cash Flow Payment on March 31, 2005.

The Approved Plan treats the general unsecured debt and the Lenders’ unsecured debt in the same manner. Principal and accrued interest is payable semi-annually (on June 30 and December 31 of each year) in six equal installments beginning December 31, 2003. Interest accrues on this unsecured debt at an annual rate of 8.3675%. The holders of the unsecured debt also received an estimated prepayment of the Pro Rata Payment (as defined in the Approved Plan) on September 30, 2003. Because the Company did not have Excess Cash Flow for fiscal year 2003 (as defined by the Approved Plan), there was no Pro Rata Payment due on March 31, 2004 and no estimated prepayment of the Pro Rata Payment due on September 30, 2004. The Pro Rata Payment due on March 31, 2005 is in the amount of two-thirds of the Company’s Excess Cash Flow, if any, for the 2004 fiscal year. Additionally, an estimated prepayment was due on September 30, 2004 in an amount equal to one-half of the anticipated March 2005 Pro Rata Payment. Because the Company does not anticipate Excess Cash Flow for 2004, no estimated prepayment was made on September 30, 2004 and the Company does not anticipate making a Pro Rata Payment on March 31, 2005.

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

The Company has made all payments due as of September 30, 2004 under the Approved Plan, and has also prepaid some of its obligations thereunder. As of September 30, 2004, the Lenders were owed approximately $256.0 million, comprised of $250.0 million of secured debt and $6.0 million of unsecured debt. The remaining general unsecured claims (excluding the Government Settlement) as of September 30, 2004 were approximately $3.3 million. The Company paid an additional $291,000 to the holders of general unsecured claims subsequent on August 18, 2004 to correct an error in the allocation of a prior payment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income – as reported	$3,010,000	$426,000	$5,005,000	$9,283,000
Additional compensation expense	(121,000)	(4,000)	(422,000)	(12,000)

Net income – pro forma	$2,889,000	$422,000	$4,583,000	$9,271,000

Net income per common share - as reported
Basic	$0.18	$0.03	$0.30	$0.57
Diluted	$0.18	$0.02	$0.29	$0.49
Net income per common share - pro forma
Basic	$0.18	$0.03	$0.28	$0.57
Diluted	$0.17	$0.02	$0.27	$0.49

4. REORGANIZATION ITEMS

Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Reorganization items for the three and nine months ended September 30, 2004 and September 30, 2003 were $449,000, $520,000, $920,000, and $3,776,000, respectively, and are comprised primarily of professional fees.

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

During the year ended December 31, 2003, the Company emerged from bankruptcy, achieved net income of $14,025,000, and improved operating results compared to the prior years. The 2003 results were favorably impacted by the exclusion of $12,510,000 in post-petition interest expense while the Company was in bankruptcy in 2003. For the year ended December 31, 2003, net cash provided by operating activities was $17,238,000. For the nine months ended September 30, 2004, the Company achieved net income of $5,005,000 and had $29,383,000 of cash provided by operating activities.

Total long-term debt and capital leases have decreased by $5,974,000 from $262,914,000 at December 31, 2003 to $256,940,000 at September 30, 2004. All of the Company’s debt has fixed interest rates, which on a weighted average was 6.8% at September 30, 2004.

The Company has scheduled current debt principal payments of $6,931,000, pre-petition accounts payable payments of $3,338,000, and minimum rental obligations of $9,113,000 under long-term operating leases due during the twelve months ending September 30, 2005. The Company is also obligated to pay any Excess Cash Flow for application on the Lenders’ secured and unsecured debt as well as to holders of other unsecured debt. During 2003, the Company made payments, including some pre-payments, on the Lenders’ unsecured debt, as well as on other unsecured debt totaling $29.5 million. The Company has the option to apply the pre-payments against future required payments, including the required 2004 payments; however, the Company intends to continue making payments to the Lenders and general unsecured creditors (as defined in the Approved Plan) if it has sufficient cash. Because the Company does not anticipate Excess Cash Flow for 2004, no estimated prepayment was made on September 30, 2004.

As of September 30, 2004, the Company had approximately $9,147,000 in unrestricted cash and cash equivalents and $23,566,000 of working capital. The Company’s consolidated cash flows from operations for the year ended December 31, 2003 and through September 30, 2004 were sufficient to meet 2003 and year to date 2004 debt and lease obligations. Management believes that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan through September 30, 2005. The Company’s future liquidity and capital resources will also be materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare reimbursement reductions that became effective January 2004 impacted the Company’s profitability and ability to improve its liquidity and capital resources as compared to 2003. The adverse impact that the scheduled 2005 reimbursement reductions will have on the Company’s future operating results and financial condition will be material in 2005 and beyond. The magnitude of this impact will depend upon the success of the Company’s efforts to grow revenues, improve productivity, and reduce costs. It also will depend upon final resolution of lobbying efforts to modify the pricing changes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response” and “Risk Factors – Medicare Reimbursement Reductions.”

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

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, the level and quality of accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, the majority of which are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $52,202,000 and $56,940,000 at September 30, 2004 and December 31, 2003, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 58 and 60 days at September 30, 2004 and December 31, 2003, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation. The Company’s DSO at September 30, 2004 was impacted negatively by delays in billing and collection caused by HIPAA implementation which began in the last quarter of 2003 and by a slow down in Medicaid payments by some states.

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

6. GOVERNMENT INVESTIGATION AND LITIGATION

On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. The Company also paid the relator’s attorneys’ fees and expenses. Pursuant to the Approved Plan, amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement, and the Company has made all payments due to date under the Government Settlement. During the nine month period ended September 30, 2004, the Company paid $880,000 including interest of $380,000, pursuant to the Government Settlement. At September 30, 2004, the Company had an accrual of $3,520,000 for its remaining obligations pursuant to the Government Settlement. Of the total accrual related to the Government Settlement, $1,520,000 is included in other accrued expenses and $2,000,000 is included in other noncurrent liabilities on the accompanying interim condensed consolidated balance sheets at September 30, 2004.

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

The following information is necessary to calculate income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$3,010,000	$426,000	$5,005,000	$9,283,000

Weighted average common shares outstanding	16,462,000	16,367,000	16,462,000	16,367,000
Effect of dilutive options and warrants	456,000	2,744,000	567,000	2,575,000

Adjusted diluted common shares outstanding	16,918,000	19,111,000	17,029,000	18,942,000

Net income per common share
- Basic	$0.18	$0.03	$0.30	$0.57

- Diluted	$0.18	$0.02	$0.29	$0.49

Employee stock options excluded from computation of diluted per share amounts because the exercise price exceeds average market price of common stock	1,918,000	713,000	1,927,000	1,344,000

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

The Company provides home health care services and products to patients through its 280 centers in 35 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors. As a result, prices for the Company’s products and services are set by the payors and not by the Company. Since the Company cannot affect pricing, it can improve operating results primarily by increasing the number of units sold and rented and controlling expenses. It can improve cash flow by limiting the amount of time that it takes to collect payment after delivering products and services. Key indicators of performance include:

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

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense as a percentage of net revenue has decreased in the past three years from 4.6% in 2001 to 3.6% in 2002 to 3.1% in 2003, but has increased to 3.7% for the nine months ended September 30, 2004. The increase in the current year is the result of the processing changes in state Medicaid programs; however, the backlog of unprocessed claims improved in the three months ended September 30, 2004. Management’s goal is to lower this percentage in the remainder of 2004.

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

     Days Sales Outstanding. DSO is a measure used by management to assess collections and the consequent impact on cash flow. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company monitors DSO trends for each of its branches and billing centers, and for the Company in total, as part of the management of the billing and collections process. An increase in DSO usually indicates a breakdown in processes at the billing centers. A decline in DSO usually results from process improvements and improved cash collections. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. The decrease in DSO in the past three years from 68 in 2001 to 61 in 2002 to 60 in 2003 is due to improved collection results on current billings and improved timeliness in obtaining necessary billing documentation. Management’s goal is to continue to lower DSO in 2004. The Company’s DSO of 58 at September 30, 2004 was impacted negatively by delays in billing and collection caused by HIPAA implementation which began in the last quarter of 2003 and a slow down in Medicaid payments by some states. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – HIPAA” and “-Medicaid.”

     Unbilled Revenue. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which reports the amount of sales and rental revenues that have not yet been billed to the payors due to incomplete documentation or the receipt of the Certificate of Medical Necessity (“CMN”). At September 30, 2004 and December 31, 2003, the amount of unbilled revenue net of allowances was $10.9 million and $10.2 million, respectively.

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

     Reimbursement Changes and the Company’s Response. The reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) will negatively impact the Company’s future operating results, liquidity and capital resources. A provision in the MMA required that the reimbursement rate for inhalation drugs used with a nebulizer be reduced from 95% of the average wholesale price (AWP) to 80% of AWP effective January 1, 2004. Beginning January 1, 2005, the MMA specifies that the reimbursement for inhalation drugs will be further reduced to the average manufacturer’s sales price plus six percent (ASP + 6%). Revenue in the first nine months of 2004 was reduced by approximately $5.6 million as result of an approximate 15.8% reduction in the Medicare reimbursement rates for inhalation drugs effective January 1, 2004. Management believes that the reimbursement reductions scheduled to take effect January 1, 2005 with respect to the Company’s inhalation drug business, which constitutes approximately 12% of the Company’s year to date 2004 revenues, will have the greatest impact on the Company’s operating results. Management is working to reduce the expected impact of the 2005 reimbursement reductions contained in the MMA, including initiatives to grow revenues, improve productivity, and reduce costs. The Company also has undertaken a number of efforts, including lobbying lawmakers and regulators, aimed at addressing the Medicare patient drug availability issues created by the inhalation drug reimbursement reductions scheduled for January 1, 2005, with the hope of modifying the pricing changes for inhalation drugs to avoid patient drug availability issues.

In July 2004, the Centers for Medicare & Medicaid Services (“CMS”) announced possible rulemaking that could impact fees paid for dispensing of inhalation drugs and asked for comments on such a fee in light of other Medicare regulations that affect inhalation drug reimbursement. The Company responded to CMS’ request for comments. Additionally, as directed by the MMA, the United States Government Accountability Office (“GAO”) examined suppliers’ acquisition costs of inhalation therapy drugs and identified costs to suppliers of dispensing inhalation therapy drugs to Medicare beneficiaries. Suppliers of inhalation drugs, including the Company, have raised concerns that the reimbursement rate for inhalation drugs scheduled to go into effect on January 1, 2005 (ASP+6%) will not cover the costs of dispensing the drugs. In October 2004, the GAO issued its findings in a report entitled “MEDICARE: Appropriate Dispensing Fee Needed for Suppliers of Inhalation Therapy Drugs.” In this report, the GAO recommends that CMS evaluate the costs of dispensing inhalation therapy drugs and modify the dispensing fee, if warranted, to ensure that the fee appropriately accounts for the costs necessary to dispense the drugs. CMS has agreed with the GAO’s recommendation and has stated that a reasonable range for a monthly dispensing fee is $55.00 to $64.00. The final Medicare fee schedule for inhalation drugs has not yet been issued. If the final dispensing fee is in the range as stated by CMS, the Company expects to continue in the inhalation drug business. However, a dispensing fee in this range combined with ASP+6% will represent a significant reduction in reimbursement compared to the current level and will have a material adverse impact on the Company’s operating results and financial condition.

Included in the MMA is a freeze in the reimbursement rates for certain durable medical equipment at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the start of a competitive bidding process, which is scheduled to begin in 2007. The Company does not know which of its locations will be included in the competitive bidding process. In addition, the reimbursement for 16 durable medical equipment items and home oxygen equipment will be reduced to the median Federal Employee Health Benefit Plan (“FEHBP”) rate beginning January 1, 2005. As mandated by the MMA, the OIG conducted a study to determine the median FEHBP prices for home oxygen. CMS has stated that they agree with the findings of the OIG. A final fee schedule for oxygen for 2005 has not yet been issued.

The magnitude of the adverse impact that the MMA’s reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives as well as the final inhalation drug and oxygen reimbursement rates, but the adverse impact will be material in 2005 and beyond. The Company has been able to offset much of the 2004 impact through revenue growth and cost reductions through the first nine months of the year.

In February 2004 the executive branch of the federal government released the fiscal year 2005 budget for the Department of Health and Human Services and made reference to eliminating the Medicare capped rental program. Under the current provisions of Medicare regulations, the Company receives rental payments for certain durable medical equipment for fifteen months and then receives a semi-annual maintenance payment which is equal to one month’s rent. If the capped rental program were to be eliminated, durable medical equipment repair costs would be reimbursed at actual cost, eliminating the semi-annual payment. The items that are included in the capped rental program are durable medical equipment items traditionally rented to Medicare patients, such as hospital beds, wheelchairs, nebulizers, etc. At this time, no legislation has been enacted that would eliminate the capped rental program. The elimination of the capped rental program would materially adversely impact the Company’s financial results and financial condition.

     HIPAA. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: (1) Privacy Standards had a compliance date of April 14, 2003; (2) Transactions and Code Sets Standards required compliance by October 16, 2002, except as extended by one year to October 16, 2003 for providers, such as the Company, that filed a compliance extension form by October 15, 2002; and (3) Security Standards which were published in final form on February 2, 2003 and have a compliance date of April 20, 2005. The Company has filed its compliance extension form and is actively pursuing its strategies toward compliance with the final Privacy Standards and Transaction and Code Sets Standards. The Company’s HIPAA compliance plan will require modifications to existing information management systems and physical security mechanisms, and may require additional personnel as well as extensive training of existing personnel, the full cost of which has not yet been determined. The Company cannot predict the impact that final regulations, when fully implemented, will have on its operations. The Company’s implementation of mandated HIPAA Transaction and Code Sets has resulted in disruptions to cash collections, and additional disruptions may occur in the future. Further, the Company cannot predict when all payors and clearinghouses will be fully HIPAA Transaction compliant and able to process electronic claims. Alternative methods of claims submission may be required, possibly resulting in delay in payment, which could have a material adverse effect on the Company’s result of operations, cash flow, and financial condition.

     Medicaid. The Company has experienced delays in reimbursement from several state Medicaid programs. These delays are primarily the result of the state budgetary concerns and state programs becoming compliant with the new HIPAA Transaction and Code Sets and/or changing the intermediary contracted by the state to process claims submitted by the providers. The Company cannot predict when these states will resume processing claims at a rate consistent with past performance, if at all.

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

The Lenders have filed an appeal of the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit appealing both the Bankruptcy Court’s determination of the amount of their secured claim and the interest rates on both the secured and unsecured portions of their claims. The Case Number for this appeal, which is still pending, is 03-6500. The Company intends to vigorously defend the Confirmation Order entered by the Bankruptcy Court and upheld by the District Court, and the Company anticipates additional professional and other fees will be incurred in 2004 and 2005 in connection with the appeal process. The outcome of the appeal cannot be predicted, and an adverse ruling could have a material adverse effect on the Company. See Note 2 to the interim condensed consolidated financial statements “Proceedings under Chapter 11 of the Bankruptcy Code” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Pursuant to a motion filed by the Company, the Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants held by the Lenders that represented approximately 20% of the Company’s outstanding common stock. The Lenders now are entitled to an additional unsecured claim of approximately $846,000, which is the judicially determined damages stemming from rejection of the warrants as of July 30, 2002, the date immediately prior to the Company’s bankruptcy filing. The warrant holders have appealed the damages determination in this ruling. If the appeal is successful, the amount owed to the warrant holders could substantially increase, which could materially adversely affect the Company’s cash flow and results from operations.

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

Services and Products

The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Nine Months Ended September 30,
	2004	2003
Home respiratory therapy services	71%	69%
Home infusion therapy services	12	13
Home medical equipment and medical supplies	17	18

Total	100%	100%

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

Oxygen systems comprised approximately 36% of the Company’s year-to-date 2004 revenues. Inhalation drugs and nebulizers comprised approximately 12% and 2%, respectively, of the Company’s total 2004 revenues. All other respiratory products and services comprised approximately 21% of the Company’s total 2004 revenues. The Company provides respiratory therapy services at all but six of its 280 centers.

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

Enteral nutrition services account for approximately 6% of the Company’s total revenues in 2004. Antibiotic therapy, TPN, and pain management and other infusion revenues accounted for approximately 6% of the Company’s year-to-date revenues in 2004. Enteral nutrition services are provided at most of the Company’s centers, and the Company currently provides other infusion therapies in 45 of its 280 centers.

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

     Legal Proceedings. The following is a summary of the Company’s material legal proceedings:

On June 11, 2001, a settlement agreement (the “OIG Settlement” or “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. An installment of $880,000, including interest of $380,000, was due and paid on March 11, 2004. The Company also paid the relator’s attorneys fees and expenses. Pursuant to the Approved Plan, the amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement. As of September 30, 2004, the Company has an accrual of $3,520,000 for its obligations pursuant to the Government Settlement, of which $1,520,000 is classified as a current liability and $2,000,000 included in other noncurrent liabilities. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Approved Plan.”

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

The Company’s allowance for doubtful accounts totaled approximately $17.8 million and $17.5 million as of September 30, 2004 and December 31, 2003, respectively.

     Inventory Valuation and Cost of Sales Recognition. Inventories represent goods and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory on an interim basis at a standard rate, based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. The Company records a valuation allowance for its estimated count adjustments and the difference between inventory actual costs and standard costs. The Company is subject to loss for inventory adjustments in excess of the recorded inventory valuation allowance. The inventory valuation allowance was $0.4 and $0.6 million at September 30, 2004 and December 31, 2003, respectively.

     Rental Equipment Valuation. Rental equipment is rented to patients for use in their homes and is depreciated over the equipment’s estimated useful life. On an annual basis, the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated, damaged, or obsolete equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for damaged, outdated, or obsolete equipment. Management records a valuation allowance for its estimated lost, damaged, outdated, or obsolete rental equipment based upon historical adjustment amounts and believes the recorded rental allowance is adequate. The Company is subject to loss for unrecorded adjustments in excess of its recorded rental equipment valuation allowance. The Company’s rental equipment valuation allowance totaled $1.2 million and $0.9 million at September 30, 2004 and December 31, 2003, respectively.

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

There was no impairment recognized as a result of the Company’s annual impairment testing in September 2004. As a result of the potential impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003, which was enacted in December 2003, the Company performed an impairment test of goodwill at December 31, 2003 and concluded that the carrying value of goodwill did not exceed its fair value.

     Self Insurance. Self-insurance accruals primarily represent management’s loss estimate for self-insurance or large deductible risks associated with workers’ compensation insurance. The Company is insured for workers’ compensation, but retains the first $250,000 of risk exposure for each claim. The Company is not maintaining annual aggregate stop loss coverage for claims made in 2004 and did not maintain annual aggregate stop loss coverage for claims made in 2003 or 2002, as such coverage was not available. Judgments used in determining the accruals related to workers’ compensation include loss development factors, frequency of claims and severity of claims. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The liability for estimated workers’ compensation claims totaled approximately $3.3 million and $2.9 million as of September 30, 2004 and December 31, 2003, respectively. The Company utilizes analyses prepared by its third-party administrator based on historical claims information to support the required reserve and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by its third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintained annual aggregate stop loss coverage of $13.3 million for 2004. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2004, 2003 and 2002 and had unlimited lifetime reimbursements for 2001. The estimated liability for health insurance claims totaled approximately $1.9 million and $2.0 million as of September 30, 2004 and December 31, 2003, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred unpaid reported claims and for incurred but not reported claims based upon its assessment of lag time in reporting and paying claims. Judgments include assessing historical paid claims, average lags between the claims’ incurred dates, reported dates and paid dates, the frequency of claims and the severity of claims.

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

The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

Percentage of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales and related services	20.9	20.7	21.4	20.9
Cost of rentals and other revenues, including rental equipment depreciation expense	11.9	11.4	11.6	10.8
Operating expenses	49.5	52.9	50.8	53.1
Bad debt expense	3.2	3.5	3.7	3.3
General and administrative expense	5.0	5.2	5.1	5.2
Earnings from unconsolidated joint ventures	(1.2)	(1.2)	(1.3)	(1.4)
Depreciation, excluding rental equipment, and amortization	1.0	1.1	1.0	1.1
Interest expense, net	5.5	5.1	5.5	1.7
Other income, net	(0.1)	(0.4)	(0.1)	(0.1)

Total expenses	95.7	98.3	97.7	94.6

Income from operations before reorganization items and income taxes	4.3	1.7	2.3	5.4
Reorganization items	0.5	1.1	0.2	1.5
Provision for income taxes	0.1	0.1	0.1	0.1

Net income	3.7%	0.5%	2.0%	3.8%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues. Revenues decreased from $83.9 million for the quarter ended September 30, 2003 to $83.5 million for the same period in 2004, a decrease of $0.4 million, or 0.5%. Effective January 1, 2004, Medicare reduced the reimbursement rate for inhalation drugs by approximately 15.8%, which reduced revenues in the third quarter of 2004 by approximately $1.8 million. Without the inhalation drug reimbursement reduction, revenues would have increased $1.4 million, or 1.7%. Following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues decreased from $36.6 million for the quarter ended September 30, 2003 to $36.0 million for the same period of 2004, a decrease of $0.6 million, or 1.6%. Without the inhalation drug reimbursement reduction, sales and related services revenues would have increased $1.7 million, or 4.7%, compared to prior year.

Rentals and Other Revenues. Rentals and other revenues increased from $47.3 million for the quarter ended September 30, 2003 to $47.5 million for the same period in 2004, an increase of $0.2 million, or 0.4%.

Cost of Sales and Related Services. Cost of sales and related services increased from $17.3 million for the quarter ended September 30, 2003 to $17.5 million for the same period in 2004, an increase of $0.2 million, or 1.2%. As a percentage of sales and related services revenues, cost of sales and related services increased from 47.3% for the quarter ended September 30, 2003 to 48.5% for the same period in 2004. This increase is primarily attributable to lower gross margins on the Company’s inhalation drug sales in the current quarter, due to lower reimbursements as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Cost of Rentals and Other Revenues. Cost of rentals and other revenues increased from $9.6 million for the quarter ended September 30, 2003 to $9.9 million for the same period in 2004, an increase of $0.3 million, or 3.1%. This increase is primarily the result of a higher level of rental equipment depreciation associated with the Company’s growth in rentals of oxygen equipment and respiratory assist devices. As a percentage of rentals and other revenue, cost of rentals and other revenues increased from 20.2% for the quarter ended September 30, 2003 to 20.8% for the same period in 2004.

Operating Expenses. Operating expenses decreased from $44.4 million for the quarter ended September 30, 2003 to $41.3 million for the same period in 2004, a decrease of $3.1 million or 7.0%. As a percentage of revenues, operating expenses decreased from 52.9% to 49.5% for the quarters ended September 30, 2003 and 2004, respectively. This decrease is the result of the Company’s initiatives to reduce staffing levels in its billing centers and branches.

Bad Debt Expense. Bad debt expense decreased from $3.0 million for the quarter ended September 30, 2003 to $2.7 million for the same period in 2004, a decrease of $0.3 million, or 10.0%. As a percentage of revenues, bad debt expense was 3.5% and 3.2% for the three months ended September

30, 2003 and 2004, respectively. Cash collections for the three months ended September 30, 2004 were improved compared to the same period in 2003, which resulted in lower bad debt expense in the third quarter of 2004.

General and Administrative Expenses. General and administrative expenses decreased from $4.3 million for the quarter ended September 30, 2003 to $4.2 million for the same period in 2004, a decrease of $0.1 million, or 2.3%. This decrease is primarily the result of decreased salary and professional services expenses. As a percentage of revenues, general and administrative expenses were 5.2% and 5.0% for the quarters ended September 30, 2003 and 2004, respectively.

Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures remained unchanged at $1.0 million for the quarters ended September 30, 2003 and 2004.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $0.9 million for the quarter ended September 30, 2003 to $0.8 million for the same period in 2004, a decrease of $0.1 million, or 11.1%.

Interest Expense, Net. Interest expense, net increased from $4.3 million for the quarter ended September 30, 2003 to $4.6 million for the same period in 2004, an increase of $0.3 million, or 7.0%. The increase in interest expense, net is the result of a decrease in interest income earned in the three months ended September 30, 2004.

Other Income, Net. Other income, net decreased from $0.4 million for the quarter ended September 30, 2003 to less than $0.1 million for the quarter ended September 30, 2004, a decrease of more than $0.3 million, or 75.0%. Other income, net primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies.

Provision for Income Taxes. The provision for income taxes was $0.1 million for the quarters ended September 30, 2003 and 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues. Revenues increased from $249.3 million for the nine months ended September 30, 2003 to $251.6 million for the same period in 2004, an increase of $2.3 million, or 0.9%. Effective January 1, 2004, Medicare reduced the reimbursement rate for inhalation drugs by approximately 15.8%, which reduced revenues in the first nine months of 2004 by approximately $5.6 million. Without the inhalation drug reimbursement reductions, revenues would have increased $7.9 million, or 3.2%. The increase in revenues is a result of the Company’s sales and marketing efforts. Following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues decreased from $109.2 million for the nine months ended September 30, 2003 to $108.6 million for the same period in 2004, a decrease of $0.6 million, or 0.6%. Without the inhalation drug reimbursement reduction, sales and related services revenues would have increased $4.9 million, or 4.5%, compared to prior year.

Rentals and Other Revenues. Rentals and other revenues increased from $140.0 million for the nine months ended September 30, 2003 to $143.0 million for the same period in 2004, an increase of $3.0 million, or 2.1%.

Cost of Sales and Related Services. Cost of sales and related services increased from $52.1 million for the nine months ended September 30, 2003 to $53.9 million for the same period in 2004, an increase of $1.8 million, or 3.5%. As a percentage of sales and related services revenues, cost of sales and related services increased from 47.7% for the nine months ended September 30, 2003 to 49.7% for the same period in 2004. This increase is primarily attributable to lower gross margins on the Company’s inhalation drug sales in the current year, due to lower reimbursements as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Cost of Rentals and Other Revenues. Cost of rentals and other revenues increased from $27.0 million for the nine months ended September 30, 2003 to $29.1 million for the same period in 2004, an increase of $2.1 million, or 7.8%. This increase is primarily the result of a higher level of rental equipment depreciation associated with the Company’s growth in rentals of oxygen equipment and respiratory assist devices. As a percentage of rentals and other revenue, cost of rentals and other revenues were 19.3% and 20.4% for the nine months ended September 30, 2003 and 2004, respectively.

Operating Expenses. Operating expenses decreased from $132.3 million for the nine months ended September 30, 2003 to $127.9 million for the same period in 2004, a decrease of $4.4 million, or 3.3%. As a percentage of revenues, operating expenses were 53.1% and 50.8% for the nine months ended September 30, 2003 and 2004, respectively. This decrease is the result of the Company’s initiatives to reduce staffing levels in its billing centers and branches.

Bad Debt Expense. Bad debt expense increased from $8.3 million for the nine months ended September 30, 2003 to $9.2 million for the same period in 2004, an increase of $0.9 million, or 10.8%. As a percentage of revenues, bad debt expense was 3.3% and 3.7% for the nine months ended September 30, 2003 and 2004, respectively. Bad debt expense in the current year has been impacted by disruptions in cash collections resulting from the inability of certain third-party payors to effectively process electronic claims due to the implementation of the new HIPAA Transaction and Code Sets. Also impacting bad debt expense has been payment delays associated with certain state Medicaid programs changing the intermediary contracted by the state to process claims submitted by the providers. Certain intermediaries have begun processing claims in a more timely manner, which has improved collections in the third quarter of 2004; however, backlogs in unprocessed claims remain and likely will remain for some time. The resulting delay has increased accounts receivable reserves as the related receivables balances age.

General and Administrative Expenses. General and administrative expenses decreased from $13.0 million for the nine months ended September 30, 2003 to $12.7 million for the same period in 2004, a decrease of $0.3 million, or 2.3%. This decrease is primarily the result of a lower level of professional services fees related to the Company’s annual financial statement audits. As a percentage of revenues, general and administrative expenses were 5.2% and 5.1% for the nine months ended September 30, 2003 and 2004, respectively.

Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures decreased slightly from $3.4 million for the nine months ended September 30, 2003 to $3.3 million for the nine months ended September 30, 2004.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $2.7 million for the nine months ended September 30, 2003 to $2.4 million for the same period in 2004, a decrease of $0.3 million, or 11.1%. This decrease primarily is attributable to certain property and equipment becoming fully depreciated.

Interest Expense, Net. Interest expense, net increased from $4.2 million for the nine months ended September 30, 2003 to $13.9 million for the same period in 2004. This change is attributable to the Company resuming its obligation to record interest expense as a result of its emergence from bankruptcy protection on July 1, 2003. Post-petition interest excluded from the statements of operations for the nine months ended September 30, 2003, of $12.5 million, represents the default rate of interest pursuant to the terms described in the Amended Credit Agreement.

Other Income, Net. Other income, net primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies. Other income of $0.3 million was recorded in the nine months ended September 30, 2003 compared to other expense of $0.1 million for the same period in 2004.

Provision for Income Taxes. The provision for income taxes remained unchanged at $0.3 million for the nine months ended September 30, 2003 and 2004.

Liquidity and Capital Resources

At September 30, 2004, the Company had current assets of $81.3 million and current liabilities of $57.7 million, resulting in working capital of $23.6 million and a current ratio of 1.4x as compared to a working capital of $20.1 million and a current ratio of 1.3x at December 31, 2003.

On July 31, 2002, the Company filed for bankruptcy protection due to its inability to pay significant debt maturities due in December 2002. On July 1, 2003, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) emerged from bankruptcy pursuant to a 100% pay plan (the “Approved Plan”) whereby shareholders retained their equity interest and creditors and vendors will be paid 100% of all amounts they are owed, either immediately or over time with interest.

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

Pursuant to the Approved Plan, the Company’s secured debt to the Lenders is $250.0 million and is evidenced by a promissory note in that amount and is secured by various security agreements. To the Company’s knowledge, the Lenders have not executed the agreements as of the date of this filing. The Company is no longer a party to a credit agreement. The remainder of the amounts due to the Lenders at July 1, 2003 over and above the $250.0 million is treated as unsecured debt.

The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of each fiscal year) for the previous fiscal year. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year. A prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. No prepayment was made on September 30, 2004 because the Company anticipates it will not have Excess Cash Flows for 2004. The maturity date of the $250.0 million secured debt is July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.

The Approved Plan treats the general unsecured debt and the Lenders’ unsecured debt in the same manner. Principal and accrued interest is payable semi-annually (on June 30 and December 31 of each year) in six equal installments beginning December 31, 2003. Interest accrues on this unsecured debt at an annual rate of 8.3675%. In addition to the six scheduled payments, the holders of the unsecured debt also received an estimated prepayment of the Pro Rata Payment (as defined in the Approved Plan) on September 30, 2003. The Company did not have Excess Cash Flow (as defined in the Approve Plan) for fiscal year 2003 and does not anticipate having Excess Cash Flow for fiscal year 2004. There was no Pro Rata Payment due on March 31, 2004 and no estimated prepayment of the Pro Rata Payment was due on September 30, 2004. The Pro Rata Payment due on March 31, 2005 is in the amount of two-thirds of the Company’s Excess Cash Flow, if any, for the 2004 fiscal year.

The Company has made all payments due as of September 30, 2004 under the Approved Plan, and has also prepaid some of its obligations thereunder. As of September 30, 2004, the Lenders were owed approximately $256.0 million, comprised of $250.0 million of secured debt and $6.0 million of unsecured debt. The remaining general unsecured claims (excluding the Government Settlement) as of September 30, 2004 were approximately $3.3 million. The Company paid an additional $0.3 million to the holders of general unsecured claims on August 18, 2004 to correct an error in the allocation of a prior payment.

The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand as it has since the Lenders terminated the Company’s ability to access a revolving line of credit in 2000. At September 30, 2004 the Company had cash and cash equivalents of approximately $9.1 million.

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

Management believes that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan through September 30, 2005. The Medicare reimbursement reductions that became effective January 2004 impacted the Company’s profitability and ability to improve its liquidity and capital resources as compared to 2003. The adverse impact that the scheduled 2005 reimbursement reductions will have on the Company’s future operating results and financial condition will be material in 2005 and beyond. The magnitude of this impact will depend upon the success of the Company’s efforts to grow revenues, improve productivity, and reduce costs. It also will depend upon final resolution of lobbying efforts to modify the pricing changes. See “Trends, Events, and Uncertainties - Reimbursement Changes and the Company’s Response” and “Risk Factors – Medicare Reimbursement Reductions.” There can be no guarantee that existing cash and cash flow will be sufficient and there can be no assurance that in such event the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquisitions. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $52.2 million and $56.9 million at September 30, 2004 and December 31, 2003, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 58 and 60 days at September 30, 2004 and December 31, 2003, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

The Company’s future liquidity and capital resources will be materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Trends, Events, and Uncertainties – Reimbursement changes and the Company’s response.”

Net cash provided by operating activities was $29.4 million and $19.7 million for the nine months ended September 30, 2004 and 2003. Net income decreased from $9.3 million for the nine months ended September 30, 2003 to $5.0 million for the nine months ended September 30, 2004. This decrease of $4.3 million is primarily the result of increased interest expense. Net cash used by reorganization items totaled $0.6 million for the nine months ended September 30, 2004. Reorganization items consist primarily of professional fees. Net cash used in investing activities was $16.4 million and $18.9 million for the nine months ended September 30, 2004 and 2003, respectively. Additions to property and equipment, net were $21.0 million for the nine months ended September 30, 2004 compared to $21.5 million for the same period in 2003. Net cash used in financing activities was $6.4 million and $8.8 million for the nine months ended September 30, 2004 and 2003, respectively. The cash used in financing activities for the nine months ended September 30, 2004 primarily relates to principal payments to the Lenders of $6.4 million. At September 30, 2004 the Company had cash and cash equivalents of approximately $9.1 million.

Contractual Obligations and Commercial Commitments

The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of September 30, 2004:

						Year 5 &
	Total	Year 1	Year 2	Year 3	Year 4	thereafter
Long-term debt and capital leases	$256,940,000	$6,931,000	$9,000	$—	$—	$250,000,000
Accrued interest on long-term debt	1,414,000	1,414,000	—	—	—	—
Pre-petition accounts payable	3,338,000	3,338,000	—	—	—	—
OIG settlement	3,500,000	1,500,000	1,000,000	1,000,000	—	—
Accrued interest on OIG settlement	20,000	20,000	—	—	—	—

Operating lease obligations	24,369,000	9,113,000	6,604,000	4,747,000	3,199,000	706,000

Total contractual cash obligations	$289,581,000	$22,316,000	$7,613,000	$5,747,000	$3,199,000	$250,706,000

In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt as well as the pre-petition accounts payable as defined by the Approved Plan. Excess Cash Flow is defined in the Approved Plan as cash in excess of $7.0 million at the end of each fiscal year. As these payments will be based on Excess Cash Flow at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the “Year 5 and thereafter” column in the table above, will require principal payments in Years 2, 3, and 4 if the Company’s cash balance exceeds $7.0 million at each year end. In addition, the Approved Plan allows the Company to make prepayments, which would reduce and be a credit against any subsequent mandatory payments. The operating lease obligations presented is based on information available as of September 30, 2004.

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

At September 30, 2004, the Company has no commitments or guarantees outstanding.

At September 30, 2004, the Company has letters of credit in place totaling $650,000 securing obligations with respect to the Company’s professional liability insurance. The letters of credit expire in January 2005.

Risk Factors

This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.

     Medicare Reimbursement Reductions. In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduces Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in January 2004 and others beginning in January 2005. These reductions will have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reimbursement Changes and the Company’s Response.”

     Dependence on Reimbursement by Third-Party Payors. For the nine months ended September 30, 2004, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 53%, 9% and 38%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Substantial Leverage. The Company maintains a significant amount of debt. The secured claim of the Lenders as of September 30, 2004 was $250.0 million. The unsecured claim of the Lenders as of September 30, 2004 was approximately $6.0 million. The amount of general unsecured debt (excluding the Government Settlement) due to other creditors at September 30, 2004 was $3.3 million. Required payments to the Lenders and general unsecured creditors are detailed in

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Due to the amount of debt, a substantial portion of our cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes, or competitive pressures and the inability to pay debt would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, representing DSO of 58 and 60 days as of September 30, 2004 and December 31, 2003, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

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

     HIPAA Compliance. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: (1) Privacy Standards had a compliance date of April 14, 2003; (2) Transactions and Code Sets Standards required compliance by October 16, 2002, except as extended by one year to October 16, 2003 for providers, such as the Company, that filed a compliance extension form by October 15, 2002; and (3) Security Standards which were published in final form on February 2, 2003 and have a compliance date of April 20, 2005. The Company has filed its compliance extension form and is actively pursuing its strategies toward compliance with the final Privacy Standards and Transaction and Code Sets Standards. The Company’s HIPAA compliance plan will require modifications to existing information management systems and physical security mechanisms, and may require additional personnel as well as extensive training of existing personnel, the full cost of which has not yet been determined. The Company cannot predict the impact that final regulations, when fully implemented, will have on its operations. The Company’s implementation of mandated HIPAA Transaction and Code Sets has resulted in disruptions to cash collections, and additional disruptions may occur in the future. Further, the Company cannot predict whether all payors and clearinghouses will be fully HIPAA Transaction compliant and able to process electronic claims by the final implementation deadline. Alternative methods of claims submission may be required, possibly resulting in delay in payment, which could have a material adverse effect on the Company’s result of operations, cash flow, and financial condition.

     Ability to Attract and Retain Management. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. The Company’s chief financial officer retired, effective September 30, 2004, and the Company is engaged in a search for a new CFO. The Company’s historical financial results and reimbursement environment, among other factors, may limit the Company’s ability to attract and retain qualified personnel, which in turn could adversely affect profitability.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – CONTROLS AND PROCEDURES

In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s chief executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2004. Based on such evaluation, such officers have concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
American HomePatient, Inc.:

We have reviewed the accompanying interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of September 30, 2004, the related interim condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the related interim condensed consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 2, 2004

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

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits. The exhibits filed as part of this Report are listed on the Index to Exhibits immediately following the signature page.

(B)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarterly period ended September 30, 2004:

1)	A current report on Form 8-K was filed on July 29, 2004 to disclose, under Item 5, the Company’s press release containing American HomePatient’s response to the Notice of Proposed Rule Making by the Centers for Medicare & Medicaid Services relating to revisions to the physician fee schedule to be published in the Federal Register August 5, 2004.

2)	A current report on Form 8-K was filed on August 6, 2004 to disclose, under Item 12, the Company’s press release reporting financial results for the second quarter and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.

November 2, 2004	By:	/s/ Joseph F. Furlong

Joseph F. Furlong
Chief Executive Officer and An Officer Duly
Authorized to Sign on Behalf of the Registrant

	By:	/s/ Robert L. Fringer

Robert L. Fringer
Principal Financial Officer and An Officer Duly
Authorized to Sign on Behalf of the Registrant

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No.33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 8, 1996.

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

15.1	Awareness Letter of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.