Form 10-K
period 2004-12-31
AMERICAN HOMEPATIENT INC
filed 2005-03-31
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___.

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

Yes ☑           No ☐

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

Yes ☐            No ☑

     The aggregate market value of registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of June 30, 2004 was $13,819,254.

     On March 23, 2005, 17,097,389 shares of the registrant’s $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference

     The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K: Portions of the Registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders.

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

PART I

ITEM 1. BUSINESS

Introduction

     American HomePatient, Inc. and its subsidiaries (collectively, the “Company”) provide home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of December 31, 2004, the Company provided these services to patients primarily in the home through 276 centers in 35 states.

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

     On July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). On July 1, 2003, American HomePatient, Inc. emerged from bankruptcy pursuant to a “100% pay plan” (the “Approved Plan”) whereby the Company’s shareholders retained their equity interest and all of the Company’s creditors and vendors will be paid 100% of all amounts they are owed, either immediately or over time with interest. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources.”

     American HomePatient, Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884.

Recent Developments

     On March 30, 2005, the Office of Inspector General of the Department of Health and Human Services issued a report with the final oxygen fee schedule for 2005. These fee schedule amounts will be implemented as soon as possible but not later than April 8, 2005. Claims received after implementation will be paid at these rates, and claims received prior to implementation that were paid using the 2004 fee schedule amounts will not be adjusted retroactively. Management currently is assessing, but had not determined as of the date hereof, the magnitude of this impact, although it is anticipated that the impact on earnings will be material. The Company estimates that 23% of its 2004 revenue represented home oxygen reimbursed by Medicare. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response” and “Risk Factors — Medicare Reimbursement Reductions”.

Business

     The Company provides home health care services and products consisting primarily of respiratory therapy services, home infusion therapy services and the rental and sale of home medical equipment and home health care supplies. For the year ended December 31, 2004, such services and products represented 71%, 12% and 17% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. The Company’s objective is to be a leading provider of home health care products and services in the markets in which it operates. The Company’s centers are strategically located to achieve the market penetration necessary for the Company to be a cost-effective provider of comprehensive home health care services to managed care and other third-party payors.

     As of December 31, 2004 the Company provided services to patients primarily in the home through 276 centers in the following 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin.

     As of December 31, 2004 the Company was an investor in and a manager of eleven joint ventures.

     The Company does not anticipate pursuing acquisition or joint venture development activities during 2005 as it continues to focus its efforts on internal operations.

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

Services and Products

     The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,
	2004	2003	2002
Home respiratory therapy services	71%	69%	66%
Home infusion therapy services	12	13	14
Home medical equipment and home health supplies	17	18	20

Total	100%	100%	100%

     Home Respiratory Therapy Services. The Company provides a wide variety of home respiratory services primarily to patients with severe and chronic pulmonary diseases. Patients are referred to a Company center most often by primary care and pulmonary physicians as well as by hospital discharge planners and case managers. After reviewing pertinent medical records on the patient and confirming insurance coverage information, a Company respiratory therapist or technician visits the patient’s home to deliver and to prepare the prescribed therapy or equipment. Company representatives coordinate the prescribed therapy with the patient’s physician and train the patient and caregiver in the correct use of the equipment. For patients renting equipment,

Company representatives also make periodic follow-up visits to the home to provide additional instructions, required equipment maintenance and deliver oxygen and other supplies.

     The primary respiratory services that the Company provides are:

•	Oxygen systems to assist patients with breathing. There are three types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary room air to provide a continuous flow of oxygen; (ii) liquid oxygen systems, which are portable, thermally-insulated containers of liquid oxygen which can be used as stationary units and/or as portable options for patients; and (iii) high pressure oxygen cylinders, which are used primarily for portability as an adjunct to oxygen concentrators. Oxygen systems are prescribed by physicians for patients with chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems.

•	Nebulizers and related inhalation drugs to assist patients with breathing. Nebulizer compressors are used to administer aerosolized medications (such as albuterol) to patients with asthma, bronchitis, chronic obstructive pulmonary disease, and cystic fibrosis. “AerMeds” is the Company’s registered marketing name for its aerosol medications program.

•	Respiratory assist devices to force air through respiratory passage-ways during sleep. These treatments, which utilize continuous positive airway pressure (“CPAP”) or bi-level positive airway pressure therapy, are used on adults with obstructive sleep apnea (“OSA”), a condition in which a patient’s normal breathing patterns are disturbed during sleep.

     The other respiratory services that the Company provides include:

•	Home ventilators to sustain a patient’s respiratory function mechanically in cases of severe respiratory failure when a patient can no longer breathe independently.

•	Non-invasive positive pressure ventilation (“NPPV”) to provide ventilation support via a face mask for patients with chronic respiratory failure and neuromuscular diseases. This therapy enables patients to receive positive pressure ventilation without the invasive procedure of intubation.

•	Apnea monitors to monitor and to warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome.

•	Home sleep screenings and related diagnostic equipment to detect sleep disorders and the magnitude of such disorders.

•	Home respiratory evaluations and related diagnostic equipment to assist physicians in identifying, monitoring and managing their respiratory patients.

     Oxygen systems comprised approximately 36% of the Company’s total 2004 revenues. Inhalation drugs and nebulizers comprised approximately 12% and 2%, respectively, of the Company’s total 2004 revenues. Respiratory assist devices comprised approximately 16% of 2004 revenues. All other respiratory products and services comprised approximately 5% of the Company’s total 2004 revenues. The Company provides respiratory therapy services at all but six of its 276 centers.

     Home Infusion Therapy Services. The Company provides a wide range of home infusion therapy services. Patients are referred to a Company center most often by primary care and specialist physicians (such as infectious disease physicians and oncologists) as well as by hospital discharge planners and case managers. After confirming the patient’s treatment plan with the physician, the pharmacist mixes the medications and coordinates with the nurse the delivery of necessary equipment, medication and supplies to the patient’s home. The Company provides the patient and caregiver with detailed instructions on the patient’s prescribed medication, therapy, pump and supplies. For patients renting equipment, the Company also schedules follow-up visits and deliveries in accordance with physicians’ orders.

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

     Enteral nutrition services account for approximately 6% of the Company’s total revenues in 2004. Antibiotic therapy, TPN, and pain management and other infusion revenues accounted for approximately 6% of the Company’s total revenues in 2004. Enteral nutrition services are provided at most of the Company’s centers, and the Company currently provides other infusion therapies in 45 of its 276 centers.

     Home Medical Equipment and Medical Supplies. The Company provides a comprehensive line of equipment and supplies to serve the needs of home care patients. Revenues from home equipment and supplies are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment. Sales of home medical equipment and medical supplies account for 17% of the Company’s revenues in 2004. The Company sells home equipment and supplies at all but seven of its 276 centers.

Operations

     Organization. Currently, the Company’s operations are divided into two geographic divisions, each headed by a division vice president. Each division is further divided into geographic areas with each area headed by an area vice president. There are a total of 11 geographic areas within the Company. Each area vice president oversees the operations of approximately 17 - 35 centers. Management believes this field organizational structure enhances management flexibility and facilitates communication by enabling a greater focus on local market operations. Area vice presidents focus on revenue development, cost control and assist local management with decision-making to improve responsiveness in local markets. The Company’s billing centers report directly to the corporate reimbursement department under the leadership of the Sr. Vice President of Revenue Management and four directors of compliance and reimbursement. This organizational structure adds specialized knowledge and focused management resources to the billing, compliance and reimbursement functions.

     The Company’s centers are typically staffed with a general manager, a business office manager, a director of patient services (who is usually a registered nurse or respiratory therapist), registered nurses, clinical coordinators, respiratory therapists, service technicians and customer service representatives. In most of its markets the Company employs account executives who are responsible for local sales efforts. Effective in the fourth quarter of 2004, account executives began reporting to their respective area director of sales, rather than to the general manager of the operating center. This change is a part of the Company’s initiative to improve the Company’s sales and marketing efforts (See “Business – Sales and Marketing”). In addition, the Company employs a licensed pharmacist in all centers that provide a significant amount of infusion therapy.

     The Company tries to appropriately balance between centralized and decentralized management. Operating managers are encouraged to promptly and effectively respond to local market demands, while the Company provides through its corporate office management support, compliance oversight and training, marketing and managed care expertise, sales training and support, product development, and financial and information systems. The Company retains centralized control over those functions necessary to monitor quality of patient care and to maximize operational efficiency. Services performed at the corporate office include financial and accounting functions, treasury, corporate compliance, human resources, reimbursement oversight, sales and marketing support, clinical policy and procedure development, regulatory affairs and licensure, and information system design. Management regularly analyzes the Company’s structure for opportunities to improve operations.

     Commitment to Quality. The Company maintains quality and performance improvement programs related to the proper implementation of its service standards. Management believes that the Company has developed and implemented service policies and procedures that comply with the standards required by the Joint Commission on Accreditation of Health Care Organizations (“JCAHO”). All of the Company’s centers are JCAHO-accredited or are in the process of becoming accredited by JCAHO. The Company has Quality Improvement Advisory Boards at many of its centers, and center general managers conduct quarterly quality improvement reviews. Area quality improvement (“AQI”) specialists conduct quality compliance audits at each center in an effort to ensure compliance with state and federal regulations, JCAHO, FDA and internal standards. The AQI specialists also help train all new clinical personnel on the Company’s policies and procedures.

     Training and Retention of Quality Personnel. Management recognizes that the Company’s business depends on its personnel. The Company attempts to recruit knowledgeable talent for all positions including account executives that are capable of gaining new business from the local medical community. In addition, the Company provides sales training and orientation to general managers and account executives.

     Management Information Systems. Management believes that periodic refinement and upgrading of its management information systems, which permit management to closely monitor the activities of the Company’s centers, is important to the Company’s business. The Company’s financial systems provide, among other things, monthly budget analyses, trended financial data, financial comparisons to prior periods, and comparisons among Company centers. These systems also provide a means for management to monitor key statistical data for each center, such as accounts receivable, payor mix, cash collections, revenue mix and expense trends. Additionally, Medicare and other third party claims are billed electronically through the Company’s systems thereby facilitating and improving the timeliness of accounts receivable collections. The Company also maintains a communication network that provides company-wide access to email and the Internet. The Company maintains a proprietary intranet, which is a productivity-driven, secure website focused on reducing paperwork, disseminating information throughout the Company, and facilitating communication among the Company’s employees.

     Corporate Compliance. The Company’s goal is to operate its business with honesty and integrity and in compliance with the numerous laws and regulations that govern its operations. The Company’s corporate compliance program is designed to help accomplish these goals through employee training and education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits and other programs. The Company’s corporate compliance program is monitored by its Vice President of Compliance and Government Affairs, Assistant Compliance Officer and Compliance Committee. The Compliance Committee, which meets quarterly, is comprised of the Company’s President and CEO, Chief Operating Officer, Chief Financial Officer, Sr. Vice President of Revenue Management, and both division vice presidents. The Compliance Committee is advised by the Company’s legal counsel. There can be no assurance that the Company’s compliance activities will prevent or detect violations of the governing laws and regulations. See “Business – Government Regulation.”

Hospital Joint Ventures

     The Company owns 50% of nine home health care businesses, and 70% of two other home health care businesses that were operational as of December 31, 2004. The remaining ownership percentage of each business is owned by local hospitals. The Company is solely responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The operations of the 70%-owned joint ventures are consolidated with the operations of the Company. The operations of the 50%-owned joint ventures are not consolidated with the operations of the Company and are instead accounted for by the Company under the equity method. The Company has not invested in any new joint ventures since 1998.

     The Company’s joint ventures typically are 50/50 equity partnerships with an initial term of between three and ten years and with the following typical provisions: (i) the Company contributes assets of an existing business in the designated market or contributes cash to fund half of the initial working capital required for the hospital joint venture to commence operations; (ii) the hospital partner contributes similar assets and/or an amount of cash equal in the aggregate to the fair market value of the Company’s net contribution; (iii) the Company is the managing partner for the hospital joint venture and receives a monthly management and administrative fee; and (iv) distributions, to the extent made, are generally made on a quarterly basis and are consistent with each partner’s capital contributions. Within the hospital joint venture’s designated market all services provided within the geographic market are deemed to be revenues of the hospital joint venture including revenues from sources other than the hospital joint venture partner.

     The following table lists the Company’s hospital joint venture partners and locations for all joint ventures as of December 31, 2004:

Hospital Joint Venture Partner	Locations
Baptist Medical Center (5 hospitals)	Montgomery, AL
Baptist Medical System (3 hospitals)	Benton, Conway, Little Rock, North Little Rock, AR
Central Carolina Hospital	Sanford, NC
Conway Hospital	Conway, Myrtle Beach, SC *
Frye Regional Medical Center/Caldwell Memorial	Hickory, Lenoir, Maiden, NC
Midlands Health Resources (12 hospitals)	Beatrice, Hastings, Lincoln, Norfolk, Omaha, NE; Atlantic, IA
Peninsula Regional Medical Center	Salisbury, MD; Onancock, VA
Piedmont Medical Center	Rock Hill, SC
Spruce Pine Community Hospital	Asheville, Marion, Spruce Pine, NC
West Branch Medical Center	West Branch, MI
Wallace Thompson Hospital	Union, SC *

*   70% owned consolidated joint venture. All others are 50% owned non-consolidated joint ventures.

Revenues

     The Company derives substantially all of its revenues from third-party payors including Medicare, private insurers and Medicaid. Medicare is a federally-funded and administered health insurance program that provides coverage for beneficiaries who require certain medical services and products. Medicaid is a state-administered reimbursement program that provides reimbursement for certain medical services and products. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise is delivered, or equipment is rented to patients. Revenues are recorded net of estimated adjustment for billing errors or other reimbursement adjustments. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to such reimbursements are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the year finalized.

     Sales revenues include all product sales to patients and are derived from the provision of infusion therapies, the sale of home health care equipment and medical supplies, the sale of aerosol medications and respiratory therapy equipment, and the sale of supplies and the provision of services related to the delivery of these products. Sales revenues are recognized at the time of delivery and are billed using fixed fee schedules based upon the type of product and the payor when the Company has obtained the properly completed Certificate for Medical Necessity (“CMN”) from the health care provider, when applicable. Rentals and other patient revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapy. All rentals of equipment are provided by the Company on a month-to-month basis and are billed and recorded as revenue using fixed monthly fee schedules based upon the type of rental and the payor when the Company has obtained the properly completed CMN from the health care provider, when applicable. The fixed monthly fee encompasses the rental of the product, delivery, set-up, instruction, maintenance, repairs, providing backup systems when needed, and providing periodic home visits.

     The following table sets forth the percentage of the Company’s revenues from each source indicated for the years presented:

	Year Ended December 31,
	2004	2003	2002
Medicare	53%	53%	52%
Private pay, primarily private insurance	38	38	38
Medicaid	9	9	10

Total	100%	100%	100%

     Because the Company derives a significant portion of its revenues from Medicare and Medicaid reimbursement, material changes in reimbursement have a material impact on its revenues and, consequently, on its business operations and financial results. Reimbursement levels typically are subject to downward pressure as the federal and state governments seek to reduce expenditures under the Medicare and Medicaid programs. Thus, since its inception the Company has experienced numerous reductions related to its products and services and regularly learns of proposals for other reductions, some of which are subsequently implemented as proposed or in a modified form. The Company anticipates that future reductions will occur whether through administrative action, legislative changes, or otherwise.

     In the fourth quarter of 2003 Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduced Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in January 2004 and others beginning in January 2005.

     The reimbursement reductions contained in the MMA have negatively impacted and will continue to negatively impact the Company’s operating results, liquidity and capital resources. A provision in the MMA required that, effective January 1, 2004, the reimbursement rate for inhalation drugs used with a nebulizer be reduced from 95% of the average wholesale price (“AWP”) to 80% of AWP. Revenues for 2004 were reduced by approximately $7.4 million as result of the reduced reimbursement rates for inhalation drugs that became effective January 1, 2004. Effective January 1, 2005, the MMA specifies that the reimbursement for inhalation drugs will be further reduced to the average manufacturer’s sales price plus six percent (“ASP + 6%”). In the fourth quarter of 2004, the Centers for Medicare and Medicaid Services (“CMS”) set a monthly dispensing fee of $57 for a 30 day supply and $80 for a 90 day supply of these drugs for the 2005 calendar year. Management expects that the reimbursement reductions that went into effect on January 1, 2005 with respect to the Company’s inhalation drug business (which constitutes approximately 12% of the Company’s 2004 revenues) will have a greater negative impact on the Company’s revenues than the inhalation drug reductions that went into effect in 2004. Management estimates that if the 2005 reimbursement reductions for inhalation drugs had gone into effect on January 1, 2004, the Company’s revenues for 2004 would have been further reduced by approximately $22.0 million, based on the Company’s inhalation drug product mix in effect for 2004. As a result of the dispensing fees set by CMS for 2005, the Company intends to continue to provide inhalation drugs to Medicare beneficiaries in 2005. The ability of the Company to continue to provide inhalation drugs after 2005 will depend on the reimbursement schedule to be determined by CMS for 2006 and beyond. Any further reductions in the reimbursement schedule could force providers to exit the inhalation drug business.

     The MMA also froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the start of a competitive bidding process which is scheduled to begin in 2007. At this time, the Company does not know which of its locations will be included in the competitive bidding process.

     In addition, the MMA specified that effective January 1, 2005, the reimbursement for 16 durable medical equipment items and home oxygen would be reduced to the median Federal Employee Health Benefit Plan (“FEHBP”) rates. The reimbursement reductions for the 16 DME items went into effect as scheduled on January 1, 2005. Management estimates that if the 2005 reimbursement reductions for the 16 DME items had gone into effect on January 1, 2004, the

Company’s revenues for 2004 would have been reduced by approximately $2.3 million, based on the Company’s DME product mix in effect for 2004. The reimbursement changes for home oxygen that were scheduled to go into effect on January 1, 2005 have not yet occurred. As mandated by the MMA, the Office of Inspector General of the Department of Health and Human Services (“OIG”) conducted a study to determine the median FEHBP rates for home oxygen. This study, which was published on March 30, 2005, indicated the median FEHBP rate for stationary home oxygen equipment was $201.60 compared to a median Medicare rate of $230.17. For portable home oxygen equipment, the median FEHBP rate was $32.27 compared to a median Medicare rate of $36.19. Also on March 30, 2005 the 2005 fee schedule for home oxygen was issued by CMS. These fee schedule amounts will be implemented by the Medicare contractors as soon as possible and by no later than April 8, 2005. All claims for home oxygen furnished on or after January 1, 2005, that are received after the fees are implemented will be paid using the 2005 fee schedule amounts. Claims with dates of service on or after January 1, 2005, that were previously paid using the 2004 fee schedule amounts will not be retroactively adjusted. Management is currently in the process of assessing the magnitude of the financial impact of the 2005 fee schedule for home oxygen, however it is expected that this fee schedule will materially and adversely impact the Company’s operating results and financial condition. The Company estimates that 23% of its 2004 revenues represented home oxygen reimbursed by Medicare. Management is working to counter the impact of the 2005 reimbursement reductions contained in the MMA, including initiatives to grow revenues, improve productivity, and reduce costs.

     The magnitude of the adverse impact that the MMA’s reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives as well as the final oxygen reimbursement rates; nevertheless, the adverse impact will be material in 2005 and beyond. To improve revenue growth, management took a number of actions in the fourth quarter of 2004 including revisions to the sales commission plans for account executives and a restructuring of the sales organization. Additionally, a senior vice president of sales and marketing was hired in February 2005. (See “Business – Sales and Marketing”). Management also took a number of actions during 2004 to improve productivity and reduce costs in the Company’s operating centers and billing centers. (See “Management’s Discussion and Analysis of Financial Condition – General – Productivity and Profitability.) Management estimates that as a result of these cost reduction initiatives, operating expenses were reduced on an annualized run rate basis by approximately $16.4 million as of December 31, 2004 compared to the annualized run rate in effect one year earlier. Management intends to continue to improve productivity and reduce costs during 2005 through a number of initiatives including centralization of certain customer service functions currently residing at the operating center level, consolidation of certain billing center functions, and continued productivity improvements in operating centers and billing centers.

Collections

     The Company has four key initiatives in place to maintain and/or improve collections of accounts receivable: (i) proper staffing and training; (ii) process redesign and standardization; (iii) consolidation of billing center activities; and (iv) billing center specific goals geared toward improved cash collections and reduced accounts receivable.

     Net patient accounts receivable at December 31, 2004 was $50.9 million compared to net patient accounts receivable of $56.9 million at December 31, 2003.

     An important indicator of the Company’s accounts receivable collection efforts is the monitoring of the days sales outstanding (“DSO”). The Company monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually indicates a breakdown in processes at the billing centers and/or branches. A decline in DSO usually results from process improvements and improved cash collections. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. The table below shows the Company’s DSO for the periods indicated and is calculated by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense, into net patient accounts receivable and multiplying the ratio by 90 days:

	Year Ended December 31,
	2004	2003	2002
DSO	55 days	60 days	61 days

     The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

     Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue (the amount of sales and rental revenues which have not yet been billed to the payor’s due to incomplete documentation or the receipt of the CMN). The amount of unbilled revenue was $10.8 million and $10.2 million for December 31, 2004 and December 31, 2003, respectively, net of valuation allowances.

     During 2004 the Company closed three of its stand-alone billing centers. These centers were closed to gain efficiencies by the consolidation of billing activity into existing billing centers that have a history of higher performance. The closure of these billing centers allowed the Company to increase productivity and gain efficiency in its billing and collection processes which in turn improved the Company’s DSO, reduced bad debt expense as a percentage of revenue, and reduced the cost to bill and collect patient revenue. As of December 31, 2004 the Company operated 16 stand-alone billing centers.

Sales and Marketing

     Relatively few barriers exist to entry into local markets served by the Company which could result in competition from new market entrants. Additionally, in larger markets, regional and national providers account for a significant portion of the Company’s competition. Furthermore, some of the Company’s present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company. With this in mind, the Company has increased its focus on sales and marketing efforts over the past three years in an effort to improve revenues. The sales and marketing efforts did not produce satisfactory results in 2004. As a result, in the fourth quarter of 2004, management implemented several changes designed to improve the effectiveness of the Company’s selling efforts. These include revisions to the account executive commission plans and a restructuring of the sales organization. After this restructuring, each area was assigned an area director of sales who reports to the respective area vice president. All account executives within a given area report to their respective area director of sales. Previously, account executives reported to the general manager of the operating center. Additionally, in February 2005, a senior vice president of sales and marketing was hired. Management believes these actions will result in a more focused sales management team. Improvement in the Company’s ability to grow revenues will be critical to the Company’s success in 2005 and beyond. Management will continue to review and monitor progress with its sales and marketing efforts.

Competition

     The home health care industry is consolidating but remains highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. There are still relatively few barriers to entry in the local markets served by the Company, and it could encounter competition from new market entrants. In the larger markets, regional and national providers account for a significant portion of competition. Management believes that the competitive factors most important in the Company’s lines of business are quality of care and service, reputation with referral sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources, and the range of services offered.

     Third-party payors and their case managers actively monitor and direct the care delivered to their beneficiaries. Accordingly, relationships with such payors and their case managers and inclusion within preferred provider and other networks of approved or accredited providers has become a prerequisite in many cases to the Company’s ability to serve many of the patients it treats. Similarly, the ability of the Company and its competitors to align themselves with other healthcare service providers may increase in importance as managed care providers and provider networks seek out providers who offer a broad range of services, substantially discounted prices, and geographic coverage.

Branch Locations

     Following is a list of the Company’s 276 home health care centers as of December 31, 2004.

Alabama	Florida	Kentucky	Nebraska	Ohio	South Dakota	Virginia

Alexander City	Crawfordville	Bowling Green	Beatrice[1]	Berea	Sioux Falls	Charlottesville
Andalusia	Daytona Beach	Danville	Hastings[1]	Bryan		Chesapeake
Birmingham	Ft. Myers	Jackson	Lincoln[1]	Chillicothe	Tennessee	Farmville

Dothan	Ft. Walton Beach	Lexington	Norfolk[1]	Cincinnati	Ashland City	Harrisonburg
Florence	Gainesville	London	Omaha[1]	Dayton	Chattanooga	Newport News
Foley	Jacksonville	Louisville		Heath	Clarksville	Onancock[1]
Huntsville	Leesburg	Paducah	Nevada	Mansfield	Cookeville	Richmond

Mobile	Longwood	Pineville	Las Vegas	Maumee	Dayton	Salem
Montgomery[1]	Panama City	Somerset		Springfield	Dickson
Russellville	Pensacola		New Jersey	Twinsburg	Erin	Washington

Sylacauga	Port St. Lucie	Maine	Cedar Grove	Worthington	Huntingdon	Lakewood

Tuscaloosa	Rockledge	Auburn		Zanesville	Jackson	Yakima
	St. Augustine	Bangor	New Mexico		Johnson City

	Tallahassee (2)	Rumford	Alamogordo	Oklahoma	Kingsport	West Virginia

Arizona	Tampa		Albuquerque	Claremore	Knoxville	Lewisburg

Globe		Maryland	Clovis	Tulsa	Murfreesboro	Rainelle

Phoenix		Cumberland	Farmington		Nashville	Wheeling
	Georgia	Salisbury[1]	Grants		Oneida

Arkansas	Albany		Las Cruces	Pennsylvania	Tullahoma

Batesville	Brunswick	Michigan	Roswell	Brookville	Union City	Wisconsin

Benton[1]	Dublin	West Branch[1]		Camp Hill		Burlington
Conway[1]	Eastman		New York	Chambersburg		Eau Claire

El Dorado	Evans	Minnesota	Albany	Clearfield	Texas	Madison

Ft. Smith (2)	Rossville	Albert Lea	Auburn	Danville	Austin	Marshfield
Harrison	Savannah	Red Wing	Corning	Erie	Bay City	Milwaukee
Hot Springs	Valdosta	Rochester	Depew	Harrisburg	Brownwood	Minocqua
Jonesboro (2)	Waycross		Geneva	Johnstown	Bryan	Onalaska
Little Rock[1] (2)		Mississippi	Hurley	Kane	Conroe	Racine

Lowell	Illinois	Tupelo	Marcy	Lewistown	Corpus Christi

Mena	Collinsville		Oneonta	Mill Hall	Dallas
Mtn. Home	Mt. Vernon	Missouri	Poughkeepsie	Mt. Pleasant	Harlingen

N. Little Rock[1]	Peoria	Berkeley	Watertown	Philipsburg	Hereford
Paragould	Springfield	Cameron	Webster	Pittsburgh	Houston
Pine Bluff		Columbia		Pottsville	Lake Jackson
Russellville	Iowa	Festus		State College	Laredo

Searcy	Atlantic[1]	Hannibal	North Carolina	Titusville	Longview

Warren	Cedar Rapids	Ironton	Asheboro	Trevose	Lubbock
	Coralville	Kansas City	Asheville[1]	Waynesboro	Lufkin
	Davenport	Kirksville	Charlotte	Wilkes-Barre	McAllen
Colorado	Decorah	Mountain Grove	Concord	York	Mount Pleasant

Cortez	Des Moines	Osage Beach	Gastonia		Nacogdoches
Denver	Dubuque	Perryville	Hickory[1]		Paris
Durango	Fort Dodge	Potosi	Lenoir[1]	South Carolina	Plainview

Pagosa Springs	Marshalltown	Rolla	Maiden[1]	Columbia	San Angelo
	Mason City	Springfield	Marion[1]	Conway[1]	San Antonio
Connecticut	Ottumwa	St. Louis	Monroe	Florence	Temple

New Britain	Sioux City	St. Peters	Newland	Greenville	Tyler
Waterbury	Spencer	St. Robert	Salisbury	Lancaster	Victoria
	Waterloo	Warrensburg	Sanford[1]	Myrtle Beach[1]	Waco
Delaware	West Burlington		Spruce Pine[1]	N. Charleston

Dover			Whiteville	Rock Hill[1]
Newark			Wilmington	Union[1]
	Kansas		Winston-Salem

Pittsburg

[1]	Owned by a joint venture.

[2]	City has multiple locations.

Supplies and Equipment

     The Company centrally purchases home medical and respiratory equipment, prescription drugs, solutions and other materials and products required in connection with the Company’s business from select suppliers.

Insurance

     The Company maintains a commercial general liability policy which is on a claims-made basis. This insurance is renewed annually and includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1.0 million per claim with a $5.0 million product liability annual aggregate and a $5.0 million general liability annual aggregate. The Company’s professional liability policy is on a claims-made basis and is renewable annually with per claim coverage limits of up to $1.0 million per claim and $5.0 million in the aggregate. The Company retains the first $100,000 of each professional or general liability claim subject to $500,000 in the aggregate. The defense costs are included within the limits of insurance. The Company also maintains excess liability coverage with limits of $20.0 million per claim and $20.0 million in the aggregate. Management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as an additional insured; however, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage. Liabilities in excess of these aggregate amounts are the responsibility of the insurer.

     The Company is insured for auto liability coverage for $1.0 million per accident. The Company retains the first $250,000 of each claim. The Company is insured for workers compensation. The Company retains the first $250,000 of each claim. The Company provides accruals for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The differences between actual settlements and accruals are included in expense once a probable amount is known. The Company did not maintain annual aggregate stop-loss coverage for the years 2004, 2003 and 2002, as such coverage was not available.

     The Company is self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop-loss coverage of $14.4 million for 2004. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2004, 2003 and 2002. Liabilities in excess of these aggregate amounts are the responsibility of the insurer. The Company provides reserves for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The differences between actual settlements and accruals are included in expense once a probable amount is known.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

Employees

     At December 31, 2004, the Company had approximately 2,700 full-time employees, 122 part-time employees and 174 employees used on an “as needed” basis only. Approximately 115 individuals were employed at the corporate office in Brentwood, Tennessee. None of the employees work under a union contract.

Trademarks

     The Company owns and uses a variety of marks, including American HomePatient®, AerMeds®; Redi ✓sm; EnterCaresm; Resourcesm; EnSpiresm; OPUSsm; SLEEPsm; Go Paperlesssm; Personal Caring Servicesm; CHF Heart Matterssm; and Breathe, Nourish, Move, Thrivesm, which have either been registered at the federal or state level or are being used pursuant to common law rights.

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

     As a provider of services under the federal reimbursement programs such as Medicare, Medicaid and TRICARE, the Company is subject to the federal statute known as the anti-kickback statute, also known as the “fraud and abuse law.” This law prohibits any bribe, kickback, rebate, or remuneration of any kind in return for, or as an inducement for, the referral of patients for government-reimbursed health care services.

     The Company is also subject to the federal physician self-referral prohibition, known as the “Stark Law”, which, with certain exceptions, prohibits physicians from referring patients to entities with which they have a financial relationship. Many states in which the Company operates have adopted similar fraud and abuse and self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, under the theory that such arrangements are designed to induce or to encourage the referral of patients to a particular provider. In many states these laws apply to services reimbursed by all payor sources.

     In 1996 the Health Insurance Portability and Accountability Act (“HIPAA”) introduced a new category of federal criminal health care fraud offenses. If a violation of a federal criminal law relates to a health care benefit, then an individual is guilty of committing a Federal Health Care Offense. The specific offenses are: health care fraud, theft or embezzlement, false statements, obstruction of an investigation, and money laundering. These crimes can apply to claims submitted not only to government reimbursement programs such as Medicare, Medicaid, and TRICARE but also to claims submitted to any third-party payor, and carry penalties including fines and imprisonment. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – HIPAA.”

     The Company must follow strict requirements with paperwork and billing. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a CMN signed by a physician. In January 1999 the OIG published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics, and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan. The Company has created and implemented a compliance program which it believes meets the elements of the OIG’s Model Plan for the industry. As part of its compliance program, the Company performs internal audits of the adequacy of billing documentation. The Company’s policy is to voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that are identified in this process and that cannot be corrected. The Company periodically reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations; however, certain proceedings have been and may in the future be commenced against the Company alleging violations of applicable laws governing the operation of the Company’s business and its billing practices.

     The Company is also subject to state laws governing Medicaid, professional training, licensure, financial relationships with physicians, and the dispensing and storage of pharmaceuticals. The facilities operated by the Company must comply with all applicable laws, regulations, and licensing standards. Many of the Company’s employees must maintain licenses to provide some of the services offered by the Company. Additionally, certain of the Company’s employees are subject to state laws and regulations governing the professional practice of respiratory therapy, pharmacy and nursing.

     Information about individuals and other health care providers who have been sanctioned or excluded from participation in government reimbursement programs is readily available on the Internet, and all health care providers, including the Company, are held responsible for carefully screening entities and individuals they employ or do business with in order to avoid contracting with an excluded provider. The entity cannot bill government programs for services or supplies provided by an excluded provider, and the federal government may also impose sanctions, including financial penalties, on companies that contract with excluded providers.

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

Legal Proceedings

     The following is a summary of the Company’s material legal proceedings:

     On July 1, 2003, the Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The holders of the Company’s senior debt (the “Lenders”) filed an appeal of the order confirming the Approved Plan to the United States District Court. That court affirmed the order confirming the Approved Plan on September 12, 2003. On October 14, 2003, the Lenders filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit under Case Number 03-6500. That appeal is pending. If the appeal is successful, it could have a material adverse effect on the Company. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt. The warrant holders have appealed the damages determination in this ruling in the United States Court of Appeals for the Sixth Circuit, Case Number 04-00188. The outcome of the appeal cannot be predicted, and an adverse ruling could have a material adverse effect on the Company. These adverse effects could include, without limitation, adverse changes in the interest rate related to its secured and unsecured debt, a change in the proportion of debt treated as secured debt, issuance of equity securities or an adverse change in the capitalization of the Company to the detriment of equity holders. There can be no assurance as to the extent or nature of the adverse effects of a successful Lenders’ appeal. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     On June 11, 2001, a settlement agreement (the “OIG Settlement” or “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the aggregate principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. An installment of $529,000, including interest of $29,000, was due and paid on January 11, 2005. As of December 31, 2004, the Company has liabilities of $3,529,000 for its obligations pursuant to the Government Settlement, of which $1,529,000 is classified as a current liability and $2,000,000 is included in other noncurrent liabilities. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Approved Plan.”

Risk Factors

     This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.

     Medicare Reimbursement Reductions. In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduces Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in 2004 and others beginning in 2005. See “Business - Revenues.” These reductions will have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Dependence on Reimbursement by Third-Party Payors. For the year ended December 31, 2004 the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 53%, 9% and 38%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Substantial Leverage. The Company maintains a significant amount of debt. The secured claim of the Lenders as of December 31, 2004 was $250.0 million. The unsecured claim of the Lenders as of December 31, 2004 was approximately $1.0 million. The amount of general unsecured debt (excluding the Government Settlement) due to other creditors at December 31, 2004 was $0.5 million. Required payments to the Lenders and general unsecured creditors are detailed in “Management’s Discussion and Analysis – Liquidity and Capital Resources.” Due to the amount of debt, a substantial portion of the Company’s cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions or competitive pressures and the inability to pay debt would have a material adverse effect on the Company. See “Management’s Discussion and Analysis – Liquidity and Capital Resources.”

     Bankruptcy Appeal. On July 1, 2003, the Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Company’s Lenders filed an appeal of the order confirming the Approved Plan to the United States District Court. That court affirmed the order confirming the Approved Plan on September 12, 2003. On October 14, 2003, the Lenders filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. That appeal is pending. If the appeal is successful, it could have a material adverse effect on the Company. See “Business – Legal Proceedings.”

     Warrant Rejection Appeal. The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt. The warrant holders have appealed the damages calculation determined in this ruling. If the appeal is successful, the amount owed to the warrant holders could substantially increase which could materially adversely affect the Company’s cash flow and results from operations. See “Business – Legal Proceedings.”

     Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government, and other third-party payors. There can be no assurance that the Company is in compliance with all applicable existing laws and regulations or that the Company will be able to comply with any new laws or regulations that may be enacted in the future. Changes in applicable laws, any failure by the Company to comply with existing or future laws, regulations or standards, or discovery of past regulatory noncompliance by the Company could have a material adverse effect on the Company’s operations, financial condition, business, or prospects. See “Business – Government Regulation.”

     Collectibility of Accounts Receivable. The Company has substantial accounts receivable as evidenced by DSO of 55 days as of December 31, 2004. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

     Health Care Initiatives. The health care industry continues to undergo dramatic changes influenced in large part by federal legislative initiatives. It is likely new federal health care initiatives will continue to arise. There can be no assurance that these or other federal legislative and regulatory initiatives will not be adopted in the future. One or more of these initiatives could limit patient access to, or the Company’s reimbursement for, products and services provided by the Company. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of government health care programs or initiatives will not have a material adverse effect on the Company.

     Role of Managed Care. As managed care plays a significant role in markets in which the Company operates, the Company’s success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue to experience downward pressure as a result of payors’ efforts to contain or reduce the costs of health care by increasing case management review of services, by increasing retrospective payment audits, and by negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, it will experience declining profitability unless the Company also decreases its cost for providing services and increases higher margin services.

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

     HIPAA Compliance. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance:

•	Privacy Standards had a compliance date of April 14, 2003 – the Company was materially compliant by this date;

•	Transactions and Code Sets Standards required compliance by October 16, 2002, except as extended by one year to October 16, 2003 for providers that filed a compliance extension form by October 15, 2002 – the Company was materially compliant by the final compliance date; and

•	Security Standards which were published in final form on February 2, 2003 and have a compliance date of April 20, 2005 – the Company expects to be materially compliant by this date.

The Company’s implementation of mandated HIPAA Transaction and Code Sets has previously resulted in temporary disruptions to cash collections, and additional disruptions may occur in the future. Further, the Company cannot predict whether all payors and clearinghouses will be fully HIPAA Transaction-compliant and able to process electronic claims by the final implementation deadline. Alternative methods of claims submission may be required, possibly resulting in delay in payment, which could have a material adverse effect on the Company’s result of operations, cash flow, and financial condition.

     Ability to Attract and Retain Management. The Company is highly dependent upon its senior management, and competition for qualified management personnel is intense. The Company’s historical financial results and reimbursement environment, among other factors, may limit the Company’s ability to attract and retain qualified personnel, which in turn could adversely affect profitability.

     Competition. The home health care market is highly fragmented and competition varies significantly from market to market. In the small and mid-size markets in which the Company primarily operates, the majority of its competition comes from local independent operators or hospital-based facilities whose primary competitive advantage is market familiarity. There are relatively few barriers to entry in the local markets served by the Company, and it could encounter competition from new market entrants. In the larger markets, regional and national providers account for a significant portion of competition. Some of the Company’s present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company.

     Liability and Adequacy of Insurance. The provision of healthcare services entails an inherent risk of liability. Certain participants in the home healthcare industry may be subject to lawsuits that may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company’s insurance coverage will not arise. A successful claim against the Company in excess of the Company’s insurance coverage could have a material adverse effect upon the operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company’s ability to attract patients or to expand its business. In addition, the Company is self-insured for its workers’ compensation insurance and employee health insurance and is at risk for claims up to individual stop loss and aggregate stop loss amounts.

Available Information

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

ITEM 2. PROPERTIES

     As of December 31, 2004, the Company leased space for its corporate headquarters in the Parklane Building, Maryland Farms Office Park, Brentwood, Tennessee. The Company entered into an amended lease effective January 1, 2003 that provided for 29,000 square feet of leased space. The amended lease has a base monthly rent of $42,000 and expires in January 2009.

     The Company owns a facility in Waterloo, Iowa, which consists of approximately 35,000 square feet and owns a 50% interest in its center in Little Rock, Arkansas, which consists of approximately 15,000 square feet.

     The Company leases the operating space required for its remaining home health care and billing centers. A typical center occupies between 2,000 and 6,000 square feet and generally combines showroom, office, and warehouse space. Approximately two-thirds of the square footage consisting of a typical center consists of warehouse space. Lease terms on most of the leased centers range from three to five years. Management believes that the Company’s owned and leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

     A summary of the Company’s material legal proceedings is set forth in “The Business – Legal Proceedings.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company’s common stock is currently traded in the over-the-counter market or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board under the symbol AHOM or AHOM.OB. The following table sets forth representative bid quotations of the common stock for each quarter of calendar years 2004 and 2003. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. See “Business - Risk Factors – Liquidity.”

	Bid Quotations
Fiscal Period	High	Low
2004 1st Quarter	$2.07	$1.14
2004 2nd Quarter	$1.70	$1.00
2004 3rd Quarter	$1.15	$0.50
2004 4th Quarter	$4.10	$0.46

2003 1st Quarter	$0.29	$0.12
2003 2nd Quarter	$1.60	$0.20
2003 3rd Quarter	$2.95	$1.30
2003 4th Quarter	$2.75	$1.15

     On March 23, 2005, there were 1,613 holders of record of the common stock and the closing sale price for the common stock was $4.25 per share.

     The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business or for debt service and no cash dividends will be paid. See – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     Information regarding the Company’s equity compensation plans is incorporated by reference to the Company’s definitive proxy statement (“Proxy Statement”) for its 2005 annual meeting of stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data below is derived from the audited financial statements of the Company and should be read in conjunction with those statements, thereto. The dissolution of joint ventures in 2000, the sales of non-core assets in 2001 and 2002, the bankruptcy filing in 2002, and the cumulative effect of a change in accounting principle in 2002 affect the comparability of the financial data presented.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Income Statement Data:
Revenues	$335,823	$336,181	$319,632	$347,047	$356,670
Cost of sales and related services	71,934	69,494	63,528	78,884	85,473
Cost of rentals and other revenues, including rental equipment depreciation expense	38,779	36,265	34,976	35,239	39,146
Operating expenses	167,285	177,167	169,417	177,049	177,121
Bad debt expense	10,671	10,437	11,437	15,813	23,449
General and administrative expenses	16,597	17,212	16,239	15,693	15,823
Earnings from joint ventures	(4,751)	(4,778)	(4,590)	(4,759)	(5,301)
Depreciation, excluding rental equipment, and amortization expense	3,423	3,640	4,075	10,776	11,480
Amortization of deferred financing costs	—	160	1,779	3,082	2,517
Interest expense (excluding post-petition interest), net	18,290	8,785	11,461	27,772	30,207
Other (income) expense, net	(344)	(708)	243	(115)	321
(Gain) loss on sales of assets of centers	—	—	(667)	55	—
Provision for litigation settlement	—	—	—	—	7,500
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	—	—	818	—	—

Total expenses	321,884	317,674	308,716	359,489	387,736

Income (loss) from operations before reorganization items, income taxes and cumulative effect of change in accounting principle	13,939	18,507	10,916	(12,442)	(31,066)
Reorganization items	658	4,082	5,497	—	—
Provision for (benefit from) income taxes	50	400	(1,912)	450	600

Income (loss) from operations before cumulative effect of change in principle	13,231	14,025	7,331	(12,892)	(31,666)
Cumulative effect of change in accounting principle	—	—	(68,485)	—	—

Net income (loss)	$13,231	$14,025	$(61,154)	$(12,892)	$(31,666)

Income (loss) from operations before cumulative effect of change in accounting principle per share - basic	$0.80	$0.86	$0.45	$(0.79)	$(2.01)

Income (loss) from operations before cumulative effect of change in accounting principle per share - diluted	$0.78	$0.74	$0.39	$(0.79)	$(2.01)

Net income (loss) per share – basic	$0.80	$0.86	$(3.74)	$(0.79)	$(2.01)

Net income (loss) per share – diluted	$0.78	$0.74	$(3.29)	$(0.79)	$(2.01)

Weighted average shares outstanding – basic	16,481,000	16,368,000	16,358,000	16,251,000	15,783,000
Weighted average shares outstanding – diluted	17,066,000	19,000,000	18,607,000	16,251,000	15,783,000

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Balance Sheet Data:
Working capital (deficit)	$31,569	$20,117	$67,055	$(240,436)	$(240,437)
Total assets	283,064	284,040	290,943	347,040	378,514
Total debt and capital leases, including current portion	251,918	262,914	280,765 (1)	283,696	299,152
Liabilities subject to compromise	—	—	307,829	—	—
Shareholders’ (deficit) equity	(20,729)	(34,249)	(47,594)	13,549	26,239

(1)	Excluding adequate protection payments of $8.0 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company provides home health care services and products to patients through its 276 centers in 35 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors. As a result, prices for the Company’s products and services are set by the payors and not by the Company. Since the Company cannot affect pricing, it can improve operating results primarily by increasing revenues and controlling expenses. It can improve cash flow by limiting the amount of time that it takes to collect payment after delivering products and services. Key indicators of performance include:

     Sales and Rentals. Operating in an industry with pre-set prices subject to reimbursement reductions makes it crucial to increase revenues by increasing the volume of sales and rentals. Over the past three years the Company has increased its focus on sales and marketing efforts in an effort to improve revenues with mixed results. Improving these efforts will be critical to the Company’s success. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product-line and branch location and region. Management’s intent is to identify geographic or product line weaknesses and take corrective actions. Reductions in reimbursement levels can more than offset an increased volume of sales and rentals. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense as a percentage of net revenue decreased from 3.6% for 2002 to 3.1% for 2003. In 2004 bad debt expense as a percentage of net revenue increased slightly to 3.2%. Management’s goal is to further lower this percentage in 2005.

     Cash Flow. The Company’s funding of day-to-day operations and all payments required under the Approved Plan will rely on cash flow and cash on hand. The Company currently does not have access to a revolving line of credit. The Approved Plan also obligates the Company to pay Excess Cash Flow (defined in the Approved Plan as cash and equivalents in excess of $7.0 million at the end of the Company’s fiscal year) to creditors to reduce the Company’s debt. The nature of the Company’s business requires substantial capital expenditures in order to buy the equipment used to generate revenues. As a result, management views cash flow as particularly critical to the Company’s operations. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable, and inventories) and current liabilities (principally accounts payable and accrued expenses). Management attempts to monitor and improve cash flow in a number of ways, including inventory utilization analysis, cash flow forecasting, and accounts receivable collection. In that regard, the length of time that it takes to collect receivables can have a significant impact on the Company’s liquidity as described below in “Days Sales Outstanding.”

     Days Sales Outstanding. DSO is a tool used by management to assess collections and the consequent impact on cash flow. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually indicates a breakdown in processes at the billing centers resulting in a disruption in cash collections. A decline in DSO usually results from process improvements and improved cash collections. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers resulting in a disruption in cash collections. The decrease in DSO in the past three years from 61 in 2002 to 60 in 2003 to 55 in 2004 is due to improved collection results on current billings and improved timeliness in obtaining necessary billing documentation. Management’s goal is to lower DSO in 2005.

     Unbilled Revenues. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue which represents the amount of sales and rental revenues that have not yet been billed to the respective payors, due to incomplete documentation or the non-receipt of the CMN. At December 31, 2004 and 2003, the amount of unbilled revenue, net of valuation allowances, was $10.8 million and $10.2 million, respectively.

     Productivity and Profitability. As discussed above, the fixed price reimbursement in the Company’s industry makes it particularly important to control expenses. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are productivity analysis and profitability analysis. For instance, management analyzes billing center productivity using measures such as monthly revenue processed per full time equivalent (FTE) and monthly claims processed per FTE, with the goal of increasing productivity and eliminating the resulting excess capacity. Additionally, the Company monitors productivity of its operating centers by measuring each center’s personnel costs against a predetermined productivity standard. This measurement highlights opportunities for improved productivity and reductions in personnel expenses on a branch and area basis. These analyses have enabled the Company to consolidate billing centers, improve productivity at operating centers and reduce expenses. Moreover, they help identify and standardize best practices and identify and correct deficiencies. Similarly, the Company monitors its business on an operating center and product basis to identify opportunities to target growth or contraction. These analyses have led to the closure or consolidation of locations and to the emphasis on products and new sales initiatives. During 2004, the Company closed or consolidated sixteen operating centers, opened six operating centers and closed three billing centers. Management anticipates that further productivity improvements, cost reductions, closures, and consolidations will occur in light of the Medicare reimbursement reductions recently implemented. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”

Trends, Events, and Uncertainties

     From time to time changes occur in the Company’s industry or its business that make it reasonably likely that aspects of its future operating results will be materially different than its historical operating results. Sometimes these matters have not occurred, but their existence is sufficient to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. The Company attempts to identify and describe these trends, events, and uncertainties to assist investors in assessing the likely future performance of the Company. Investors should understand that these matters typically are new, sometimes unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that can result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will affect the Company. As a result, investors are encouraged to use this and other information to ascertain for themselves the likelihood that past performance is indicative of future performance.

     The trends, events, and uncertainties set out in the remainder of this section have been identified by the Company as reasonably likely to materially affect the comparison of historical operating results reported herein to either other past period results or to future operating results.

     Reimbursement Changes and the Company’s Response. The reimbursement reductions contained in the MMA have negatively impacted and will continue to negatively impact the Company’s operating results, liquidity and capital resources. A provision in the MMA required that, effective January 1, 2004, the reimbursement rate for inhalation drugs used with a nebulizer be reduced from 95% of the average wholesale price (“AWP”) to 80% of AWP. Revenues for 2004 were reduced by approximately $7.4 million as result of the reduced reimbursement rates for inhalation drugs that became effective January 1, 2004. Effective January 1, 2005, the MMA specifies that the reimbursement for inhalation drugs will be further reduced to the average manufacturer’s sales price plus six percent (“ASP + 6%”). In the fourth quarter of 2004, the Centers for Medicare and Medicaid Services (“CMS”) set a monthly dispensing fee of $57 for a 30 day supply and $80 for a 90 day supply of these drugs for the 2005 calendar year. Management expects that the reimbursement reductions that went into effect on January 1, 2005 with respect to the Company’s inhalation drug business (which constitutes approximately 12% of the Company’s 2004 revenues) will have a greater negative impact on the Company’s revenues than the inhalation drug reductions that went into effect in 2004. Management estimates that if the 2005 reimbursement reductions for inhalation drugs had gone into effect on January 1, 2004, the Company’s revenues for 2004 would have been further reduced by approximately $22.0 million, based on the Company’s inhalation drug product mix in effect for 2004. As a result of the dispensing fees set by CMS for 2005, the Company intends to continue to provide inhalation drugs to Medicare beneficiaries in 2005. The ability of the Company to continue to provide inhalation drugs after 2005 will depend on the reimbursement schedule to be determined by CMS for 2006 and beyond. Any further reductions in the reimbursement schedule could force providers to exit the inhalation drug business.

     The MMA also froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the start of a competitive bidding process which is scheduled to begin in 2007. At this time, the Company does not know which of its locations will be included in the competitive bidding process.

     In addition, the MMA specified that effective January 1, 2005, the reimbursement for 16 DME items and home oxygen would be reduced to the median Federal Employee Health Benefit Plan (“FEHBP”) rates. The reimbursement reductions for the 16 DME items went into effect as scheduled on January 1, 2005. Management estimates that if the 2005 reimbursement reductions for the 16 DME items had gone into effect on January 1, 2004, the Company’s revenues for 2004 would have been reduced by approximately $2.3 million, based on the Company’s DME product mix in effect for 2004. The reimbursement reductions for home oxygen that were scheduled to go into effect on January 1, 2005 have not yet occurred. As mandated by the MMA, the Office of Inspector General of the Department of Health and Human Services (“OIG”) conducted a study to determine the median FEHBP rates for home oxygen. This study, which was published on March 30, 2005, indicated the median FEHBP rate for stationary home oxygen equipment was $201.60 compared to a median Medicare rate of $230.17. For portable home oxygen equipment, the median FEHBP rate was $32.27 compared to a median Medicare rate of $36.19. Also on March 30, 2005 the 2005 fee schedule for home oxygen was issued by CMS. These fee schedule amounts will be implemented by the Medicare contractors as soon as possible and by no later than April 8, 2005. All claims for home oxygen furnished on or after January 1, 2005, that are received after the fees are implemented will be paid using the 2005 fee schedule amounts. Claims with dates of service on or after January 1, 2005, that were previously paid using the 2004 fee schedule amounts will not be retroactively adjusted. Management is currently in the process of assessing the magnitude of the financial impact of the 2005 fee schedule for home oxygen, however it is expected that this fee schedule will materially and adversely impact the Company’s operating results and financial condition. The Company estimates that 23% of its 2004 revenues represented home oxygen reimbursed by Medicare. Management is working to counter the impact of the 2005 reimbursement reductions contained in the MMA, including initiatives to grow revenues, improve productivity, and reduce costs.

     The magnitude of the adverse impact that the MMA’s reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives as well as the final oxygen reimbursement rates; nevertheless, the adverse impact will be material in 2005 and beyond. To improve revenue growth, management took a number of actions in the fourth quarter of 2004 including revisions to the sales commission plans for account executives and a restructuring of the sales organization. Additionally, a senior vice president of sales and marketing was hired in February 2005. (See “Business – Sales and Marketing”). Management also took a number of actions during 2004 to improve productivity and reduce costs in the Company’s operating centers and billing centers. (See “Management’s Discussion and Analysis of Financial Condition – General – Productivity and Profitability”.) Management estimates that as a result of these cost reduction initiatives, operating expenses were reduced on an annualized run rate basis by approximately $16.4 million as of December 31, 2004 compared to the annualized run rate in effect one year earlier. Management intends to continue to improve productivity and reduce costs during 2005 through a number of initiatives including centralization of certain customer service functions currently residing at the operating center level, consolidation of certain billing center functions, and continued productivity improvements in operating centers and billing centers.

     HIPAA. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance:

•	Privacy Standards had a compliance date of April 14, 2003 – the Company was materially compliant by this date;

•	Transactions and Code Sets Standards required compliance by October 16, 2002, except as extended by one year to October 16, 2003 for providers that filed a compliance extension form by October 15, 2002 – the Company was materially compliant by the final compliance date; and

•	Security Standards which were published in final form on February 2, 2003 and have a compliance date of April 20, 2005 – the Company expects to be materially compliant by this date.

     The Company’s implementation of mandated HIPAA Transaction and Code Sets has previously resulted in temporary disruptions to cash collections, and additional disruptions may occur in the future. Further, the Company cannot predict when all payors and clearinghouses will be fully HIPAA Transaction-compliant and able to process electronic claims. Alternative methods of claims submission may be required, possibly resulting in delay in payment, which could have a material adverse effect on the Company’s result of operations, cash flow, and financial condition.

     Medicaid. The Company has experienced delays in reimbursement from several state Medicaid programs. These delays are primarily the result of the state budgetary concerns and state programs becoming compliant with the HIPAA Transaction and Code Sets and/or changing the intermediary contracted by the state to process claims submitted by the providers. Some states have renewed processing claims, however, there has been a delay in cash collections by the Company as these states address the processing of backlog claims. There can be no assurance that these delays will not continue.

     Approved Plan. On July 1, 2003, American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) emerged from bankruptcy pursuant to a 100% pay plan (the “Approved Plan”) whereby shareholders retained their equity interest and the Company’s creditors and vendors will be paid 100% of amounts they are owed, either immediately or over time with interest. The Approved Plan fixed the interest on the Company’s debt at 6.785% for the secured debt and 8.3675% for the unsecured debt thus eliminating all material interest rate risk for the Company. The Approved Plan set terms for repayment of the Company’s outstanding debt and other terms, all as described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

     The Lenders have filed an appeal of the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit appealing both the Bankruptcy Court’s determination of the amount of their secured claim and the interest rates on both the secured and unsecured portions of their claims. The Case Number for this appeal, which is still pending, is 03-6500. The Company intends to vigorously defend the Confirmation Order entered by the Bankruptcy Court and upheld by the District Court, and the Company anticipates additional professional and other fees will be incurred in 2005 in connection with the appeal process. The outcome of the appeal cannot be predicted, and an adverse ruling could have a material adverse effect on the Company. These adverse effects could include, without limitation, adverse changes in the interest rate related to its secured and unsecured debt, a change in the proportion of debt treated as secured debt, issuance of equity securities or an adverse change in the capitalization of the Company to the detriment of equity holders. There can be no assurance as to the extent or nature of the adverse effects of a successful Lenders’ appeal. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     Pursuant to a motion filed by the Company, the Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants held by the Lenders that represented approximately 20% of the Company’s outstanding common stock. The Lenders now are entitled to an additional unsecured claim of approximately $846,000, which is the judicially determined damages stemming from rejection of the warrants as of July 30, 2002, the date immediately prior to the Company’s bankruptcy filing. The warrant holders have appealed the damages determination in this ruling in the United States Court of Appeals for the Sixth Circuit, Case Number 04-00188. If the appeal is successful, the amount owed to the warrant holders could substantially increase which could materially adversely affect the Company’s cash flow and results from operations.

     Product Mix. The Company’s strategy for 2004 was to maintain a diversified offering of home health care services reflective of its current business mix. For 2005, respiratory services will remain a primary focus along with home medical equipment rental and enteral nutrition products and services.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The preparation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis management evaluates its critical accounting policies and estimates.

     A “critical accounting policy” is one which is both important to the understanding of the financial condition and results of operations of the Company and requires management’s most difficult, subjective, or complex judgments, and often requires management to make estimates about the effect of matters that are inherently uncertain. Management believes the following accounting policies fit this definition:

     Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the creditworthiness and collectibility of amounts due from its patients. Approximately 62% of the Company’s 2004 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided or when merchandise or equipment is delivered to patients. Revenues are recorded net of estimated adjustments for billing errors or other reimbursement adjustments. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as an adjustment to revenue in the year finalized.

     Sales and related services revenues include all product sales to patients and are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol medications and respiratory therapy equipment and supplies, and services related to the delivery of these products. Sales revenues are recognized at the time of delivery using fixed fee schedules based upon the type of product and the payor and are billed when the Company has obtained the properly completed CMN from the healthcare provider, where applicable. Rentals and other patient revenues are derived from the rental of home health care equipment, enteral pumps, and equipment related to the provision of respiratory therapy. All rentals of equipment are provided by the Company on a month-to-month basis and are billed using fixed monthly fee schedules based upon the type of product and the payor when the Company has obtained the properly completed CMN from the healthcare provider, where applicable. The fixed monthly fee encompasses the rental of the product, delivery, set-up, instruction, maintenance, repairs, providing backup systems when needed, and providing periodic home visits.

     The Company recognizes revenues at the time services are performed or products are delivered. As such, a portion of patient receivables consists of unbilled revenue for which the Company has not obtained all of the necessary medical documentation required to produce a bill, but has provided the service or equipment. The Company calculates its allowance for doubtful accounts based upon the type of receivable (billed or unbilled) as well as the age of the receivable. As a receivable balance ages, an increasingly larger allowance is recorded for the receivable. All billed receivables over one year old and all unbilled receivables over 180 days old are fully reserved. Management believes that the recorded allowance for doubtful accounts is adequate, and that historical collections substantiate the percentages used in the allowance valuation process. However, the Company is subject to further loss to the extent uncollectible receivables exceed its allowance for doubtful accounts. If the Company were to experience a deterioration in the aging of its accounts receivable due to disruptions or a slow down in cash collections, the Company’s allowance for doubtful accounts and bad debt expense would likely increase from current levels. Conversely, an improvement in the Company’s cash collection trends and in its receivable aging would likely result in a decrease in both the allowance for doubtful accounts and bad debt expense.

     The Company’s allowance for doubtful accounts totaled approximately $16.9 million and $17.5 million as of December 31, 2004 and 2003, respectively.

     Inventory Valuation and Cost of Sales Recognition. Inventories represent equipment and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory on an interim basis at a standard rate, based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. The Company records a valuation allowance for its estimated count adjustments and the difference between inventory actual costs and standard costs. The Company is subject to loss for inventory adjustments in excess of the recorded inventory valuation allowance. The inventory valuation allowance was $0.4 million and $0.6 million at December 31, 2004 and 2003, respectively.

     Rental Equipment Valuation. Rental equipment is rented to patients on a month-to-month basis for use in their homes and is depreciated over the equipment’s estimated useful life. On an annual basis the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated, damaged, or obsolete equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for damaged, outdated, or obsolete equipment. Management records a valuation allowance for its estimated lost, damaged, outdated, or obsolete rental equipment based upon historical adjustment amounts and believes the recorded rental allowance is adequate. The Company is subject to loss for adjustments in excess of its recorded rental equipment valuation allowance. The Company’s rental equipment valuation allowance totaled $1.0 and $0.9 million at December 31, 2004 and 2003, respectively.

     Valuation of Long-lived Assets. Management evaluates the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management utilizes estimated undiscounted future cash flows to determine if an impairment exists. When this analysis indicates an impairment exists, the amount of loss is determined based upon a comparison of the estimated fair value with the carrying value of the asset. While management believes that the estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the evaluations.

     Accounting for Leases. In recent months, numerous companies have announced accounting restatements to correct prior errors in their accounting for leases. In response, the Company has examined its prior and current lease accounting policies and practices. The following three issues were addressed – the recognition of lease expense over the lease term, the length of time over which the Company amortizes leasehold improvements and accounting for tenant improvement allowances or other incentives provided by lessors at the inception of a lease.

     Prior to the fourth quarter of 2004, the Company did not recognize rent expense on leases with escalating rent payments under the straight-line method. With regard to leasehold improvements, prior to the fourth quarter of 2004, the Company’s policy has been to depreciate leasehold improvements over a five-year period. Generally, the Company’s leases have initial terms ranging from 3 to 10 years. The Company’s analysis identified several leasehold improvements, which were being depreciated over a period in excess of the initial lease term.

The Company does not receive tenant improvement allowances or other incentives from its lessors.

     Although the Company’s past practices regarding the accounting for leases with escalating rent payments and depreciation of certain leasehold improvements was not in compliance with lease accounting standards and related interpretations, the Company has determined that the resulting errors were immaterial to all prior period consolidated financial statements and restatement was not necessary. During the fourth quarter of 2004, the Company recognized the cumulative impact to all prior period consolidated financial statements as additional lease and depreciation expense totaling approximately $368,000.

     Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are required to be tested for impairment on an annual basis and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected September 30 as its annual testing date. Goodwill is tested for impairment by comparing the fair value of goodwill to the carrying value of goodwill. The fair value is determined using a combination of analyses which include discounted cash flow calculations, market multiples, and other market information. Key assumptions used in these estimates include projected operating results, discount rates, and peer market multiples.

     There was no impairment recognized as a result of the Company’s annual impairment testing in September 2004.

     Self Insurance. Self-insurance accruals primarily represent management’s loss estimate for self-insurance or large deductible risks associated with workers’ compensation insurance. The Company is insured for workers’ compensation, but retains the first $250,000 of risk exposure for each claim. The Company is not maintaining annual aggregate stop loss coverage for claims made in 2004, 2003 and 2002, as such coverage was not available. Judgments used in determining the accruals related to workers’ compensation include loss development factors, frequency of claims, and severity of claims. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The liability for estimated workers’ compensation claims totaled approximately $3.6 million and $2.9 million as of December 31, 2004 and 2003, respectively. The Company utilizes analyses prepared by a third-party administrator based on historical claims information to support the required liability and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by the third-party administrator.

     The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis. The Company maintained annual aggregate stop loss coverage of $14.4 million for 2004. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2004, 2003 and 2002. The estimated liability for health insurance claims totaled approximately $2.6 million and $2.0 million as of December 31, 2004 and 2003, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred but unpaid reported claims and for incurred but not yet reported claims based upon its assessment of the lag time in reporting and paying claims. Judgments include: assessing historical paid claims; average lags between the claims’ incurred dates, reported dates and paid dates; the frequency of claims; and the severity of claims.

     The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. The Company maintained cash collateral balances of $4.1 million at December 31, 2004, related to its self-insured obligations, which is included in other assets.

     Management continually analyzes its accrued liabilities for incurred but not reported claims, and for reported but not paid claims related to its self-insurance programs and believes these accruals to be adequate. However, significant judgment is involved in assessing these accruals, and the Company is at risk for differences between actual settlement amounts and recorded accruals. Any resulting adjustments are included in expense once a probable amount is known.

RESULTS OF OPERATIONS

Summary of Statement of Operations Reporting

     The Company reports its revenues as follows: (i) sales and related services revenues; and (ii) rentals and other revenues. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and medical supplies, the sale of aerosol medications and respiratory therapy equipment, and supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps, and equipment related to the provision of respiratory therapies. Cost of sales and related services includes the cost of equipment and drugs and related supplies sold to patients. Cost of rentals and other revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen cylinders, rent expense for leased equipment, and rental equipment depreciation expense and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, division and area management expenses, selling costs, occupancy costs, billing center costs and other operating costs. General and administrative expenses include corporate and senior management expenses. The majority of the Company’s joint ventures are not consolidated for financial statement reporting purposes. Earnings from joint ventures with hospitals represent the Company’s equity in earnings from unconsolidated joint ventures and management and administrative fees from unconsolidated joint ventures.

     The following table and related discussion set forth items from the Company’s consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Revenues	100%	100%	100%
Cost of sales and related services	21	21	20
Cost of rentals and other revenues, including rental equipment depreciation	12	11	11
Operating expenses	50	52	53
Bad debt expense	3	3	4
General and administrative expense	5	5	5
Earnings from joint ventures	(1)	(1)	(1)
Depreciation, excluding rental equipment, and amortization	1	1	1
Amortization of deferred financing costs	—	—	1
Interest expense, net	5	3	3
Other expense (income), net	—	—	—
Gain on sales of assets of centers	—	—	—
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	—	—	—

Total expenses	96	95	97

Income (loss) from operations before reorganization items, income taxes and cumulative effect of change in accounting principle	4	5	3
Reorganization items	—	1	2
Provision for (benefit from) income taxes	—	—	(1)
Cumulative effect of change in accounting principle	—	—	21

Net income (loss)	4%	4%	(19)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenues. Revenues decreased from $336.2 million in 2003 to $335.8 million in 2004, a decrease of $0.4 million, or 0.1%. Effective January 1, 2004, Medicare reduced the reimbursement rate for inhalation drugs by approximately 15.8%, which reduced revenues in 2004 by approximately $7.4 million. Without the inhalation drug reimbursement reduction, revenues would have increased $7.0 million, or 2.1%. Following is a discussion of the components of revenues:

          Sales and Related Services Revenues. Sales and related services revenues decreased from $148.1 million in 2003 to $145.2 million in 2004, a decrease of $2.9 million, or 2.0%. Without the inhalation drug reimbursement reduction, sales and related services revenues would have increased $4.5 million, or 3.0%, compared to the prior year.

          Rentals and Other Revenues. Rentals and other revenues increased from $188.1 million in 2003 to $190.6 million in 2004, an increase of $2.5 million, or 1.3%. The increase in rental revenues is primarily the result of increased rentals in oxygen equipment and respiratory assist devices, which is the result of the Company’s sales and marketing efforts.

     Cost of Sales and Related Services. Cost of sales and related services increased from $69.5 million in 2003 to $71.9 million in 2004, an increase of $2.4 million, or 3.5%. As a percentage of sales and related services revenues, cost of sales and related services increased from 46.9% for 2003 to 49.8% for 2004. This increase is primarily attributable to lower gross margins in the Company’s inhalation drug sales in 2004, due to lower reimbursements as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

     Cost of Rentals and Other Revenues. Cost of rentals and other revenues increased from $36.3 million in 2003 to $38.8 million in 2004, an increase of $2.5 million, or 6.9%. Due to growth in the Company’s home respiratory therapy services, the Company purchased additional oxygen equipment and respiratory assist devices resulting in a higher level of rental equipment depreciation in 2004. The Company also incurred a higher level of purchases of oxygen associated with the Company’s growth in oxygen rentals. As a percentage of rentals and other revenues, cost of rentals and other revenues increased from 19.3% in 2003 to 20.4% in 2004.

     Operating Expenses. Operating expenses decreased from $177.2 million in 2003 to $167.3 million in 2004, a decrease of $9.9 million, or 5.6%. The decrease is the result of the Company’s initiatives to improve productivity and reduce personnel and other costs in operating centers. Additionally, billing center costs decreased in 2004 due to productivity improvements resulting from the full year impact of eight billing center closures and consolidations in 2003 and the partial year impact of three billing center closures and consolidations in 2004.

     Bad Debt Expense. Bad debt expense increased from $10.4 million in 2003 to $10.7 million in 2004, an increase of $0.3 million, or 2.9%. As a percentage of revenues, bad debt expense was 3.1% and 3.2% for 2003 and 2004, respectively.

     General and Administrative Expenses. General and administrative expenses decreased from $17.2 million in 2003 to $16.6 million in 2004, a decrease of $0.6 million, or 3.5%. This decrease is primarily attributable to decreased salary and professional services expenses. As a percentage of revenues, general and administrative expenses decreased from 5.1% for 2003 to 4.9% for 2004.

     Earnings from Joint Ventures. Earnings from joint ventures remained unchanged at $4.8 million for 2003 and 2004.

     Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $3.6 million in 2003 to $3.4 million in 2004, a decrease of $0.2 million, or 5.6%. The decrease is attributable to certain property and equipment becoming fully depreciated.

     Amortization of Deferred Financing Costs. Amortization of deferred financing costs decreased from $0.2 million in 2003 to $0.0 million in 2004, a decrease of $0.2 million, or 100%. The amortization of deferred financing costs in 2003 relates to a 2003 ruling by the Bankruptcy Court regarding the valuation of warrants, which resulted in the write-off of all deferred financing costs.

     Interest Expense, Net. Interest expense increased from $8.8 million in 2003 to $18.3 million in 2004, an increase of $9.5 million, or 108.0%. The increase is the result of the timing of the Company’s filing for and emergence from bankruptcy protection. During the period the Company was in bankruptcy, from July 31, 2002, through July 1, 2003, the Company was not required to accrue or pay interest on the Lender debt.

     Other Income, Net. Other (income) expense, net primarily relates to investment gains or losses associated with collateral interest in split dollar life insurance policies. Other income was $0.7 million for 2003 compared to $0.3 million for 2004.

     Reorganization Items. During 2003 and 2004, the Company incurred certain expenses totaling $4.1 million and $0.7 million, respectively as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. These expenses are comprised of professional and other fees.

     Provision for Income Taxes. The provision for income taxes decreased from $0.4 million in 2003 to $0.1 million in 2004, a decrease of $0.3 million, or 75%. The provision for income taxes recorded in 2003 and 2004 is for state and local taxes.

     2004 Fourth Quarter Results. The Company’s net income for the fourth quarter of 2004 was favorably impacted by approximately $1.1 million in certain items, the most significant of which were adjustments to the Company’s valuation of inventory, accrual for income taxes and accrual for cash bonuses. The Company revised it valuation of inventory to reflect favorable results from recent inventory observations and changes in estimates of standard costs. These revisions totaled approximately $0.5 million. Additionally, the Company revised its estimate of potential income tax exposure items and reduced the accrual for income taxes by approximately $0.4 million. The Company determined that it would not achieve certain pre-established incentive targets and reduced its estimated accrual for cash bonuses by approximately $1.0 million.

     The fourth quarter also includes the full impact of cost reductions implemented in the third quarter as well as further reductions achieved in the fourth quarter (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Productivity and Profitability”). Additionally, bad debt expense for the fourth quarter of 2004 reflects a reduction in the allowance for doubtful accounts resulting from improved cash collections in the quarter. Bad debt expense in the fourth quarter of 2004 was 1.8% of revenues versus 3.2% for the full year. The Company does not anticipate the fourth quarter’s bad debt expense of 1.8% of revenue to be indicative of future performance. Also, the fourth quarter benefited from higher interest income, higher miscellaneous income, and higher earnings from joint ventures, none of which represents expected future trends.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenues. Revenues increased from $319.6 million in 2002 to $336.2 million in 2003, an increase of $16.6 million, or 5.2%. During the first quarter of 2002, the Company sold the assets of an infusion business and nursing agency. Excluding the revenues recorded in the first quarter of 2002 associated with the asset sale, revenue for the current year would have increased $18.4 million or 5.8% compared to last year. The increase in revenue is the result of the

Company’s sales and marketing efforts. Following is a discussion of the components of revenues:

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

     Operating Expenses. Operating expenses increased from $169.4 million in 2002 to $177.2 million in 2003, an increase of $7.8 million, or 4.6%. This increase is attributable to higher personnel-related expenses and increased liability and workers’ compensation insurance costs.

     Bad Debt Expense. Bad debt expense decreased from $11.4 million in 2002 to $10.4 million in 2003, a decrease of $1.0 million, or 8.8%. As a percentage of revenues, bad debt expense was 3.6% and 3.1% for 2002 and 2003, respectively.

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

     Amortization of Deferred Financing Costs. Amortization of deferred financing costs decreased from $1.8 million in 2002 to $0.2 million in 2003, a decrease of $1.6 million, or 88.9%. This decrease is mainly attributable to the cessation of finance cost amortization and the accelerated write-off of deferred financing costs to reorganization items as of July 31, 2002 as a result of the Bankruptcy Filing on July 31, 2002. The amortization of deferred financing costs in 2003 relates to a 2003 ruling by the Bankruptcy Court regarding the valuation of warrants, which resulted in the write-off of all deferred financing costs.

     Interest Expense, Net. Interest expense decreased from $11.5 million in 2002 to $8.8 million in 2003, a decrease of $2.7 million, or 23.5%. The decrease is the result of the timing of the Company’s filing for and emergence from bankruptcy protection. During the period the Company was in bankruptcy, from July 31, 2002, through July 1, 2003, the Company was not required to accrue or pay interest on the Lender debt.

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

Liquidity and Capital Resources

     At December 31, 2004 the Company had current assets of $81.2 million and current liabilities of $49.7 million, resulting in working capital of $31.6 million and current ratio of 1.6x as compared to a working capital of $20.1 million and a current ratio of 1.3x at December 31, 2003.

     On July 31, 2002, the Company and 24 of its subsidiaries (collectively, the “Debtors”) filed for bankruptcy due to its inability to meet significant debt maturities due in December 2002. On July 1, 2003, the Debtors emerged from bankruptcy pursuant to a 100% pay plan (the “Approved Plan”) whereby shareholders retained their equity interest and creditors and vendors will be paid 100% of all amounts they are owed, either immediately or over time with interest.

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

     Pursuant to the Approved Plan, the Company’s secured debt to the Lenders is $250.0 million and is evidenced by a promissory note in that amount and is secured by various security agreements. To the Company’s knowledge, the Lenders have not executed the agreements as of the date of this filing. The Company is no longer a party to a credit agreement. The remainder of the amounts due to the Lenders at July 1, 2003 over and above the $250 million and amounts that were due to other creditors is treated as unsecured.

     The Approved Plan provides that the $250.0 million secured debt matures on July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the Company’s Excess Cash Flow (defined in the Approved Plan as cash and equivalents in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. No payment is due March 31, based on the Company’s Excess Cash Flow as of December 31, 2004. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment.

     The Approved Plan provides that the general unsecured debt and the unsecured debt of the Lenders matures on June 30, 2006. The Approved Plan provides that interest is payable monthly on the general unsecured debt and the unsecured debt of the Lenders at a rate of 8.3675% per annum. Principal is payable in six equal semi-annual installments on June 30 and December 31 of each year beginning December 31, 2003. The Approved Plan also provides that principal was payable effective on the general unsecured debt and the unsecured debt of the Lenders on March 31, 2004 in the amount of 100% of the Company’s Excess Cash Flow for fiscal 2003 and on March 31 of each year thereafter in the amount of two-thirds of the Company’s Excess Cash Flow for the previous fiscal year end. An estimated prepayment of the Company’s Excess Cash Flow payment is due on September 30 of each year in an amount equal to one-half of the anticipated March payment.

     The Approved Plan allows the Company to make prepayments to holders of unsecured debt, either in whole or in part, at any time without penalty, which prepayments reduce and are a credit against any subsequent mandatory payments.

     The Company has made all payments due under the Approved Plan as of December 31, 2004, and has also prepaid some of its obligations thereunder. As of December 31, 2004, the Lenders were owed approximately $251.0 million, comprised of $250.0 million of secured debt and $1.0 million of unsecured debt. The remaining general unsecured claims (excluding the Government Settlement and the amounts due to the warrant holders) as of December 31, 2004 were approximately $0.5 million.

     The Lenders have filed an appeal of the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit appealing both the Bankruptcy Court’s determination of the amount of their secured claim and the interest rates on both the secured and unsecured portions of their claims. The Case Number for this appeal, which is still pending, is 03-6500. The Company intends to vigorously defend the Confirmation Order entered by the Bankruptcy Court and upheld by the District Court, and the Company anticipates additional professional and other fees will be incurred in 2005 in connection with the appeal process. The outcome of the appeal cannot be predicted, and an adverse ruling could have a material adverse effect on the Company. These adverse effects could include, without limitation, adverse changes in the interest rate related to its secured and unsecured debt, a change in the proportion of debt treated as secured debt, issuance of equity securities or an adverse change in the capitalization of the Company to the detriment of equity holders. There can be no assurance as to the extent or nature of the adverse effects of a successful Lenders’ appeal.

     The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured claim and is recorded as a component of other accrued expenses on the consolidated balance sheets at December 31, 2004 and 2003. The warrant holders have appealed the damages determination in this ruling in the United States Court of Appeals for the Sixth Circuit, Case Number 04-00188. If the Lenders are unsuccessful in their appeal, they will be entitled to receive payment from the Company for damages in the amount of $846,000, which will be treated as a general unsecured claim. If the Lenders’ appeal is successful, the amount owed to the warrant holders could substantially increase, which could materially adversely affect the Company’s cash flow and results from operations. The Company intends to vigorously defend the damages calculation determined by the Bankruptcy Court, but no assurances can be given as to the outcome of the Lenders’ appeal.

     The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand as it has since the Company currently does not have access to a revolving line of credit. At December 31, 2004 the Company had cash and cash equivalents of approximately $5.8 million.

     The Company’s principal cash requirements are for working capital, capital expenditures and debt service. The Company has met and intends to continue to meet these requirements with existing cash balances, net cash provided by operations, and other available capital expenditure financing vehicles. Management’s goal is to generate sufficient cash to meet these requirements by increasing profitable revenues, decreasing and controlling expenses, increasing productivity, and improving accounts receivable collections.

     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan through 2005. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. There can be no assurance that in such event the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.

     The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $50.9 million and $56.9 million at December 31, 2004 and December 31, 2003, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 55 and 60 days at December 31, 2004 and December 31, 2003, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

     The Company’s future liquidity and capital resources will be materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Trends, Events, and Uncertainties — Reimbursement changes and the Company’s response.”

     Net cash provided by operating activities increased from $17.2 million in 2003 to $33.0 million in 2004, an increase of $15.8 million. The primary sources of cash in 2004 were the decrease in accounts receivable and the reduction in reorganization costs. Net cash used in investing activities decreased from $27.8 million in 2003 to $22.3 million in 2004, a decrease of $5.5 million, and primarily relates to net borrowing activities between the Company and its unconsolidated joint ventures. Additions to property and equipment, decreased from $29.9 million in 2003 to $27.6 million in 2004, a decrease of $2.3 million. Net cash used in financing activities decreased from $9.7 million in 2003 to $7.5 million in 2004, a decrease of $2.2 million. The cash used in financing activities for 2004 primarily relates to principal payments on long-term debt and capital leases and for 2003, adequate protection payments under the bankruptcy plan. At December 31, 2004, the Company had cash and cash equivalents of approximately $5.8 million.

Contractual Obligations and Commercial Commitments

     The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of December 31, 2004:

						2009 &
	Total	2005	2006	2007	2008	thereafter
Long-term debt and capital leases	$251,918,000	$885,000	$1,033,000	$—	$—	$250,000,000

Accrued interest on long-term debt	1,461,000	1,461,000	—	—	—	—

Pre-petition accounts payable	477,000	—	477,000	—	—	—

OIG settlement	3,500,000	1,500,000	2,000,000	—	—	—

Accrued interest on OIG settlement	29,000	29,000	—	—	—	—

Operating lease obligations	28,228,000	10,988,000	7,649,000	5,468,000	2,890,000	1,233,000

Total contractual cash obligations	$285,613,000	$14,863,000	$11,159,000	$5,468,000	$2,890,000	$251,233,000

In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt as well as the pre-petition accounts payable as defined by the Approved Plan. As these payments will be based on excess cash at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the 2009 and thereafter column per the table above, could require principal payments in years 2005, 2006, 2007 and 2008. In addition, the Approved Plan allows the Company to use prepayments to reduce and be a credit against any subsequent mandatory payments.

Long-term debt is comprised entirely of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Capital leases consist primarily of leases of office equipment.

Operating leases are noncancelable leases on certain vehicles, buildings and equipment.

The OIG Settlement represents the settlement regarding the alleged billing improprieties by the Company during the period from January 1, 1995 through December 31, 1998. See “Business-Government Regulation – Enforcement Activities.”

At December 31, 2004, the Company has no off-balance sheet commitments or guarantees outstanding.

At December 31, 2004, the Company had two letters of credit totaling $650,000, of which $400,000 and $250,000 expire in May 2005 and January 2006, respectively, in place securing its obligations with respect to the Company’s professional liability insurance. The letters of credit are secured by a certificate of deposit, which is included in restricted cash.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period for each grant. The statement requires the use of assumptions and judgments about future events and input to valuation models, which will require considerable judgment by management. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, rescinds SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123”, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). The provisions of SFAS No. 123R are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005. The Company continued applying APB Opinion No. 25 to equity-based compensation awards through December 31, 2004. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized. The Company is currently evaluating the impact that adoption of the SFAS No. 123R may have on its results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not subject to material interest rate sensitivity since the Approved Plan provides for a fixed interest rate for both the $250 million secured debt and the Company’s unsecured debt. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed. The Company does not own and is not a party to any market risk sensitive instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements are contained on pages F-55 through F-98 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by Regulation S-K, Item 304(a) has previously been reported by the Company.

ITEM 9A. CONTROLS AND PROCEDURES

     In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2004. Based on such evaluation, such officers have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive officers of the Company is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2005 annual meeting of stockholders of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     Executive compensation information is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2005 annual meeting of stockholders of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The equity compensation plan information and the security ownership of certain beneficial owners and management information are incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2005 annual meeting of stockholders of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions of the Company is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2005 annual meeting of stockholders of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning the Company’s principal accountant fees and services is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2005 annual meeting of stockholders of the Company.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     Financial statements and schedules of the Company required to be included in Part II, Item 8 are listed below.

Financial Statements

Form 10-K Pages
Report of Independent Registered Public Accounting Firm - KPMG LLP	F-55
Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	F-56 – F-57
Consolidated Balance Sheets, at December 31, 2004 and 2003	F-58 – F-59
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, and 2002	F-60 – F-61
Consolidated Statements of Shareholders’ (Deficit) Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003, and 2002	F-62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002	F-63 – F-64
Notes to Consolidated Financial Statements	F-65 – F-98

Financial Statement Schedules

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	S-1
Schedule I Condensed Financial Information of Registrant(1)
Schedule II Valuation and Qualifying Accounts	S-2
Schedule III Real Estate and Accumulated Depreciation(2)
Schedule IV Mortgage Loans on Real Estate(2)
Schedule V Supplemental Information Concerning Property-Casualty Insurance Operations(2)

(1)	Omitted because test for inclusion was not met.

(2)	Omitted because schedule not applicable to Company.

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

Date: March 30, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henry T. Blackstock	Director	March 30, 2005

Henry T. Blackstock

/s/ Joseph F. Furlong, III	Director, President,	March 30, 2005
and Chief Executive
Joseph F. Furlong, III	Officer

/s/ Donald R. Millard	Director	March 30, 2005

Donald R. Millard

/s/ William C. O’Neil	Director	March 30, 2005

William C. O’Neil

/s/ W. Wayne Woody	Director	March 30, 2005

W. Wayne Woody

/s/ Stephen L. Clanton	Chief Financial	March 30, 2005
Officer
Stephen L. Clanton

/s/ Robert L. Fringer	Principal Accounting	March 30, 2005
Officer
Robert L. Fringer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American HomePatient, Inc.:

We have audited the accompanying consolidated balance sheets of American HomePatient, Inc. and subsidiaries, as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ (deficit) equity and comprehensive income (loss), and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II – Valuation and Qualifying Accounts as of December 31, 2004 and 2003 and for the years then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American HomePatient, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Nashville, Tennessee
March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
American HomePatient, Inc.
Brentwood, Tennessee

We have audited the consolidated statements of operations, shareholders’ (deficit) equity and comprehensive income (loss) and cash flows of American HomePatient, Inc. and subsidiaries (the “Company”) (Debtor-in-Possession from July 31, 2002 to July 1, 2003) for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of these financial statements provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements present fairly, in all material respects, the results of American HomePatient, Inc. and subsidiaries operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
March 20, 2003

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$5,772,000	$2,571,000
Restricted cash	650,000	400,000
Accounts receivable, less allowance for doubtful accounts of $16,912,000 and $17,486,000, respectively	52,517,000	58,875,000
Inventories, net of inventory valuation allowances of $468,000 and $558,000, respectively	15,947,000	16,475,000
Prepaid expenses and other current assets	6,361,000	4,131,000

Total current assets	81,247,000	82,452,000

Property and equipment	174,761,000	170,901,000
Less accumulated depreciation and amortization	(116,756,000)	(114,070,000)

Property and equipment, net	58,005,000	56,831,000

Goodwill	121,834,000	121,834,000
Investments in joint ventures	6,698,000	9,206,000
Other assets	15,280,000	13,717,000

Total other assets	143,812,000	144,757,000

TOTAL ASSETS	$283,064,000	$284,040,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT	2004	2003
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$885,000	$11,720,000
Accounts payable	17,842,000	17,518,000
Other payables	1,751,000	2,485,000
Current portion of pre-petition accounts payable	—	5,624,000
Short term note payable	3,663,000	—
Accrued expenses:
Payroll and related benefits	8,655,000	10,155,000
Insurance, including self-insurance accruals	8,213,000	6,378,000
Other	8,669,000	8,455,000

Total current liabilities	49,678,000	62,335,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	251,033,000	251,194,000
Pre-petition accounts payable	477,000	661,000
Other noncurrent liabilities	2,071,000	3,601,000

Total noncurrent liabilities	253,581,000	255,456,000

Total liabilities	303,259,000	317,791,000

MINORITY INTEREST	534,000	498,000

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.01 par value; authorized, 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 17,047,000 and 16,377,000 shares, respectively	170,000	164,000
Additional paid-in capital	173,588,000	173,305,000
Accumulated deficit	(194,487,000)	(207,718,000)

Total shareholders’ deficit	(20,729,000)	(34,249,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$283,064,000	$284,040,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
REVENUES:
Sales and related service revenues, net	$145,203,000	$148,051,000	$137,679,000
Rentals and other revenues, net	190,620,000	188,130,000	181,953,000

Total revenues, net	335,823,000	336,181,000	319,632,000

EXPENSES:
Cost of sales and related services	71,934,000	69,494,000	63,528,000
Cost of rentals and other revenues, including rental equipment depreciation of $23,502,000, $20,241,000, and $19,687,000, respectively	38,779,000	36,265,000	34,976,000
Operating expenses	167,285,000	177,167,000	169,417,000
Bad debt expense	10,671,000	10,437,000	11,437,000
General and administrative	16,597,000	17,212,000	16,239,000
Earnings from unconsolidated joint ventures	(4,751,000)	(4,778,000)	(4,590,000)
Depreciation, excluding rental equipment, and amortization	3,423,000	3,640,000	4,075,000
Amortization of deferred financing costs	—	160,000	1,779,000
Interest expense, net (excluding post-petition contractual interest of $0, $12,510,000 and $12,836,000, respectively)	18,290,000	8,785,000	11,461,000
Other (income) expense, net	(344,000)	(708,000)	243,000
Gain on sales of assets of centers	—	—	(667,000)
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	—	—	818,000

Total expenses	321,884,000	317,674,000	308,716,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	13,939,000	18,507,000	10,916,000

Reorganization items	658,000	4,082,000	5,497,000

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	13,281,000	14,425,000	5,419,000

Provision for (benefit from) income taxes	50,000	400,000	(1,912,000)

INCOME FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	13,231,000	14,025,000	7,331,000

Cumulative effect of change in accounting principle with no related tax effect	—	—	(68,485,000)

NET INCOME (LOSS)	$13,231,000	$14,025,000	$(61,154,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Continued)

	2004	2003	2002
INCOME PER COMMON SHARE FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
-Basic	$0.80	$0.86	$0.45

-Diluted	$0.78	$0.74	$0.39

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER COMMON SHARE:
-Basic	$—	$—	$(4.19)

-Diluted	$—	$—	$(3.68)

NET INCOME (LOSS) PER COMMON SHARE:
-Basic	$0.80	$0.86	$(3.74)

-Diluted	$0.78	$0.74	$(3.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
-Basic	16,481,000	16,368,000	16,358,000

-Diluted	17,066,000	19,000,000	18,607,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2001	16,327,000	$163,000	$173,975,000	$(160,589,000)	$13,549,000

Issuance of shares through exercise of employee stock options	40,000	1,000	10,000	—	11,000
Net loss	—	—	—	(61,154,000)	(61,154,000)

BALANCE, December 31, 2002	16,367,000	164,000	173,985,000	(221,743,000)	(47,594,000)

Cancellation of warrant to Lenders	—	—	(686,000)	—	(686,000)
Issuance of shares through exercise of employee stock options including tax benefits	10,000	—	6,000	—	6,000
Net income	—	—	—	14,025,000	14,025,000

BALANCE, December 31, 2003	16,377,000	164,000	173,305,000	(207,718,000)	(34,249,000)

Issuance of shares through exercise of employee stock options including tax benefits	670,000	6,000	232,000	—	238,000
Non-cash compensation expense resulting from early vesting of stock options	—	—	51,000	—	51,000
Net income	—	—	—	13,231,000	13,231,000

BALANCE, December 31, 2004	17,047,000	$170,000	$173,588,000	$(194,487,000)	$(20,729,000)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,231,000	$14,025,000	$(61,154,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	68,485,000
Depreciation and amortization	26,925,000	23,881,000	23,762,000
Amortization of deferred financing costs	—	160,000	1,779,000
Non-cash interest income on adequate protection payments	—	(832,000)	—
Equity in earnings of unconsolidated joint ventures	(2,800,000)	(2,561,000)	(2,597,000)
Minority interest	226,000	350,000	309,000
Gain on dissolution of joint venture	—	(93,000)	—
Gain on sales of assets of centers	—	—	(667,000)
Reorganization items	658,000	4,082,000	5,497,000
Reorganization items paid	(1,378,000)	(6,439,000)	(747,000)

Change in assets and liabilities, net of dispositions:
Accounts receivable, net	6,358,000	(3,086,000)	6,212,000
Inventories	528,000	195,000	(2,835,000)
Prepaid expenses and other current assets	(2,230,000)	(1,855,000)	(727,000)
Accounts payable, other payables and accrued expenses	(4,949,000)	(12,757,000)	16,063,000
Other assets and liabilities	(3,597,000)	2,168,000	(2,247,000)

Net cash provided by operating activities	32,972,000	17,238,000	51,133,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets of centers	—	—	1,805,000
Additions to property and equipment, net	(27,595,000)	(29,916,000)	(27,132,000)
Distributions and loan payments from unconsolidated joint ventures, net	5,308,000	1,186,000	2,232,000
Proceeds from joint venture dissolution	—	908,000	—

Net cash used in investing activities	(22,287,000)	(27,822,000)	(23,095,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Continued)

	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	(190,000)	(322,000)	(297,000)
Deferred financing costs	—	—	(11,000)
Principal payments on long-term debt and capital leases	(10,996,000)	(1,158,000)	(6,241,000)
Proceeds from exercise of employee stock options	238,000	2,000	11,000
Proceeds from short term note payable, net	3,663,000	—	—
Non-cash compensation expense	51,000	—	—
Adequate protection payments	—	(7,794,000)	(8,000,000)
Restricted cash	(250,000)	(400,000)	198,000

Net cash used in financing activities	(7,484,000)	(9,672,000)	(14,340,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,201,000	(20,256,000)	13,698,000

CASH AND CASH EQUIVALENTS, beginning of year	2,571,000	22,827,000	9,129,000

CASH AND CASH EQUIVALENTS, end of year	$5,772,000	$2,571,000	$22,827,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$18,836,000	$7,318,000	$12,568,000

Cash payments of income taxes	$567,000	$421,000	$542,000

NON-CASH FINANCING ACTIVITIES:
Draws made on Bank Credit Facility to fund expired letters of credit	$—	$—	$3,310,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION FROM JULY 31, 2002 TO JULY 1, 2003)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	ORGANIZATION AND BACKGROUND

American HomePatient, Inc. and subsidiaries (the “Company” or “American HomePatient”) provide home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. As of December 31, 2004, the Company provides these services to patients, primarily in the home, through 276 centers in 35 states.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in 50% owned joint ventures are accounted for using the equity method, and the results of 70% owned joint ventures are consolidated in the accompanying consolidated financial statements.

Revenues

The Company’s principal business is to provide home health care services and products to patients, primarily in the home. Approximately 62% of the Company’s revenues in 2004, 2003 and 2002 are from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Revenues are recorded net of estimated adjustments for billing errors or other reimbursement adjustments. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as a reduction to revenue in the period finalized.

Sales and related services revenues include all product sales to patients and are derived from the provision of infusion therapies, the sale of home health care equipment and supplies, the sale of aerosol medications and respiratory therapy equipment and supplies, and services related to the delivery of these products. Sales revenues are recognized at the time of delivery and are billed when the Company has obtained the necessary medical documentation including the Certification of Medical Necessity from the healthcare provider, where applicable, using fixed fee schedules based upon the type of product and the payor. Rentals and other patient revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapy. All rentals of equipment are provided by the Company on a month-to-month basis and are billed when the Company has obtained the necessary medical documentation including the Certification of Medical Necessity from the healthcare provider, where applicable, using fixed monthly fee schedules based upon the type of product and the payor. The fixed monthly fee encompasses the rental of the product, delivery, set-up, instruction, maintenance, repairs, providing backup systems when needed, and providing periodic home visits.

The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,
	2004	2003	2002
Home respiratory therapy services	71%	69%	66%
Home infusion therapy services	12	13	14
Home medical equipment and home health supplies	17	18	20

Total	100%	100%	100%

Cash Equivalents

Cash equivalents at December 31, 2004 and 2003 consist of overnight repurchase agreements with an original term of less than three months. For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2004 and 2003 consist of certificates of deposit, which are used as collateral for a letter of credit associated with the Company’s professional liability insurance.

Accounts Receivable

The Company provides credit for a substantial portion of its non third-party reimbursed revenues and continually monitors the credit worthiness and collectibility of amounts due from its patients. The Company recognizes revenues at the time services are performed or products delivered. A portion of patient receivables consists of unbilled receivables for which the Company has not obtained all of the necessary medical documentation, but has provided the service or equipment. The Company determines its allowance for doubtful accounts based upon the type of receivable (billed or unbilled) as well as the age of the receivable. As a receivable balance ages, an increasingly larger allowance is recorded for the receivable. A valuation allowance is provided for all billed receivables over one year old and all unbilled receivables over 180 days old. Historical collections substantiate the percentages of aged receivables for which an allowance is established. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories represent goods and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory at estimated amounts on an interim basis based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. Any resulting adjustment from these physical counts is charged to cost of sales. The allowance established by management for the valuation of inventory consists of allowances for incorrect cost of sales percentage estimates, inaccurate counts, obsolete and slow moving items and for specific inventory. The valuation allowance is based on a percentage of gross sales, a percentage of inventory or an amount for specifically identified inventory items.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2004 and 2003 are primarily comprised of prepaid insurance premiums and include other deposits from which the Company expects to benefit within the next year. At December 31, 2004, prepaid insurance premiums comprised $4,695,000 of prepaid expenses and other current assets.

Property and Equipment

Property and equipment are stated at cost and are depreciated or amortized primarily using the straight-line method over the estimated useful lives of the assets for financial reporting purposes and the accelerated cost recovery method for income tax reporting purposes. Assets under capital leases and leasehold improvements under operating leases are amortized and depreciated over the lesser of their estimated useful life or the base term of the lease for financial reporting purposes. The estimated useful lives are as follows: buildings and improvements, 25 years; rental equipment, 3-7 years; furniture, fixtures and equipment, 4-7 years; leasehold improvements, 3-5 years; and delivery equipment, 3 years.

Rental equipment is rented to patients for use in their homes. On an annual basis, the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for damaged, outdated, or obsolete equipment. Management records a valuation allowance for potentially lost, damaged, outdated, or obsolete rental equipment based upon historical adjustment amounts.

Maintenance and repairs are charged to expense as incurred, and major betterments and improvements are capitalized. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed and the resulting gain or loss is reflected in the consolidated statements of operations.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 requires that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives no longer be amortized. Instead, goodwill and intangible assets with indefinite lives are required to be tested for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company selected September 30 as its annual testing date. The Company will conduct annual impairment tests hereafter, unless specific events arise which warrant more immediate testing.

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

Upon adoption of SFAS No. 142 in 2002, the Company performed an initial impairment review of goodwill. Goodwill was tested for impairment by comparing the fair value of the reporting unit to the carrying value of goodwill. The fair value was determined using projected operating results and a combination of analyses which included discounted cash flow calculations, equity market multiples and other market information. Key assumptions used in these estimates include projected operating results, discount rates and peer market equity multiples. The implied fair value of goodwill did not support the carrying value of goodwill.

Based upon the results of the Company’s initial impairment tests, the Company recorded an impairment loss of $68,485,000 in the quarter ended March 31, 2002, recognized as a cumulative effect of change in accounting principle. There was no tax effect on the impairment loss because the majority of the related goodwill was non-tax deductible and because of the Company’s federal net operating loss position. The Company also conducted annual impairment tests as of September 2004, 2003 and 2002 and concluded that the carrying value of the reporting unit did not exceed its fair value. Additionally, as a result of the potential impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (note 10), which was enacted in December 2003, the Company performed an impairment test of goodwill at December 31, 2003 and concluded that the carrying value of the reporting unit did not exceed its fair value. Any subsequent impairment loss will be recognized as an operating expense in the Company’s consolidated statements of operations.

In October 2003, the Company and its partner in an unconsolidated joint venture dissolved the joint venture. The Company assumed two locations from the dissolution of the joint venture. The Company increased goodwill by approximately $620,000 for the goodwill acquired at the joint venture dissolution.

Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Goodwill, beginning of year	$121,834,000	$121,214,000
Acquisition of dissolved joint venture locations	—	620,000

Goodwill, end of year	$121,834,000	$121,834,000

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

Other Assets

Investments under split dollar value life insurance arrangements of $5,638,000 and $5,486,000 at December 31, 2004 and 2003, respectively, were recorded in connection with the prior acquisitions of certain home health care businesses and in connection with bonuses for employees. These policies are valued at the cash surrender value of the policy discounted over the remaining life expectancy of the insured. These amounts are reflected in other assets in the accompanying consolidated balance sheets. All split dollar life insurance premiums are fully funded.

The Company also has deposits with vendors and lessors which total $7,384,000 and $5,847,000 as of December 31, 2004 and 2003, respectively.

Short Term Note Payable

Short term note payable of $3,663,000 at December 31, 2004 is comprised of borrowings to finance the Company’s insurance premiums for its general insurance policies for the policy year.

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

Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25”, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123” (“SFAS No. 148”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2004	2003	2002
Net income (loss) – as reported	$13,231,000	$14,025,000	$(61,154,000)
Additional compensation expense	$(601,000)	$(80,000)	$(274,000)

Net income (loss) – pro forma	$12,630,000	$13,945,000	$(61,428,000)

Net income (loss) per common share – as reported
Basic	$0.80	$0.86	$(3.74)
Diluted	0.78	$0.74	$(3.29)

Net income (loss) per common share – pro forma
Basic	$0.77	$0.85	$(3.76)
Diluted	$0.74	$0.73	$(3.30)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of accounts receivable, inventory, goodwill and deferred tax assets; the carrying amount of property and equipment; and the amount of self insurance accruals for healthcare, auto, and workers’ compensation claims. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Management utilizes quoted market prices or pricing information of similar instruments to estimate the fair value of financial instruments. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these items.

Because the interest rates of the secured and unsecured debt due to the Lender and the general unsecured debt under the Approved Plan (as defined in Note 3) were established by the Bankruptcy Court (as defined in Note 3) in 2003, management believes that the carrying amount of long-term debt at December 31, 2004 and 2003 approximates its fair value.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period for each grant. The statement requires the use of assumptions and judgments about future events and input to valuation models, which will require considerable judgment by management. SFAS No. 123R replaces SFAS No. 123, rescinds SFAS No. 148 and supersedes APB Opinion No. 25. The provisions of SFAS No. 123R are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005. The Company continued applying APB Opinion No. 25 to equity-based compensation awards through December 31, 2004. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized. The Company is currently evaluating the impact that adoption of the SFAS No. 123R may have on its results of operations or financial position.

Reclassifications

Certain amounts presented in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the current year presentation.

3.	PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

American HomePatient, Inc. and 24 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions on July 31, 2002 for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”).

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

Pursuant to the Approved Plan, the Company’s secured debt to the Lenders is quantified at $250.0 million and is evidenced by a promissory note in that amount and is secured by various security agreements. To the Company’s knowledge, the Lenders have not executed the agreements. The Company is no longer a party to a credit agreement. The remainder of the amounts due to the Lenders at July 1, 2003 over and above the $250.0 million is treated as unsecured.

The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the Company’s Excess Cash Flow (defined in the Approved Plan as cash and equivalents in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. Thus an estimated prepayment was due on September 30, 2004 in an amount equal to one-half of the anticipated payment due on March 31, 2005, however no payment was made as the Company did not anticipate having excess cash flow for fiscal 2004. The maturity date of the $250.0 million secured debt is July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.

The Approved Plan treats the general unsecured debt and the Lenders’ unsecured debt in the same manner. Principal and accrued interest is payable semi-annually in six equal installments (on June 30 and December 31 of each year) beginning December 31, 2003. Interest accrues on this unsecured debt at an annual rate of 8.3675%. In addition to the six scheduled payments, the holders of the unsecured debt also received an estimated prepayment of the Pro Rata Payment (as defined in the Approved Plan) on September 30, 2003. The Company was to make a payment on March 31, 2004 in the amount of 100% of the Company’s Excess Cash Flow for fiscal year 2003, however no payment was made as the Company did not have excess cash flow for fiscal 2003. The Company is required to make payments each March 31 in the amount of two thirds of the Company’s Excess Cash Flow for the previous fiscal year, if any. Additionally, an estimated prepayment was due on September 30, 2004 in an amount equal to one-half of the anticipated March 2005 payment, however no payment was made as the Company did not anticipate having excess cash flow for fiscal 2004.

The Approved Plan allows the Company to make prepayments to the group of holders of unsecured debt, either in whole or in part, at any time without penalty, which prepayments reduce and are a credit against any subsequent mandatory payments.

Prior to emergence from bankruptcy protection, the Company made adequate protection payments to the Lenders totaling approximately $15.8 million. Pursuant to the Approved Plan all of the adequate protection payments have been applied to the Lenders’ unsecured debt during 2003 as part of the 2003 scheduled payments.

The Company has made all payments due under the Approved Plan as of December 31, 2004, and has also prepaid some of its obligations thereunder. As of December 31, 2004, the Lenders were owed approximately $251.0 million, comprised of $250.0 million of secured debt and $1.0 million of unsecured debt. The remaining general unsecured claims (excluding the Government Settlement) as of December 31, 2004 were approximately $0.5 million.

On July 1, 2003, the Company paid, in full, unsecured claims that individually totaled $10,000 or less, according to the provisions of the Approved Plan. The total of these payments was $3.3 million.

The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt and is recorded as a component of other accrued expenses on the consolidated balance sheets at December 31, 2004 and 2003. The warrant holders have appealed the damages calculation determined in this ruling. This liability will be paid to the warrant holders if they are unsuccessful in their appeal. If the appeal is successful, the amount owed to the warrant holders could substantially increase, which could materially adversely affect the Company’s cash flow and results from operations.

The Lenders also filed an appeal to the District Court of the order confirming the Approved Plan. On September 12, 2003 the District Court issued an opinion affirming in all respects the Confirmation Order. The Lenders have filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit. The Company intends to vigorously defend the Confirmation Order entered by the Bankruptcy Court and upheld by the District Court. The outcome of the appeal cannot be predicted, and an adverse ruling could have a material adverse effect on the Company. These adverse effects could include, without limitation, adverse changes in the interest rate related to its secured and unsecured debt, a change in the proportion of debt treated as secured debt, issuance of equity securities or an adverse change in the capitalization of the Company to the detriment of equity holders. There can be no assurance as to the extent or nature of the adverse effects of a successful Lenders’ appeal.

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

During the time the Company was in bankruptcy, the Company had approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition liabilities, including wages and benefits of employees, reimbursement of employee business expenses, insurance costs, medical directors’ fees, utilities and patient refunds in the ordinary course of business. The Company was also authorized to pay pre-petition liabilities to certain vendors providing critical goods and services, provided these payments did not exceed a predetermined amount. As a debtor-in-possession, the Company also had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The parties affected by these rejections could file claims with the Bankruptcy Court in accordance with bankruptcy procedures. Any such damages resulting from lease rejections were treated as general unsecured claims in the reorganization in accordance with the Approved Plan.

During 2003 and in connection with the Approved Plan, amounts which were included in liabilities subject to compromise as of December 31, 2002 were reclassified and reported in the December 31, 2003 consolidated balance sheet as current portion of long-term debt, current portion of pre-petition accounts payable, accrued expenses, long-term debt, pre-petition accounts payable and other noncurrent liabilities.

Reorganization items represent expenses that were incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. These items are comprised of the following during the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Write-off of deferred financing costs	$—	$—	$1,615,000
Provision for future lease rejection damages	—	—	1,353,000
Professional and other fees	658,000	4,082,000	2,529,000

Total reorganization items	$658,000	$4,082,000	$5,497,000

Debtor and Non-Debtor Financial Statements

The Debtors filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The joint ventures (both consolidated and non-consolidated) were not part of the Bankruptcy Filing. The Company operated as a debtor-in-possession while in bankruptcy from July 31, 2002 to emergence from bankruptcy on July 1, 2003.

In accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7, the Company is presenting the following condensed combining financial statements for the year ended December 31, 2002:

American HomePatient, Inc. and Subsidiaries
Condensed Combining Statements of Operations
for the Year Ended December 31, 2002
(unaudited)

	Debtors	Non-Debtors	Combined
REVENUES:
Sales and related service revenues, net	$136,884,000	$795,000	$137,679,000
Rentals and other revenues, net	179,796,000	2,157,000	181,953,000

Total revenues, net	316,680,000	2,952,000	319,632,000

EXPENSES:
Cost of sales and related services	63,127,000	401,000	63,528,000
Cost or rentals and other revenues, including rental equipment depreciation	34,613,000	363,000	34,976,000
Operating, including bad debt expense	179,394,000	1,460,000	180,854,000
General and administrative	16,239,000	—	16,239,000
Earnings from unconsolidated joint ventures	(2,831,000)	(1,759,000)	(4,590,000)
Depreciation, excluding rental equipment, and amortization	4,069,000	6,000	4,075,000
Amortization of deferred financing costs	1,779,000	—	1,779,000
Interest (excluding post petition interest), net	11,461,000	—	11,461,000
Other expense, net	243,000	—	243,000
Gain on sales of assets of center	(667,000)	—	(667,000)
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	818,000	—	818,000

Total expenses	308,245,000	471,000	308,716,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS, INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	8,435,000	2,481,000	10,916,000

REORGANIZATION ITEMS	5,497,000	—	5,497,000

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,938,000	2,481,000	5,419,000

BENEFIT FROM INCOME TAXES	1,912,000	—	1,912,000

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,850,000	2,481,000	7,331,000

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE WITH NO RELATED TAX EFFECT	(68,485,000)	—	(68,485,000)

NET (LOSS) INCOME	$(63,635,000)	$2,481,000	$(61,154,000)

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

The Company incurred a net loss of $61,154,000 for the year ended December 31, 2002 and had a shareholders’ deficit of $47,594,000 at December 31, 2002. At December 31, 2002, the Company had substantial borrowings under a bank credit facility evidenced by a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Indebtedness under the Amended Credit Agreement as of December 31, 2002, aggregated $278,705,000, which was due on or before December 31, 2002, not taking into consideration adequate protection payments of $8,000,000 made through such date. The 2002 consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2002, there was considerable uncertainty regarding how the outcome of the Bankruptcy Filing would impact the Company’s ability to receive trade credit from its vendors and whether it would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

As discussed in Note 3, on May 27, 2003, the Bankruptcy Court entered the Approved Plan and on July 1, 2003, the Company’s Approved Plan became effective and the Company emerged from bankruptcy protection. In connection with the Approved Plan, the Amended Credit Agreement was terminated. Pursuant to the Approved Plan, the Company had secured debt to the Lenders of $250,000,000 and unsecured debt of $30,100,000, at July 1, 2003. The secured debt is evidenced by a promissory note in that amount and is secured by various security agreements.

During the year ended December 31, 2003 the Company achieved net income of $14,025,000 and improved operating results from the prior years. The 2003 results were favorably impacted by the exclusion of $12,510,000 in post-petition contractual interest expense while the Company was in bankruptcy in 2003. The Company is focused on generating positive cash flow from operating activities, primarily through improvements in its operating results. For the year ended December 31, 2004, net income was $13,231,000 and net cash provided by operating activities was $32,972,000.

Total long-term debt and capital leases have decreased $10,996,000 from $262,914,000 to $251,918,000 at December 31, 2003 and 2004, respectively. In addition, the Company paid down $5,808,000 of pre-petition accounts payable in 2004. All of the Company’s debts have fixed interest rates, which on a weighted average was 6.8% at December 31, 2004.

The Company has scheduled current debt principal payments of $885,000 and minimum rental obligations of $10,988,000 under long-term operating leases due during the twelve months ending December 31, 2005. The Company is also obligated to make excess cash payments on the Lenders’ secured and unsecured debt as well as the pre-petition accounts payable as defined by the Approved Plan. During 2003, the Company made pre-payments on the Lenders’ secured and unsecured debt, as well as the pre-petition accounts payable totaling $26.9 million. The Company has the option to apply these pre-payments against the required 2005 payments; however, the Company currently intends to make payments to the Lenders’ and general unsecured creditors (as defined in the Approved Plan) if it has excess cash.

As of December 31, 2004, the Company had approximately $5,772,000 in unrestricted cash and cash equivalents and $31,569,000 of working capital. The Company’s consolidated cash flows from operations for the year ended December 31, 2004 were sufficient to meet 2004 debt and lease obligations. The Company believes that its current cash and cash equivalents and expected cash flow from operations will be sufficient to fund its operating requirements, capital expenditure requirements, debt service requirements, and lease obligations during 2005.

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

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, the level and quality of accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of businesses acquired. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $50,851,000 and $56,940,000 at December 31, 2004 and December 31, 2003, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 55 and 60 days at December 31, 2004 and December 31, 2003, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

The Company’s future liquidity and capital resources will be materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See Note 10.

In accordance with the Approved Plan, none of the Company’s current debt and lease agreements contain financial and other restrictive covenants. However, any non-payment, or other default with respect to the Company’s debt obligations could cause the Company’s lenders to attempt to declare defaults, accelerate payment obligations or foreclose upon the assets securing such indebtedness or exercise their remedies with respect to such assets, which, if successful, would have a material adverse impact on the Company.

5.	INVESTMENT IN JOINT VENTURES

The Company owns 50% of nine home health care businesses, and 70% of two home health care businesses that are operational as of December 31, 2004 (the “Joint Ventures”). The remaining ownership percentage of each joint venture is owned by local hospitals or other investors within the same community. The Company is solely responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The operations of the two 70% owned joint ventures are consolidated with the operations of the Company. The operations of the nine 50% owned joint ventures are not consolidated with the operations of the Company and are accounted for by the Company under the equity method of accounting.

During 2003, the Company dissolved one of its previously owned 50% joint ventures as a result of the withdrawal of the hospital partners from the Partnership. At the time the joint venture was dissolved, the Company assumed two branches previously owned by the joint venture. As a result of these transactions, the results of operations of these assumed joint venture branches have been consolidated into the financial results of the Company beginning on the date of the conversions to wholly-owned operations. Previously, these joint ventures were accounted for under the equity method. The Company has not invested in any new joint ventures since 1998.

The Company provides accounting and receivable billing services to the joint ventures. The joint ventures are charged for their share of such costs based on contract terms. The Company’s earnings from unconsolidated joint ventures include equity in earnings of 50% owned joint ventures, management fees and fees for accounting and receivable billing services. The Company’s investment in unconsolidated joint ventures includes receivables from joint ventures of $0 and $187,000 at December 31, 2004 and 2003, respectively, as well as promissory notes receivable from joint ventures, totaling $2,640,000 and $0 as of December 31, 2004 and 2003, respectively. Minority interest represents the outside partners’ 30% ownership interests in the consolidated joint ventures, and totals $534,000 and $498,000 as of December 31, 2004 and 2003, respectively.

Summarized financial information of all 50% owned joint ventures at December 31, 2004 and 2003 and for the years then ended is as follows:

	2004	2003
	(unaudited)	(unaudited)
Cash	$1,339,000	$2,928,000
Accounts receivable, net	5,226,000	5,305,000
Property and equipment, net	6,621,000	6,966,000
Other assets	5,800,000	3,422,000

Total assets	$18,986,000	$18,621,000

Accounts payable and accrued expenses	$576,000	$835,000
Partners’ capital	18,410,000	17,786,000

Total liabilities and partners’ capital	$18,986,000	$18,621,000

Net sales and rental revenues	$33,429,000	$32,165,000
Cost of sales and rentals, including rental depreciation	8,277,000	9,569,000
Operating and management fees	19,307,000	16,973,000
Depreciation, excluding rental equipment, amortization and interest expense	185,000	187,000

Total expenses	27,769,000	26,729,000

Pre-tax income	$5,660,000	$5,436,000

6.	SALES OF CERTAIN NON-CORE ASSETS

In the quarter ended March 31, 2002 the Company recorded a pre-tax gain of approximately $0.7 million related to the sales of the assets of an infusion business and nursing agency (collectively, the “Center”). Effective March 19, 2002 substantially all of the assets of the Center were sold for approximately $1.3 million in cash. During 2002, the Center generated approximately $2.0 million in total revenues.

7.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable consist of the following components:

	December 31,
	2004	2003
Patient receivables:
Medicare and related copay portions	$19,347,000	$26,073,000
All other, principally commercial insurance companies, and related copay portions	48,416,000	48,353,000

	67,763,000	74,426,000

Other receivables, principally due from vendors and former owners of acquired businesses	1,666,000	1,935,000

Total accounts receivable	69,429,000	76,361,000

Less: Allowance for doubtful accounts	16,912,000	17,486,000

Accounts Receivable, net	$52,517,000	$58,875,000

Of the patient receivables, $14.7 and $13.8 million are unbilled as of December 31, 2004 and 2003, respectively.

8.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	December 31,
	2004	2003
Land	$51,000	$51,000
Buildings and improvements	5,209,000	5,474,000
Rental equipment	134,094,000	130,361,000
Furniture, fixtures and equipment	34,410,000	33,327,000
Delivery equipment	997,000	1,688,000

	$174,761,000	$170,901,000

Property and equipment under capital leases are included under the various equipment categories. As of December 31, 2004 and 2003, gross property held under capital leases totals $1,258,000 and $1,329,000, respectively.

Rental equipment is net of valuation allowances of $1.0 million and $0.9 million at December 31, 2004 and 2003, respectively.

As of December 31, 2004 and 2003, respectively, accumulated depreciation includes $82,673,000 and $80,565,000 of accumulated depreciation related to rental equipment.

Prior to the fourth quarter of 2004, the Company’s policy has been to depreciate leasehold improvements over a five-year period. Generally, the Company’s leases have initial terms ranging from 3 to 10 years. The Company’s analysis identified several leasehold improvements, which were being depreciated over a period in excess of the initial lease term. The Company does not receive tenant improvement allowances or other incentives from its lessors.

Although the Company’s past practices regarding depreciation of certain leasehold improvements was not in compliance with lease accounting standards and related interpretations, the Company has determined that the resulting errors were immaterial to all prior period consolidated financial statements and restatement was not necessary. During the fourth quarter of 2004, the Company corrected these errors by recognizing the cumulative impact to all prior period consolidated financial statements as depreciation expense totaling approximately $118,000.

9.	LONG-TERM DEBT AND CAPITAL LEASES

At December 31, 2004 and 2003 long-term debt and capital lease obligations consist of the following:

	December 31,
	2004	2003
Long-term debt, of which $250,000,000 is secured by substantially all assets of the Company and is due July 1, 2009. As a result of the Approved Plan, the secured debt bears interest at 6.785%, payable monthly and the unsecured debt bears interest at 8.3675%, payable semi-annually.	$251,025,000	$261,218,000

Note payable, interest at 6.8%, paid in full in 2004	—	683,000

Notes payable, primarily secured with acquired assets	874,000	884,000

Capital lease obligations, monthly payments until 2006	19,000	129,000

Total long-term debt and capital leases	251,918,000	262,914,000
Less: current portion	(885,000)	(11,720,000)

Long-term debt and capital leases, less current portion	$251,033,000	$251,194,000

Pursuant to the Approved Plan, the Company’s secured debt to the Lenders is $250.0 million is due July 1, 2009, and is evidenced by a promissory note in that amount and is secured by various security agreements. To the Company’s knowledge, the Lenders have not executed the agreements. The Company is no longer a party to a credit agreement or formal covenant requirements. The Company’s unsecured debt to the Lenders and general unsecured debt at December 31, 2004 is $1,025,000 and $477,000, respectively.

The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the Company’s Excess Cash Flow (defined in the Approved Plan as cash and equivalents in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year. Additionally, an estimated prepayment was due on September 30, 2004 in an amount equal to one-half of the anticipated payment due on March 31, 2005, however no payment was made as the Company did not anticipate having excess cash flow for fiscal 2004. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid on the $250.0 million secured debt on March 31 of each year and an estimated prepayment is due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The maturity date of the $250.0 million secured debt is July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.

The Approved Plan treats the general unsecured debt and the Lenders’ unsecured debt in the same manner. Principal and accrued interest is payable semi-annually in six equal installments (on June 30 and December 31 of each year) beginning December 31, 2003. The Company made payments totaling $10,193,000 against the Lenders’ unsecured debt in 2004. Interest accrues on this unsecured debt at an annual rate of 8.3675%. In addition to the six scheduled payments, the holders of the unsecured debt also receive a payment on March 31, 2005 in the amount of two-thirds of the Company’s Excess Cash Flow for the previous fiscal year. Additionally, an estimated prepayment was due on September 30, 2004 in an amount equal to one-half of the anticipated March 2005 payment, however no payment was made as the Company did not anticipate having excess cash flows for fiscal 2004. On September 30, 2003 the Company made an estimated prepayment of approximately $11.4 million on the March 31, 2004 required payment for the general unsecured debt and the Lender unsecured debt. No additional payment was made at March 31, 2004, as the Company did not have excess cash flows for fiscal 2003.

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

The Company has made all payments due under the Approved Plan as of December 31, 2004, and has also pre-paid some of its obligations thereunder. The terms and payments are more fully described in the Approved Plan.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2003 and thereafter are as follows:

2005	$885,000
2006	1,033,000
2007	—
2008	—
2009	250,000,000

$251,918,000

In addition to the scheduled payments above, the Company is obligated to make excess cash payments on the Lenders’ secured and unsecured debt as well as the general unsecured debt as defined by the Approved Plan. As these payments will be based on Excess Cash Flow (defined in the Approved Plan as cash and equivalents in excess of $7.0 million at the end of the Company’s fiscal year) at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified as due in 2009 per the table above, could require principal payments in years 2005, 2006, 2007 and 2008.

Capital Leases

The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases beginning January 1, 2005 are as follows:

2005	$16,000
2006	8,000

24,000
Less amounts representing interest at 8.3% interest	(5,000)

$19,000

10.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has noncancelable operating leases on certain land, vehicles, buildings and equipment. Some of the leases contain renewal options and require the Company to pay all executory costs such as maintenance. The Company accounts for operating leases on a straight-line basis over the base term of the leases, with the difference between actual lease payments and straight-line expenses over the lease term included in deferred rent. The minimum future rental commitments on the operating leases for the next five years and thereafter beginning January 1, 2005 are as follows:

2005	$10,988,000
2006	7,649,000
2007	5,468,000
2008	2,890,000
2009	813,000
Thereafter	420,000

$28,228,000

Rent expense for all operating leases was approximately $16,531,000, $16,031,000 and $15,368,000 in 2004, 2003 and 2002, respectively.

Prior to the fourth quarter of 2004, the Company did not recognize rent expense on leases with escalating rent payments under the straight-line method. Although the Company’s past practices regarding the accounting for leases with escalating rent payments was not in compliance with lease accounting standards and related interpretations, the Company has determined that the resulting errors were immaterial to all prior period consolidated financial statements and restatement was not necessary. During the fourth quarter of 2004, the Company corrected these prior errors by recognizing the cumulative impact to all prior period consolidated financial statements as rent expense totaling approximately $250,000.

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

Employment and Consulting Agreements

The Company has employment agreements with certain members of management which provide for the payment to these members of amounts from one-half to three times their annual compensation in the event of a termination without cause, a constructive discharge (as defined in the employment agreements) or upon a change in control of the Company (as defined in the employment agreements). The terms of such agreements automatically renew for one year. The maximum contingent liability under these agreements at December 31, 2004 is approximately $5,339,000.

Self-Insurance

Self-insurance accruals primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance. The Company is insured for workers’ compensation but retains the first $250,000 of risk exposure for each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2004, 2003 and 2002, as such coverage was not available. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The estimated liability for workers’ compensation claims totaled approximately $3,484,000 and $2,934,000 as of December 31, 2004 and 2003, respectively. The Company utilizes analyses prepared by a third-party administrator based on historical claims information to determine the required accrual and related expense associated with workers’

compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by the third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage of $14.4 million for 2004 and 2003. The health insurance policies are limited to maximum lifetime reimbursements of $2,000,000 per person for 2004, 2003 and 2002. The estimated liability for health insurance claims totaled $2,551,000 and $1,928,000 as of December 31, 2004 and 2003, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for unpaid reported claims and for incurred but not yet reported claims based upon its assessment of lag time in reporting and paying claims.

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

The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. As of December 31, 2004, the Company maintained cash collateral balances of $4.1 million, which is included in other assets.

Letters of Credit

At December 31, 2004, the Company had two letters of credit totaling $650,000, of which $400,000 and $250,000 expire in May 2005 and January 2006, respectively, in place securing its obligations with respect to the Company’s professional liability insurance. The letters of credit are secured by a certificate of deposit, which is included in restricted cash.

401K Retirement Savings Plan

The Company maintains a 401k Retirement Savings Plan (the “401k”), administered by Massachusetts Mutual Life Insurance Company, to provide a tax deferred retirement savings plan to its employees. To qualify, employees must be at least 21 years of age, with twelve months of continuous employment and must work at least twenty hours per week. Employee contributions are limited to 1% to 15% of employee compensation. The Company matches 25% of the first 3% of employee contributions. For the years ended December 31, 2004, 2003, and 2002, expense of $289,000, $303,000 and $312,000, respectively, associated with the Company’s matching is included in the consolidated statements of operations.

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

In the fourth quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act reduces Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in January 2004 and others beginning in January 2005.

Effective January 1, 2004, a provision in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 required that reimbursement for virtually all durable medical equipment (“DME”) and infusion drugs used with DME be frozen at the reimbursement level in effect on October 1, 2003. The freeze will remain in effect until the roll out of a national competitive bidding system scheduled to begin in 2007. The competitive bidding for DME will be required in the top ten (10) Metropolitan Statistical Areas (MSAs) in 2007 with the next 80 MSAs scheduled for roll out in 2009. In addition, in January 2005, the Medicare reimbursement for 16 durable medical equipment items was reduced to the median rate of Federal Employee Health Benefit Plan (“FEHBP”) fee schedule. Reimbursement for home oxygen was also scheduled to be reduced in January 2005 to the median rate of the FEHBP schedule, but this change has not occurred. As mandated by the Act, the OIG conducted a study to determine the median FEHBP rates for home oxygen. The 2005 fee schedule for home oxygen was issued by Centers for Medicare and Medicaid Services upon the finalization of this study and will be effective no later than April 8, 2005. Prior to the effective date of this modified fee schedule, home oxygen was reimbursed at the 2004 rates. Management is currently in the process of assessing the magnitude of the financial impact of the 2005 fee schedule for home oxygen, but anticipates the impact will materially and adversely impact the Company’s operating results and condition.

Also effective January 1, 2004 a provision in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 required that the reimbursement rate for inhalation drugs used with a nebulizer be reduced from 95% of the average wholesale price (AWP) to 80% of AWP. Beginning January 1, 2005, the reimbursement for inhalation drugs will be further reduced to the average manufacturer’s sales price plus six percent (ASP + 6%) plus a dispensing fee of $57.00 per monthly prescription.

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

On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. At December 31, 2004, the Company also paid the relator’s attorneys fees and expenses. Pursuant to the Approved Plan, the amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement. At December 31, 2004, the Company has liabilities of $3,529,000 for its future obligations pursuant to the Government Settlement of which $1,529,000 is classified as a current liability and $2,000,000 is included in other noncurrent liabilities on the accompanying consolidated balance sheet.

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

An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2001	2,579,339	$5.47
Granted	—	—
Exercised	(40,000)	0.27
Canceled	(23,200)	5.61

Outstanding at December 31, 2002	2,516,139	$5.55
Granted	—	—
Exercised	(10,000)	0.17
Canceled	(112,401)	5.76

Outstanding at December 31, 2003	2,393,738	$5.56
Granted	750,000	1.70
Exercised	(650,000)	0.49
Canceled	(64,000)	10.73

Outstanding at December 31, 2004	2,429,738	$5.59

Options granted under the 1991 Plan as of December 31, 2004 have the following characteristics:

					Weighted Average
			Weighted Average		Exercise Price of
			Remaining	Options Exercisable	Options Exercisable
Options		Weighted Average	Contractual Life in	at December 31,	at December 31,
Outstanding	Exercise Prices	Exercise Price	Years	2004	2004
171,188	$15.83 to $ 20.67	$16.54	0.05	171,188	$16.54
268,500	$17.50	$17.50	1.04	268,500	$17.50
53,500	$21.50	$21.50	2.16	53,500	$21.50
601,550	$2.13 to $18.13	$5.63	3.78	601,550	$5.63
310,000	$0.56	$0.56	4.86	310,000	$0.56
240,000	$0.17 to $ 0.30	$0.18	5.85	240,000	$0.18
35,000	$0.80	$0.80	6.87	35,000	$0.80
750,000	$1.31 to $ 1.80	$1.70	9.30	337,500	$0.79

2,429,738				2,017,238

Options granted during 1996 have a two year vesting period and expire in ten years. Options granted during 1997 have two and three year vesting periods and expire in ten years. Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. As of December 31, 2004, shares available for future grants of options under the 1991 Plan total 141,371.

     Options granted under the 1991 Plan as of December 31, 2003 have the following characteristics:

					Weighted Average
			Weighted Average		Exercise Price of
			Remaining	Options Exercisable	Options Exercisable
Options		Weighted Average	Contractual Life in	at December 31,	at December 31,
Outstanding	Exercise Prices	Exercise Price	Years	2003	2003
30,000	$10.04	$10.04	.48	30,000	$10.04
174,188	$15.83 to $20.67	$16.54	1.05	174,188	$16.54
273,000	$17.50	$17.50	2.05	273,000	$17.50
58,500	$21.50	$21.50	3.16	58,500	$21.50
708,050	$2.13 to $ 18.13	$5.25	4.80	708,050	$5.25
407,000	$0.56	$0.56	5.87	407,000	$0.56
708,000	$0.17 to $ 0.54	$0.18	6.85	708,000	$0.18
35,000	$0.80	$0.80	7.88	26,250	$0.80

2,393,738				2,384,988

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

An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2001	287,500	2.96
Granted	15,000	0.15
Canceled	(82,500)	4.64

Outstanding at December 31, 2002	220,000	2.13
Granted	80,000	1.29
Canceled	—	—

Outstanding at December 31, 2003	300,000	$1.91
Granted	100,000	2.32
Exercised	(20,000)	0.30

Outstanding at December 31, 2004	380,000	$2.11

     Options granted under the 1995 Plan as of December 31, 2004 have the following characteristics:

					Weighted Average
			Weighted Average		Exercise Price of
			Remaining	Options Exercisable	Options Exercisable
Options		Weighted Average	Contractual Life in	at December 31,	at December 31,
Outstanding	Exercise Prices	Exercise Price	Years	2004	2004
6,000	$19.67	$19.67	1.00	6,000	$19.67
6,000	$26.25	$26.25	2.00	6,000	$26.25
6,000	$21.06	$21.06	3.00	6,000	$21.06
6,000	$1.69	$1.69	4.00	6,000	$1.69
6,000	$0.53	$0.53	5.00	6,000	$0.53
140,000	$0.20 to $ 0.30	$0.26	5.61	140,000	$0.26
15,000	$0.75	$0.75	7.00	15,000	$0.75
15,000	$0.15	$0.15	8.00	15,000	$0.15
80,000	$1.29	$1.29	9.00	80,000	$1.29
100,000	$1.18 to $ 3.46	$2.32	9.72	100,000	$2.32

380,000				380,000

The options are fully vested upon issuance and expire ten years from date of issuance.

The Company has adopted the disclosure provisions of SFAS No. 123 as amended and SFAS No. 148. Accordingly, no compensation cost has been recognized for the stock option plans because no options have been issued with an exercise price different from the options’ fair value at the grant date.

The grant date weighted average fair value of options granted were $1.77, $1.29 and $0.12 for 2004, 2003, and 2002, respectively.

The fair value of each option issued under the 1991 Plan and the 1995 Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	154%	153%	132%
Expected lives	5 years	5 years	5 years
Risk-free interest rate range	3.51%	0.9%	2.78%

Options granted under the 1995 Plan as of December 31, 2003 have the following characteristics:

					Weighted Average
			Weighted Average		Exercise Price of
			Remaining	Options Exercisable	Options Exercisable
Options		Weighted Average	Contractual Life in	at December 31,	at December 31,
Outstanding	Exercise Prices	Exercise Price	Years	2003	2003
6,000	$19.67	$19.67	2.0	6,000	$19.67
6,000	$26.25	$26.25	3.0	6,000	$26.25
6,000	$21.06	$21.06	4.0	6,000	$21.06
6,000	$1.69	$1.69	5.0	6,000	$1.69
6,000	$0.53	$0.53	6.0	6,000	$0.53
160,000	$0.17 to $ 0.30	$0.25	6.6	160,000	$0.25
15,000	$0.75	$0.75	8.0	15,000	$0.75
15,000	$0.15	$0.15	9.0	15,000	$0.15
80,000	$1.29	$1.29	10.0	80,000	$1.29

300,000				300,000

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

Pursuant to the Approved Plan, the Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject the warrants held by the Lenders. The Lenders now are entitled to an additional unsecured claim of approximately $846,000, which is the judicially determined value of the warrants as of July 30, 2002, the date immediately prior to the Company’s bankruptcy filing and is recorded as a component of other accrued expenses on the consolidated balance sheets at December 31, 2004 and 2003. The difference between the original amount recorded and the value of the warrants as determined by the Bankruptcy Court is recorded as an expense in the accompanying consolidated statement of operations for the year ended December 31, 2003. The warrant holders have appealed the value determined in this ruling. If the appeal is successful, the Company’s unsecured debt could increase which could materially adversely affect the Company’s cash flow and results from operations.

Preferred Stock

The Company’s certificate of incorporation was amended in 1996 to authorize the issuance of up to 5,000,000 shares of preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each such series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations or restrictions thereof. As of December 31, 2004, no preferred shares have been issued.

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

The following information is necessary to calculate income (loss) per share for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Income before cumulative effect of change in accounting principle	$13,231,000	$14,025,000	$7,331,000

Cumulative effect of change in accounting principle	—	—	(68,485,000)

Net income (loss)	$13,231,000	$14,025,000	$(61,154,000)

Weighted average common shares outstanding	16,481,000	16,368,000	16,358,000
Effect of dilutive options and warrants	585,000	2,632,000	2,249,000

Adjusted diluted common shares outstanding	17,066,000	19,000,000	18,607,000

Income per common share before cumulative effect of change in accounting principle
- Basic	$0.80	$0.86	$0.45

- Diluted	$0.78	$0.74	$0.39

Cumulative effect of change in accounting principle per common share
- Basic	$—	$—	$(4.19)

- Diluted	$—	$—	$(3.68)

Net income (loss) per common share
- Basic	$0.80	$0.86	$(3.74)

- Diluted	$0.78	$0.74	$(3.29)

For the years ended December 31, 2004, 2003 and 2002, approximately 1,754,000, 1,268,000 and 1,823,000 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

12.	INCOME TAXES

The provision for (benefit from) income taxes are comprised of the following components:

	For the Years Ended December 31,
	2004	2003	2002
Current
Federal	$—	$—	$(2,112,000)
State	50,000	400,000	200,000

	50,000	400,000	(1,912,000)

Deferred
Federal	—	—	—
State	—	—	—

	—	—	—

Provision for (benefit from) income taxes	$50,000	$400,000	$(1,912,000)

The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal income tax rate to income (loss) from operations before income taxes and cumulative effect of change in accounting principle is attributable to the following:

	For the Years Ended December 31,
	2004	2003	2002
Provision for federal income taxes at statutory rate	$4,648,000	$5,049,000	$1,897,000
State income taxes, net of federal tax benefit	33,000	260,000	582,000
Valuation allowance	(4,989,000)	(6,657,000)	(4,513,000)
Other, principally non-deductible goodwill and other expenses	358,000	1,748,000	122,000

Provision for (benefit from) income taxes	$50,000	$400,000	$(1,912,000)

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,
	2004	2003
Current deferred tax assets:
Accrued restructuring liabilities	$702,000	$336,000
Accounts receivable reserves	6,531,000	6,809,000
Accrued liabilities and other	4,699,000	4,893,000

	11,932,000	12,038,000
Less valuation allowance	(11,932,000)	(12,038,000)

Net current deferred tax assets	$—	$—

Noncurrent deferred tax assets (liabilities):
Financial reporting amortization in excess of tax amortization	$13,708,000	$17,842,000
Net operating loss carryforwards	61,634,000	55,550,000
Noncurrent asset valuation reserves	437,000	533,000
Other	2,859,000	4,324,000
Acquisition costs	(2,739,000)	(2,739,000)
Tax depreciation in excess of financial reporting depreciation	(15,339,000)	(12,447,000)

	60,560,000	63,063,000
Less valuation allowance	(60,560,000)	(63,063,000)

Net noncurrent deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $131,744,000 prior to the expiration of the federal net operating loss carryforwards beginning in 2019. Taxable loss for the year ended December 31, 2004 is estimated to be $10,535,000, and taxable loss for the year ended December 31, 2003 was $12,697,000. Based upon the historical taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences; thus, the Company recorded a valuation allowance to fully reserve all net deferred tax assets as of December 31, 2004 and 2003.

At December 31, 2004 the Company had federal net operating loss carryforwards of approximately $131,744,000 available to offset future taxable income. These net operating loss carryforwards expire in varying amounts beginning in 2019.

The Company received a federal tax refund of $2.1 million during 2002. The refund resulted from the carry back of additional net operating losses as provided by the enactment of the Job Creation and Workers Assistance Act of 2002.

During 2004, the Company was notified by the Internal Revenue Service that the federal tax return for the year ended December 31, 2001, would be submitted to Joint Committee for review and determination of whether the return will be examined or accepted without examination. Management does not believe that the Joint Committee review or any potential future examination will result in additional material current tax liability.

13.	INSURANCE

The Company maintains a commercial general liability policy which is on a claims-made basis. This insurance is renewed annually and includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1.0 million per claim with a $5.0 million product liability annual aggregate and a $5.0 million general liability annual aggregate. The Company has a professional liability policy on a claims-made basis and is renewable annually with per claim coverage limits of up to $1.0 million per claim and $5.0 million in the aggregate. The Company retains the first $100,000 of risk exposure for each professional or general liability claim subject to $500,000 in the aggregate. The defense costs are included within the limits of insurance. The Company also maintains excess liability coverage with limits of $20.0 million per claim and $20.0 million in the aggregate. Management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as an additional insured. However, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage. The Company is insured for auto liability coverage for $1.0 million per accident. The Company retains the first $250,000 of risk exposure for each claim.

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

A partner in the law firm of Harwell Howard Hyne Gabbert & Manner, P.C. (“H3GM”), which the Company engages to render legal advice in a variety of activities, was a director of the Company until July 2002. The Company paid H3GM $852,000 during 2002.

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

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following are the Company’s 2004, 2003 and 2002 quarterly financial information (amounts in thousands, except per share data):

	First	Second	Third	Fourth		Full
2004	Quarter	Quarter	Quarter	Quarter		Year
Revenues, net	$84,773	$83,312	$83,502	$84,236		$335,823

Income from operations before income taxes	1,059	1,136	3,110	8,114	[1,2]	13,939

Provision for income taxes	100	100	100	(250)		50

Net income	$959	$1,036	$3,010	$8,226	[1,2]	$13,231

Net income per common share
- Basic	$0.06	$0.06	$0.18	$0.49		$0.80

- Diluted	$0.06	$0.06	$0.18	$0.48		$0.78

1)	Includes reductions of the inventory valuation allowance of $546,000.

2)	Includes reductions of the management incentive accrual of $952,000.

	First	Second	Third	Fourth		Full
2003	Quarter	Quarter	Quarter	Quarter		Year
Revenues, net	$82,507	$82,864	$83,893	$86,917		$336,181

Income from operations before income taxes	4,437	4,620	526	4,842	[1,2]	14,425

Provision for income taxes	100	100	100	100		400

Net income	$4,337	$4,520	$426	$4,742	[1,2]	$14,025

Net income per common share
- Basic	$0.26	$0.28	$0.03	$0.29		$0.86

- Diluted	$0.24	$0.24	$0.02	$0.25		$0.74

1)	Includes changes in estimates resulting in reversals of accruals to income of $500,000 for pre-bankruptcy liabilities and $394,000 for self-insurance accruals.

2)	Includes an accrual of $509,000 of expenses related to billing centers closed in 2003.

(Continued)

	First	Second	Third	Fourth	Full
2002	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$79,812	$79,079	$79,028	$81,713	$319,632

Income (loss) from operations before income taxes and cumulative effect of change in accounting principle	(404)	35	(2,304)	8,092	5,419

Provision for (benefit from) income taxes	(2,012)	100	100	(100)	(1,912)

Income (loss) before cumulative effect of change in accounting principle	1,608	(65)	(2,404)	8,192	7,331

Cumulative effect of change in accounting principle	(68,485)	—	—	—	(68,485)

Net (loss) income	$(66,877)	$(65)	$(2,404)	$8,192	$(61,154)

Net income (loss) per common share before change in accounting principle
- Basic	$0.10	$—	$(0.15)	$0.50	$0.45

- Diluted	$0.09	$—	$(0.15)	$0.45	$0.39

Cumulative effect of change in accounting principle per common share
- Basic	$(4.19)	$—	$—	$—	$(4.19)

- Diluted	$(3.66)	$—	$—	$—	$(3.68)

Net income (loss) per common share
- Basic	$(4.10)	$—	$(0.15)	$0.50	$(3.74)

- Diluted	$(3.57)	$—	$(0.15)	$0.45	$(3.29)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

American HomePatient, Inc.
Brentwood, Tennessee

We have audited the consolidated financial statements of American HomePatient, Inc. and subsidiaries (the “Company”) (Debtor-in-Possession from July 31, 2002 to July 1, 2003) as of December 31, 2002, and for the year ended December 31, 2002, and have issued our report thereon dated March 20, 2003 (which expresses an unqualified opinion and includes explanatory paragraphs (a) relating to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002; (b) relating to the Company’s filing for reorganization under Chapter 11 of the Federal Bankruptcy Code; and (c) relating to substantial doubt about the Company’s ability to continue as a going concern); such report is included elsewhere in this Form 10-K for the year ended December 31, 2004. Our audit also included the 2002 financial statement schedules of the Company, listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, the 2002 financial statement schedules, when considered in relation to the 2002 basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
March 20, 2003

S-1

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Column A	Column B	Column C		Column D			Column E
		Additions		Deductions
	Balance at			Write-offs			Balance at
	Beginning	Bad Debt		Net of			End of
Description	of Period	Expense	Other	Recoveries	Other		Period
For the year ended December 31, 2004:	$17,486,000	$10,677,000	$—	$11,251,000	$—		$16,912,000

For the year ended December 31, 2003:	$22,991,000	$10,437,000	$—	$16,121,000	$179,000	(1)	$17,486,000

For the year ended December 31, 2002:	$32,152,000	$11,437,000	$—	$20,598,000	$—		$22,991,000

(1)	Amounts represent reserves recorded as a result of consolidating previously 50% owned joint ventures.

RETAIL INVENTORY RESERVES:

Column A	Column B	Column C		Column D			Column E
		Additions		Deductions
	Balance at						Balance at
	Beginning	Cost of					End of
Description	of Period	Sales	Other	Write-offs	Other		Period
For the year ended December 31, 2004:	$558,000	$146,000	$—	$236,000	$—		$468,000

For the year ended December 31, 2003:	$583,000	$101,000	$—	$126,000	$—		$558,000

For the year ended December 31, 2002:	$1,191,000	$45,000	$—	$123,000	$530,000	(2)	$583,000

(2)	Amounts represent favorable adjustments to cost of sales as a result of the Company’s reassessment of required reserve levels due to reduced inventory exposure at the end of the period.

RENTAL EQUIPMENT RESERVES:

Column A	Column B	Column C		Column D		Column E
		Additions		Deductions
	Balance at					Balance at
	Beginning	Depreciation				End of
Description	of Period	Expense	Other	Write-offs	Other	Period
For the year ended December 31, 2004:	$925,000	$331,000	$—	$220,000	$—	$1,036,000

For the year ended December 31, 2003:	$930,000	$238,000	$—	$243,000	$—	$925,000

For the year ended December 31, 2002:	$1,152,000	$228,000	$—	$450,000	$—	$930,000

S-2

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

10.1	Amended and Restated American HomePatient, Inc. 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed on April 5, 2004).

10.2	1995 Nonqualified Stock Option Plan for Directors.

10.3	Amendment No. 1 to 1995 Nonqualified Stock Option Plan for Directors.

10.4	Agreement of Partnership of Homelink Home Healthcare Partnership dated February 28, 1985, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc., as amended by First Amendment to Agreement of Partnership of Homelink Home Health Care Partnership dated February 28, 1988, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Healthcare Services, Inc. and Second Amendment to Agreement of Partnership of Homelink Home Health Care Partnership dated October 1, 1988, by and between Med-E-Quip Rental and Leasing, Inc.

and Homelink Home Health Care Services, Inc. and Third Amendment to Agreement of Partnership of Homelink Healthcare Partnership dated October 1, 1991, by and between Med-E-Quip Rental and Leasing, Inc. and Homelink Home Health Care Services, Inc. (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement No. 33-89568 on Form S-2).

10.5	Lease and addendum as amended dated October 25, 1995, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc.

10.6	Employment Agreement effective December 1, 2000 between the Company and Joseph F. Furlong, III.

10.7	Form of Promissory Note dated July 1, 2003, by American HomePatient, Inc. and certain of its direct and indirect subsidiaries (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.8	Second Amended and Restated Assignment and Borrower Security Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9	Second Amended and Restated Assignment and Subsidiary Security Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	Amended and Restated Borrower Partnership Security Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11	Amended and Restated Subsidiary Partnership Security Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.12	Second Amended and Restated Borrower Pledge Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.13	Second Amended and Restated Subsidiary Pledge Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.14	Amended and Restated Concentration Bank Agreement dated July 1, 2003, by and between American HomePatient, Inc., PNC Bank, National Association, and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.15	Second Amended and Restated Collection Bank Agreement dated July 1, 2003, by and between American HomePatient, Inc., PNC Bank, National Association, and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16	Amendment No. 1 to Amended and Restated American HomePatient, Inc. 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2005).

10.17	Amendment No. 2 to 1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 8, 2005).

21	Subsidiary List.

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.