Form 10-Q
period 2005-03-31
AMERICAN HOMEPATIENT INC
filed 2005-05-04
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

American HomePatient, Inc.

(exact name of registrant as specified in its charter)

Delaware	0-19532	62-1474680

(State or other jurisdiction of	(Commission	(IRS Employer Identification No.)
incorporation or organization)	File Number)

5200 Maryland Way, Suite 400, Brentwood, Tennessee		37027

(Address of principal executive offices)		(Zip Code)

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

17,362,389

(Outstanding shares of the issuer’s common stock as of April 28, 2005)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
ASSETS	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$9,261,000	$5,772,000
Restricted cash	650,000	650,000
Accounts receivable, less allowance for doubtful accounts of $17,303,000 and $16,912,000, respectively	54,550,000	52,517,000
Inventories, net of inventory valuation allowances of $436,000 and $468,000, respectively	14,740,000	15,947,000
Prepaid expenses and other current assets	5,113,000	6,361,000

Total current assets	84,314,000	81,247,000

Property and equipment	175,646,000	174,761,000
Less accumulated depreciation and amortization	(117,727,000)	(116,756,000)

Property and equipment, net	57,919,000	58,005,000

Goodwill	121,834,000	121,834,000
Investment in joint ventures	6,538,000	6,698,000
Other assets	15,540,000	15,280,000

Total other assets	143,912,000	143,812,000

TOTAL ASSETS	$286,145,000	$283,064,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Continued)

	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2005	2004
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$880,000	$885,000
Accounts payable	20,525,000	17,842,000
Other payables	2,028,000	1,751,000
Short-term note payable	2,472,000	3,663,000
Accrued expenses:
Payroll and related benefits	8,563,000	8,655,000
Insurance, including self-insurance accruals	7,989,000	8,213,000
Other	10,885,000	8,669,000

Total current liabilities	53,342,000	49,678,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	251,033,000	251,033,000
Pre-petition accounts payable	477,000	477,000
Other noncurrent liabilities	63,000	2,071,000

Total noncurrent liabilities	251,573,000	253,581,000

Total liabilities	304,915,000	303,259,000

MINORITY INTEREST	560,000	534,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,132,000 and 17,047,000 shares, respectively	171,000	170,000
Additional paid-in capital	173,743,000	173,588,000
Accumulated deficit	(193,244,000)	(194,487,000)

Total shareholders’ deficit	(19,330,000)	(20,729,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$286,145,000	$283,064,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Sales and related service revenues, net	$34,185,000	$36,867,000
Rental revenues, net	47,303,000	47,853,000

Total revenues, net	81,488,000	84,720,000

EXPENSES:
Cost of sales and related services	19,776,000	18,617,000
Cost of rental revenues, including rental equipment depreciation of $5,705,000 and $5,511,000, respectively	9,549,000	9,343,000
Operating expenses	39,989,000	44,240,000
Bad debt expense	2,689,000	2,819,000
General and administrative	4,199,000	4,289,000
Depreciation, excluding rental equipment, and amortization	813,000	833,000
Interest expense, net	4,290,000	4,650,000
Other income, net	(55,000)	(78,000)

Total expenses	81,250,000	84,713,000

Earnings from unconsolidated joint ventures	1,207,000	1,052,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	1,445,000	1,059,000

Reorganization items	106,000	—

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,339,000	1,059,000

Provision for income taxes	96,000	100,000

NET INCOME	$1,243,000	$959,000

NET INCOME PER COMMON SHARE:
- Basic	$0.07	$0.06

- Diluted	$0.07	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic	17,067,000	16,377,000

- Diluted	17,867,000	17,047,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,243,000	$959,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,518,000	6,344,000
Bad debt expense	2,689,000	2,819,000
Equity in earnings of unconsolidated joint ventures	(741,000)	(553,000)
Minority interest	95,000	70,000
Reorganization items	106,000	—
Reorganization items paid	(157,000)	(475,000)

Change in assets and liabilities:
Accounts receivable	(4,722,000)	(3,421,000)
Inventories	1,207,000	698,000
Prepaid expenses and other current assets	1,248,000	1,806,000
Accounts payable, other payables and accrued expenses	4,911,000	2,205,000
Other assets and liabilities	(2,361,000)	(53,000)
Due to unconsolidated joint ventures, net	901,000	2,276,000

Net cash provided by operating activities	10,937,000	12,675,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(6,339,000)	(7,293,000)

Net cash used in investing activities	(6,339,000)	(7,293,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(Continued)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(69,000)	$(62,000)
Proceeds from exercise of employee stock options	156,000	—
Principal payments on long-term debt and capital leases	(5,000)	(722,000)
Principal payments on short-term note payable	(1,191,000)	—
Restricted cash	—	(250,000)

Net cash used in financing activities	(1,109,000)	(1,034,000)

INCREASE IN CASH AND CASH EQUIVALENTS	3,489,000	4,348,000

CASH AND CASH EQUIVALENTS, beginning of period	5,772,000	2,571,000

CASH AND CASH EQUIVALENTS, end of period	$9,261,000	$6,919,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$4,270,000	$4,711,000

Cash payments of income taxes	$11,000	$184,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884. American HomePatient, Inc. and subsidiaries (the “Company”) provides home health care services and products consisting primarily of respiratory therapies, infusion therapies and the rental and sale of home medical equipment and home health care supplies. For the three months ended March 31, 2005, these services represented 72%, 12% and 16% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of March 31, 2005, the Company provided these services to patients primarily in the home through 274 centers in 35 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin.

The interim condensed consolidated financial statements of the Company for the three months ended March 31, 2005 and 2004 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at March 31, 2005 and the results of operations and the cash flows for the three months ended March 31, 2005 and 2004.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

Certain reclassifications have been made to the 2004 interim condensed consolidated financial statements to conform to the 2005 presentation.

2. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

The Approved Plan treats the general unsecured debt and the Lenders’ unsecured debt in the same manner. Principal and accrued interest is payable semi-annually in six equal installments (on June 30 and December 31 of each year) beginning December 31, 2003. Interest accrues on this unsecured debt at an annual rate of 8.3675%. In addition to the six scheduled payments, the holders of the unsecured debt also received an estimated prepayment of the Pro Rata Payment (as defined in the Approved Plan) on September 30, 2003. The Company was to make a payment on March 31, 2004 in the amount of 100% of the Company’s Excess Cash Flow for fiscal year 2003, however no payment was made as the Company did not have excess cash flow for fiscal 2003. The Company is required to make payments each March 31 in the amount of two thirds of the Company’s Excess Cash Flow for the previous fiscal year, if any. Additionally, an estimated prepayment was due on September 30, 2004 in an amount equal to one-half of the anticipated March 31, 2005 payment, however no payment was made as the Company did not have excess cash flow for fiscal 2004.

At this time the Company is unable to determine how much, if any, excess cash it will have on hand at December 31, 2005.

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

The Company has made all payments due under the Approved Plan as of March 31, 2005, and has also prepaid some of its obligations thereunder. As of March 31, 2005, the Lenders were owed approximately $251.0 million, comprised of $250.0 million of secured debt and $1.0 million of unsecured debt. The remaining general unsecured claims (excluding the Government Settlement) as of March 31, 2005 were approximately $0.5 million.

The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt and is recorded as a component of other accrued expenses on the consolidated balance sheets. The warrant holders have appealed the damages calculation determined in this ruling. This liability will be paid to the warrant holders if they are unsuccessful in their appeal. If the appeal is successful, the amount owed to the warrant holders could substantially increase, which could materially adversely affect the Company’s cash flow and results from operations. The United States Court of Appeals for the Sixth Circuit has issued a notification that this appeal will be submitted for decision, without oral argument, on June 9, 2005.

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

	Three Months Ended March 31,
	2005	2004
Net income – as reported	$1,243,000	$959,000
Additional compensation expense	(150,000)	(218,000)

Net income – pro forma	$1,093,000	$741,000

Net income per common share - as reported
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

Net income per common share - pro forma
Basic	$0.06	$0.05
Diluted	$0.06	$0.04

4. REORGANIZATION ITEMS

Reorganization items represent expenses that are incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Reorganization items for the three months ended March 31, 2005 were $106,000 and are comprised primarily of professional fees.

5. LIQUIDITY

As discussed in Note 2, on July 1, 2003, the Company’s Approved Plan became effective and the Company emerged from bankruptcy protection. Pursuant to the Approved Plan, as of March 31, 2005 the Company had secured and unsecured debt to the Lenders of $250,000,000 and $1,025,000, respectively. The Company also had unsecured debt of $477,000. The secured debt is evidenced by a promissory note in that amount and is secured by various security agreements.

The accompanying interim condensed consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the year ended December 31, 2004, net cash provided by operating activities was $32,972,000. For the three months ended March 31, 2005, the Company achieved net income of $1,243,000 and had $10,937,000 of cash provided by operating activities.

Total long-term debt and capital leases have decreased by $5,000 from $251,918,000 at December 31, 2004 to $251,913,000 at March 31, 2005. All of the Company’s debt has fixed interest rates, which on a weighted average was 6.8% at March 31, 2005.

The Company has scheduled current debt principal payments of $880,000 and minimum rental obligations of $10.2 million under long-term operating leases due during the twelve months ending March 31, 2006. The Company is also obligated to pay any Excess Cash Flow for application on the Lenders’ secured and unsecured debt as well as to holders of other unsecured debt. During 2003, the Company made payments, including some pre-payments, on the Lenders’ unsecured debt, as well as on other unsecured debt totaling $26.9 million. The Company has the option to apply the pre-payments against future required payments, including the required 2005 payments; however, the Company intends to continue making payments to the Lenders and general unsecured creditors (as defined in the Approved Plan) if it has sufficient cash.

As of March 31, 2005, the Company had approximately $9,261,000 in unrestricted cash and cash equivalents and $30,972,000 of working capital. The Company’s consolidated cash flows from operations for the year ended December 31, 2004 and through March 31, 2005 were sufficient to meet 2004 and year to date 2005 debt and lease obligations. The Company’s future liquidity and capital resources will be materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare reimbursement reductions that became effective January 2004 impacted the Company’s profitability and ability to improve its liquidity and capital resources. The adverse impact that the 2005 reimbursement reductions will have on the Company’s operating results and financial condition will be material in 2005 and beyond. The magnitude of the impact of the reimbursement reductions on the Company’s operating results and financial position will depend upon the success of the Company’s efforts to grow revenues, improve productivity, and reduce costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response” and “Risk Factors – Medicare Reimbursement Reductions. “Management believes that the Company can operate on its existing cash and projected cash flow, and make all payments provided for in the Approved Plan through March 31, 2006. There can be no assurance that the Company’s operations will achieve this projected cash flow. The failure to meet its periodic debt, lease and other financial obligations, or the failure to extend, refinance or repay any of its debt obligations as they become due would have a material adverse effect upon the Company.

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, the level and quality of accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, the majority of which are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $53,357,000 and $50,581,000 at March 31, 2005 and December 31, 2004, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 61 and 55 days at March 31, 2005 and December 31, 2004, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation. The Company’s DSO at March 31, 2005 was impacted negatively by annual patient deductibles during the first quarter of the year and an increase in unbilled revenue resulting from temporary delays in obtaining supporting documentation needed for billing as a result of changes in procedures being implemented during the first quarter of 2005.

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

6. GOVERNMENT INVESTIGATION AND LITIGATION

In 2001, the Company entered into a settlement agreement (the “Government Settlement”) with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, which resolved a false claims action alleging improprieties by the Company during the period from January 1, 1995 through December 31, 1998. Pursuant to the Approved Plan, amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement, and the Company has made all payments due to date under the Government Settlement. A payment of $1.0 million is due in July 2005 and a final payment of $2.0 million is due under the Government Settlement in March 2006. During the three month period ended March 31, 2005, the Company paid $529,000 including interest of $29,000, pursuant to the Government Settlement. At March 31, 2005, the Company had an accrual of $3,008,000 for its remaining obligations pursuant to the Government Settlement, which is classified as a current liability. The accrual related to the Government Settlement is included in other accrued expenses on the accompanying interim condensed consolidated balance sheets at March 31, 2005.

7. NET INCOME PER COMMON SHARE

Net income per share is measured at two levels: basic net income per share and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to stock options and warrants. In computing diluted income per share, the outstanding stock warrants and stock options are considered dilutive using the treasury stock method.

The following information is necessary to calculate net income per share for the periods presented:

	Three Months Ended March 31,
	2005	2004
Net income	$1,243,000	$959,000

Weighted average common shares outstanding	17,067,000	16,377,000
Effect of dilutive options and warrants	800,000	670,000

Adjusted diluted common shares outstanding	17,897,000	17,047,000

Net income per common share
- Basic	$0.07	$0.06

- Diluted	$0.07	$0.06

8. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period for each grant. The statement requires the use of assumptions and judgments about future events and input to valuation models, which will require considerable judgment by management. SFAS No. 123R replaces SFAS No. 123, rescinds SFAS No. 148 and supersedes APB Opinion No. 25. The provisions of SFAS No. 123R are required to be applied by public companies as of the first annual reporting period that begins after June 15, 2005. The Company continued applying APB Opinion No. 25 to equity-based compensation awards through March 31, 2005. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized. The Company is currently evaluating the impact that adoption of the SFAS No. 123R will have on its results of operations and financial position.

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

Introduction

     American HomePatient, Inc. and its subsidiaries (collectively, the “Company”) provide home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of March 31, 2005, the Company provided these services to patients primarily in the home through 274 centers in 35 states.

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

General

     The Company provides home health care services and products to patients through its 274 centers in 35 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors. As a result, prices for the Company’s products and services are set by the payors and not by the Company. Since the Company cannot affect pricing, it can improve operating results primarily by increasing the number of units sold and rented and controlling expenses. It can improve cash flow by limiting the amount of time that it takes to collect payment after delivering products and services. Key indicators of performance include:

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

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. For the three months ended March 31, 2004 and March 31, 2005 bad debt expense as a percentage of net revenue was 3.3%.

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

     Days Sales Outstanding. DSO is a tool used by management to assess collections and the consequent impact on cash flow. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually indicates a breakdown in processes at the billing centers resulting in a disruption in cash collections. A decline in DSO usually results from process improvements and improved cash collections. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. The decrease in DSO in the past three years from 61 in 2002 to 55 in 2004 is due to improved collection results on current billings and improved timeliness in obtaining necessary billing documentation. The Company’s DSO of 61 at March 31, 2005 was impacted negatively in the first quarter of 2005 by annual patient deductibles and temporary delays in obtaining supporting documentation needed for billing as a result of changes in procedures being implemented during the first quarter of 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – HIPAA” and “-Medicaid.”

     Unbilled Revenue. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which reports the amount of sales and rental revenues that have not yet been billed to the payors due to incomplete documentation or the receipt of the Certificate of Medical Necessity (“CMN”) from the providers. At March 31, 2005 and December 31, 2004, the amount of unbilled revenue net of allowances was $13.5 million and $10.8 million, respectively. The increase in unbilled revenue is the result of temporary delays in obtaining supporting documentation needed for billing as a result of changes in procedures being implemented during the first quarter of 2005.

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

During the first quarter of 2005, the Company closed or consolidated three operating centers and opened one operating centers. Management anticipates that further productivity improvements and cost reductions will occur in light of the Medicare reimbursement reductions recently implemented. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”

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

     Reimbursement Changes and the Company’s Response. The reimbursement changes contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) have and will continue to negatively impact the Company’s operating results, liquidity and capital resources. The MMA contained provisions to reduce revenue reimbursements for inhalation drugs, 16 durable medical equipment items and home oxygen. The impact of the reimbursement changes to the Company’s revenues and net income for these items for the first quarter of 2005 was $3.3 million and $4.1 million, respectively.

     A provision in the MMA required that, effective January 1, 2004, the reimbursement rate for inhalation drugs used with a nebulizer be reduced from 95% of the average wholesale price (“AWP”) to 80% of AWP. Revenues for 2004 were reduced by approximately $7.4 million as result of the reduced reimbursement rates for inhalation drugs that became effective January 1, 2004. Effective January 1, 2005, the MMA specifies that the reimbursement for inhalation drugs will be further changed to the average manufacturer’s sales price plus six percent (“ASP + 6%”). In the fourth quarter of 2004, the Centers for Medicare and Medicaid Services (“CMS”) set a monthly dispensing fee of $57 for a 30 day supply and $80 for a 90 day supply of these drugs for the 2005 calendar year. The reimbursement changes that went into effect on January 1, 2005 with respect to the Company’s inhalation drug business (which constituted approximately 12% of the Company’s 2004 revenues) will have a greater negative impact on the Company’s revenues than the inhalation drug reductions that went into effect in 2004. Net income in the first quarter of 2005 was reduced by approximately $3.2 million as a result of the 2005 inhalation drug changes. This net income decrease is comprised of a revenue reduction of approximately $2.4 million and an increase in cost of sales of approximately $0.8 million. As a result of the dispensing fees set by CMS for 2005, the Company intends to continue to provide inhalation drugs to Medicare beneficiaries in 2005. The ability of the Company to continue to provide inhalation drugs after 2005 will depend on the reimbursement schedule to be determined by CMS for 2006 and beyond. Any further reductions in the reimbursement schedule could force providers to exit the inhalation drug business.

     The MMA also froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the start of a competitive bidding process which is scheduled to begin in 2007. At this time, the Company does not know which of its locations will be included in the competitive bidding process.

     In addition, the MMA specified that effective January 1, 2005, the reimbursement for 16 durable medical equipment items and home oxygen would be reduced to the median Federal Employee Health Benefit Plan (“FEHBP”) rates. The reimbursement reductions for the 16 DME items went into effect as scheduled on January 1, 2005 and reduced first quarter revenue and net income by approximately $0.6 million.

     The reimbursement reductions for home oxygen did not go into effect on January 1, 2005. As mandated by the MMA, the Office of Inspector General of the Department of Health and Human Services (“OIG”) conducted a study, which was published on March 30, 2005, to determine the median FEHBP rates for home oxygen. Also on March 30, 2005 the 2005 fee schedule for home oxygen was issued by CMS. These fee schedule amounts were implemented by the Medicare contractors on or about April 2, 2005. All claims for home oxygen furnished on or after January 1, 2005, that are received after the fees are implemented will be paid using the 2005 fee schedule amounts. Claims with dates of service on or after January 1, 2005, that were previously paid using the 2004 fee schedule amounts will not be retroactively adjusted. Approximately 23% of the Company’s 2004 revenues represented home oxygen reimbursed by Medicare. The Company estimates that the 2005 fee schedule for home oxygen will reduce the Company’s Medicare oxygen revenues by approximately 8.9% beginning in the second quarter of 2005. This represents a quarterly decrease in revenues and net income of approximately $1.9 million. The Company’s revenues and net income for the first quarter of 2005 were reduced by approximately $0.3 million to reflect first quarter oxygen claims that were received or will be received by the Medicare contractors after the implementation date. Management is working to counter the impact of the 2005 reimbursement reductions contained in the MMA, including initiatives to grow revenues, improve productivity, and reduce costs.

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

     HIPAA. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance:

•	Privacy Standards had a compliance date of April 14, 2003 – the Company was materially compliant by this date;

•	Transactions and Code Sets Standards required compliance by October 16, 2002, except as extended by one year to October 16, 2003 for providers that filed a compliance extension form by October 15, 2002 – the Company was materially compliant by the final compliance date; and

•	Security Standards which were published in final form on February 2, 2003 and have a compliance date of April 20, 2005 – the Company was materially compliant by this date.

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

     Pursuant to a motion filed by the Company, the Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants held by the Lenders that represented approximately 20% of the Company’s outstanding common stock. The Lenders now are entitled to an additional unsecured claim of approximately $846,000, which is the judicially determined damages stemming from rejection of the warrants as of July 30, 2002, the date immediately prior to the Company’s bankruptcy filing. The warrant holders have appealed the damages determination in this ruling in the United States Court of Appeals for the Sixth Circuit, Case Number 04-5771. The Court of Appeals has issued a notification that this appeal will be submitted for decision, without oral argument, on June 9, 2005. If the appeal is successful, the amount owed to the warrant holders could substantially increase which could materially adversely affect the Company’s cash flow and results from operations.

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

Services and Products

     The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Three Months Ended March 31,
	2005	2004
Home respiratory therapy services	72%	70%
Home infusion therapy services	12	13
Home medical equipment and medical supplies	16	17

Total	100%	100%

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

     Oxygen systems comprised approximately 37% and 35% of the Company’s first quarter 2005 and 2004 revenues, respectively. Inhalation drugs and nebulizers comprised approximately 10% and 2%, respectively, of the Company’s first quarter 2005 revenues and 12% and 3% of the Company’s first quarter 2004 revenues. Respiratory assist devices comprised approximately 18% and 15% of the Company’s first quarter 2005 and 2004 revenues, respectively. All other respiratory products and services comprised approximately 5% of the Company’s first quarter 2005 and 2004 revenues. The Company provides respiratory therapy services at all but six of its 274 centers.

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

     Enteral nutrition services comprised approximately 6% of the Company’s first quarter 2005 and 2004 revenues. Antibiotic therapy, TPN, and pain management and other infusion revenues comprised approximately 6% and 7% of the Company’s first quarter 2005 and 2004 revenues, respectively. Enteral nutrition services are provided at most of the Company’s centers, and the Company currently provides other infusion therapies in 45 of its 274 centers.

     Home Medical Equipment and Medical Supplies. The Company provides a comprehensive line of equipment and supplies to serve the needs of home care patients. Revenues from home equipment and supplies are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment. Sales and rentals of home medical equipment and sales of medical supplies comprised approximately 16% and 17% of the Company’s 2005 and 2004 revenues, respectively.

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

     The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt. The warrant holders have appealed the damages determination in this ruling in the United States Court of Appeals for the Sixth Circuit, Case Number 04-5771. The Court of Appeals has issued a notification that this appeal will be submitted for decision, without oral argument, on June 9, 2005. The outcome of the appeal cannot be predicted, and an adverse ruling could have a material adverse effect on the Company.

     In 2001, the Company entered into a settlement agreement (the “Government Settlement”) with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, which resolved a false claims action alleging improprieties by the Company during the period from January 1, 1995 through December 31, 1998. Pursuant to the Approved Plan, amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement, and the Company has made all payments due to date under the Government Settlement. A payment of $1.0 million is due in July 2005 and a final payment of $2.0 million is due under the Government Settlement in March 2006. During the three month period ended March 31, 2005, the Company paid $529,000 including interest of $29,000, pursuant to the Government Settlement. At March 31, 2005, the Company had an accrual of $3,008,000 for its remaining obligations pursuant to the Government Settlement, which is classified as a current liability. The accrual related to the Government Settlement is included in other accrued expenses on the accompanying interim condensed consolidated balance sheet at March 31, 2005. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Approved Plan.”

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

     Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the creditworthiness and collectibility of amounts due from its patients. Approximately 61% of the Company’s 2005 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided or when merchandise or equipment is delivered to patients. Revenues are recorded net of estimated adjustments for billing errors or other reimbursement adjustments. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as an adjustment to revenue in the year finalized.

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

     The Company’s allowance for doubtful accounts totaled approximately $17.3 million and $16.9 million as of March 31, 2005 and December 31, 2004, respectively.

     Inventory Valuation and Cost of Sales Recognition. Inventories represent equipment and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory on an interim basis at a standard rate, based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. The Company records a valuation allowance for its estimated count adjustments and the difference between inventory actual costs and standard costs. The Company is subject to loss for inventory adjustments in excess of the recorded inventory valuation allowance. The inventory valuation allowance was $0.4 and $0.5 million at March 31, 2005 and December 31, 2004, respectively.

     Rental Equipment Valuation. Rental equipment is rented to patients on a month-to-month basis for use in their homes and is depreciated over the equipment’s estimated useful life. On an annual basis the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated, damaged, or obsolete equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for damaged, outdated, or obsolete equipment. Management records a valuation allowance for its estimated lost, damaged, outdated, or obsolete rental equipment based upon historical adjustment amounts and believes the recorded rental allowance is adequate. The Company is subject to loss for adjustments in excess of its recorded rental equipment valuation allowance. The Company’s rental equipment valuation allowance totaled $1.0 million at March 31, 2005 and December 31, 2004.

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

     Self Insurance. Self-insurance accruals primarily represent management’s loss estimate for self-insurance or large deductible risks associated with workers’ compensation insurance. The Company is insured for workers’ compensation, but retains the first $250,000 of risk exposure for each claim. The Company is not maintaining annual aggregate stop loss coverage for claims made in 2005 and 2004, as such coverage was not available. Judgments used in determining the accruals related to workers’ compensation include loss development factors, frequency of claims, and severity of claims. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The liability for estimated workers’ compensation claims totaled approximately $3.7 million and $3.6 million as of March 31, 2005 and December 31, 2004, respectively. The Company utilizes analyses prepared by a third-party administrator based on historical claims information to support the required liability and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by the third-party administrator.

     The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis. The Company maintained annual aggregate stop loss coverage of $14.4 million for 2004. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2005 and 2004. The estimated liability for health insurance claims totaled approximately $2.1 million and $2.6 million as of March 31, 2005 and December 31, 2004, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred but unpaid reported claims and for incurred but not yet reported claims based upon its assessment of the lag time in reporting and paying claims. Judgments include: assessing historical paid claims; average lags between the claims’ incurred dates, reported dates and paid dates; the frequency of claims; and the severity of claims.

     The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. The Company maintained cash collateral balances of $3.8 million and $4.1 million at March 31, 2005 and December 31, 2004, respectively, related to its self-insured obligations, which is included in other assets.

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

Results of Operations

     The Company reports its revenues as follows: (i) sales and related services revenues; and (ii) rentals and other revenues. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and medical supplies, the sale of aerosol medications and respiratory therapy equipment, and supplies and services related to the delivery of these products. Rental revenues are derived from the rental of home health care equipment, enteral pumps, and equipment related to the provision of respiratory therapies. Cost of sales and related services includes the cost of equipment and drugs and related supplies sold to patients. Cost of rental revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen cylinders, rent expense for leased equipment, and rental equipment depreciation expense and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, division and area management expenses, selling costs, occupancy costs, billing center costs and other operating costs. General and administrative expenses include corporate and senior management expenses. The majority of the Company’s joint ventures are not consolidated for financial statement reporting purposes. Earnings from joint ventures with hospitals represent the Company’s equity in earnings from unconsolidated joint ventures and management and administrative fees from unconsolidated joint ventures.

     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

	Percentage of Revenues
	Three Months Ended March 31,
	2005	2004
Revenues	100.0%	100.0%

Cost of sales and related services	24.3	22.0
Cost of rental revenues, including rental equipment depreciation	11.7	11.0
Operating expenses	49.1	52.2
Bad debt expense	3.3	3.3
General and administrative expense	5.2	5.1
Depreciation, excluding rental equipment, and amortization	1.0	1.0
Interest expense, net	5.3	5.5
Other income, net	—	—

Total expenses	99.9	100.1

Earnings from unconsolidated joint ventures	1.5	1.2

Income from operations before reorganization items and income taxes	1.6	1.1
Reorganization items	0.1	—
Provision for income taxes	0.1	0.1

Net income	1.4%	1.0%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Revenues decreased from $84.7 million for the quarter ended March 31, 2004 to $81.5 million for the same period in 2005, a decrease of $3.2 million, or 3.8%. The 2005 Medicare reimbursement rate changes for inhalation drugs, DME and oxygen reduced revenues by approximately $3.3 million in the first quarter of 2005. Following is a discussion of the components of revenues:

Sales and Related Services Revenues. Sales and related services revenues decreased from $36.9 million for the quarter ended March 31, 2004 to $34.2 million for the same period of 2005, a decrease of $2.7 million, or 7.3%. The 2005 Medicare reimbursement changes reduced sales and related services revenues by approximately $2.5 million in the first quarter of 2005.

Rental Revenues. Rental revenues decreased from $47.9 million for the quarter ended March 31, 2004 to $47.3 million for the same period in 2005, a decrease of $0.6 million, or 1.3%. The 2005 Medicare reimbursement changes reduced rental revenues by approximately $0.8 million in the first quarter of 2005.

Cost of Sales and Related Services. Cost of sales and related services increased from $18.6 million for the quarter ended March 31, 2004 to $19.8 million for the same period in 2005, an increase of $1.2 million, or 6.5%. As a percentage of revenues, cost of sales and related services increased from 22.0% for the quarter ended March 31, 2004 to 24.3% for the same period in 2005. As a percentage of sales and related services revenues, cost of sales and related services increased from 50.5% for the quarter ended March 31, 2004 to 57.9% for the same period in 2005. This increase is primarily attributable to lower gross margins on the Company’s inhalation drug sales in the current quarter, due to lower reimbursements as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Cost of Rental Revenues. Cost of rental revenues increased from $9.3 million for the quarter ended March 31, 2004 to $9.5 million for the same period in 2005, an increase of $0.2 million, or 2.2%. This increase is primarily the result of a higher level of rental equipment depreciation associated with the Company’s growth in rentals of oxygen equipment and respiratory assist devices. As a percentage of revenues, cost of rental revenues increased from 11.0% for the quarter ended March 31, 2004 to 11.7% for the same period in 2005. As a percentage of rental revenues, cost of rental revenue increased from 19.5% for the quarter ended March 31, 2004 to 20.0% for the same period in 2005.

Operating Expenses. Operating expenses decreased from $44.2 million for the quarter ended March 31, 2004 to $40.0 million for the same period in 2005, a decrease of $4.2 million or 9.5%. As a percentage of revenues, operating expenses decreased from 52.2% to 49.1% for the quarters ended March 31, 2004 and 2005, respectively. This decrease is the result of the Company’s initiatives to improve productivity and reduce costs in its billing centers and branches.

Bad Debt Expense. Bad debt expense decreased from $2.8 million for the quarter ended March 31, 2004 to $2.7 million for the same period in 2005, a decrease of $0.1 million, or 3.6%. As a percentage of revenues, bad debt expense was 3.3% for the three months ended March 31, 2004 and 2005.

General and Administrative Expenses. General and administrative expenses decreased from $4.3 million for the quarter ended March 31, 2004 to $4.2 million for the same period in 2005, a decrease of $0.1 million, or 2.3%. This decrease is primarily the result of decreased salary expense. As a percentage of revenues, general and administrative expenses were 5.1% and 5.2% for the quarters ended March 31, 2004 and 2005, respectively.

Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses remained unchanged at $0.8 million for the quarters ended March 31, 2004 and 2005.

Interest Expense, Net. Interest expense, net, decreased from $4.7 million for the quarter ended March 31, 2004 to $4.3 million for the same period in 2005, a decrease of $0.4 million, or 8.5%. The decrease in interest expense, net, is the result of an increase in interest income earned in the three months ended March 31, 2005 and the Company’s decreased long-term debt and capital leases balance.

Other Income, Net. Other income, net, remained unchanged at less than $0.1 million for the quarters ended March 31, 2004 and 2005. Other income, net, primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies.

Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures increased from $1.1 million for the quarter ended March 31, 2004 to $1.2 million for the same period in 2005, an increase of $0.1 million, or 9.1%.

Provision for Income Taxes. The provision for income taxes was $0.1 million for the quarters ended March 31, 2004 and 2005.

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

     The Approved Plan provides that the $250.0 million secured debt matures on July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the Company’s Excess Cash Flow (defined in the Approved Plan as cash and equivalents in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. No payment was due on March 31, 2005 based on the Company’s Excess Cash Flow as of December 31, 2004. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment.

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

     The Company has made all payments due under the Approved Plan as of March 31, 2005, and has also prepaid some of its obligations thereunder. As of March 31, 2005, the Lenders were owed approximately $251.0 million, comprised of $250.0 million of secured debt and $1.0 million of unsecured debt. The remaining general unsecured claims (excluding the Government Settlement and the amounts due to the warrant holders) as of March 31, 2005 were approximately $0.5 million.

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

     The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured claim and is recorded as a component of other accrued expenses on the consolidated balance sheets. The warrant holders have appealed the damages determination in this ruling in the United States Court of Appeals for the Sixth Circuit, Case Number 04-5771. If the Lenders are unsuccessful in their appeal, they will be entitled to receive payment from the Company for damages in the amount of $846,000, which will be treated as a general unsecured claim. If the Lenders’ appeal is successful, the amount owed to the warrant holders could substantially increase, which could materially adversely affect the Company’s cash flow and results from operations. The Company intends to vigorously defend the damages calculation determined by the Bankruptcy Court, but no assurances can be given as to the outcome of the Lenders’ appeal.

     The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand as it has since the Company currently does not have access to a revolving line of credit. At March 31, 2005 the Company had unrestricted cash and cash equivalents of approximately $9.3 million.

     The Company’s principal cash requirements are for working capital, capital expenditures, leases and debt service. The Company has met and intends to continue to meet these requirements with existing cash balances, net cash provided by operations, and other available capital expenditure financing vehicles. Management’s goal is to generate sufficient cash to meet these requirements by increasing profitable revenues, decreasing and controlling expenses, increasing productivity, and improving accounts receivable collections.

     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan for the twelve months ending March 31, 2006. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. There can be no assurance that in such event the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.

     The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $53.4 million and $50.9 million at March 31, 2005 and December 31, 2004, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 61 and 55 days at March 31, 2005 and December 31, 2004, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

     The Company’s future liquidity and capital resources will be materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Trends, Events, and Uncertainties — Reimbursement changes and the Company’s Response.”

     Net cash provided by operating activities was $10.9 million and $10.4 million for the three months ended March 31, 2005 and 2004. Net income increased from $1.0 million for the three months ended March 31, 2004 to $1.2 million for the three months ended March 31, 2005. This increase of $0.2 million is primarily the result of cost reduction efforts. Additions to property and equipment, net were $6.3 million for the three months ended March 31, 2005 compared to $7.3 million for the same period in 2004. Net cash used in financing activities was $1.1 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. The cash used in financing activities for the three months ended March 31, 2005 primarily relates to payments on the Company’s short term note payable of $1.2 million.

Contractual Obligations and Commercial Commitments

The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of March 31, 2005:

						Year 5 &
	Total	Year 1	Year 2	Year 3	Year 4	thereafter
Long-term debt and capital leases	$251,913,000	$880,000	$1,033,000	$—	$—	$250,000,000

Accrued interest on long-term debt	1,461,000	1,461,000	—	—	—	—

Pre-petition accounts payable	477,000	—	477,000	—	—	—

Accrued interest on pre-petition accounts payable	10,000	—	10,000	—	—	—

OIG settlement	3,000,000	3,000,000	—	—	—	—

Accrued interest on OIG settlement	8,000	8,000	—	—	—	—

Operating lease obligations	25,481,000	10,153,000	7,104,000	4,824,000	2,476,000	924,000

Total contractual cash obligations	$282,350,000	$15,502,000	$8,624,000	$4,824,000	$2,476,000	$250,924,000

In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt as well as the pre-petition accounts payable as defined by the Approved Plan. As these payments will be based on excess cash at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the Year 5 and thereafter column per the table above, could require principal payments in Years 1, 2, 3 and 4. At this time the Company is unable to determine how much, if any, excess cash it will have on hand at December 31, 2005. In addition, the Approved Plan allows the Company to use prepayments to reduce and be a credit against any subsequent mandatory payments. The operating lease obligations presented is based on information available as of March 31, 2005.

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

At March 31, 2005, the Company has no off-balance sheet commitments or guarantees outstanding.

At March 31, 2005, the Company had two letters of credit totaling $650,000, of which $400,000 and $250,000 expire in May 2005 and January 2006, respectively, in place securing its obligations with respect to the Company’s professional liability insurance. The letters of credit are secured by a certificate of deposit, which is included in restricted cash.

Risk Factors

     This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.

     Medicare Reimbursement Reductions. In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduces Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in 2004 and others beginning in 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues.” These reductions will have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Dependence on Reimbursement by Third-Party Payors. For the three months ended March 31, 2005, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 52%, 9% and 39%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Substantial Leverage. The Company maintains a significant amount of debt. The secured claim of the Lenders as of March 31, 2005 was $250.0 million. The unsecured claim of the Lenders as of March 31, 2005 was approximately $1.0 million. The amount of general unsecured debt (excluding the Government Settlement) due to other creditors at March 31, 2005 was $0.5 million. Required payments to the Lenders and general unsecured creditors are detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Due to the amount of debt, a substantial portion of our cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes, or competitive pressures and the inability to pay debt would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     Bankruptcy Appeal. On July 1, 2003, the Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Company’s Lenders filed an appeal of the order confirming the Approved Plan to the United States District Court. That court affirmed the order confirming the Approved Plan on September 12, 2003. On October 14, 2003, the Lenders filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. That appeal is pending. If the appeal is successful, it could have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings.”

     Warrant Rejection Appeal. The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt. The warrant holders have appealed the damages calculation determined in this ruling. If the appeal is successful, the amount owed to the warrant holders could substantially increase which could materially adversely affect the Company’s cash flow and results from operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legal Proceedings.”

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

     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, representing DSO of 61 and 55 days as of March 31, 2005 and December 31, 2004, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations – Critical Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”

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

     Role of Managed Care. As managed care plays a significant role in markets in which the Company operates, the Company’s success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue to experience downward pressure as a result of payors’ efforts to contain or reduce the costs of health care by increasing case management review of services, by increasing retrospective payment audits, and by negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, it may experience declining profitability unless the Company also decreases its cost for providing services and increases higher margin services.

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

     HIPAA Compliance. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance:

•	Privacy Standards had a compliance date of April 14, 2003 – the Company was materially compliant by this date;

•	Transactions and Code Sets Standards required compliance by October 16, 2002, except as extended by one year to October 16, 2003 for providers that filed a compliance extension form by October 15, 2002 – the Company was materially compliant by the final compliance date; and

•	Security Standards which were published in final form on February 2, 2003 and have a compliance date of April 20, 2005 – the Company was materially compliant by this date.

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

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period for each grant. The statement requires the use of assumptions and judgments about future events and input to valuation models, which will require considerable judgment by management. SFAS No. 123R replaces SFAS No. 123, rescinds SFAS No. 148 and supersedes APB Opinion No. 25. The provisions of SFAS No. 123R are required to be applied by public companies as of the first annual reporting period that begins after June 15, 2005. The Company continued applying APB

Opinion No. 25 to equity-based compensation awards through March 31, 2005. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized. The Company is currently evaluating the impact that adoption of the SFAS No. 123R will have on its results of operations and financial position.

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

ITEM 4 — CONTROLS AND PROCEDURES

In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s chief executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2005. Based on such evaluation, such officers have concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American HomePatient, Inc.:

We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of March 31, 2005, the related interim condensed consolidated statements of income for the three-month periods ended March 31, 2005 and 2004, and the related interim condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the interim condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying interim condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Nashville, TN
May 4, 2005

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

A description of the Chapter 11 Cases is set forth in Note 2 to the Company’s interim condensed consolidated financial statements contained in this Report and is incorporated herein by reference. All of the civil legal proceedings against the Company were stayed by the Bankruptcy Filing. A summary of the Company’s material legal proceedings that existed as of the Bankruptcy Filing is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Legal Proceedings.”

ITEM 6 — EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No.33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

15.1	Awareness Letter of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.
May 4, 2005	By:	/s/ Stephen L Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant