Form 10-Q
period 2005-06-30
AMERICAN HOMEPATIENT INC
filed 2005-08-10
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2005
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
17,368,389

(Outstanding shares of the issuer’s common stock as of July 29, 2005)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
ASSETS	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$7,305,000	$5,772,000
Restricted cash	650,000	650,000
Accounts receivable, less allowance for doubtful accounts of $16,473,000 and $16,912,000, respectively	55,004,000	52,517,000
Inventories, net of inventory valuation allowances of $443,000 and $468,000, respectively	14,933,000	15,947,000
Prepaid expenses and other current assets	3,894,000	6,361,000

Total current assets	81,786,000	81,247,000

Property and equipment	174,653,000	174,761,000
Less accumulated depreciation and amortization	(116,966,000)	(116,756,000)

Property and equipment, net	57,687,000	58,005,000

Goodwill	121,834,000	121,834,000
Investment in joint ventures	6,273,000	6,698,000
Other assets	15,935,000	15,280,000

Total other assets	144,042,000	143,812,000

TOTAL ASSETS	$283,515,000	$283,064,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2005	2004
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$882,000	$885,000
Accounts payable	18,732,000	17,842,000
Other payables	2,040,000	1,751,000
Short-term note payable	1,379,000	3,663,000
Accrued expenses:
Payroll and related benefits	7,290,000	8,655,000
Insurance, including self-insurance accruals	8,033,000	8,213,000
Other	11,096,000	8,669,000

Total current liabilities	49,452,000	49,678,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	250,003,000	251,033,000
Pre-petition accounts payable	—	477,000
Other noncurrent liabilities	55,000	2,071,000

Total noncurrent liabilities	250,058,000	253,581,000

Total liabilities	299,510,000	303,259,000

MINORITY INTEREST	563,000	534,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,362,000 and 17,047,000 shares, respectively	174,000	170,000
Additional paid-in capital	174,105,000	173,588,000
Accumulated deficit	(190,837,000)	(194,487,000)

Total shareholders’ deficit	(16,558,000)	(20,729,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$283,515,000	$283,064,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Sales and related service revenues, net	$35,343,000	$35,712,000	$69,528,000	$72,579,000
Rental revenues, net	46,274,000	47,592,000	93,577,000	95,445,000

Total revenues, net	81,617,000	83,304,000	163,105,000	168,024,000

EXPENSES:
Cost of sales and related services	19,522,000	17,839,000	39,298,000	36,456,000
Cost of rentals and other revenues, including rental equipment depreciation of $6,240,000, $6,018,000, $11,945,000 and $11,529,000, respectively	10,108,000	9,804,000	19,657,000	19,147,000
Operating expenses	39,227,000	42,357,000	79,216,000	86,597,000
Bad debt expense	2,186,000	3,660,000	4,875,000	6,479,000
General and administrative	4,108,000	4,220,000	8,307,000	8,509,000
Depreciation, excluding rental equipment, and amortization	850,000	804,000	1,663,000	1,637,000
Interest expense, net	4,313,000	4,657,000	8,603,000	9,307,000
Other income, net	(100,000)	(65,000)	(155,000)	(143,000)

Total expenses	80,214,000	83,276,000	161,464,000	167,989,000

Earnings from unconsolidated joint ventures	1,172,000	1,179,000	2,379,000	2,231,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	2,575,000	1,207,000	4,020,000	2,266,000

Reorganization items	81,000	71,000	187,000	71,000

INCOME FROM OPERATIONS BEFORE INCOME TAXES	2,494,000	1,136,000	3,833,000	2,195,000

Provision for income taxes	87,000	100,000	183,000	200,000

NET INCOME	$2,407,000	$1,036,000	$3,650,000	$1,995,000

NET INCOME PER COMMON SHARE:
— Basic	$0.14	$0.06	$0.21	$0.12

— Diluted	$0.13	$0.06	$0.20	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
— Basic	17,345,000	16,437,000	17,207,000	16,407,000

— Diluted	17,950,000	17,017,000	17,917,000	17,007,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,650,000	$1,995,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,608,000	13,166,000
Bad debt expense	4,875,000	6,479,000
Equity in earnings of unconsolidated joint ventures	(1,472,000)	(1,228,000)
Minority interest	185,000	140,000
Reorganization items	187,000	71,000
Reorganization items paid	(201,000)	(747,000)

Change in assets and liabilities:
Accounts receivable	(7,362,000)	(4,441,000)
Inventories	1,014,000	977,000
Prepaid expenses and other current assets	2,467,000	1,633,000
Accounts payable, other payables and accrued expenses	1,597,000	309,000
Other assets and liabilities	(2,989,000)	(139,000)
Due to unconsolidated joint ventures, net	1,897,000	3,530,000

Net cash provided by operating activities	17,456,000	21,745,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(12,971,000)	(14,466,000)

Net cash used in investing activities	$(12,971,000)	$(14,466,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(156,000)	$(103,000)
Proceeds from exercise of employee stock options	521,000	45,000
Principal payments on long-term debt and capital leases	(1,033,000)	(5,952,000)
Principal payments on short-term note payable	(2,284,000)	—
Restricted cash	—	(250,000)

Net cash used in financing activities	(2,952,000)	(6,260,000)

INCREASE IN CASH AND CASH EQUIVALENTS	1,533,000	1,019,000

CASH AND CASH EQUIVALENTS, beginning of period	5,772,000	2,571,000

CASH AND CASH EQUIVALENTS, end of period	$7,305,000	$3,590,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$9,693,000	$9,809,000

Cash payments of income taxes	$92,000	$274,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	BASIS OF PRESENTATION
The interim condensed consolidated financial statements of the Company for the three and six months ended June 30, 2005 and 2004 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at June 30, 2005 and the results of operations and the cash flows for the three and six months ended June 30, 2005 and 2004.
The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income — as reported	$2,407,000	$1,036,000	$3,650,000	$1,995,000
Additional compensation expense	(75,000)	(83,000)	(225,000)	(301,000)

Net income — pro forma	$2,332,000	$953,000	$3,425,000	$1,694,000

Net income per common share — as reported
Basic	$0.14	$0.06	$0.21	$0.12
Diluted	$0.13	$0.06	$0.20	$0.12

Net income per common share — pro forma
Basic	$0.13	$0.06	$0.20	$0.10
Diluted	$0.13	$0.06	$0.19	$0.10
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period for each grant. The statement requires the use of assumptions and judgments about future events and input to valuation models, which will require considerable judgment by management. SFAS No. 123R replaces SFAS No. 123, rescinds SFAS No. 148 and supersedes APB Opinion No. 25. The provisions of SFAS No. 123R are required to be adopted by the Company as of January 1, 2006. The Company continued applying APB Opinion No. 25 to equity-based compensation awards through June 30, 2005. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized. The Company is currently evaluating the impact that adoption of the SFAS No. 123R will have on its results of operations and financial position.
3.	NET INCOME PER COMMON SHARE
Net income per share is measured at two levels: basic net income per share and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to stock options. In computing diluted income per share, the stock options are considered dilutive using the treasury stock method.

The following information is necessary to calculate net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$2,407,000	$1,036,000	$3,650,000	$1,995,000

Weighted average common shares outstanding	17,345,000	16,437,000	17,207,000	16,407,000
Effect of dilutive options	605,000	580,000	710,000	600,000

Adjusted diluted common shares outstanding	17,950,000	17,017,000	17,917,000	17,007,000

Net income per common share
— Basic	$0.14	$0.06	$0.21	$0.12

— Diluted	$0.13	$0.06	$0.20	$0.12

4.	PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE
In 2002 American HomePatient, Inc. filed a voluntary petition for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Filing”). On July 1, 2003, the Company successfully emerged from bankruptcy protection under a Joint Plan of Reorganization (the “Approved Plan”).
Pursuant to the Approved Plan, the Company has long-term debt of $250.0 million, as evidenced by a promissory note to the lenders under a previous senior debt facility (the “Lenders”) that is secured by various security agreements.
The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, beginning March 31, 2005, in the amount of one-third of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The maturity date of the $250.0 million secured debt is July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.
The Approved Plan treats the general unsecured debt and the Lenders’ unsecured debt in the same manner. Principal and accrued interest was paid semi-annually in six equal installments (on June 30 and December 31 of each year) beginning December 31, 2003. Interest accrued on this unsecured debt at an annual rate of 8.3675%. The Company was required to make payments each March 31 in the amount of two thirds of the Company’s Excess Cash Flow for the previous fiscal year, if any, with an estimated prepayment on each September 30 in an amount equal to one-half of the anticipated March 31 payment. The Company made all payments due under the Approved Plan as of June 30, 2005, and also prepaid some of its obligations thereunder. As of

June 30, 2005, all undisputed unsecured debt, other than the damages stemming from the rejection of the warrants as discussed below, has been paid in full. The resolution of disputed claims is anticipated to result in the Company owing additional sums to certain pre-petition creditors.
The Lenders have filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit. Oral argument before the Court of Appeals occurred on July 20, 2005, however no ruling has been issued at this time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events, and Uncertainties — Bankruptcy Appeals.”
The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt and is included in other accrued expenses on the consolidated balance sheets. The warrant holders appealed the damages calculation determined in this ruling. On July 12, 2005, the United States Court of Appeals for the Sixth Circuit affirmed the ruling by the Bankruptcy Court in favor of the Company’s request to reject the warrants and the determination of the damages resulting from the rejection. On July 25, 2005, the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Bankruptcy Appeals.”

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “projects,” “may,” “plan,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the Company’s Approved Plan (as defined in Note 4 to the interim condensed consolidated financial statements), other effects and consequences of the Bankruptcy Filing (as defined in Note 4 to the interim condensed consolidated financial statements), forecasts upon which the Approved Plan is based, business strategy, the ability to satisfy interest expense and principal repayment obligations, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, adoption of, or changes in, accounting policies and practices, existing government regulations and changes in, or the failure to comply with, governmental regulations, legislative proposals for healthcare reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and changes in reimbursement policies. Such statements are not guarantees of future performance and are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.
Overview
     American HomePatient provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of June 30, 2005, the Company provided these services to patients primarily in the home through 269 centers in 35 states.

     The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Six Months Ended June 30,
	2005	2004
Oxygen systems	37%	36%
Inhalation drugs	11	12
Nebulizers	2	3
Respiratory assist devices	19	16
Other respiratory	3	4

Total home respiratory therapy services	72	71

Enteral nutrition services	6	6
Other infusion services	7	6

Total home infusion therapy services	13	12

Total home medical equipment and supplies	15	17

	100%	100%

     Since our services and products are primarily paid for by Medicare, Medicaid and other third-party payors, prices for the Company’s products and services are set by the payors and not by the Company. Thus, we improve operating results primarily by increasing the number of units sold and rented and controlling expenses. We can improve cash flow by limiting the amount of time that it takes to collect payment after delivering products and services. Key indicators of performance include:
     Revenue Growth. Operating in an industry with pre-set prices subject to reimbursement reductions makes it crucial to increase revenues by increasing the volume of sales and rentals. Over the past three years the Company has increased its focus on sales and marketing efforts to improve revenues with mixed results. Improving these efforts will be critical to the Company’s success. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product-line and branch location and region in order to identify geographic or product line weaknesses and take corrective actions. Reductions in reimbursement levels can more than offset an increased volume of sales and rentals. To improve revenue growth, management took a number of actions in the fourth quarter of 2004 including revisions to the sales commission plans for account executives and a restructuring of the sales organization. Additionally, a senior vice president of sales and marketing was hired in February 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events, and Uncertainties — Reimbursement Changes.”
     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. For the six months ended June 30, 2005 and June 30, 2004 bad debt expense as a percentage of net revenue was 3.0% and 3.9%, respectively.
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
     Days Sales Outstanding. DSO is a tool used by management to assess collections and the consequent impact on cash flow. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually indicates a breakdown in revenue management processes resulting in a disruption in cash collections. A decline in DSO usually results from process improvements and improved cash collections. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. Over the past three years, DSO has decreased from 68 days at December 31, 2001 to 55 days at December 31, 2004 due to improved cash collections on current billings and improved timeliness in obtaining necessary billing documentation. The Company’s DSO of 61 days at June 30, 2005 has been impacted negatively by temporary delays in obtaining supporting documentation needed for billing as a result of changes in procedures implemented during the first six months of 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events, and Uncertainties — HIPAA” and
“—Medicaid.”
     Unbilled Revenue. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which reports the amount of sales and rental revenues that have not yet been billed to the payors due to incomplete documentation or the receipt of the Certificate of Medical Necessity (“CMN”) from the providers. Unbilled revenue net of allowances was $10.8 million at December 31, 2004. At March 31, 2005 and June 30, 2005, unbilled revenue net of allowances was $13.5 million and $12.7 million, respectively. The increase in unbilled revenue in the current year is the result of temporary delays in obtaining supporting documentation needed for billing as a result of changes in procedures implemented during the first six months of 2005.
     Productivity and Profitability . As discussed above, the fixed price reimbursement in the Company’s industry makes it particularly important to control expenses. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are productivity analysis and profitability analysis. For instance, management analyzes billing center productivity using measures such as monthly revenue processed per full time equivalent (FTE) and monthly claims processed per FTE, with the goal of increasing productivity and eliminating the resulting excess capacity. Additionally, the Company monitors productivity of its branches by measuring each branches personnel costs against a predetermined productivity standard. This measurement highlights opportunities for improved productivity and reductions in personnel expenses on a branch and area basis. These analyses have enabled the Company to consolidate billing centers, improve productivity at branches and reduce expenses. Moreover, they help identify and standardize best practices and identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have led to the closure or consolidation of locations and to the emphasis on products and new sales initiatives. During the second quarter of 2005, the Company closed or consolidated five branches. Management anticipates that further productivity improvements and cost reductions will occur in light of the Medicare reimbursement reductions recently implemented. Management also took a number of actions during 2004 to improve productivity and reduce costs in the Company’s branches and billing centers. Management estimates that as a result of these cost reduction initiatives, operating expenses were reduced on an annualized run rate basis by approximately $16.4 million as of December 31, 2004 compared to the annualized run rate in effect one year earlier. Management intends to continue to improve productivity and reduce costs during 2005 through a number of initiatives including centralization of certain customer service functions currently residing at the branch level, consolidation of certain billing center functions, and continued productivity improvements in branches and billing centers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties — Reimbursement Changes.”
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
     Reimbursement Changes. The reimbursement changes contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) have and will continue to negatively impact the Company’s operating results, liquidity and capital resources. The MMA contained provisions to reduce revenue reimbursements for inhalation drugs, certain durable medical equipment items and home oxygen.

     The 2005 reimbursement changes associated with the MMA reduced net income for the second quarter by approximately $4.1 million, comprised of $2.9 million in reimbursement reductions and $1.2 million in increased cost of sales. The reimbursement reductions of $2.9 million include reductions in inhalation drugs of $0.6 million, reductions in certain items of durable medical equipment of $0.4 million, and reductions in oxygen of $1.9 million.
     For the six months ended June 30, 2005, reimbursement changes associated with the MMA reduced net income by approximately $8.2 million, comprised of $6.2 million in reimbursement reductions and $2.0 million in increased cost of sales. The reimbursement reductions of $6.2 million include reductions in inhalation drugs of $3.0 million, reductions in certain items of durable medical equipment of $1.0 million, and reductions in oxygen of $2.2 million.
     As specified by the MMA, effective January 1, 2004, the reimbursement rate for inhalation drugs used with a nebulizer was reduced from 95% of the average wholesale price (“AWP”) to 80% of AWP. Revenues for 2004 were reduced by approximately $7.4 million as result of the reduced reimbursement rates for inhalation drugs that became effective January 1, 2004. Effective January 1, 2005, the reimbursement rates for inhalation drugs were further changed to the average manufacturer’s sales price plus six percent (“ASP + 6%”). In the fourth quarter of 2004, the Centers for Medicare and Medicaid Services (“CMS”) set a monthly dispensing fee of $57 for a 30 day supply and $80 for a 90 day supply of these drugs for the 2005 calendar year. The reimbursement changes that went into effect on January 1, 2005 with respect to the Company’s inhalation drug business (which constituted approximately 12% of the Company’s 2004 revenues) reduced net income in the second quarter and six months ended June 30, 2005 by approximately $1.8 million and $5.0 million, respectively. The net income decrease for the second quarter is comprised of a revenue reduction of approximately $0.6 million and an increase in cost of sales of approximately $1.2 million. The net income decrease for the six months is comprised of a revenue reduction of approximately $3.0 million and a cost of sales increase of approximately $2.0 million. As a result of the dispensing fees set by CMS for 2005, the Company intends to continue to provide inhalation drugs to Medicare beneficiaries in 2005. These dispensing fees will expire at the end of 2005. On August 1, 2005, a statement was issued by CMS indicating that the dispensing fee for 2006 will likely be less than the dispensing fee that is in effect for 2005. The ability of the Company to continue to provide inhalation drugs after 2005 will depend upon the amount of the dispensing fee to be determined by CMS for 2006 and beyond. Providers, such as the Company, could be forced to exit the inhalation drug business depending on the magnitude of a reduction in the dispensing fee. Regardless of whether the Company is forced to exit the inhalation drug business, any significant reduction in the dispensing fee will have a material adverse impact on the Company’s operating results and financial condition.
     The MMA also froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the start of a competitive bidding process which is scheduled to begin in 2007. At this time, the Company does not know which of its locations will be included in the competitive bidding process.
     In addition, the MMA specified that effective January 1, 2005, the reimbursement for certain durable medical equipment items and home oxygen would be reduced to the median Federal Employee Health Benefit Plan (“FEHBP”) rates. The reimbursement reductions for the 16 DME items went into effect as scheduled on January 1, 2005 and reduced revenue and net income by approximately $0.4 million in the second quarter of 2005. The reduction in revenue and net income for the six month period was approximately $1.0 million.

     The reimbursement reductions for home oxygen did not go into effect on January 1, 2005. On March 30, 2005 the 2005 fee schedule for home oxygen was issued by CMS. These fee schedule amounts were implemented by the Medicare contractors on or about April 2, 2005. All claims for home oxygen furnished on or after January 1, 2005, that were received after the fees were implemented were paid using the 2005 fee schedule amounts. Claims with dates of service on or after January 1, 2005, that were previously paid using the 2004 fee schedule amounts were not retroactively adjusted. The 2005 fee schedule for home oxygen reduced the Company’s Medicare oxygen revenues by approximately 8.9% beginning in the second quarter of 2005. This represented a decrease in revenues and net income of approximately $1.9 million in the second quarter of 2005. Additionally, the Company’s revenues and net income for the first quarter of 2005 were reduced by approximately $0.3 million to reflect first quarter oxygen claims that were received by the Medicare contractors after the implementation date. Management is working to counter the impact of the 2005 reimbursement reductions contained in the MMA, including initiatives to grow revenues, improve productivity, and reduce costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
     The magnitude of the adverse impact that the MMA’s reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives; nevertheless, the adverse impact will be material in 2005 and beyond.
     HIPAA. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: Privacy Standards; Transactions and Code Sets Standards; and Security Standards. For each set of standards, the Company was materially compliant by the required date.
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
     Medicaid. The Company has experienced delays in reimbursement from several state Medicaid programs. These delays are primarily the result of the state budgetary concerns and state programs becoming compliant with the HIPAA Transaction and Code Sets and/or changing the intermediary contracted by the state to process claims submitted by the providers. Although some states have renewed processing claims, there has been a delay in cash collections by the Company as these states address the processing of backlog claims. There can be no assurance that these delays will not continue. Also, as a result of state budgetary shortfalls, certain states have recently proposed or implemented changes to their respective Medicaid programs that reduce or eliminate reimbursement of certain products provided by the Company. The Company is in the process of assessing the impact of these changes. Reimbursement from state Medicaid programs accounts for approximately 9% of the Company’s year-to-date revenue.

     Bankruptcy Appeals. On July 1, 2003, the Company emerged from bankruptcy pursuant to an Approved Plan. See “Note 4 to Interim Condensed Consolidated Financial Statements.”
     The Lenders have filed an appeal of the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit appealing both the Bankruptcy Court’s determination of the amount of their secured claim and the interest rates on both the secured and unsecured portions of their claims. The case number for this appeal, which is still pending, is 03-6500. Oral argument before the Court of Appeals occurred on July 20, 2005, however no ruling has been issued at this time. The Company intends to continue to vigorously defend the Confirmation Order entered by the Bankruptcy Court and upheld by the District Court, and the Company anticipates additional professional and other fees will be incurred in connection with the appeal process. The outcome of the appeal cannot be predicted, and an adverse ruling could have material adverse effects on the Company. These adverse effects could include, without limitation, adverse changes in the interest rate related to its secured and unsecured debt, a change in the proportion of debt treated as secured debt, issuance of equity securities or an adverse change in the capitalization of the Company to the detriment of equity holders. There can be no assurance as to the extent or nature of the adverse effects of a successful Lenders’ appeal.
     Pursuant to a motion filed by the Company, the Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants held by the Lenders that represented approximately 20% of the Company’s outstanding common stock. The warrant holders now are entitled to an additional unsecured claim of approximately $846,000, which is the judicially determined damages stemming from rejection of the warrants as of July 30, 2002, the date immediately prior to the Company’s bankruptcy filing. The Company has previously accrued the $846,000 damages due the warrant holders which is included in other accrued expenses on the consolidated balance sheets. The warrant holders appealed the damages determination in this ruling to the United States Court of Appeals for the Sixth Circuit, Case Number 04-5771. On July 12, 2005, the United States Court of Appeals for the Sixth Circuit affirmed the ruling by the Bankruptcy Court in favor of the Company’s request to reject the warrants and the determination of the damages resulting from the rejection. On July 25, 2005, the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The Company’s management considers the following accounting policies to be the most critical in relation to the Company’s consolidated financial statements: revenue recognition and allowance for doubtful accounts, inventory valuation and cost of sales recognition, rental equipment valuation, valuation of long-lived assets, valuation of goodwill and other intangible assets, and self insurance accruals. These policies are presented in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Results of Operations
     The Company reports its revenues as follows: (i) sales and related services revenues; and (ii) rentals and other revenues. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and medical supplies, the sale of aerosol medications and respiratory therapy equipment, and supplies and services related to the delivery of these products. Rental revenues are derived from the rental of home health care equipment, enteral pumps, and equipment related to the provision of respiratory therapies. Sales and related services revenues and rentals and other revenues are stated net of contractual allowances and billing adjustments. Cost of sales and related services includes the cost of equipment and drugs and related supplies sold to patients. Cost of rental revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen cylinders, rent expense for leased equipment, and rental equipment depreciation expense and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, division and area management expenses, selling costs, occupancy costs, billing center costs and other operating costs. General and administrative expenses include corporate and senior management expenses. The majority of the Company’s joint ventures are not consolidated for financial statement reporting purposes. Earnings from joint ventures represent the Company’s equity in earnings from unconsolidated joint ventures with hospitals and management and administrative fees from these joint ventures.
     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:
Percentage of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales and related services	23.9	21.4	24.1	21.7
Cost of rental, including rental equipment depreciation	12.4	11.8	12.1	11.4
Operating expenses	48.0	50.8	48.6	51.6
Bad debt expenses	2.7	4.4	3.0	3.9
General and administrative expense	5.0	5.1	5.1	5.1
Depreciation, excluding rental equipment, and amortization	1.0	1.0	1.0	1.0
Interest expense, net	5.3	5.6	5.3	5.5
Other income, net	(0.1)	(0.1)	(0.1)	(0.1)

Total expenses	98.2	100.0	99.1	100.1

Earnings from unconsolidated joint ventures	1.4	1.4	1.5	1.3

Income from operations before reorganization items and income taxes	3.2	1.4	2.4	1.2
Reorganization items	0.1	0.1	0.1	0.0
Provision for income taxes	0.1	0.1	0.1	0.1

Net income	3.0%	1.2%	2.2%	1.1%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Revenues. Revenues decreased from $83.3 million for the quarter ended June 30, 2004 to $81.6 million for the same period in 2005, a decrease of $1.7 million, or 2.0%. The 2005 Medicare reimbursement rate changes for inhalation drugs, certain DME items and oxygen reduced revenues by approximately $2.9 million in the second quarter of 2005. Following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $35.7 million for the quarter ended June 30, 2004 to $35.3 million for the same period of 2005, a decrease of $0.4 million, or 1.1%. The 2005 Medicare reimbursement changes reduced sales and related services revenues by approximately $0.6 million in the second quarter of 2005.
Rental Revenues. Rental revenues decreased from $47.6 million for the quarter ended June 30, 2004 to $46.3 million for the same period in 2005, a decrease of $1.3 million, or 2.7%. The 2005 Medicare reimbursement changes reduced rental revenues by approximately $2.3 million in the second quarter of 2005.
Cost of Sales and Related Services. Cost of sales and related services increased from $17.8 million for the quarter ended June 30, 2004 to $19.5 million for the same period in 2005, an increase of $1.7 million, or 9.6%. As a percentage of revenues, cost of sales and related services increased from 21.4% for the quarter ended June 30, 2004 to 23.9% for the same period in 2005. As a percentage of sales and related services revenues, cost of sales and related services increased from 50.0% for the quarter ended June 30, 2004 to 55.2% for the same period in 2005. This increase is primarily attributable to reduced reimbursement and increased cost of sales of inhalation drugs in the current quarter associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Cost of Rental Revenues. Cost of rental revenues increased from $9.8 million for the quarter ended June 30, 2004 to $10.1 million for the same period in 2005, an increase of $0.3 million, or 3.1%. This increase is primarily the result of a higher level of rental equipment depreciation associated with the Company’s growth in rentals of oxygen equipment and respiratory assist devices. As a percentage of revenues, cost of rental revenues increased from 11.8% for the quarter ended June 30, 2004 to 12.4% for the same period in 2005. As a percentage of rental revenues, cost of rental revenue increased from 20.6% for the quarter ended June 30, 2004 to 21.8% for the same period in 2005. This increase is primarily the result of oxygen reimbursement reductions in the current quarter associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Operating Expenses. Operating expenses decreased from $42.4 million for the quarter ended June 30, 2004 to $39.2 million for the same period in 2005, a decrease of $3.2 million or 7.5%. As a percentage of revenues, operating expenses decreased from 50.8% to 48.0% for the quarters ended June 30, 2004 and 2005, respectively. This decrease is the result of the Company’s initiatives to improve productivity and reduce costs in its branches and billing centers.

Bad Debt Expense. Bad debt expense decreased from $3.7 million for the quarter ended June 30, 2004 to $2.2 million for the same period in 2005, a decrease of $1.5 million, or 40.5%. As a percentage of revenues, bad debt expense was 4.4% and 2.7% for the three months ended June 30, 2004 and 2005, respectively. Bad debt expense in the second quarter of 2004 was negatively impacted by additional accounts receivable reserves recorded as of June 30, 2004. These additional reserves were recorded as a result of a deterioration in the aging of the accounts receivable caused by disruptions and delays in cash collections during the second quarter of 2004. Cash collections in the second quarter of 2004 were impacted by the inability of certain third party payors to effectively process electronic claims due to the implementation of HIPAA Transaction and Code Sets. Subsequent to June 30, 2004, HIPAA-related disruptions and delays in cash collections have been significantly reduced.
General and Administrative Expenses. General and administrative expenses decreased from $4.2 million for the quarter ended June 30, 2004 to $4.1 million for the same period in 2005, a decrease of $0.1 million, or 2.4%. This decrease is primarily the result of decreased salary expense. As a percentage of revenues, general and administrative expenses were 5.1% and 5.0% for the quarters ended June 30, 2004 and 2005, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses increased from $0.8 million to $0.9 million for the quarters ended June 30, 2004 and 2005, respectively.
Interest Expense, Net. Interest expense, net, decreased from $4.7 million for the quarter ended June 30, 2004 to $4.3 million for the same period in 2005, a decrease of $0.4 million, or 8.5%. The decrease in interest expense, net, is the result of an increase in interest income earned in the three months ended June 30, 2005 compared to the same period in 2004 and a decrease in the Company’s outstanding unsecured debt.
Other Income, Net. Other income, net, remained unchanged at $0.1 million for the quarters ended June 30, 2004 and 2005. Other income, net, primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures remained unchanged at $1.2 million for the quarters ended June 30, 2004 and 2005.
Provision for Income Taxes. The provision for income taxes was $0.1 million for the quarters ended June 30, 2004 and 2005.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Revenues. Revenues decreased from $168.0 million for the six months ended June 30, 2004 to $163.1 million for the same period in 2005, a decrease of $4.9 million, or 2.9%. The 2005 Medicare reimbursement rate changes for inhalation drugs, certain DME items and oxygen reduced revenues by approximately $6.2 million for the first six months of 2005. Following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $72.6 million for the six months ended June 30, 2004 to $69.5 million for the same period of 2005, a decrease of $3.1 million, or 4.3%. The 2005 Medicare reimbursement changes reduced sales and related services revenues by approximately $3.2 million for the first six months of 2005.
Rental Revenues. Rental revenues decreased from $95.4 million for the six months ended June 30, 2004 to $93.6 million for the same period in 2005, a decrease of $1.8 million, or 1.9%. The 2005 Medicare reimbursement changes reduced rental revenues by approximately $3.0 million for the first six months of 2005.
Cost of Sales and Related Services. Cost of sales and related services increased from $36.5 million for the six months ended June 30, 2004 to $39.3 million for the same period in 2005, an increase of $2.8 million, or 7.7%. As a percentage of revenues, cost of sales and related services increased from 21.7% for the six months ended June 30, 2004 to 24.1% for the same period in 2005. As a percentage of sales and related services revenues, cost of sales and related services increased from 50.2% for the six months ended June 30, 2004 to 56.5% for the same period in 2005. This increase is primarily attributable to reduced reimbursement and increased cost of sales of inhalation drugs in the first six months of 2005 associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Cost of Rental Revenues. Cost of rental revenues increased from $19.1 million for the six months ended June 30, 2004 to $19.7 million for the same period in 2005, an increase of $0.6 million, or 3.1%. This increase is primarily the result of a higher level of rental equipment depreciation associated with the Company’s growth in rentals of oxygen equipment and respiratory assist devices. As a percentage of revenues, cost of rental revenues increased from 11.4% for the six months ended June 30, 2004 to 12.1% for the same period in 2005. As a percentage of rental revenues, cost of rental revenue increased from 20.0% for the six months ended June 30, 2004 to 21.0% for the same period in 2005. This increase is primarily the result of oxygen reimbursement reductions in the first six months of 2005 associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Operating Expenses. Operating expenses decreased from $86.6 million for the six months ended June 30, 2004 to $79.2 million for the same period in 2005, a decrease of $7.4 million or 8.5%. As a percentage of revenues, operating expenses decreased from 51.6% to 48.6% for the six months ended June 30, 2004 and 2005, respectively. This decrease is the result of the Company’s initiatives to improve productivity and reduce costs in its branches and billing centers.
Bad Debt Expense. Bad debt expense decreased from $6.5 million for the six months ended June 30, 2004 to $4.9 million for the same period in 2005, a decrease of $1.6 million, or 24.6%. As a percentage of revenues, bad debt expense was 3.9% and 3.0% for the six months ended June 30, 2004 and 2005, respectively. Bad debt expense in the first six months of 2004 was negatively impacted by additional accounts receivable reserves recorded as of June 30, 2004. These additional reserves were recorded as a result of a deterioration in the aging of the accounts receivable caused by disruptions and delays in cash collections during the second quarter of 2004. Cash collections in the first six months of 2004 were impacted by the inability of certain third party payors to effectively process electronic claims due to the implementation of HIPAA Transaction and Code Sets. Subsequent to June 30, 2004, HIPAA-related disruptions and delays in cash collections have been significantly reduced.

General and Administrative Expenses. General and administrative expenses decreased from $8.5 million for the six months ended June 30, 2004 to $8.3 million for the same period in 2005, a decrease of $0.2 million, or 2.4%. This decrease is primarily the result of decreased salary expense. As a percentage of revenues, general and administrative expenses were 5.1% for the six months ended June 30, 2004 and 2005.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses increased from $1.6 million to $1.7 million for the six months ended June 30, 2004 and 2005, respectively.
Interest Expense, Net. Interest expense, net, decreased from $9.3 million for the six months ended June 30, 2004 to $8.6 million for the same period in 2005, a decrease of $0.7 million, or 7.5%. The decrease in interest expense, net, is the result of an increase in interest income earned in the six months ended June 30, 2005 compared to the same period in 2004 and a decrease in the Company’s outstanding unsecured debt.
Other Income, Net. Other income, net, increased from $0.1 million to $0.2 million for the six months ended June 30, 2004 and 2005, respectively. Other income, net, primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures increased from $2.2 million for the six months ended June 30, 2004 to $2.4 million for the same period in 2005, an increase of $0.2 million, or 9.1%.
Provision for Income Taxes. The provision for income taxes was $0.2 million for the six months ended June 30, 2004 and 2005.
Liquidity and Capital Resources
     You are encouraged to read this discussion of Liquidity and Capital Resources in conjunction with the description of the Bankruptcy Filing and the resulting Approved Plan. See “Note 4 to Interim Condensed Consolidated Financial Statements”.
     Pursuant to the Approved Plan, the Company has long-term debt of $250.0 million, as evidenced by a promissory note to the Lenders that is secured by various security agreements.
     The Approved Plan provides that the $250.0 million secured debt matures on July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of one-third of the Company’s Excess Cash Flow (defined in the Approved Plan as cash and equivalents in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. No payment was due on March 31, 2005 as the Company did not have Excess Cash Flow as of December 31, 2004. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment.

     The Approved Plan provides that the general unsecured debt and the unsecured debt of the Lenders matures on June 30, 2006. The Approved Plan provides that interest is payable monthly on the general unsecured debt and the unsecured debt of the Lenders at a rate of 8.3675% per annum. Principal is payable in six equal semi-annual installments on June 30 and December 31 of each year beginning December 31, 2003. The Approved Plan also provides that principal was payable on the general unsecured debt and the unsecured debt of the Lenders on March 31, 2004 in the amount of 100% of the Company’s Excess Cash Flow for fiscal 2003 and on March 31 of each year thereafter in the amount of two-thirds of the Company’s Excess Cash Flow for the previous fiscal year-end. An estimated prepayment of the Company’s Excess Cash Flow payment is due on September 30 of each year in an amount equal to one-half of the anticipated March payment.
     The Approved Plan allows the Company to make prepayments to holders of unsecured debt, either in whole or in part, at any time without penalty, which prepayments reduce and are a credit against any subsequent mandatory payments.
     The Company has made all payments due under the Approved Plan as of June 30, 2005, and has also prepaid some of its obligations thereunder. As of June 30, 2005, the Lenders were owed approximately $250.8 million, comprised of $250.0 million of secured debt and $0.8 million of unsecured debt related to damages associated with rejection of warrants. The remaining general unsecured claims (excluding the Government Settlement) were paid in full as of June 30, 2005.
     The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of June 30, 2005, the Company had unrestricted cash and cash equivalents of approximately $7.3 million.
     The Company’s principal cash requirements are for working capital, capital expenditures, leases, and debt service. The Company has met and believes it can continue to meet these cash requirements with existing cash balances, net cash provided by operations, and other available capital expenditure financing vehicles. Management’s goal is to generate sufficient cash to meet these requirements by increasing profitable revenues, decreasing and controlling expenses, increasing productivity, and improving accounts receivable collections.
     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan for the twelve months ending June 30, 2006. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. In addition, an adverse ruling in the Lenders’ appeal of the confirmation order described in Note 4 to the Financial Statements could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.

     The Company’s future liquidity will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $53.9 million and $50.9 million at June 30, 2005 and December 31, 2004, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 61 days and 55 days at June 30, 2005 and December 31, 2004, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources has been, and will continue to be, materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Trends, Events, and Uncertainties - Reimbursement Changes.”
     Net cash provided by operating activities was $17.5 million and $21.7 million for the six months ended June 30, 2005 and 2004. Net income increased from $2.0 million for the six months ended June 30, 2004 to $3.7 million for the six months ended June 30, 2005. This increase of $1.7 million is primarily the result of cost reduction efforts. Additions to property and equipment, net were $13.0 million for the six months ended June 30, 2005 compared to $14.5 million for the same period in 2004. Net cash used in financing activities was $3.0 million and $6.3 million for the six months ended June 30, 2005 and 2004, respectively. The cash used in financing activities for the six months ended June 30, 2005 includes payments on the Company’s short term note payable of $2.3 million associated with the Company’s insurance financing and principal payments on the Lenders unsecured debt of $1.0 million.

Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of June 30, 2005:

	Twelve Months Ending June 30,					After
	Total	2006	2007	2008	2009	June 30, 2009
Long-term debt and capital leases	$250,886,000	$882,000	$4,000	$—	$—	$250,000,000

Interest on long-term debt	67,852,000	16,963,000	16,963,000	16,963,000	16,963,000	—

OIG settlement	3,000,000	3,000,000	—	—	—	—

Interest on OIG settlement	14,000	14,000	—	—	—	—

Operating lease obligations	22,736,000	9,319,000	6,559,000	4,179,000	2,062,000	617,000

Total contractual cash obligations	$344,488,000	$30,178,000	$23,526,000	$21,142,000	$19,025,000	$250,617,000

In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt as defined by the Approved Plan. As these payments will be based on excess cash at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the After June 30, 2009 column per the table above, could require principal payments in the Twelve Months Ending June 30, 2006, 2007, 2008, and 2009. At this time the Company is unable to determine how much, if any, excess cash it will have on hand at December 31, 2005. In addition, the Approved Plan allows the Company to use prepayments to reduce and be a credit against any subsequent mandatory payments. Interest on the long-term debt in the above table represents the maximum interest payments on the principle balance of $250.0 million in the event the Company does not make any excess cash flow payments or pre-payments in the twelve months ending June 30, 2006, 2007, 2008, and 2009.
Long-term debt is comprised primarily of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Capital leases consist primarily of leases of office equipment.
Operating leases are non-cancelable leases on certain vehicles, buildings and equipment.
The OIG Settlement represents the settlement regarding the alleged billing improprieties by the Company during the period from January 1, 1995 through December 31, 1998.
The operating lease obligations presented is based on information available as of June 30, 2005.
At June 30, 2005, the Company has no off-balance sheet commitments or guarantees outstanding.

At June 30, 2005, the Company had two letters of credit totaling $650,000, of which $400,000 and $250,000 expire in May 2006 and January 2006, respectively, securing its obligations with respect to the Company’s professional liability insurance. The letters of credit are secured by a certificate of deposit, which is included in restricted cash.
Risk Factors
     This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.
     Medicare Reimbursement Reductions. In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduces Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in 2004 and others beginning in 2005. These reductions will have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties — Reimbursement Changes.”
     Dependence on Reimbursement by Third-Party Payors. For the six months ended June 30, 2005, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 52%, 9% and 39%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Substantial Leverage. The Company maintains a significant amount of debt. The secured claim of the Lenders as of June 30, 2005 was $250.0 million. The unsecured claim of the Lenders as of June 30, 2005 was approximately $0.8 million. Required payments to the Lenders are detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Due to the amount of debt, a substantial portion of the Company’s cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes, or competitive pressures and the inability to pay debt would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

     Bankruptcy Appeal. On July 1, 2003, the Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Company’s Lenders filed an appeal of the order confirming the Approved Plan to the United States District Court. That court affirmed the order confirming the Approved Plan on September 12, 2003. On October 14, 2003, the Lenders filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. Oral argument before the Court of Appeals occurred on July 20, 2005; however, no ruling has been issued at this time. If the appeal is successful, it could have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties — Bankruptcy Appeals.”
     Government Regulation. The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government, and other third-party payors. There can be no assurance that the Company is in compliance with all applicable existing laws and regulations or that the Company will be able to comply with any new laws or regulations that may be enacted in the future. Changes in applicable laws, any failure by the Company to comply with existing or future laws, regulations or standards, or discovery of past regulatory noncompliance by the Company could have a material adverse effect on the Company’s operations, financial condition, business, or prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, representing DSO of 61 days and 55 days as of June 30, 2005 and December 31, 2004, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
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
     Role of Managed Care. As managed care plays a significant role in markets in which the Company operates, the Company’s success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue to experience downward pressure as a result of payors’ efforts to contain or reduce the costs of health care by increasing case management review of services, by increasing retrospective payment audits, and by negotiating reduced contract pricing. Also, pricing under certain managed care contracts is tied to Medicare reimbursement rates, which have decreased as a result of the MMA, and will likely continue to decrease in the future. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, it may experience declining profitability unless the Company also decreases its cost for providing services and increases higher margin services.
     Liquidity. Trading of the Company’s common stock under its current trading symbol, AHOM, is conducted on the over-the-counter bulletin board which may limit the Company’s ability to raise additional capital and the ability of shareholders to sell their shares.
     HIPAA Compliance. HIPAA has mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: Privacy Standards; Transaction and Code Set Standards; and Security Standards.
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
ITEM 4 — CONTROLS AND PROCEDURES
In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s chief executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2005. Based on such evaluation, such officers have concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of June 30, 2005, the related interim condensed consolidated statements of operations for the three and six-month periods ended June 30, 2005 and 2004, and the related interim condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ (deficit) equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying interim condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Nashville, TN
August 9, 2005

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
A description of the Chapter 11 Cases is set forth in Note 4 to the Company’s interim condensed consolidated financial statements contained in this Report and is incorporated herein by reference. In 2001, the Company entered into a settlement agreement (the “Government Settlement”) with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, which resolved a false claims action alleging improprieties by the Company during the period from January 1, 1995 through December 31, 1998. A payment of $1.0 million was made in July 2005 and a final payment of $2.0 million is due under the Government Settlement in March 2006.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2005 annual meeting of shareholders was held on June 1, 2005. At the meeting, the re-election of the individuals nominated as Class 2 directors of the Company’s Board of Directors, Joseph F. Furlong, III and William C. O’Neil, was approved. Continuing directors consisted of: Class 1 directors Henry T. Blackstock and W. Wayne Woody and Class 3 director Donald R. Millard. No other matters were voted upon at the annual meeting.
The following table sets forth the voting tabulation for the matter voted upon at the meeting:

	Votes	Votes	Votes		Broker
	For	Against	Withheld	Abstentions	Non-Votes
Reelection of Class 2 director Joseph F. Furlong, III	15,490,505	N/A	111,793	N/A	N/A
Reelection of Class 2 director William C. O’Neil	15,490,545	N/A	111,753	N/A	N/A

ITEM 6 — EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33—42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No.33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated July 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

15.1	Awareness Letter of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.
August 10, 2005	By:	/s/ Stephen L Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant