Form 10-Q
period 2005-09-30
AMERICAN HOMEPATIENT INC
filed 2005-11-02
CIK 879181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2005
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
17,388,389
(Outstanding shares of the issuer’s common stock as of October 26, 2005)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2005	2004
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$6,966,000	$5,772,000
Restricted cash	650,000	650,000
Accounts receivable, less allowance for doubtful accounts of $16,485,000 and $16,912,000, respectively	54,935,000	52,517,000
Inventories, net of inventory valuation allowances of $449,000 and $468,000, respectively	14,904,000	15,947,000
Prepaid expenses and other current assets	3,493,000	6,361,000

Total current assets	80,948,000	81,247,000

Property and equipment	174,449,000	174,761,000
Less accumulated depreciation and amortization	(117,627,000)	(116,756,000)

Property and equipment, net	56,822,000	58,005,000

Goodwill	121,834,000	121,834,000
Investment in joint ventures	6,172,000	6,698,000
Other assets	15,455,000	15,280,000

Total other assets	143,461,000	143,812,000

TOTAL ASSETS	$281,231,000	$283,064,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2005	2004
CURRENT LIABILITIES:	(unaudited)
Current portion of long-term debt and capital leases	$882,000	$885,000
Accounts payable	17,687,000	17,842,000
Other payables	1,909,000	1,751,000
Short-term note payable	785,000	3,663,000
Accrued expenses:
Payroll and related benefits	6,206,000	8,655,000
Insurance, including self-insurance accruals	8,246,000	8,213,000
Other	9,033,000	8,669,000

Total current liabilities	44,748,000	49,678,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	250,001,000	251,033,000
Pre-petition accounts payable	—	477,000
Other noncurrent liabilities	54,000	2,071,000

Total noncurrent liabilities	250,055,000	253,581,000

Total liabilities	294,803,000	303,259,000

MINORITY INTEREST	609,000	534,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,388,000 and 17,047,000 shares, respectively	174,000	170,000
Additional paid-in capital	174,113,000	173,588,000
Accumulated deficit	(188,468,000)	(194,487,000)

Total shareholders’ deficit	(14,181,000)	(20,729,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$281,231,000	$283,064,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Sales and related service revenues, net	$35,297,000	$36,009,000	$104,825,000	$108,588,000
Rental revenues, net	46,410,000	47,484,000	139,987,000	142,929,000

Total revenues, net	81,707,000	83,493,000	244,812,000	251,517,000

EXPENSES:
Cost of sales and related services	19,344,000	17,463,000	58,642,000	53,919,000
Cost of rentals and other revenues, including rental equipment depreciation of $6,277,000, $6,071,000, $18,173,000 and $17,600,000, respectively	10,116,000	9,937,000	29,773,000	29,084,000
Operating expenses	39,692,000	41,316,000	118,908,000	127,913,000
Bad debt expense	2,203,000	2,708,000	7,078,000	9,187,000
General and administrative	4,177,000	4,201,000	12,484,000	12,710,000
Depreciation, excluding rental equipment, and amortization	776,000	797,000	2,439,000	2,434,000
Interest expense, net	4,304,000	4,587,000	12,907,000	13,894,000
Other income, net	(262,000)	(49,000)	(417,000)	(192,000)

Total expenses	80,350,000	80,960,000	241,814,000	248,949,000

Earnings from unconsolidated joint ventures	1,245,000	1,026,000	3,624,000	3,257,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	2,602,000	3,559,000	6,622,000	5,825,000

Reorganization items	146,000	449,000	333,000	520,000

INCOME FROM OPERATIONS BEFORE INCOME TAXES	2,456,000	3,110,000	6,289,000	5,305,000

Provision for income taxes	87,000	100,000	270,000	300,000

NET INCOME	$2,369,000	$3,010,000	$6,019,000	$5,005,000

NET INCOME PER COMMON SHARE:
- Basic	$0.14	$0.18	$0.35	$0.30

- Diluted	$0.13	$0.18	$0.34	$0.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic	17,377,000	16,462,000	17,265,000	16,462,000

- Diluted	18,018,000	16,918,000	17,959,000	17,029,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sept. 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,019,000	$5,005,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,612,000	20,034,000
Bad debt expense	7,078,000	9,187,000
Equity in earnings of unconsolidated joint ventures	(2,271,000)	(1,772,000)
Minority interest	295,000	226,000
Reorganization items	333,000	520,000
Reorganization items paid	(383,000)	(1,153,000)

Change in assets and liabilities:
Accounts receivable	(9,496,000)	(3,795,000)
Inventories	1,043,000	1,612,000
Prepaid expenses and other current assets	2,868,000	970,000
Accounts payable, other payables and accrued expenses	(2,476,000)	164,000
Other assets and liabilities	(2,670,000)	(1,615,000)
Due to unconsolidated joint ventures, net	2,797,000	4,597,000

Net cash provided by operating activities	23,749,000	33,980,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(18,951,000)	(21,045,000)

Net cash used in investing activities	$(18,951,000)	$(21,045,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sept. 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(220,000)	$(190,000)
Proceeds from exercise of employee stock options	529,000	55,000
Principal payments on long-term debt and capital leases	(1,035,000)	(5,974,000)
Principal payments on short-term note payable	(2,878,000)	—
Restricted cash	—	(250,000)

Net cash used in financing activities	(3,604,000)	(6,359,000)

INCREASE IN CASH AND CASH EQUIVALENTS	1,194,000	6,576,000

CASH AND CASH EQUIVALENTS, beginning of period	5,772,000	2,571,000

CASH AND CASH EQUIVALENTS, end of period	$6,966,000	$9,147,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$15,456,000	$14,144,000

Cash payments of income taxes	$270,000	$404,000

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements of American HomePatient, Inc. and subsidiaries (“the Company”) for the three and nine months ended September 30, 2005 and 2004 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004.
The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income – as reported	$2,369,000	$3,010,000	$6,019,000	$5,005,000
Additional compensation expense	(73,000)	(121,000)	(298,000)	(422,000)

Net income – pro forma	$2,296,000	$2,889,000	$5,721,000	$4,583,000

Net income per common share - as reported
Basic	$0.14	$0.18	$0.35	$0.30
Diluted	$0.13	$0.18	$0.34	$0.29

Net income per common share – pro forma
Basic	$0.13	$0.18	$0.33	$0.28
Diluted	$0.13	$0.17	$0.32	$0.27
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period for each grant. The statement requires the use of assumptions and judgments about future events and input to valuation models, which will require considerable judgment by management. SFAS No. 123R replaces SFAS No. 123, rescinds SFAS No. 148 and supersedes APB Opinion No. 25. The provisions of SFAS No. 123R are required to be adopted by the Company as of January 1, 2006. The Company continued applying APB Opinion No. 25 to equity-based compensation awards through September 30, 2005. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after January 1, 2006. SFAS No. 123R also requires that the Company recognize compensation costs for all equity-based compensation awards that are unvested as of January 1, 2006. The Company is currently evaluating the impact that adoption of the SFAS No. 123R will have on its results of operations and financial position.
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

The following information is necessary to calculate net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,369,000	$3,010,000	$6,019,000	$5,005,000

Weighted average common shares outstanding	17,377,000	16,462,000	17,265,000	16,462,000
Effect of dilutive options	641,000	456,000	694,000	567,000

Adjusted diluted common shares outstanding	18,018,000	16,918,000	17,959,000	17,029,000

Net income per common share
- Basic	$0.14	$0.18	$0.35	$0.30

- Diluted	$0.13	$0.18	$0.34	$0.29

4. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE
In 2002 American HomePatient, Inc. filed a voluntary petition for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Filing”). On July 1, 2003, the Company successfully emerged from bankruptcy protection under a Joint Plan of Reorganization (the “Approved Plan”).
Pursuant to the Approved Plan, the Company has long-term debt of $250.0 million, as evidenced by a promissory note to the lenders under a previous senior debt facility (the “Lenders”) that is secured by substantially all of the Company’s assets.
The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, in the amount of one-third of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year. After the unsecured debt of the Lenders and the general unsecured debt is paid in full, 100% of the Company’s Excess Cash Flow is paid as a principal payment on the $250.0 million secured debt on March 31 of each year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The maturity date of the $250.0 million secured debt is August 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.
The Approved Plan treats the general unsecured debt and the Lenders’ unsecured debt in the same manner. As of September 30, 2005, all undisputed unsecured debt, other than the damages stemming from the rejection of the warrants as discussed below, has been paid in full. The resolution of disputed claims is anticipated to result in the Company owing additional sums to certain pre-petition creditors.
The Lenders filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit. On August 16, 2005, the Court of Appeals affirmed the ruling of the United States Bankruptcy Court, and affirmed by the United States District Court, approving the Company’s plan of reorganization. On September 13, 2005, the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit. The Company will file a response to this petition by November 9, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Bankruptcy Appeals.”
The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt and is included in other accrued expenses on the consolidated balance sheets. The warrant holders appealed the damages calculation determined in this ruling. On July 12, 2005, the United States Court of Appeals for the Sixth Circuit affirmed the ruling by the Bankruptcy Court in favor of the Company’s request to reject the warrants and the determination of the damages resulting from the rejection. On July 25, 2005, the warrant holders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit which petition was rejected by the Court of Appeals on October 3, 2005. The warrant holders have 90 days from October 3, 2005 to request the United States Supreme Court to consider their appeal. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Bankruptcy Appeals.”

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
Overview
     American HomePatient provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. As of September 30, 2005, the Company provided these services to patients primarily in the home through 265 centers in 34 states.

     The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Nine Months Ended September 30,
	2005	2004
Oxygen systems	37%	36%
Inhalation drugs	11	12
Nebulizers	2	2
Respiratory assist devices	19	17
Other respiratory	4	4

Total home respiratory therapy services	73	71

Enteral nutrition services	6	6
Other infusion services	6	6

Total home infusion therapy services	12	12

Total home medical equipment and supplies	15	17

	100%	100%

     The Company’s products and services are primarily paid for by Medicare, Medicaid, and other third-party payors. Therefore, the Company generally is not able to set the prices that it receives for products and services provided to patients. Thus, the Company improves operating results primarily by increasing the number of units sold and rented and by controlling expenses. The Company can also improve cash flow by limiting the amount of time that it takes to collect payment after providing products and services. Key indicators of performance are:
     Revenue Growth. Operating in an industry with pre-set prices subject to reimbursement reductions makes it crucial to increase revenues by increasing the volume of sales and rentals. Over the past three years the Company has increased its focus on sales and marketing efforts to improve revenues with mixed results. Improving these efforts will be critical to the Company’s success. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product-line and branch location and region in order to identify geographic or product line weaknesses and take corrective actions. Reductions in reimbursement levels can more than offset an increased volume of sales and rentals. To improve revenue growth, management took a number of actions in the fourth quarter of 2004 including revisions to the sales commission plans for account executives and a restructuring of the sales organization. Additionally, a senior vice president of sales and marketing was hired in February 2005, and a vice president of managed care was hired in October 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes.”
     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. For the nine months ended September 30, 2005 and September 30, 2004 bad debt expense as a percentage of net revenue was 2.9% and 3.7%, respectively.
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
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually indicates a breakdown in revenue management processes resulting in a disruption in cash collections. A decline in DSO usually results from process improvements and improved cash collections. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. Over the past three years, DSO has decreased from 68 days at December 31, 2001 to 55 days at December 31, 2004 due to improved cash collections on current billings and improved timeliness in obtaining necessary billing documentation. The Company’s DSO of 61 days at September 30, 2005 has been impacted negatively by temporary delays in obtaining supporting documentation needed for billing as a result of changes in procedures implemented during the first nine months of 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – HIPAA” and “-Medicaid.”
     Unbilled Revenue. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which reports the amount of sales and rental revenues that have not yet been billed to the payors due to incomplete documentation or the receipt of the Certificate of Medical Necessity (“CMN”) from the providers. Unbilled revenue net of allowances was $10.8 million at December 31, 2004. At September 30, 2005, unbilled revenue net of allowances was $11.9 million. The increase in unbilled revenue in the current year is the result of temporary delays in obtaining supporting documentation needed for billing as a result of changes in procedures implemented by the Company throughout the first nine months of 2005. Also contributing to the increase in unbilled revenue was the conversion of a legacy billing system to the Company’s standard billing system. The legacy system was being utilized in one of the Company’s 15 billing centers. The conversion occurred in the second quarter of 2005 and has resulted in temporary delays at that billing center in obtaining supporting documentation needed for billing.
     Productivity and Profitability. As discussed above, the fixed price reimbursement in the Company’s industry makes it particularly important to control expenses. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are productivity analysis and profitability analysis. For instance, management analyzes billing center productivity using measures such as monthly revenue processed per full time equivalent (FTE) and monthly claims processed per FTE, with the goal of increasing productivity and eliminating the resulting excess capacity. Additionally, the Company monitors productivity of its branches by measuring each branch’s personnel costs against a predetermined productivity standard. This measurement highlights opportunities for improved productivity and reductions in personnel expenses on a branch and area basis. These analyses have enabled the Company to consolidate billing centers, improve productivity at branches and reduce expenses. Moreover, they help identify and standardize best practices and identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have led to the closure or consolidation of locations and to the emphasis on products and new sales initiatives. During the third quarter of 2005, the Company closed or consolidated five branches. Management anticipates that further productivity improvements and cost reductions will occur in light of the Medicare reimbursement reductions recently implemented. Management also took a number of actions during 2004 to improve productivity and reduce costs in the Company’s branches and billing centers. Management estimates that as a result of these cost reduction initiatives, operating expenses were reduced on an annualized run rate basis by approximately $16.4 million as of December 31, 2004 compared to the annualized run rate in effect one year earlier. Management intends to continue to improve productivity and reduce costs during 2005 through a number of initiatives including centralization of certain customer service functions currently residing at the branch level, consolidation of certain billing center functions, and continued productivity improvements in branches and billing centers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes.”
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
     The 2005 reimbursement changes associated with the MMA reduced net income for the third quarter by approximately $4.6 million, comprised of approximately $3.4 million in reimbursement reductions and approximately $1.2 million in increased cost of sales. The reimbursement reductions of approximately $3.4 million include reductions in inhalation drugs of approximately $1.0 million, reductions in certain items of durable medical equipment of approximately $0.5 million, and reductions in oxygen of approximately $1.9 million.
     For the nine months ended September 30, 2005, reimbursement changes associated with the MMA reduced net income by approximately $12.8 million, comprised of approximately $9.6 million in reimbursement reductions and approximately $3.2 million in increased cost of sales. The reimbursement reductions of approximately $9.6 million include reductions in inhalation drugs of approximately $4.0 million, reductions in certain items of durable medical equipment of approximately $1.5 million, and reductions in oxygen of approximately $4.1 million.
     As specified by the MMA, effective January 1, 2004, the reimbursement rate for inhalation drugs used with a nebulizer was reduced from 95% of the average wholesale price (“AWP”) to 80% of AWP. Revenues for 2004 were reduced by approximately $7.4 million as result of the reduced reimbursement rates for inhalation drugs that became effective January 1, 2004. Effective January 1, 2005, the reimbursement rates for inhalation drugs were further changed to the average manufacturer’s sales price plus six percent (“ASP + 6%”). In the fourth quarter of 2004, the Centers for Medicare and Medicaid Services (“CMS”) set a monthly dispensing fee of $57 for a 30 day supply and $80 for a 90 day supply of these drugs for the 2005 calendar year. The reimbursement changes that went into effect on January 1, 2005 with respect to the Company’s inhalation drug business (which constituted approximately 12% of the Company’s 2004 revenues) reduced net income in the third quarter and nine months ended September 30, 2005 by approximately $2.2 million and $7.2 million, respectively. The net income decrease for the third quarter is comprised of a revenue reduction of approximately $1.0 million and an increase in cost of sales of approximately $1.2 million. The net income decrease for the nine months is comprised of a revenue reduction of approximately $4.0 million and a cost of sales increase of approximately $3.2 million. As a result of the dispensing fees set by CMS for 2005, the Company has continued to provide inhalation drugs to Medicare beneficiaries in 2005. These dispensing fees will expire at the end of 2005.
     At the present time, the Company is awaiting the announcement of the 2006 inhalation drug dispensing fees. CMS has previously announced that the 2006 dispensing fees for inhalation drugs will likely be less than the dispensing fees in effect for 2005. The ability of the Company to continue to provide inhalation drugs after 2005 will depend upon the amount of the dispensing fees for 2006 and beyond. Providers, such as the Company, could be forced to exit the inhalation drug business depending on the magnitude of a reduction in the dispensing fees.
     The MMA also froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the start of a competitive bidding process which is scheduled to begin in 2007. At this time, the Company does not know which of its locations will be included in the competitive bidding process.
     In addition, the MMA specified that effective January 1, 2005, the reimbursement for home oxygen and 16 durable medical equipment (“DME”) items would be reduced to the median Federal Employee Health Benefit Plan (“FEHBP”) rates. The reimbursement reductions for the 16 DME items went into effect as scheduled on January 1, 2005 and reduced revenue and net income by approximately $0.5 million in the third quarter of 2005. The reduction in revenue and net income for the nine month period was approximately $1.5 million.
     The reimbursement reductions for home oxygen did not go into effect on January 1, 2005. On March 30, 2005 the 2005 fee schedule for home oxygen was issued by CMS. These fee schedule amounts were implemented by the Medicare contractors on or about April 2, 2005. All claims for home oxygen furnished on or after January 1, 2005, that were received after the fees were implemented were paid using the 2005 fee schedule amounts. Claims with dates of service on or after January 1, 2005, that were previously paid using the 2004 fee schedule amounts were not retroactively adjusted. The 2005 fee schedule for home oxygen reduced the Company’s Medicare oxygen revenues by approximately 8.9% beginning in the second quarter of 2005. This represented a decrease in revenues and net income of approximately $1.9 million in the third quarter of 2005 and $4.1 million for the nine months ended September 30, 2005.
     The United States Congress is currently considering legislation to reduce the spending for entitlement programs over the next five years as part of the reconciliation process associated with the federal budget for the 2006 fiscal year. The Senate has proposed cuts in both the Medicare and Medicaid programs. Of particular concern to management, is the Senate’s proposal to eliminate the Medicare capped rental payment methodology currently in place for certain items of durable medical equipment. If this provision is enacted into law, these items would be rented for thirteen months, at which time the rental payments would stop and the title would transfer to the patient. Under the current capped rental payment methodology, the rental payments for these items stop after fifteen months of rental if the patient does not elect an option to purchase the equipment after 13 months of rental. Additionally, a maintenance payment is paid every six months equal to one month’s rental payment and the ownership of the item remains with the Company. If the elimination of capped rental is enacted into law, management estimates that the Company’s revenues would be reduced by approximately $5.8 million on an annual basis. Management also expects that there would likely be a one-time non-cash charge to depreciation expense to reflect a shortening of the estimated useful lives of existing durable medical equipment items affected by this change. Analyses are in process to estimate this depreciation impact. The House of Representatives has proposed changes to the Medicaid program only, which do not impact Medicare capped rental. Both houses of Congress are scheduled to vote on their separate reconciliation bills the week of November 7, 2005. The House and Senate must then resolve the differences between their two bills before being sent to the President for signature.
     Management is working to counter the adverse impact of the MMA reimbursement reductions and any future reimbursement reductions, through a variety of initiatives designed to grow revenues, improve productivity, and reduce costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” The magnitude of the adverse impact that the MMA’s reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives; nevertheless, the adverse impact will be material in 2005 and beyond.
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
     Medicaid. The Company has experienced delays in reimbursement from several state Medicaid programs. These delays are primarily the result of the state budgetary concerns and state programs becoming compliant with the HIPAA Transaction and Code Sets and/or changing the intermediary contracted by the state to process claims submitted by the providers. Although some states have renewed processing claims, there has been a delay in cash collections by the Company as these states address the processing of backlog claims. There can be no assurance that these delays will not continue. Also, as a result of state budgetary shortfalls, certain states have recently proposed or implemented changes to their respective Medicaid programs that reduce or eliminate reimbursement of certain products currently provided by the Company. The Company is in the process of assessing the impact of these changes, and the Company may eliminate from its business the sale and rental of some or all of the affected products to Medicaid patients in those states. Reimbursement from state Medicaid programs accounts for approximately 9% of the Company’s year-to-date revenue.
     Bankruptcy Appeals. On July 1, 2003, the Company emerged from bankruptcy pursuant to an Approved Plan. See “Note 4 to Interim Condensed Consolidated Financial Statements.”
     The Lenders filed an appeal of the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit appealing both the Bankruptcy Court’s determination of the amount of their secured claim and the interest rates on both the secured and unsecured portions of their claims. On August 16, 2005, the Court of Appeals affirmed the ruling of the United States Bankruptcy Court, and subsequently affirmed by the United States District Court approving the Company’s plan of reorganization. On September 13, 2005 the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit. The Company will file a response to this petition by November 9, 2005. The ultimate outcome of the Lenders’ appeal cannot be predicted, and an adverse ruling could have material adverse effects on the Company. These adverse effects could include, without limitation, adverse changes in the interest rate related to its secured and unsecured debt, a change in the proportion of debt treated as secured debt, issuance of equity securities to the Lenders or an adverse change in the capitalization of the Company to the detriment of equity holders. There can be no assurance as to the extent or nature of the adverse effects of a successful Lenders’ appeal.
     Pursuant to a motion filed by the Company, the Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants held by the Lenders that represented approximately 20% of the Company’s outstanding common stock. The warrant holders now are entitled to an additional unsecured claim of approximately $846,000, which is the judicially determined damages stemming from rejection of the warrants as of July 30, 2002, the date immediately prior to the Company’s bankruptcy filing. The Company has previously accrued the $846,000 damages due the warrant holders which is included in other accrued expenses on the consolidated balance sheets. The warrant holders appealed the damages determination in this ruling to the United States Court of Appeals for the Sixth Circuit. On July 12, 2005, the United States Court of Appeals for the Sixth Circuit affirmed the ruling by the Bankruptcy Court in favor of the Company’s request to reject the warrants and the determination of the damages resulting from the rejection. On July 25, 2005, the warrant holders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit, which petition was rejected by the Court of Appeals on October 3, 2005. The warrant holders have 90 days from October 3, 2005 to request the United States Supreme Court to consider their appeal. There can be no assurance as to the extent or nature of the adverse effects of a successful warrant holders appeal.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The Company’s management considers the following accounting policies to be the most critical in relation to the Company’s consolidated financial statements: revenue recognition and allowance for doubtful accounts, inventory valuation and cost of sales recognition, rental equipment valuation, valuation of long-lived assets, valuation of goodwill and other intangible assets, and self insurance accruals. These policies are presented in detail within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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

     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:
Percentage of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales and related services	23.7	20.9	24.0	21.4
Cost of rental, including rental equipment depreciation	12.3	11.9	12.2	11.6
Operating expenses	48.6	49.5	48.5	50.8
Bad debt expense	2.7	3.2	2.9	3.7
General and administrative expense	5.1	5.0	5.1	5.1
Depreciation, excluding rental equipment, and amortization	0.9	1.0	1.0	1.0
Interest expense, net	5.3	5.5	5.3	5.5
Other income, net	(0.3)	(0.1)	(0.2)	(0.1)

Total expenses	98.3	96.9	98.8	99.0

Earnings from unconsolidated joint ventures	1.5	1.2	1.5	1.3

Income from operations before reorganization items and income taxes	3.2	4.3	2.7	2.3
Reorganization items	0.2	0.5	0.1	0.2
Provision for income taxes	0.1	0.1	0.1	0.1

Net income	2.9%	3.7%	2.5%	2.0%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Revenues. Revenues decreased from $83.5 million for the quarter ended September 30, 2004 to $81.7 million for the same period in 2005, a decrease of $1.8 million, or 2.2%. The 2005 Medicare reimbursement rate changes for inhalation drugs, certain DME items and oxygen reduced revenues by approximately $3.4 million in the third quarter of 2005. Without these reductions, revenues in the third quarter of 2005 would have increased $1.6 million, or 1.9%. Following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $36.0 million for the quarter ended September 30, 2004 to $35.3 million for the same period of 2005, a decrease of $0.7 million, or 1.9%. The 2005 Medicare reimbursement changes reduced sales and related services revenues by approximately $1.1 million in the third quarter of 2005. Without these reductions, sales and related services revenues in the third quarter of 2005 would have increased $0.4 million, or 1.1%
Rental Revenues. Rental revenues decreased from $47.5 million for the quarter ended September 30, 2004 to $46.4 million for the same period in 2005, a decrease of $1.1 million, or 2.3%. The 2005 Medicare reimbursement changes reduced rental revenues by approximately $2.3 million in the third quarter of 2005. Without these reductions, rental revenues in the third quarter of 2005 would have increased $1.2 million, or 2.5%.
Cost of Sales and Related Services. Cost of sales and related services increased from $17.5 million for the quarter ended September 30, 2004 to $19.3 million for the same period in 2005, an increase of $1.8 million, or 10.3%. As a percentage of revenues, cost of sales and related services increased from 20.9% for the quarter ended September 30, 2004 to 23.7% for the same period in 2005. As a percentage of sales and related services revenues, cost of sales and related services increased from 48.5% for the quarter ended September 30, 2004 to 54.8% for the same period in 2005. This increase is primarily attributable to reduced reimbursement and increased cost of sales of inhalation drugs in the current quarter associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Cost of Rental Revenues. Cost of rental revenues increased from $9.9 million for the quarter ended September 30, 2004 to $10.1 million for the same period in 2005, an increase of $0.2 million, or 2.0%. This increase is primarily the result of a higher level of rental equipment depreciation associated with the Company’s growth in rentals of oxygen equipment and respiratory assist devices. As a percentage of revenues, cost of rental revenues increased from 11.9% for the quarter ended September 30, 2004 to 12.3% for the same period in 2005. As a percentage of rental revenues, cost of rental revenue increased from 20.9% for the quarter ended September 30, 2004 to 21.8% for the same period in 2005. This increase is primarily the result of oxygen reimbursement reductions in the current quarter associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Operating Expenses. Operating expenses decreased from $41.3 million for the quarter ended September 30, 2004 to $39.7 million for the same period in 2005, a decrease of $1.6 million or

3.9%. As a percentage of revenues, operating expenses decreased from 49.5% to 48.6% for the quarters ended September 30, 2004 and 2005, respectively. This decrease is the result of the Company’s initiatives to improve productivity and reduce costs in its branches and billing centers.
Bad Debt Expense. Bad debt expense decreased from $2.7 million for the quarter ended September 30, 2004 to $2.2 million for the same period in 2005, a decrease of $0.5 million, or 18.5%. As a percentage of revenues, bad debt expense was 3.2% and 2.7% for the three months ended September 30, 2004 and 2005, respectively. The favorable bad debt expense in the third quarter of 2005 was due to an improvement in the aging of the Company’s accounts receivable.
General and Administrative Expenses. General and administrative expenses remained unchanged at $4.2 million for the quarters ended September 30, 2004 and 2005. As a percentage of revenues, general and administrative expenses were 5.0% and 5.1% for the quarters ended September 30, 2004 and 2005, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses remained unchanged at $0.8 million for the quarters ended September 30, 2004 and 2005.
Interest Expense, Net. Interest expense, net, decreased from $4.6 million for the quarter ended September 30, 2004 to $4.3 million for the same period in 2005, a decrease of $0.3 million, or 6.5%. The decrease in interest expense, net, is the result of an increase in interest income earned in the three months ended September 30, 2005 compared to the same period in 2004 and a decrease in the Company’s outstanding unsecured debt.
Other Income, Net. Other income, net, increased from $0.1 million to $0.3 million for the quarters ended September 30, 2004 and 2005, respectively. Other income, net, primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures increased from $1.0 million to $1.2 million for the quarters ended September 30, 2004 and 2005, respectively. This increase is due to a decrease in the operating expenses of the Company’s unconsolidated joint ventures.
Provision for Income Taxes. The provision for income taxes was $0.1 million for the quarters ended September 30, 2004 and 2005.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Revenues. Revenues decreased from $251.5 million for the nine months ended September 30, 2004 to $244.8 million for the same period in 2005, a decrease of $6.7 million, or 2.7%. The 2005 Medicare reimbursement rate changes for inhalation drugs, certain DME items and oxygen reduced revenues by approximately $9.6 million for the first nine months of 2005. Without these reductions, revenues in the first nine months of 2005 would have increased $2.9 million, or 1.2%. Following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $108.6 million for the nine months ended September 30, 2004 to $104.8 million for the same period of 2005, a decrease of $3.8 million, or 3.5%. The 2005 Medicare reimbursement changes reduced sales and related services revenues by approximately $4.2 million for the first nine months of 2005. Without these reductions, sales and related services revenues would have increased $0.4 million, or 0.4%.
Rental Revenues. Rental revenues decreased from $142.9 million for the nine months ended September 30, 2004 to $140.0 million for the same period in 2005, a decrease of $2.9 million, or 2.0%. The 2005 Medicare reimbursement changes reduced rental revenues by approximately $5.4 million for the first nine months of 2005. Without these reductions, rental revenues would have increased $2.5 million, or 1.7%.
Cost of Sales and Related Services. Cost of sales and related services increased from $53.9 million for the nine months ended September 30, 2004 to $58.6 million for the same period in 2005, an increase of $4.7 million, or 8.7%. As a percentage of revenues, cost of sales and related services increased from 21.4% for the nine months ended September 30, 2004 to 24.0% for the same period in 2005. As a percentage of sales and related services revenues, cost of sales and related services increased from 49.7% for the nine months ended September 30, 2004 to 55.9% for the same period in 2005. This increase is primarily attributable to reduced reimbursement and increased cost of sales of inhalation drugs in the first nine months of 2005 associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Cost of Rental Revenues. Cost of rental revenues increased from $29.1 million for the nine months ended September 30, 2004 to $29.8 million for the same period in 2005, an increase of $0.7 million, or 2.4%. This increase is primarily the result of a higher level of rental equipment depreciation associated with the Company’s growth in rentals of oxygen equipment and respiratory assist devices. As a percentage of revenues, cost of rental revenues increased from 11.6% for the nine months ended September 30, 2004 to 12.2% for the same period in 2005. As a percentage of rental revenues, cost of rental revenue increased from 20.3% for the nine months ended September 30, 2004 to 21.3% for the same period in 2005. This increase is primarily the result of oxygen reimbursement reductions in the first nine months of 2005 associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Operating Expenses. Operating expenses decreased from $127.9 million for the nine months ended September 30, 2004 to $118.9 million for the same period in 2005, a decrease of $9.0 million or 7.0%. As a percentage of revenues, operating expenses decreased from 50.8% to 48.5% for the nine months ended September 30, 2004 and 2005, respectively. This decrease is the result of the Company’s initiatives to improve productivity and reduce costs in its branches and billing centers.
Bad Debt Expense. Bad debt expense decreased from $9.2 million for the nine months ended September 30, 2004 to $7.1 million for the same period in 2005, a decrease of $2.1 million, or 22.8%. As a percentage of revenues, bad debt expense was 3.7% and 2.9% for the nine months ended September 30, 2004 and 2005, respectively. Bad debt expense in the prior year period was negatively impacted by additional accounts receivable allowances recorded during the first six months of 2004. These additional allowances were recorded as a result of a deterioration in the aging of the accounts receivable caused by disruptions and delays in cash collections during this period. Cash collections in the first six months of 2004 were impacted by the inability of certain third party payors to effectively process electronic claims due to the implementation of HIPAA Transaction and Code Sets. Subsequent to June 30, 2004, HIPAA-related disruptions and delays in cash collections have been significantly reduced.

General and Administrative Expenses. General and administrative expenses decreased from $12.7 million for the nine months ended September 30, 2004 to $12.5 million for the same period in 2005, a decrease of $0.2 million, or 1.6%. This decrease is primarily the result of decreased salary expense. As a percentage of revenues, general and administrative expenses were 5.1% for the nine months ended September 30, 2004 and 2005.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses remained unchanged at $2.4 million for the nine months ended September 30, 2004 and 2005.
Interest Expense, Net. Interest expense, net, decreased from $13.9 million for the nine months ended September 30, 2004 to $12.9 million for the same period in 2005, a decrease of $1.0 million, or 7.2%. The decrease in interest expense, net, is the result of an increase in interest income earned in the nine months ended September 30, 2005 compared to the same period in 2004 and a decrease in the Company’s outstanding unsecured debt.
Other Income, Net. Other income, net, increased from $0.2 million to $0.4 million for the nine months ended September 30, 2004 and 2005, respectively. Other income, net, primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures increased from $3.3 million for the nine months ended September 30, 2004 to $3.6 million for the same period in 2005, an increase of $0.3 million, or 9.1%. This increase is due to a decrease in the operating expenses of the Company’s unconsolidated joint ventures.
Provision for Income Taxes. The provision for income taxes was $0.3 million for the nine months ended September 30, 2004 and 2005.
Liquidity and Capital Resources
     You are encouraged to read this discussion of Liquidity and Capital Resources in conjunction with the description of the Bankruptcy Filing and the resulting Approved Plan. See “Note 4 to Interim Condensed Consolidated Financial Statements.”
     Pursuant to the Approved Plan, the Company has long-term debt of $250.0 million, as evidenced by a promissory note to the Lenders that is secured by various security agreements.
     The Approved Plan provides that the $250.0 million secured debt matures on July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash and equivalents in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment is due on each previous September 30 in an amount equal to one-half of the anticipated March payment. No payment was due on March 31, 2005 as the Company did not have Excess Cash Flow as of December 31, 2004 and no payment was due on September 30, 2005 as the Company does not anticipate having Excess Cash Flow at December 31, 2005.

     The Company has made all payments due under the Approved Plan as of September 30, 2005, and has also prepaid some of its obligations thereunder. As of September 30, 2005, the Lenders were owed approximately $250.8 million, comprised of $250.0 million of secured debt and $0.8 million of unsecured debt related to damages associated with rejection of warrants. The remaining undisputed general unsecured claims (excluding the Government Settlement) were paid in full as of September 30, 2005. The resolution of disputed claims is anticipated to result in the Company owing additional sums to certain prepetition creditors.
     The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of September 30, 2005, the Company had unrestricted cash and cash equivalents of approximately $7.0 million.
     The Company’s principal cash requirements are for working capital, capital expenditures, leases, and debt service. The Company has met and believes it can continue to meet these cash requirements with existing cash balances, net cash provided by operations, and other available capital expenditure financing vehicles. Management’s goal is to generate sufficient cash to meet these requirements by increasing revenues, decreasing and controlling expenses, increasing productivity, and improving accounts receivable collections.
     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan for the twelve months ending September 30, 2006. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. In addition, an adverse final outcome of the Lenders’ appeal of the confirmation order described in Note 4 to the Financial Statements could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The Company’s future liquidity will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $53.8 million and $50.9 million at September 30, 2005 and December 31, 2004, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 61 days and 55 days at September 30, 2005 and December 31, 2004, respectively. The Company calculates DSO by dividing the previous 90 days of revenue

(excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Trends, Events, and Uncertainties — Reimbursement Changes.”
     Net cash provided by operating activities was $23.7 million and $34.0 million for the nine months ended September 30, 2005 and 2004. Net income increased from $5.0 million for the nine months ended September 30, 2004 to $6.0 million for the nine months ended September 30, 2005. This increase is primarily the result of cost reduction efforts. Additions to property and equipment, net were $19.0 million for the nine months ended September 30, 2005 compared to $21.0 million for the same period in 2004. Net cash used in financing activities was $3.6 million and $6.4 million for the nine months ended September 30, 2005 and 2004, respectively. The cash used in financing activities for the nine months ended September 30, 2005 includes payments on the Company’s short term note payable of $2.9 million associated with the Company’s insurance financing and principal payments on the Lenders unsecured debt of $1.0 million.

Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of September 30, 2005:

		Twelve Months Ending September 30,
						After
	Total	2006	2007	2008	2009	Sept. 30, 2009
Long-term debt and capital leases	$250,883,000	$882,000	$1,000	$—	$250,000,000	$—

Interest on long-term debt	65,063,000	16,963,000	16,963,000	16,963,000	14,174,000	—

OIG settlement	2,000,000	2,000,000	—	—	—	—

Interest on OIG settlement	9,000	9,000	—	—	—	—

Operating lease obligations	19,987,000	8,484,000	6,013,000	3,535,000	1,647,000	308,000

Total contractual cash obligations	$337,942,000	$28,338,000	$22,977,000	$20,498,000	$265,821,000	$308,000

In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt, defined by the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year. As these payments will be based on excess cash at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the 2009 column per the table above, could require principal payments in the Twelve Months Ending September 30, 2006, 2007, and 2008. The Company does not anticipate having cash in excess of $7.0 million at December 31, 2005.
Interest on the long-term debt in the above table represents the maximum interest payments on the principal balance of $250.0 million in the event the Company does not make any excess cash flow payments or pre-payments in the twelve months ending September 30, 2006, 2007, 2008, and 2009.
Long-term debt is comprised primarily of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Capital leases consist primarily of leases of office equipment. Operating leases are non-cancelable leases on certain vehicles, buildings and equipment. The operating lease obligations presented is based on information available as of September 30, 2005.
The OIG Settlement represents the settlement regarding the alleged billing improprieties by the Company during the period from January 1, 1995 through December 31, 1998.

At September 30, 2005, the Company has no off-balance sheet commitments or guarantees outstanding.
At September 30, 2005, the Company had two letters of credit totaling $650,000, of which $250,000 and $400,000 expire in January 2006 and May 2006, respectively, securing its obligations with respect to the Company’s professional liability insurance. The letters of credit are secured by a certificate of deposit, which is included in restricted cash.
Risk Factors
     This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.
     Medicare Reimbursement Reductions. In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduces Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in 2004 and others beginning in 2005. These reductions will have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes.”
     Dependence on Reimbursement by Third-Party Payors. For the nine months ended September 30, 2005, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 52%, 9% and 39%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor or revenue mix. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Substantial Leverage. The Company maintains a significant amount of debt. The secured claim of the Lenders as of September 30, 2005 was $250.0 million. The unsecured claim of the Lenders as of September 30, 2005 was approximately $0.8 million, which is the amount accrued as damages to the warrant holders. Required payments to the Lenders are detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Due to the amount of debt, a substantial portion of the Company’s cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes, or competitive pressures and the inability to pay debt would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     Bankruptcy Appeal. On July 1, 2003, the Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Company’s Lenders filed an appeal of the order confirming the Approved Plan to the United States District Court. That court affirmed the order confirming the Approved Plan on September 12, 2003. On October 14, 2003, the Lenders filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. On August 16, 2005, the Court of Appeals affirmed the ruling of the United States Bankruptcy Court, and affirmed by the United States District Court, approving the Company’s plan of reorganization. On September 13, 2005 the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit. The Company will file a response to this petition by November 9, 2005. If the appeal is ultimately successful, it could have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Bankruptcy Appeals.”
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
     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, representing DSO of 61 days and 55 days as of September 30, 2005 and December 31, 2004, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”
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
ITEM 4 – CONTROLS AND PROCEDURES
In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s chief executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2005. Based on such evaluation, such officers have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of September 30, 2005, the related interim condensed consolidated statements of income for the three and nine-month periods ended September 30, 2005 and 2004, and the related interim condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
November 1, 2005

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

AMERICAN HOMEPATIENT, INC.
November 2, 2005	By:	/s/ Stephen L. Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant