Form 10-K
period 2005-12-31
AMERICAN HOMEPATIENT INC
filed 2006-03-15
CIK 879181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .
Commission file number 0-19532
AMERICAN HOMEPATIENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	62-1474680 (I.R.S. Employer Identification No.)

5200 Maryland Way, Suite 400 Brentwood TN	37027-5018 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (615) 221-8884
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐ Accelerated filer ☐ Non –accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12-b-2). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of June 30, 2005 was $40,755,408.
On March 3, 2006, 17,388,389 shares of the registrant’s $0.01 par value Common Stock were outstanding.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part I, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K: portions of the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders.

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
Available Information
     The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Copies of the Company’s reports filed with the SEC may be obtained by the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. The Company files such reports with the SEC electronically, and the SEC maintains an Internet site at www.sec.gov that contains the Company’s periodic and current reports, proxy and information statements, and other information filed electronically. The Company’s website address is www.ahom.com. The Company also makes available, free of charge through the Company’s website, a direct link to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other materials filed with the SEC electronically. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

PART I
ITEM 1. BUSINESS
Introduction
     American HomePatient, Inc. and its subsidiaries (collectively, the “Company”) provide home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of December 31, 2005, the Company provided these services to patients primarily in the home through 263 centers in 34 states.
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
Recent Developments
     The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law in February 2006, limits the rental payments reimbursed by Medicare on certain items of durable medical equipment and respiratory assist devices to 13 months commencing January 1, 2006. Additionally, the DRA limits monthly rental payments paid by Medicare for oxygen equipment to 36 months commencing January 1, 2006. See “Business – Revenues” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Trends, Events and Uncertainties – Reimbursement Changes and the Company’s Response” for a more detailed discussion of the DRA.

     In February 2006, the Bush administration announced its proposed federal budget for fiscal year 2007. Included in this budget is a legislative proposal to limit the Medicare rental payment on oxygen equipment to 13 months from the 36 months specified in the DRA. See “Business – Revenues” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Trends, Events and Uncertainties – Reimbursement Changes and the Company’s Response” for a more detailed discussion of this proposal.
     On February 27, 2006, the Company’s Board of Directors received an unsolicited offer from Highland Capital Management, L.P. to purchase all of the Company’s equity interests for a price of $3.40 per share. The Company’s Board of Directors will, consistent with its fiduciary duties and responsibilities under Delaware law and in consultation with its financial and legal advisors, review and assess the proposal in order to determine the appropriate course of action that will serve the best interests of the Company’s stockholders.
Business
     The Company provides home health care services and products consisting primarily of respiratory therapy services, home infusion therapy services and the rental and sale of home medical equipment and home health care supplies. For the year ended December 31, 2005, such services and products represented 73%, 12% and 15% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. The Company’s objective is to be a leading provider of home health care products and services in the markets in which it operates.
     As of December 31, 2005 the Company provided services to patients primarily in the home through 263 centers in the following 34 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin. As of December 31, 2005 the Company was an investor in and a manager of eleven joint ventures. The Company does not anticipate pursuing joint venture development or significant acquisition activities during 2006 as it continues to focus its efforts on internal operations.
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) applies to enterprises that are required to file financial statements with the Securities and Exchange Commission (“SEC”) and establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company manages its business as one reporting segment.

Services and Products
     The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,
	2005	2004	2003
Home respiratory therapy services	73%	71%	69%
Home infusion therapy services	12	12	13
Home medical equipment and home health supplies	15	17	18
Total	100%	100%	100%
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
     The primary respiratory services that the Company provides are:
•	Oxygen systems to assist patients with breathing. There are three types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary room air to provide a continuous flow of oxygen; (ii) liquid oxygen systems, which are thermally-insulated containers of liquid oxygen which can be used as stationary units and/or as portable options for patients; and (iii) high pressure oxygen cylinders, which are used primarily for portability as an adjunct to oxygen concentrators. Oxygen systems are prescribed by physicians for patients with chronic obstructive pulmonary disease, cystic fibrosis and neurologically-related respiratory problems.

•	Nebulizers and related inhalation drugs to assist patients with breathing. Nebulizer compressors are used to administer aerosolized medications (such as albuterol) to patients with asthma, bronchitis, chronic obstructive pulmonary disease, and cystic fibrosis. “AerMeds” is the Company’s registered marketing name for its aerosol medications program.

•	Respiratory assist devices to force air through respiratory passage-ways during sleep. These treatments, which utilize continuous positive airway pressure (“CPAP”) or bi-level positive airway pressure therapy, are used on adults with obstructive sleep apnea

(“OSA”), a condition in which a patient’s normal breathing patterns are disturbed during sleep.
     The other respiratory services that the Company provides include:
•	Home ventilators to sustain a patient’s respiratory function mechanically in cases of severe respiratory failure when a patient can no longer breathe independently.

•	Non-invasive positive pressure ventilation (“NPPV”) to provide ventilation support via a face mask for patients with chronic respiratory failure and neuromuscular diseases. This therapy enables patients to receive positive pressure ventilation without the invasive procedure of intubation.

•	Apnea monitors to monitor and to warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome.

•	Home sleep screenings and related diagnostic equipment to detect sleep disorders and the magnitude of such disorders.

•	Home respiratory evaluations and related diagnostic equipment to assist physicians in identifying, monitoring and managing their respiratory patients.
     Oxygen systems comprised approximately 36% of the Company’s total 2005 revenues. Inhalation drugs and nebulizers comprised approximately 11% and 2%, respectively, of the Company’s total 2005 revenues. Respiratory assist devices comprised approximately 20% of 2005 revenues. All other respiratory products and services comprised approximately 4% of the Company’s total 2005 revenues. The Company provides respiratory therapy services at all but five of its 263 centers.
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
     Enteral nutrition services account for approximately 6% of the Company’s total revenues in 2005 and are provided at most of the Company’s centers. Anti-infective therapy, TPN, and pain management and other infusion revenues accounted for approximately 6% of the Company’s total revenues in 2005. The Company currently provides other infusion therapies in 163 of its 263 centers.
     Home Medical Equipment and Medical Supplies. The Company provides a comprehensive line of equipment and supplies to serve the needs of home care patients. Revenues from home equipment and supplies are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment. Sales of home medical equipment and medical supplies account for 15% of the Company’s revenues in 2005. The Company sells home medical equipment and supplies at all but six of its 263 centers.
Operations
     Organization. Currently, the Company’s operations are divided into eleven geographic areas with each area headed by an area vice president. Each area vice president oversees the operations of approximately 20 to 30 centers. Area vice presidents focus on revenue development, cost control and assist local management with decision-making to improve responsiveness in local markets. The Company’s billing centers report directly to the corporate reimbursement department under the leadership of the Sr. Vice President of Revenue Management and Business Technology and three regional vice presidents of reimbursement. This organizational structure adds specialized knowledge and focused management resources to the billing, compliance and reimbursement functions.

     The Company’s centers are typically staffed with a general manager, clinicians such as respiratory therapists or registered nurses, service technicians and customer service representatives. In most of its markets the Company employs account executives who are responsible for local sales efforts. Account executives report to their respective area director of sales. The Company employs a licensed pharmacist in all centers that provide a significant amount of infusion therapy.
     The Company tries to appropriately balance between centralized and decentralized management. Operating managers are encouraged to promptly and effectively respond to local market demands, while the Company provides through its corporate office management support, compliance oversight and training, marketing and managed care expertise, sales training and support, product development, and financial and information systems. The Company retains centralized control over those functions necessary to monitor quality of patient care and to maximize operational efficiency. Services performed at the corporate office include financial and accounting functions, treasury, corporate compliance, human resources, reimbursement oversight, sales and marketing support, clinical policy and procedure development, regulatory affairs and licensure, and information system design. Management regularly analyzes the Company’s structure for opportunities to improve operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Productivity and Profitability” for additional discussion of centralization initiatives to improve productivity.
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
     Corporate Compliance. The Company’s goal is to operate its business with honesty and integrity and in compliance with the numerous laws and regulations that govern its operations. The Company’s corporate compliance program is designed to help accomplish these goals through employee training and education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits and other programs. The Company’s corporate compliance program is monitored by its Vice President of Compliance and Government Affairs, Assistant Compliance Officer and Compliance Committee. The Compliance Committee, which meets quarterly, is comprised of the Company’s President and CEO, Chief Operating Officer, Chief Financial Officer, Sr. Vice President of Revenue Management and Business Technology, and Sr. Vice President of Operations. The Compliance Committee is advised by the Company’s legal counsel. There can be no assurance that the Company’s compliance activities will prevent or detect violations of the governing laws and regulations. See “Business – Government Regulation.”
Hospital Joint Ventures
     The Company owns 50% of nine home health care businesses, and 70% of two other home health care businesses as of December 31, 2005. The remaining ownership percentage of each business is owned by local hospitals. Through management agreements, the Company is responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The operations of the 70%-owned joint ventures are consolidated with the operations of the Company. The operations of the 50%-owned joint ventures are not consolidated with the operations of the Company and are instead accounted for by the Company under the equity method.
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

Revenues
     The Company derives substantially all of its revenues from third-party payors including Medicare, private insurers and Medicaid. Medicare is a federally-funded and administered health insurance program that provides coverage for beneficiaries who require certain medical services and products. Medicaid is a state-administered reimbursement program that provides reimbursement for certain medical services and products. Amounts paid under these programs are generally based upon fixed rates. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise is delivered, or equipment is rented to patients. Revenues are recorded at net realizable amounts estimated to be paid by customers and third party payors. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to such reimbursements are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the period finalized.
     Sales revenues and related services include all product sales to patients and are derived from the provision of infusion therapies, the sale of home health care equipment and medical supplies, the sale of aerosol medications and respiratory therapy equipment, and the sale of supplies and the provision of services related to the delivery of these products. Sales revenues are recognized at the time of delivery and are billed using fixed fee schedules based upon the type of product and the payor when the Company has obtained the properly completed Certificate for Medical Necessity (“CMN”) from the health care provider, when applicable. Rentals and other patient revenues are derived from the rental of home health care equipment, enteral pumps and equipment related to the provision of respiratory therapy. All rentals of equipment are provided by the Company on a month-to-month basis and are billed and recorded as revenue using fixed monthly fee schedules based upon the type of rental and the payor when the Company has obtained the properly completed CMN from the health care provider, when applicable. As further described below, some payors have reduced the number of rental payments on certain items. The fixed monthly fee encompasses the rental of the product, delivery, set-up, instruction, maintenance, repairs, providing backup systems when needed, and providing periodic home visits.
     The following table sets forth the percentage of the Company’s revenues from each source indicated for the years presented:

	Year Ended December 31,
	2005	2004	2003
Medicare	52%	53%	53%
Private pay, primarily private insurance	39	38	38
Medicaid	9	9	9

Total	100%	100%	100%

     Because the Company derives a significant portion of its revenues from Medicare and Medicaid reimbursement, material changes in Medicare and Medicaid reimbursement have a material impact on its revenues and, consequently, on its business operations and financial results. Reimbursement levels typically are subject to downward pressure as the federal and state governments seek to reduce expenditures under the Medicare and Medicaid programs. Thus, since its inception the Company has experienced numerous reimbursement reductions related to its products and services and regularly learns of proposals for other reductions, some of which are subsequently implemented as proposed or in a modified form. The Company anticipates that future reductions will occur whether through administrative action, legislative changes, or otherwise.
     In the fourth quarter of 2003 Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA contained reimbursement changes that have and will continue to negatively impact the Company’s operating results, liquidity and capital resources. The reimbursement changes included in the MMA impact inhalation drugs, certain durable medical equipment items and home oxygen.
     The reimbursement changes associated with the MMA that went into effect in 2005 reduced net income for the twelve months ended December 31, 2005 by approximately $17.1 million, comprised of approximately $12.6 million in reimbursement reductions and approximately $4.5 million in increased cost of sales. The reimbursement reductions of approximately $12.6 million include reductions in inhalation drugs of approximately $4.5 million, reductions in certain items of durable medical equipment of approximately $2.1 million, and reductions in oxygen of approximately $6.0 million.
     In addition to reductions in 2004, effective January 1, 2005, the reimbursement rates for inhalation drugs were further changed to the average manufacturer’s sales price plus six percent (“ASP + 6%”). CMS updates reimbursement rates under the ASP + 6% pricing methodology on a quarterly basis. In the fourth quarter of 2004, the Centers for Medicare and Medicaid Services (“CMS”) set a monthly dispensing fee of $57 for a 30 day supply and $80 for a 90 day supply of these drugs for the 2005 calendar year. The reimbursement changes that went into effect on January 1, 2005 with respect to the Company’s inhalation drug business (which constituted approximately 11% of the Company’s 2005 revenues) reduced net income in the twelve months ended December 31, 2005 by approximately $9.0 million. This net income decrease is comprised of a revenue reduction of approximately $4.5 million and an increase in cost of sales of approximately $4.5 million.
     During the fourth quarter of 2005, the Centers for Medicare and Medicaid Services (“CMS”) announced a reduction in the dispensing fee for inhalation drugs beginning January 1, 2006. For 2006, CMS has established a dispensing fee of $57.00 for a 30-day prescription for the first time a Medicare beneficiary uses inhalation drugs and a $33.00 fee for subsequent months. For a 90-day prescription, Medicare will pay a dispensing fee of $66.00. The Company estimates that the reduction in the dispensing fee for 2006 will further reduce the Company’s annual inhalation drug revenue by approximately $3.9 million. Additionally, reimbursement rates for certain inhalation drugs were significantly decreased effective January 1, 2006 under the “ASP + 6%” provisions of the MMA. The Company estimates these reductions will further reduce revenue by approximately $2.3 million in 2006.

     The MMA also froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the start of a competitive bidding process which is scheduled to begin in 2007. According to the MMA, competitive bidding will be required in 10 of the largest Metropolitan Statistical Areas (“MSAs”) in 2007 with 80 additional MSAs scheduled for 2009. Additional areas will be added after 2009. At this time, it is not known which of the Company’s locations will be included, if any, in the competitive bidding process. Additionally, it is not known specifically which products will be included in the competitive bidding process or the impact competitive bidding will have on reimbursement rates. Therefore, the Company is not able to estimate the financial impact of the roll out of competitive bidding.
     In addition, the MMA specified that effective January 1, 2005, the reimbursement for home oxygen and 16 durable medical equipment (“DME”) items would be reduced to the median Federal Employee Health Benefit Plan (“FEHBP”) rates. The reimbursement reductions for the 16 DME items went into effect as scheduled on January 1, 2005 and reduced revenue and net income by approximately $2.1 million in the twelve months ended December 31, 2005.
     The reimbursement reductions for home oxygen did not go into effect on January 1, 2005. On March 30, 2005 the 2005 fee schedule for home oxygen was issued by CMS. These fee schedule amounts were implemented by the Medicare contractors on or about April 2, 2005. All claims received after the new fees were implemented for home oxygen furnished on or after January 1, 2005 were paid using the 2005 fee schedule amounts. Claims that were previously paid using the 2004 fee schedule amounts with dates of service on or after January 1, 2005 were not retroactively adjusted. The 2005 fee schedule for home oxygen reduced the Company’s Medicare oxygen revenues by approximately 8.9% beginning in the second quarter of 2005. This represented a decrease in revenues and net income of approximately $6.0 million during 2005.
     The Deficit Reduction Act of 2005 (“DRA”), which was signed into law on February 8, 2006, will affect the reimbursement of certain products provided by the Company. The DRA contains a provision that will eliminate the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs and beds, as well as respiratory assist devices. Under the historical capped rental methodology, rental payments for these items were made for fifteen months of continuous rental by the Medicare beneficiary at which time the rental payments stop. After the fifteen monthly rental payments were made, the Company received a semi-annual maintenance fee equal to one month’s rental payment and the Company continued to retain title to the equipment and continued to maintain the equipment after the fifteen months. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. Additionally, the semi-annual maintenance payment will no longer be paid and the Company’s responsibility to maintain the equipment is eliminated. However, after the end of the rental period the DRA specifies that Medicare shall pay for maintenance and service if determined to be reasonable and necessary by the Secretary of the Department of Health and Human Services (“Secretary”). The future reimbursement rates for maintenance and service are unknown; therefore the Company does not know the extent to which it will provide maintenance and service, if at all, or the revenue it would receive from such maintenance and service. The effective date of the provision to eliminate the capped rental methodology applies to items for which the first rental month occurs on or after January 1, 2006 and, as a result, there will be no impact to the Company’s revenue in 2006. The impact will be realized over a period of several years beginning in 2007. When fully phased in, the Company estimates that the annual impact of the elimination of the capped rental payment methodology will be a reduction in rental revenue of approximately $5.8 million, but this could be offset to some degree by additional maintenance and service revenue paid by Medicare to the Company for maintenance and service requested by the beneficiary after title transfers, if the Company provides such services. At this time, the Company is not able to quantify the potential revenue associated with maintenance and service.
     The DRA also contains a provision that will limit the monthly Medicare rental payments on oxygen equipment. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met the medical qualifications. The DRA specifies that after 36 months of continuous use by the Medicare beneficiary, the monthly rental payments for oxygen equipment will stop and title to the equipment will be transferred from the Company to the beneficiary. After the beneficiary owns the equipment, the DRA specifies Medicare shall pay for maintenance and service if determined to be reasonable and necessary by the Secretary, as well as gaseous and liquid oxygen contents for beneficiaries using stationary or portable oxygen cylinders and liquid vessels. The future reimbursement rates for maintenance and service are unknown, and, therefore, the Company does not know the extent to which it will provide maintenance and service, if at all, or the revenue it would receive from such maintenance and service. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore the reduction in revenue associated with this provision of the DRA will not impact the Company until 2009. Due to the uncertainty associated with the reimbursement for maintenance and service, the Company is unable to accurately estimate the annual impact of the revenue reduction. However, management believes the reduction will be material. While the Company is taking a number of measures to mitigate the effects of this reduction, there can be no assurances that its efforts will be successful.
     As discussed above, the DRA will effectively decrease the period over which revenue will be generated. As a result, the depreciable lives for the affected rental equipment will be decreased beginning January 1, 2006, which the Company anticipates will result in additional depreciation expense of $2.9 million in 2006.
     In the first quarter of 2006, CMS announced that non-invasive positive pressure ventilators (“NPPVs”) will no longer be considered an item requiring frequent and substantial servicing and therefore will no longer be rented for an indefinite period. As a result, rental payments for NPPVs will be capped at 13 months and the title to the equipment will transfer to the patient. The effective date for this reimbursement change is April 1, 2006, however, CMS is allowing for a transition period for devices which are currently being rented by Medicare beneficiaries so that rental months paid prior to April 1, 2006 will not count toward the rental payment cap. Therefore, the reduction in revenue associated with this reimbursement change will begin in 2007. The Company estimates that the annual impact of this reimbursement change will be a revenue reduction of approximately $1.7 million.

     In February 2006, the Bush administration announced its proposed federal budget for fiscal year 2007. The proposed budget includes a legislative proposal by the Department of Health and Human Services limiting Medicare rental payments of oxygen equipment to 13 months from the current 36 months as specified in the recently passed DRA. The Company believes that if this proposed legislation were to be enacted into law, it would have a substantial and material negative financial impact to the Company. Such legislation would require the Company to alter significantly its business model and cost structure as well as limit or eliminate certain products or services currently provided to patients in order to avoid substantial losses. There can be no assurance that the Company could successfully manage these changes. Additionally, management believes that such a drastic reduction in reimbursement for oxygen equipment would limit access to life-sustaining oxygen required by numerous Medicare beneficiaries. The Company intends to undertake a number of efforts to educate lawmakers and regulators regarding this issue in hopes of eliminating or modifying this proposed legislation, though there can be no assurance that the Company’s efforts will successfully impact this proposed legislation.
     Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions, through a variety of initiatives designed to grow revenues, improve productivity, and reduce costs. See “Business – Sales and Marketing” for a discussion of the Company’s initiatives to grow revenues and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Productivity and Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives; nevertheless, the adverse impact will be material in 2006 and beyond.
Collections
     The Company has four key initiatives in place to maintain and/or improve collections of accounts receivable: (i) proper staffing and training; (ii) process redesign and standardization; (iii) consolidation of billing center activities; and (iv) billing center specific goals geared toward improved cash collections and reduced accounts receivable.
     Net patient accounts receivable at December 31, 2005 was $55.2 million compared to net patient accounts receivable of $50.9 million at December 31, 2004.
     An important indicator of the Company’s accounts receivable collection efforts is the monitoring of the days sales outstanding (“DSO”). The Company monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning in an optimal manner. A decline in DSO usually results from process improvements and improved cash collections. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. The table below shows the Company’s DSO for the periods indicated and is calculated by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense, into net patient accounts receivable and multiplying the ratio by 90 days:

	Year Ended December 31,
	2005	2004	2003
DSO	61 days	55 days	60 days
     The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue (the amount of sales and rental revenues which have not yet been billed to the payor’s due to incomplete documentation or the receipt of the CMN). The amount of unbilled revenue was $11.3 million and $10.8 million for December 31, 2005 and December 31, 2004, respectively, net of valuation allowances.
     The increase in DSO and unbilled revenue at December 31, 2005 is due to temporary delays in obtaining supporting documentation needed for billing during the Company’s process of centralizing certain billing processes in 2005. The Company is working to reduce its DSO and unbilled revenue.
Sales and Marketing
     Relatively few barriers exist to entry into the local markets served by the Company which could result in competition from new market entrants. Additionally, in larger markets, regional and national providers account for a significant portion of the Company’s competition. Furthermore, some of the Company’s present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company. With this in mind, the Company has increased its focus on sales and marketing efforts over the past several years in an effort to improve revenues. Management implemented several changes in late 2004 designed to improve the effectiveness of the Company’s selling efforts. These include revisions to the account executive commission plans and a restructuring of the sales organization. After this restructuring, each area was assigned an area director of sales who reports to the respective area vice president. All account executives within a given area report to their respective area director of sales. Previously, account executives reported to the general manager of the operating center. Additionally, in February 2005, a senior vice president of sales and marketing was hired and in October 2005, a vice president of managed care was hired. Management believes these actions have resulted in a more focused sales management team.
     The Company’s sales and marketing focus for 2006 and beyond includes (i) emphasizing profitable revenue growth by focusing on oxygen and sleep-related products and services and by increasing the Company’s mix of Medicare and profitable managed care business; (ii) strengthening its sales and marketing efforts through a variety of programs and initiatives; (iii) increasing clinical expertise in order to identify potential patients earlier, retain existing patients longer, and develop clinical relationships with referrals; and (iv) expanding managed care revenue through greater management attention and prioritization of payors to secure managed care contracts at acceptable levels of profitability. Improvement in the Company’s ability to grow revenues will be critical to the Company’s success in 2006 and beyond. Management will continue to review and monitor progress with its sales and marketing efforts.
Competition
     The home health care industry is consolidating but remains highly fragmented and competition varies significantly from market to market. There are still relatively few barriers to entry in the local markets served by the Company, and it could encounter competition from new market entrants. In the small and mid-size markets in which the Company primarily operates, a large percentage of its competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition. Management believes that the competitive factors most important in the Company’s lines of business are quality of care and service, clinical expertise, reputation with referral sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources, and the range of services offered.
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

Branch Locations
     Following is a list of the Company’s 263 home health care centers as of December 31, 2005.

Alabama	Florida	Kentucky	Nebraska	Ohio	South Dakota	Virginia
Alexander City	Crawfordville	Bowling Green	Beatrice[1]	Berea	Sioux Falls	Charlottesville
Birmingham	Ft. Myers	Danville	Hastings[1]	Bryan		Chesapeake
Dothan	Ft. Walton	Jackson	Lincoln[1]	Chillicothe	Tennessee	Farmville
Florence	Gainesville	Lexington	Norfolk[1]	Cincinnati	Ashland City	Harrisonburg
Huntsville	Holly Hill	London	Omaha[1]	Dayton	Chattanooga (2)	Newport News
Mobile	Jacksonville	Louisville		Heath	Clarksville	Onancock[1]
Montgomery[1]	Leesburg	Paducah	Nevada	Mansfield	Cookeville	Richmond
	Longwood	Pineville	Las Vegas	Maumee	Dayton	Salem
Arizona	Lynn Haven	Somerset		Springfield	Dickson
Globe	Pensacola		New Mexico	Twinsburg	Erin	Washington
Phoenix	Port St. Lucie	Maine	Alamogordo	Worthington	Jackson	Lakewood
	Rockledge	Auburn	Albuquerque	Zanesville	Johnson City	Yakima
Arkansas	St. Augustine	Bangor	Clovis		Kingsport
Batesville	Tallahassee (2)	Rumford	Farmington	Oklahoma	Knoxville	West Virginia
Benton[1]	Tampa		Grants	Tulsa	Murfreesboro	Lewisburg
Conway[1]		Maryland	Las Cruces		Nashville	Rainelle
El Dorado	Georgia	Cumberland	Roswell	Pennsylvania	Oneida	Wheeling
Ft. Smith (2)	Albany	Salisbury[1]		Brookville	Tullahoma
Harrison	Brunswick		New York	Camp Hill	Union City	Wisconsin
Hot Springs	Dublin	Michigan	Albany	Chambersburg		Burlington
Jonesboro (2)	Eastman	West Branch[1]	Auburn	Clearfield	Texas	Eau Claire
Little Rock[1] (2)	Evans		Corning	Danville	Austin	Marshfield
Lowell	Rossville	Minnesota	Depew	Erie	Bay City	Milwaukee
Mena	Savannah	Albert Lea	Geneva	Johnstown	Brownwood	Minocqua
Mtn. Home	Valdosta	Red Wing	Hurley	Kane	Bryan	Onalaska
N. Little Rock[1]	Waycross	Rochester	Marcy	Lewistown	Conroe	Racine
Paragould			Oneonta	Mill Hall	Corpus Christi
Pine Bluff	Illinois	Mississippi	Poughkeepsie	Mt. Pleasant	Dallas
Russellville	Collinsville	Tupelo	Watertown	Philipsburg	Harlingen
Searcy	Mt. Vernon		Webster	Pittsburgh	Houston
Warren	Peoria	Missouri		Pottsville	Lake Jackson
	Springfield	Berkeley	North Carolina	State College	Laredo
Colorado		Cameron	Asheboro	Titusville	Longview
Cortez	Iowa	Columbia	Asheville[1]	Trevose	Lubbock
Denver	Atlantic[1]	Festus	Brevard	Waynesboro	Lufkin
Durango	Coralville	Hannibal	Charlotte	Wilkes-Barre	McAllen
Pagosa Springs	Davenport	Kansas City	Concord	York	Mount Pleasant
	Decorah	Kirksville	Gastonia		Nacogdoches
Connecticut	Des Moines	Mountain Grove	Hickory[1]	South Carolina	Paris
New Britain	Dubuque	Perryville	Lenoir[1]	Columbia	San Angelo
Waterbury	Fort Dodge	Potosi	Maiden[1]	Conway[1]	San Antonio
	Marshalltown	Rolla	Marion[1]	Florence	Temple
Delaware	Mason City	Springfield	Monroe	Greenville	Tyler
Dover	Ottumwa	St. Louis	Newland	Lancaster	Victoria
Newark	Sioux City	St. Peters	Salisbury	Myrtle Beach[1]	Waco
	Spencer	St. Robert	Sanford[1]	N. Charleston
	Waterloo	Warrensburg	Spruce Pine[1]	Rock Hill[1]
	West Burlington		Whiteville Wilmington	Union[1]
	Kansas		Winston-Salem
Pittsburg

[1]	Owned by a joint venture.

[2]	City has multiple locations.

Supplies and Equipment
     The Company centrally purchases home medical and respiratory equipment, prescription drugs, solutions and other materials and products required in connection with the Company’s business from select suppliers.
Insurance
     The Company maintains a commercial general liability policy which is on a claims-made basis. This insurance is renewed annually and includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1.0 million per claim with a $5.0 million product liability annual aggregate and a $5.0 million general liability annual aggregate. The Company’s professional liability policy is on a claims-made basis and is renewable annually with per claim coverage limits of up to $1.0 million per claim and $5.0 million in the aggregate. The Company’s commercial general liability policy and the professional liability policy have a maximum policy aggregate of $7.0 million. Defense costs are included within the limits of insurance. The Company retains the first $100,000 of each professional or general liability claim, except for Texas and Florida which is $200,000 per claim and all claim deductibles are subject to $500,000 in the aggregate. The Company also maintains excess liability coverage with limits of $20.0 million per claim and $20.0 million in the aggregate. Management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and for many of the Company’s significant vendors, a certificate of insurance has been received and the Company has been added by endorsement as an additional insured. However, there can be no assurance that such manufacturers will continue to maintain their own insurance, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage.
     The Company is insured for auto liability coverage for $1.0 million per accident. The Company retains the first $250,000 of each claim. The Company is insured for workers compensation. The Company retains the first $250,000 of each claim. The Company did not maintain annual aggregate stop-loss coverage for the years 2003, 2004 and 2005, as such coverage was not available.
     The Company is self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop-loss coverage of $14.0 million for 2005. Liabilities in excess of this aggregate amount (up to $1.0 million) are the responsibility of the insurer. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2003, 2004 and 2005.
     The Company provides accruals for its portion of the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The differences between actual settlements and accruals are included in expense once a probable amount is known.
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

     The Company has purchased insurance protecting its directors and officers.
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
Employees
     At December 31, 2005, the Company had approximately 2,662 full-time employees, 124 part-time employees and 169 employees used on an “as needed” basis only. Approximately 117 individuals were employed at the corporate office in Brentwood, Tennessee. None of the employees work under a union contract.
Trademarks
     The Company owns and uses a variety of marks, including American HomePatient®, AerMeds®; Redi ✓sm; EnterCaresm; Resourcesm; EnSpiresm; OPUSsm; SLEEPsm; Go Paperlesssm; Personal Caring Servicesm; CHF Heart Matterssm; Rest Assured...We’re the Home Sleep Specialistssm; and Breathe, Nourish, Move, Thrivesm, which have either been registered at the federal or state level or are being used pursuant to common law rights.
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
Legal Proceedings
     The following is a summary of the Company’s material legal proceedings:
     On July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). On July 1, 2003, American HomePatient, Inc. emerged from bankruptcy pursuant to a “100% pay plan” (the “Approved Plan”) whereby the Company’s shareholders retained their equity interest and all of the Company’s creditors and vendors will be paid 100% of all amounts they are owed, either immediately or over time with interest. The Lenders filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the

Sixth Circuit. On August 16, 2005, the Court of Appeals affirmed the ruling of the United States Bankruptcy Court, and affirmed by the United States District Court, approving the Company’s plan of reorganization. On September 13, 2005, the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit, which was subsequently denied. The Lenders have until May 2, 2006 to file a petition for writ of certiorari to request the United States Supreme Court to consider their appeal. The ultimate outcome of this appeal cannot be predicted, and an adverse ruling could have material adverse effects on the Company. These adverse effects could include, without limitation, adverse changes in the interest rate related to its secured and unsecured debt, a change in the proportion of debt treated as secured debt, issuance of equity securities to the Lenders or an adverse change in the capitalization of the Company to the detriment of equity holders. There can be no assurance as to the extent or nature of the adverse effects of a successful Lenders’ appeal. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt and is included in other accrued expenses on the consolidated balance sheets. The warrant holders appealed the damages calculation determined in this ruling. On July 11, 2005, the United States Court of Appeals for the Sixth Circuit affirmed the ruling by the Bankruptcy Court in favor of the Company’s request to reject the warrants and the determination of the damages resulting from the rejection. On July 25, 2005, the warrant holders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit which petition was rejected by the Court of Appeals on October 3, 2005. On January 3, 2006, the warrant holders filed a petition for writ of certiorari to request the United States Supreme Court to consider their appeal. The Supreme Court’s docket reflects the writ will be considered on March 17, 2006. The ultimate outcome of the warrant holders’ appeal cannot be predicted, and an adverse ruling could have material adverse effects on the Company. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     On June 11, 2001, a settlement agreement (the “OIG Settlement” or “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the aggregate principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. An installment of $529,000, including interest of $29,000, was due and paid on January 11, 2005. An installment of $1,015,000 including interest of $15,000 was due and paid on July 11, 2005. As of December 31, 2005, the Company had liabilities of $2,010,000 for its obligations pursuant to the Government Settlement, of which the entire amount is classified as a current liability on the consolidated balance sheet. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Approved Plan.”
ITEM 1A. RISK FACTORS
     This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.
     Medicare Reimbursement Reductions. In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduced Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in 2004 and others beginning in 2005. On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law. The DRA reduced the reimbursement of certain products provided by the Company. See “Business — Revenues.” These reductions have had and will have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events and Uncertainties – Reimbursement Changes and the Company’s Response.”
     Dependence on Reimbursement by Third-Party Payors. For the year ended December 31, 2005 the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 52%, 9% and 39%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed by the Bush administration that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Substantial Leverage. The Company maintains a significant amount of debt. The secured claim of the Lenders as of December 31, 2005 was $250.0 million. The unsecured claim of the warrant holders as of December 31, 2005 was approximately $0.8 million. Required payments to the Lenders are detailed in “Management’s Discussion and Analysis – Liquidity and

Capital Resources.” Due to the amount of debt, a substantial portion of the Company’s cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes or competitive pressures and the inability to pay or refinance debt when due would have a material adverse effect on the Company. See “Management’s Discussion and Analysis – Liquidity and Capital Resources.”
     Bankruptcy Appeal. On July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). On July 1, 2003, American HomePatient, Inc. emerged from bankruptcy pursuant to a “100% pay plan” (the “Approved Plan”) whereby the Company’s shareholders retained their equity interest and all of the Company’s creditors and vendors will be paid 100% of all amounts they are owed, either immediately or over time with interest. The Lenders filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit. On August 16, 2005, the Court of Appeals affirmed the rulings of the United States Bankruptcy Court and the United States District Court, approving the Company’s plan of reorganization. On September 13, 2005, the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit, which was subsequently denied. The Lenders have until May 2, 2006 to file a petition for writ of certiorari to request the United States Supreme Court to consider their appeal. If the decisions of the lower courts were to be reversed, it could have a material adverse effect on the Company. See “Business – Legal Proceedings.”
     Warrant Rejection Appeal. The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt and is included in other accrued expenses on the consolidated balance sheets. The warrant holders appealed the damages calculation determined in this ruling. On July 11, 2005, the United States Court of Appeals for the Sixth Circuit affirmed the ruling by the Bankruptcy Court and the United States District Court in favor of the Company’s request to reject the warrants and the determination of the damages resulting from the rejection. On July 25, 2005, the warrant holders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit which petition was rejected by the Court of Appeals on October 3, 2005. On January 3, 2006, the warrant holders filed a petition for writ of certiorari to request the United States Supreme Court to consider their appeal. The Supreme Court’s docket reflects the writ will be considered on March 17, 2006. If the decisions of the lower courts were to be reversed, the amount owed to the warrant holders could substantially increase which could materially adversely affect the Company’s cash flow and results from operations. See “Business – Legal Proceedings.”

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
     Expense Reduction. Because of reimbursement reductions, the Company must continue to find ways to grow revenues and reduce expenses in order to generate earnings and cash flow. The Company has been and is implementing a number of expense reduction initiatives in response to the DRA and other prior legislation resulting in reimbursement reductions. Further, reimbursement reductions proposed in the Bush administration’s proposed federal budget for 2007, if enacted, would require the Company to alter significantly its business model and cost structure, as well as the services it provides to patients, in order to avoid substantial losses. Measures undertaken to reduce expenses by improving efficiency can have an unintended negative impact on revenues, referrals, billing, collection and other aspects of the Company’s business, any of which can have a material adverse effect on the Company’s operations, financial condition, business, or prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Collectibility of Accounts Receivable. The Company has substantial accounts receivable as evidenced by DSO of 61 days as of December 31, 2005. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Revenue Recognition and Allowance for Doubtful Accounts.”
     Health Care Initiatives. The health care industry continues to undergo dramatic changes influenced in large part by federal legislative initiatives. It is likely new federal health care initiatives will continue to arise. The MMA has had a material negative impact on the level of reimbursement, and the DRA will have a material negative impact on the level of reimbursement beginning in 2007. Additionally, the Bush administration is proposing additional reductions beginning in 2007. There can be no assurance that these or other federal legislative and regulatory initiatives will not be adopted in the future. One or more of these initiatives could materially limit patient access to, or the Company’s reimbursement for, products and services provided by the Company. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of government health care programs or initiatives will not have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business - Revenues.”
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
     HIPAA Compliance. HIPAA Administrative Simplification requires all entities engaged in certain electronic transactions to meet specific standards to ensure the confidentiality and security of individually identifiable health information. In addition, HIPAA mandates the standardization of various types of electronic transactions and the codes and identifiers used for these transactions. While the Company has implemented all standards issued to date and is on schedule to comply with newly-issued standards for the National Provider Identifier, there are some state Medicaid programs that are not fully compliant with the electronic transaction standards due to state budgetary concerns or changes to the intermediary contracted by the state to process claims submitted by the providers. Some states have renewed processing claims; however, there has been a delay in cash collections by the Company as these states address the processing of backlog claims. There can be no assurance that these delays will not continue.
     On February 16, 2006, the Department of Health and Human Services published the final rule relative to the enforcement of the HIPAA Administrative Simplification standards. Entities found to be in violation of an Administrative Simplification provision may be subject to a civil money penalty of not more than $100 for each violation or not more than $25,000 for identical violations during a calendar year. Prior to the imposition of a penalty, however, the Secretary will seek the cooperation of the entity in obtaining compliance and may provide technical assistance to help the entity comply voluntarily with the applicable Administrative Simplification provisions.
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
     Liability and Adequacy of Insurance. The provision of healthcare services entails an inherent risk of liability. Certain participants in the home healthcare industry may be subject to lawsuits that may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company’s insurance coverage will not arise. A successful claim against the Company in excess of the Company’s insurance coverage could have a material adverse effect upon the operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company’s ability to attract patients or to expand its business. In addition, the Company maintains a large deductible for its workers’ compensation insurance. The Company is self-insured for its employee health insurance and is at risk for claims up to individual stop loss and aggregate stop loss amounts.

ITEM 1B. UNRESOLVED COMMENTS
     None.
ITEM 2. PROPERTIES
     As of December 31, 2005, the Company leased space for its corporate headquarters in the Parklane Building, Maryland Farms Office Park, Brentwood, Tennessee. The Company entered into an amended lease effective January 1, 2003 that provided for 29,000 square feet of leased space. The amended lease has a base monthly rent of $42,000 and expires in January 2009.
     The Company owns a facility in Waterloo, Iowa, which consists of approximately 35,000 square feet and owns a 50% interest in its center in Little Rock, Arkansas, which consists of approximately 15,000 square feet.
     The Company leases the operating space required for its remaining home health care and billing centers. A typical center occupies between 2,000 and 6,000 square feet and generally combines showroom, office, and warehouse space. Approximately two-thirds of the square footage comprising a typical center consists of warehouse space. Lease terms on most of the leased centers range from three to five years. Management believes that the Company’s owned and leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.
ITEM 3. LEGAL PROCEEDINGS
     A summary of the Company’s material legal proceedings is set forth in “Business – Legal Proceedings.”
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is currently traded in the over-the-counter market or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board under the symbol AHOM or AHOM.OB. The following table sets forth representative bid quotations of the common stock for each quarter of calendar years 2005 and 2004. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. See “Business — Risk Factors – Liquidity.”

	Bid Quotations
Fiscal Period	High	Low
2005 1st Quarter	$4.45	$2.71
2005 2nd Quarter	$3.98	$2.17
2005 3rd Quarter	$4.24	$2.16
2005 4th Quarter	$3.86	$2.85

2004 1st Quarter	$2.07	$1.14
2004 2nd Quarter	$1.70	$1.00
2004 3rd Quarter	$1.15	$0.50
2004 4th Quarter	$4.10	$0.46
     On March 3, 2006, there were 1,534 holders of record of the common stock and the closing sale price for the common stock was $3.75 per share.
     The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business or for debt service and no cash dividends will be paid. See – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     Information regarding the Company’s equity compensation plans is incorporated by reference to the Company’s definitive proxy statement (“Proxy Statement”) for its 2006 annual meeting of stockholders.

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
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Income Statement Data:
Revenues	$328,418	$335,823	$336,181	$319,632	$347,047
Cost of sales and related services	79,441	71,934	69,494	63,528	78,884
Cost of rentals and other revenues, including rental equipment depreciation expense	39,879	38,779	36,265	34,976	35,239
Operating expenses	158,851	167,285	177,167	169,417	177,049
Bad debt expense	9,438	10,671	10,437	11,437	15,813
General and administrative expenses	16,749	16,597	17,212	16,239	15,693
Depreciation, excluding rental equipment, and amortization expense	3,645	3,423	3,640	4,075	10,776
Amortization of deferred financing costs	—	—	—	1,779	3,082
Interest expense (excluding post-petition interest), net	17,141	18,290	8,945	11,461	27,772
Other (income) expense, net	(365)	(344)	(708)	243	(115)
(Gain) loss on sales of assets of centers	—	—	—	(667)	55
Chapter 11 financial advisory expenses incurred prior to filing bankruptcy	—	—	—	818	—

Total expenses	324,779	326,635	322,452	313,306	364,248

Earnings from unconsolidated joint ventures	(4,816)	(4,751)	(4,778)	(4,590)	(4,759)

Income (loss) from operations before reorganization items, income taxes and cumulative effect of change in accounting principle	8,455	13,939	18,507	10,916	(12,442)
Reorganization items	384	658	4,082	5,497	—
Provision for (benefit from) income taxes	327	50	400	(1,912)	450

Income (loss) from operations before cumulative effect of change in principle	7,744	13,231	14,025	7,331	(12,892)
Cumulative effect of change in accounting principle	—	—	—	(68,485)	—

Net income (loss)	$7,744	$13,231	$14,025	$(61,154)	$(12,892)

Income (loss) from operations before cumulative effect of change in accounting principle per share — basic	$0.45	$0.80	$0.86	$0.45	$(0.79)

Income (loss) from operations before cumulative effect of change in accounting principle per share — diluted	$0.43	$0.78	$0.74	$0.39	$(0.79)

Net income (loss) per share — basic	$0.45	$0.80	$0.86	$(3.74)	$(0.79)

Net income (loss) per share — diluted	$0.43	$0.78	$0.74	$(3.29)	$(0.79)

Weighted average shares outstanding — basic	17,296,000	16,481,000	16,368,000	16,358,000	16,251,000
Weighted average shares outstanding — diluted	17,973,000	17,066,000	19,000,000	18,607,000	16,251,000

	Year Ended December 31,
	2005	2004	2003	2002		2001
	(dollars in thousands)
Balance Sheet Data:
Working capital (deficit)	$35,135	$31,569	$20,117	$67,055		$(240,436)
Total assets	287,634	283,064	284,040	290,943		347,040
Total debt and capital leases, including current portion	251,019	251,918	262,914	280,765	(1)	283,696
Liabilities subject to compromise	—	—	—	307,829		—
Shareholders’ (deficit) equity	(12,456)	(20,729)	(34,249)	(47,594)		13,549

(1)	Excluding adequate protection payments of $8.0 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The Company provides home health care services and products to patients through its 263 centers in 34 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors. As a result, prices for the Company’s products and services are set by the payors and not by the Company. Since the Company cannot affect pricing, it can improve operating results primarily by increasing revenues and controlling expenses. It can improve cash flow by limiting the amount of time that it takes to collect payment after delivering products and services. Key indicators of performance include:
     Sales and Rentals. Operating in an industry with pre-set prices subject to reimbursement reductions makes it crucial to increase revenues by increasing the volume of sales and rentals. Over the past three years the Company has increased its focus on sales and marketing efforts in an effort to improve revenues, though the Company’s efforts have produced mixed results. Improving these efforts will be critical to the Company’s success. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product-line and branch location and region. Management’s intent is to identify geographic or product line weaknesses and take corrective actions. Reductions in reimbursement levels can more than offset an increased volume of sales and rentals. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”
     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense as a percentage of net revenue decreased from 3.2% in 2004 to 2.9% in 2005.
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
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning in an optimal manner. A decline in DSO usually results from process improvements and improved cash collections. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO decreased from 68 days at December 31, 2001 to 55 days at December 31, 2004 due to improved cash collections on current billings and improved timeliness in obtaining necessary billing documentation. The Company’s DSO of 61 days at December 31, 2005 has been impacted negatively by temporary delays in obtaining supporting documentation needed for billing during the Company’s process of centralizing certain billing processes in 2005.
     Unbilled Revenues. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which reports the amount of sales and rental revenues that have not yet been billed to the payors due to incomplete documentation or the receipt of the Certificate of Medical Necessity (“CMN”) from the providers. Unbilled revenue net of allowances was $10.8 million at December 31, 2004. At December 31, 2005, unbilled revenue net of allowances was $11.3 million. The increase in unbilled revenue in the current year is the result of temporary delays in obtaining supporting documentation needed for billing during the Company’s process of centralizing certain billing processes in 2005.
     Productivity and Profitability. As discussed above, the fixed price reimbursement and declining reimbursement rates in the Company’s industry makes it particularly important to control expenses. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are productivity analysis and profitability analysis. For instance, management analyzes billing center productivity using measures such as monthly revenue processed per full time equivalent (FTE) and monthly claims processed per FTE, with the goal of increasing productivity and eliminating the resulting excess capacity. Additionally, the Company monitors productivity of its operating centers by measuring each center’s personnel costs against a predetermined productivity standard. This measurement highlights opportunities for improved productivity and reductions in personnel expenses on a branch and area basis. These analyses have enabled the Company to consolidate billing centers, improve productivity at operating centers and reduce expenses. Moreover, they help identify and standardize best practices and identify and correct deficiencies. Similarly, the Company monitors its business on an operating center and product basis to identify opportunities to target growth or contraction. These analyses have led to the closure or consolidation of locations and to the emphasis on products and new sales initiatives. During 2005, the Company closed or consolidated fifteen operating centers, opened two operating centers and closed two billing centers. The Company did not exit any lines of business as a result of the closures, and as such, they are not deemed discontinued operations.
     In light of the reimbursement reductions impacting the Company over the past several years and given the likelihood of continued reimbursement reductions in the future, management is focused on evolving the Company’s business model to continue to improve productivity and reduce costs throughout 2006 and beyond. Initiatives include centralization of certain functions currently residing at the branch level, consolidation of certain billing center functions, and continued productivity improvements in branches and billing centers. Initiatives are also in place to improve asset utilization, reduce capital expenditures, reduce bad debt expense and revenue deductions, and reduce costs of delivery of products to patients. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”
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
     Reimbursement Changes and the Company’s Response. The reimbursement reductions contained in the MMA have negatively impacted and will continue to negatively impact the Company’s operating results, liquidity and capital resources. The reimbursement changes associated with the MMA that went into effect in 2005 reduced net income for the twelve months ended December 31, 2005 by approximately $17.1 million, comprised of approximately $12.6 million in reimbursement reductions and approximately $4.5 million in increased cost of sales. The reimbursement reductions of approximately $12.6 million include reductions in inhalation drugs of approximately $4.5 million, reductions in certain items of durable medical equipment of approximately $2.1 million, and reductions in oxygen of approximately $6.0 million.
     In addition to reductions in 2004, effective January 1, 2005, the reimbursement rates for inhalation drugs were further changed to the average manufacturer’s sales price plus six percent (“ASP + 6%”). CMS updates reimbursement rates under the ASP + 6% pricing methodology on a quarterly basis. In the fourth quarter of 2004, the Centers for Medicare and Medicaid Services

(“CMS”) set a monthly dispensing fee of $57 for a 30 day supply and $80 for a 90 day supply of these drugs for the 2005 calendar year. The reimbursement changes that went into effect on January 1, 2005 with respect to the Company’s inhalation drug business (which constituted approximately 11% of the Company’s 2005 revenues) reduced net income in the twelve months ended December 31, 2005 by approximately $9.0 million. This net income decrease is comprised of a revenue reduction of approximately $4.5 million and an increase in cost of sales of approximately $4.5 million.
     During the fourth quarter of 2005, the Centers for Medicare and Medicaid Services (“CMS”) announced a reduction in the dispensing fee for inhalation drugs beginning January 1, 2006. For 2006, CMS has established a dispensing fee of $57.00 for a 30-day prescription for the first time a Medicare beneficiary uses inhalation drugs and a $33.00 fee for subsequent months. For a 90-day prescription, Medicare will pay a dispensing fee of $66.00. The Company estimates that the reduction in the dispensing fee for 2006 will further reduce the Company’s annual inhalation drug revenue by approximately $3.9 million. Additionally, reimbursement rates for certain inhalation drugs were significantly decreased effective January 1, 2006 under the “ASP + 6%” provisions of the MMA. The Company estimates these reductions will further reduce revenue by approximately $2.3 million in 2006.
     The MMA also froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the start of a competitive bidding process which is scheduled to begin in 2007. According to the MMA, competitive bidding will be required in 10 of the largest Metropolitan Statistical Areas (“MSAs”) in 2007 with 80 additional MSAs scheduled for 2009. Additional areas will be added after 2009. At this time, it is not known which of the Company’s locations will be included, if any, in the competitive bidding process. Additionally, it is not known specifically which products will be included in the competitive bidding process or the impact competitive bidding will have on reimbursement rates. Therefore, the Company is not able to estimate the financial impact of the roll out of competitive bidding.
     In addition, the MMA specified that effective January 1, 2005, the reimbursement for home oxygen and 16 durable medical equipment (“DME”) items would be reduced to the median Federal Employee Health Benefit Plan (“FEHBP”) rates. The reimbursement reductions for the 16 DME items went into effect as scheduled on January 1, 2005 and reduced revenue and net income by approximately $2.1 million in the twelve months ended December 31, 2005.
     The reimbursement reductions for home oxygen did not go into effect on January 1, 2005. On March 30, 2005 the 2005 fee schedule for home oxygen was issued by CMS. These fee schedule amounts were implemented by the Medicare contractors on or about April 2, 2005. All claims received after the new fees were implemented for home oxygen furnished on or after January 1, 2005 were paid using the 2005 fee schedule amounts. Claims that were previously paid using the 2004 fee schedule amounts with dates of service on or after January 1, 2005 were not retroactively adjusted. The 2005 fee schedule for home oxygen reduced the Company’s Medicare oxygen revenues by approximately 8.9% beginning in the second quarter of 2005. This represented a decrease in revenues and net income of approximately $6.0 million during 2005.

     The Deficit Reduction Act of 2005 (“DRA”), which was signed into law on February 8, 2006, will affect the reimbursement of certain products provided by the Company. The DRA contains a provision that will eliminate the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs and beds, as well as respiratory assist devices. Under the historical capped rental methodology, rental payments for these items were made for fifteen months of continuous rental by the Medicare beneficiary at which time the rental payments stop. After the fifteen monthly rental payments were made, the Company received a semi-annual maintenance fee equal to one month’s rental payment and the Company continued to retain title to the equipment and continued to maintain the equipment after the fifteen months. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. Additionally, the semi-annual maintenance payment will no longer be paid and the Company’s responsibility to maintain the equipment is eliminated. However, after the end of the rental period the DRA specifies that Medicare shall pay for maintenance and service if determined to be reasonable and necessary by the Secretary of the Department of Health and Human Services (“Secretary”). The reimbursement rates for maintenance and service have not been announced, therefore the Company does not know the extent to which it will provide maintenance and service, if at all, or the revenue it would receive from such maintenance and service. The effective date of the provision to eliminate the capped rental methodology applies to items for which the first rental month occurs on or after January 1, 2006 and, as a result, there will be no impact to the Company’s revenue in 2006. The impact will be realized over a period of several years beginning in 2007. When fully phased in, the Company estimates that the annual impact of the elimination of the capped rental payment methodology will be a reduction in rental revenue of approximately $5.8 million, but this could be offset to some degree by additional maintenance and service revenue paid by Medicare to the Company for maintenance and service requested by the beneficiary after title transfers if the Company provides such services. At this time, the Company is not able to quantify the potential revenue associated with maintenance and service.
     The DRA also contains a provision that will limit the monthly Medicare rental payments on oxygen equipment. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met the medical qualifications. The DRA specifies that after 36 months of continuous use by the Medicare beneficiary, the monthly rental payments for oxygen equipment will stop and title to the equipment will be transferred from the Company to the beneficiary. After the beneficiary owns the equipment, the DRA specifies Medicare shall pay for maintenance and service if determined to be reasonable and necessary by the Secretary, as well as gaseous and liquid oxygen contents for beneficiaries using stationary or portable oxygen cylinders and liquid vessels. The future reimbursement rates for maintenance and service are unknown, and, therefore, the Company does not know the extent to which it will provide maintenance and service, if at all, or the revenue it would receive from such maintenance and service. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore the reduction in revenue associated with this provision of the DRA will not impact the Company until 2009. Due to the uncertainty associated with the reimbursement for maintenance and service, the Company is unable to accurately estimate the annual impact of the revenue reduction. However, management believes the reduction will be material. While the Company is taking a number of measures to mitigate the effects of this reduction, there can be no assurances that its efforts will be successful.
     In the first quarter of 2006, CMS announced that non-invasive positive pressure ventilators (“NPPVs”) will no longer be considered an item requiring frequent and substantial servicing and therefore will no longer be rented for an indefinite period. As a result, rental payments for NPPVs will be capped at 13 months and the title to the equipment will transfer to the patient. The effective date for this reimbursement change is April 1, 2006, but, CMS is allowing for a transition period for devices which are currently being rented by Medicare beneficiaries so that rental months paid prior to April 1, 2006 will not count toward the rental payment cap. Therefore, the reduction in revenue associated with this reimbursement change will begin in 2007. The Company estimates that the annual impact of this reimbursement change will be a revenue reduction of approximately $1.7 million.
     In February 2006, the Bush administration announced its proposed federal budget for fiscal year 2007. The proposed budget includes a legislative proposal by the Department of Health and Human Services limiting Medicare rental payments of oxygen equipment to 13 months from the current 36 months as specified in the recently passed DRA. The Company believes that if this proposed legislation were to be enacted into law, it would have a substantial and material negative financial impact to the Company. Such legislation would require the Company to alter significantly its business model and cost structure as well as limit or eliminate certain products or services currently provided to patients in order to avoid substantial losses. There can be no assurance that the Company could successfully manage these changes. Additionally, management believes that such a drastic reduction in reimbursement for oxygen equipment would limit access to life-sustaining oxygen required by numerous Medicare beneficiaries. The Company intends to undertake a number of efforts to educate lawmakers and regulators regarding this issue in hopes of eliminating or modifying this proposed legislation, though there can be no assurance that the Company’s efforts will successfully impact the proposed legislation.
     Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions, through a variety of initiatives designed to grow revenues, improve productivity, and reduce costs. See “Business – Sales and Marketing” for a discussion of the Company’s initiatives to grow revenues and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Productivity and Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives; nevertheless, the adverse impact will be material in 2006 and beyond.
     HIPAA. HIPAA Administrative Simplification requires all entities engaged in certain electronic transactions to meet specific standards to ensure the confidentiality and security of individually identifiable health information. In addition, HIPAA mandates the standardization of various types of electronic transactions and the codes and identifiers used for these transactions. While the Company has implemented all standards issued to date and is on schedule to comply with newly-issued standards for the National Provider Identifier, there are some state Medicaid programs that are not fully compliant with the electronic transaction standards due to state budgetary concerns or changes to the intermediary contracted by the state to process claims submitted by the providers. Some states have renewed processing claims; however, there has been a delay in cash collections by the Company as these states address the processing of backlog claims. There can be no assurance that these delays will not continue.
     On February 16, 2006, the Department of Health and Human Services published the final rule relative to the enforcement of the HIPAA Administrative Simplification standards. Entities found to be in violation of an Administrative Simplification provision may be subject to a civil money penalty of not more than $100 for each violation or not more than $25,000 for identical violations during a calendar year. Prior to the imposition of a penalty, however, the Secretary will seek the cooperation of the entity in obtaining compliance and may provide technical assistance to help the entity comply voluntarily with the applicable Administrative Simplification provisions.
     Medicaid. The Company has experienced delays in reimbursement from several state Medicaid programs. These delays are primarily the result of the state budgetary concerns, and may continue from time to time in the future.
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
     The Lenders filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit. On August 16, 2005, the Court of Appeals affirmed the rulings of the United States Bankruptcy Court and the United States District Court, approving the Company’s plan of reorganization. On September 13, 2005, the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit, which was subsequently denied. The Lenders have until May 2, 2006 to file a petition for writ of certiorari to request the United States Supreme Court to consider their appeal. The ultimate outcome cannot be predicted, and an adverse ruling could have a material adverse effect on the Company. These adverse effects could include, without limitation, adverse changes in the interest rate related to its secured and unsecured debt, a change in the proportion of debt treated as secured debt, issuance of equity securities or an adverse change in the capitalization of the Company to the detriment of equity holders. There can be no assurance as to the extent or nature of the adverse effects of a successful Lenders’ appeal. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt and is included in other accrued expenses on the consolidated balance sheets. The warrant holders appealed the damages calculation determined in this ruling. On July 11, 2005, the United States Court of Appeals for the Sixth Circuit affirmed the ruling by the Bankruptcy Court in favor of the Company’s request to reject the warrants and the determination of the damages resulting from the rejection. On July 25, 2005, the warrant holders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit which petition was rejected by the Court of Appeals on October 3, 2005. On January 3, 2006, the warrant holders filed a petition for writ of certiorari to request the United States Supreme Court to consider their appeal. The Supreme Court’s docket reflects the writ will be considered on March 17, 2006. The ultimate outcome of the warrant holders’ appeal cannot be predicted, and an adverse ruling could have material adverse effects on the Company.
     Product Mix. The Company’s strategy for 2005 was to maintain a diversified offering of home health care services reflective of its current business mix with a strong emphasis on respiratory services, primarily oxygen and sleep-related products and services. For 2006, respiratory services will remain a primary focus along with home medical equipment rental and enteral nutrition products and services.
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
     Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the creditworthiness and collectibility of amounts due from its patients. Approximately 61% of the Company’s 2005 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided or when merchandise or equipment is delivered to patients. Revenues are recorded net of estimated adjustments for billing errors or other reimbursement adjustments. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as an adjustment to revenue in the period finalized.
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
     The Company’s allowance for doubtful accounts totaled approximately $16.0 million and $16.9 million as of December 31, 2005 and 2004, respectively.

     Included in the Company’s accounts receivable are amounts pending approval from third- party payors, primarily balances due from patients applying for Medicaid benefits for the first time. Since the vast majority of the Company’s receivables are for established patients and for patients already having coverage prior to receiving services, amounts pending third-party approval are immaterial.
     The table below details an aging by payor of the Company’s gross patient accounts receivable as of December 31, 2005.
Gross Patient Accounts Receivable by Payor
(In thousands)

		Days Outstanding
			Unbilled					Unbilled	Unbilled			Unapplied
	Total	<30	0-90	31-60	61-90	91-120	121-180	91-180	>180	181-360	>360	Cash
Managed Care	$22,814	$8,977	$1,761	$3,694	$1,989	$1,421	$1,307	$476	$244	$2,112	$833	$—
Medicaid	8,234	2,728	1,029	1,124	601	471	601	461	285	812	122	—
Medicare	22,916	10,557	3,816	1,563	1,394	999	1,031	1,198	816	1,269	273	—
Other Payors	6,539	2,463	424	1,278	659	506	363	93	44	595	114	—
Private Pay	3,887	1,211	3	700	584	478	204	2	5	662	38	—

A/R Aged by Payor	$64,390	$25,936	$7,033	$8,359	$5,227	$3,875	$3,506	$2,230	$1,394	$5,450	$1,380	$—

Other Billed A/R	3,089	806	—	636	198	110	254	—	—	580	505	—
Other Unbilled A/R	4,554	—	4,438	—	—	—	—	58	58	—	—	—

Unapplied Cash	(847)	—	—	—	—	—	—	—	—	—	—	(847)

Total Aged A/R	$71,186	$26,742	$11,471	$8,995	$5,425	$3,985	$3,760	$2,288	$1,452	$6,030	$1,885	$(847)

      Other billed accounts receivable in the table above is primarily comprised of accounts receivable tracked by billing systems that are unable to provide aging data by payor. Other unbilled accounts receivable is primarily comprised of open orders and manually accrued accounts receivable for which aging data by payor is not available.
     Inventory Valuation and Cost of Sales Recognition. Inventories represent certain equipment and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory on an interim basis using an estimated gross margin percentage, based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. The Company records a valuation allowance for obsolete and slow moving items and for specific inventory. The Company is subject to loss for inventory adjustments in excess of the recorded inventory valuation allowance. The inventory valuation allowance was $0.9 million and $0.4 million at December 31, 2005 and 2004, respectively.
     Rental Equipment Valuation. Equipment is rented to patients on a month-to-month basis for use in their homes and is depreciated over the equipment’s estimated useful life. On an annual basis the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated, damaged, or obsolete equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for damaged, outdated, or obsolete equipment. Management records a valuation allowance for its estimated lost, damaged, outdated, or obsolete rental equipment based upon historical adjustment amounts and believes the recorded rental allowance is adequate. The Company is subject to loss for adjustments in excess of its recorded rental equipment valuation allowance. The Company’s rental equipment valuation allowance totaled $1.0 million at December 31, 2005 and 2004.

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
     There was no impairment recognized as a result of the Company’s annual impairment testing in September 2005.
     Self Insurance. Self-insurance accruals primarily represent management’s loss estimate for self-insurance or large deductible risks associated with workers’ compensation insurance. The Company is insured for workers’ compensation, but retains the first $250,000 of risk exposure for each claim. The Company is not maintaining annual aggregate stop loss coverage for claims made in 2003, 2004 and 2005, as such coverage was not available. Judgments used in determining the accruals related to workers’ compensation include the selection of loss development factors and judgements related to the frequency and severity of reported claims. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The liability for estimated workers’ compensation claims totaled approximately $4.0 million and $3.7 million as of December 31, 2005 and 2004, respectively. The Company utilizes analyses prepared by a third-party administrator based on historical claims information to support the required liability and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by the third-party administrator.
     The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis. The Company maintained annual aggregate stop loss coverage of $14.0 million for 2005. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2005, 2004 and 2003. The estimated liability for health insurance claims totaled approximately $1.4 million and $2.6 million as of December 31, 2005 and 2004, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred but unpaid reported claims and for incurred but not yet reported claims based upon its assessment of the lag time in reporting and paying claims. Judgments include: assessing historical paid claims; average lags between the claims’ incurred dates, reported dates and paid dates; the frequency of claims; and the severity of claims.
     The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. The Company maintained cash collateral balances of $6.6 million at December 31, 2005, related to its self-insured obligations, which is included in other assets.
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

RESULTS OF OPERATIONS
Summary of Statement of Operations Reporting
     The Company reports its revenues as follows: (i) sales and related services revenues; and (ii) rentals and other revenues. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and medical supplies, the sale of aerosol medications and respiratory therapy equipment, and the sale of supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of home health care equipment, enteral pumps, and equipment related to the provision of respiratory therapies. Cost of sales and related services includes the cost of equipment and drugs and related supplies sold to patients. Cost of rentals and other revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen cylinders, rent expense for leased equipment, and rental equipment depreciation expense and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, area management expenses, selling costs, occupancy costs, billing center costs and other operating costs. General and administrative expenses include corporate and senior management expenses. The majority of the Company’s joint ventures are not consolidated for financial statement reporting purposes. Earnings from unconsolidated joint ventures with hospitals represent the Company’s equity in earnings from unconsolidated joint ventures and management and administrative fees from unconsolidated joint ventures.
     The following table and related discussion set forth items from the Company’s consolidated statements of earnings as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Revenues	100%	100%	100%
Cost of sales and related services	24	21	21
Cost of rentals and other revenues, including rental equipment depreciation	12	12	11
Operating expenses	48	50	52
Bad debt expense	3	3	3
General and administrative expense	5	5	5
Depreciation, excluding rental equipment, and amortization	1	1	1
Interest expense, net	5	5	3
Other income, net	—	—	—

Total expenses	98	97	96

Earnings from joint ventures	(1)	(1)	(1)
Income from operations before reorganization items and income taxes	3	4	5
Reorganization items	—	—	1
Provision for income taxes	—	—	—

Net income	3%	4%	4%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Revenues. Revenues decreased from $335.8 million in 2004 to $328.4 million in 2005, a decrease of $7.4 million, or 2.2%. The 2005 Medicare reimbursement rate changes for inhalation drugs, certain DME items and oxygen reduced revenues by approximately $12.6 million in 2005. Without these reductions, revenues would have increased $5.2 million, or 1.5%. Following is a discussion of the components of revenues:
          Sales and Related Services Revenues. Sales and related services revenues decreased from $145.2 million in 2004 to $141.6 million in 2005, a decrease of $3.6 million, or 2.5%. The 2005 Medicare reimbursement changes reduced sales and related services revenues by $4.8 million. Without these reductions, sales and related services revenues would have increased $1.2 million, or 0.8%, compared to the prior year.
          Rentals and Other Revenues. Rentals and other revenues decreased from $190.6 million in 2004 to $186.8 million in 2005, a decrease of $3.8 million, or 2.0%. The 2005 Medicare reimbursement changes reduced rental revenues by approximately $7.8 million in 2005. Without these reductions, rental revenues in 2005 would have increased $4.0 million, or 2.1%.
     Cost of Sales and Related Services. Cost of sales and related services increased from $71.9 million in 2004 to $79.4 million in 2005, an increase of $7.5 million, or 10.4%. As a percentage of revenues, cost of sales and related services increased from 21.4% for 2004 to 24.2% for 2005. As a percentage of sales and related services revenues, cost of sales and related services increased from 49.5% for 2004 to 56.1% for 2005. This increase is primarily attributable to reduced reimbursement associated with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and an increase in cost of sales of inhalation drugs due to a shift to higher cost branded products.
     Cost of Rental Revenues. Cost of rental revenues increased from $38.8 million in 2004 to $39.9 million in 2005, an increase of $1.1 million, or 2.8%. This increase is primarily the result of a higher level of rental equipment depreciation associated with the Company’s growth in rentals of oxygen equipment and respiratory assist devices. As a percentage of revenues, cost of rental revenues increased from 11.5% in 2004 to 12.1% in 2005. As a percentage of rental revenues, cost of rental revenue increased from 20.4% in 2004 to 21.3% in 2005. This increase is primarily the result of oxygen reimbursement reductions in the current year associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
     Operating Expenses. Operating expenses decreased from $167.3 million in 2004 to $158.9 million in 2005, a decrease of $8.4 million, or 5.0%. As a percentage of revenues, operating expenses decreased from 49.8% to 48.4% for 2004 and 2005, respectively. The decrease is the result of the Company’s initiatives to improve productivity and reduce costs in its branches and billing centers.
     Bad Debt Expense. Bad debt expense decreased from $10.7 million in 2004 to $9.4 million in 2005, a decrease of $1.3 million, or 12.1%. As a percentage of revenues, bad debt expense was 3.2% and 2.9% for 2004 and 2005, respectively. The decrease in bad debt expense for

2005 was due to an improvement in cash collections and in the aging of the Company’s past due accounts receivable.
     General and Administrative Expenses. General and administrative expenses increased from $16.6 million in 2004 to $16.8 million in 2005, an increase of $0.2 million, or 1.2%. As a percentage of revenues, general and administrative expenses were 4.9% for 2004 and 5.1% for 2005. This percentage increase is due to lower revenue in 2005 as a result of the $12.6 million of reimbursement reductions in 2005.
     Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses increased from $3.4 million in 2004 to $3.6 million in 2005, an increase of $0.2 million, or 5.9%. The increase is due to amortization related to a software licensing agreement.
     Interest Expense, Net. Interest expense, net, decreased from $18.3 million in 2004 to $17.1 million in 2005, a decrease of $1.2 million, or 6.6%. The decrease in interest expense, net, is the result of an increase in interest income earned in 2005 and a decrease in the Company’s outstanding debt.
     Other Income, Net. Other income, net, was $0.3 million for 2004 compared to $0.4 million for 2005. Other income, net, primarily relates to investment gains or losses associated with collateral interest in split dollar life insurance policies.
     Earnings from Joint Ventures. Earnings from joint ventures remained unchanged at $4.8 million for 2004 and 2005.
     Reorganization Items. During 2004 and 2005, the Company incurred certain expenses totaling $0.7 million and $0.4 million, respectively as a result of certain on-going legal issues associated with the Company’s Chapter 11 filing in 2002. These expenses are comprised of professional and other fees.
     Provision for Income Taxes. The provision for income taxes increased from $0.1 million in 2004 to $0.3 million in 2005, an increase of $0.2 million, or 200%. The provision for income taxes recorded in 2004 and 2005 is for state and local taxes.
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
     Cost of Sales and Related Services. Cost of sales and related services increased from $69.5 million in 2003 to $71.9 million in 2004, an increase of $2.4 million, or 3.5%. As a percentage of sales and related services revenues, cost of sales and related services increased from 46.9% for 2003 to 49.5% for 2004. This increase is primarily attributable to lower gross margins in the Company’s inhalation drug sales in 2004, due to lower reimbursements as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
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
     Interest Expense, Net. Interest expense increased from $8.9 million in 2003 to $18.3 million in 2004, an increase of $9.4 million, or 106.0%. The increase is the result of the timing of the Company’s filing for and emergence from bankruptcy protection. During the period the Company was in bankruptcy, from July 31, 2002, through July 1, 2003, the Company was not required to accrue or pay interest on the Lender debt.
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
     2004 Fourth Quarter Results. The Company’s net income for the fourth quarter of 2004 was favorably impacted by approximately $1.1 million for certain items, the most significant of which were adjustments to the Company’s valuation of inventory, accrual for income taxes and accrual for cash bonuses. The Company revised its valuation of inventory to reflect favorable results from recent inventory observations and changes in estimates of standard costs. These revisions totaled approximately $0.5 million. Additionally, the Company revised its estimate of potential income tax exposure items and reduced the accrual for income taxes by approximately $0.4 million. The Company determined that it would not achieve certain pre-established incentive targets and reduced its estimated accrual for cash bonuses by approximately $1.0 million.
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
Liquidity and Capital Resources
     At December 31, 2005 the Company had current assets of $84.4 million and current liabilities of $49.2 million, resulting in working capital of $35.2 million and current ratio of 1.7x as compared to a working capital of $31.6 million and a current ratio of 1.6x at December 31, 2004.
     Pursuant to the Approved Plan, the Company has secured long-term debt of $250.0 million, as evidenced by a promissory note to the Lenders that is secured by various security agreements.
     The Approved Plan provides that the $250.0 million secured debt matures on August 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash and equivalents in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment is due on each previous September 30 in an amount equal to one-half of the anticipated March payment. No payment was due on March 31, 2005 as the Company did not have Excess Cash Flow as of December 31, 2004 and no payment was due on September 30, 2005 as the Company did not anticipate having Excess Cash Flow at December 31, 2005.
     The Company has made all payments due under the Approved Plan as of December 31, 2005. As of December 31, 2005, the Lenders were owed approximately $250.0 million, and the warrant holders were owed approximately $0.8 million of unsecured debt related to damages associated with rejection of warrants. The remaining undisputed general unsecured claims (excluding the Government Settlement) were paid in full as of December 31, 2005. The resolution of disputed claims is anticipated to result in the Company owing additional sums to certain prepetition creditors.
     The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of December 31, 2005, the Company had unrestricted cash and cash equivalents of approximately $4.4 million.
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
     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan through 2006. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. In addition, an adverse final outcome of the Lenders’ appeal of the bankruptcy confirmation order could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. The Company’s obligation for the Government Settlement of $2,010,000 is due March 11, 2006. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The Company’s future liquidity will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $55.2 million and $50.9 million at December 31, 2005 and December 31, 2004, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 61 days and 55 days at December 31, 2005 and December 31, 2004, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources have been, and will continue to be, materially adversely impacted by the Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes.”
     Net cash provided by operating activities decreased from $38.3 million in 2004 to $25.1 million in 2005, a decrease of $13.2 million. Net income decreased from $13.2 million in 2004 to $7.7 in 2005. This decrease is primarily attributable to a reduction in reimbursement rates. Net cash used in investing activities decreased from $27.6 million in 2004 to $25.7 million in 2005, a decrease of $1.9 million, which relates primarily to a decrease in additions to property and equipment due to improved vendor pricing and improved controls over purchasing of rental equipment. Net cash used in financing activities decreased from $7.5 million in 2004 to $0.7 million in 2005, a decrease of $6.8 million. The decrease is primarily attributable to higher payments for the Lenders’ unsecured debt in 2004. The cash used in financing activities for 2005 primarily relates to principal payments on long-term debt and capital leases. At December 31, 2005, the Company had cash and cash equivalents of approximately $4.4 million.

Contractual Obligations and Commercial Commitments
     The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of December 31, 2005:

						2010 &
	Total	2006	2007	2008	2009	thereafter
Long-term debt and capital leases	$251,019,000	$909,000	$27,000	$28,000	$250,029,000	$26,000

Interest on long-term debt and capital leases	60,796,000	16,966,000	16,966,000	16,966,000	9,897,000	1,000

OIG settlement	2,000,000	2,000,000	—	—	—	—

Accrued interest on OIG settlement	10,000	10,000	—	—	—	—

Operating lease obligations	24,265,000	9,915,000	7,710,000	4,368,000	1,612,000	660,000

Total contractual cash obligations	$338,090,000	$29,800,000	$24,703,000	$21,362,000	$261,538,000	$687,000

Long-term debt is comprised entirely of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” In addition to the scheduled principal payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt, as defined by the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year. As these payments will be based on excess cash at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the 2009 column per the table above, could require principal payments in years 2006, 2007 and 2008.
Interest on the long-term debt in the above table represents the maximum interest payments on the principal balance of $250.0 million in the event the Company does not make any excess cash flow payments or pre-payments in 2006, 2007, 2008 and 2009. Capital leases consist primarily of leases of office and computer equipment. Operating leases are noncancelable leases on certain vehicles and buildings.
The OIG Settlement represents the settlement regarding the alleged billing improprieties by the Company during the period from January 1, 1995 through December 31, 1998.
At December 31, 2005, the Company has no off-balance sheet commitments or guarantees outstanding.

At December 31, 2005, the Company had two letters of credit totaling $650,000, of which $400,000 expires in May 2006 and $250,000 expired in January 2006. The letters of credit secure the Company’s obligations with respect to its professional liability insurance. The letters of credit are secured by a certificate of deposit, which is included in restricted cash.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to SFAS No. 123 and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company will adopt this Statement on January 1, 2006 under the modified prospective method of application. Under that method, the Company will recognize compensation costs for new grants of share-based awards, awards modified after the effect date, and the remaining portion of the fair value of the unvested awards at the adoption date. The Company estimates that the adoption of SFAS No. 123R will result in the recognition of compensation costs for share-based awards of approximately $280,000 in 2006.
     In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under the Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be effective for the Company for inventory costs incurred on or after January 1, 2006. The adoption of this Statement will not have a significant effect on the Company’s financial statements.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in APB No. 29 for recognizing nonmonetary exchanges of similar productive assets at fair value and replaces it with an exception for recognizing exchanges of nonmonetary assets at fair value that do not have commercial substance. This Statement will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006. The adoption of this Statement will not have a significant effect on the Company’s financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

     In September 2005, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF No. 04-13 provides guidance as to when purchases and sales of inventory with the same counterparty should be accounted for as a single exchange transaction. EITF No. 04-13 also provides guidance as to when a nonmonetary exchange of inventory should be accounted for at fair value. EITF No. 04-13 will be applied to new arrangements entered into, and modifications or renewals of existing arrangements occurring after January 1, 2007. The application of EITF No. 04-13 is not expected to have a significant impact on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is not subject to material interest rate sensitivity since the Approved Plan provides for a fixed interest rate for both the $250 million secured debt and the Company’s unsecured debt. Interest expense associated with other debts would not materially impact the Company as most of those interest rates are fixed. The Company does not own and is not a party to any market risk sensitive instruments.
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
     Financial statements are contained on pages F-60 through F-94 of this Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
     In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2005. Based on such evaluation, such officers have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information concerning directors and executive officers of the Company is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2006 annual meeting of stockholders of the Company.

ITEM 11.	EXECUTIVE COMPENSATION
     Executive compensation information is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2006 annual meeting of stockholders of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The equity compensation plan information and the security ownership of certain beneficial owners and management information are incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2006 annual meeting of stockholders of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information concerning certain relationships and related transactions of the Company is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2006 annual meeting of stockholders of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information concerning the Company’s principal accountant fees and services is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2006 annual meeting of stockholders of the Company.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     Financial statements and schedules of the Company required to be included in Part II, Item 8 are listed below.
Financial Statements
Financial Statement Schedules

Schedule I	Condensed Financial Information of Registrant(1)
Schedule II	Valuation and Qualifying Accounts	S-1
Schedule III	Real Estate and Accumulated Depreciation(2)
Schedule IV	Mortgage Loans on Real Estate(2)
Schedule V	Supplemental Information Concerning Property-Casualty Insurance Operations(2)

(1)	Omitted because test for inclusion was not met.

(2)	Omitted because schedule not applicable to Company.
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

AMERICAN HOMEPATIENT, INC.

/s/ JOSEPH F. FURLONG, III

Joseph F. Furlong, III, President,
Chief Executive Officer and Director

/s/ STEPHEN L. CLANTON

Stephen L. Clanton
Chief Financial Officer

/s/ ROBERT L. FRINGER

Robert L. Fringer
Principal Accounting Officer
Date: March 15, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henry T. Blackstock	Director	March 15, 2006

Henry T. Blackstock

/s/ Joseph F. Furlong, III	Director, President,	March 15, 2006

Joseph F. Furlong, III	and Chief Executive
Officer

/s/ Donald R. Millard	Director	March 15, 2006

Donald R. Millard

/s/ William C. O’Neil	Director	March 15, 2006

William C. O’Neil

/s/ W. Wayne Woody	Director	March 15, 2006

W. Wayne Woody

American HomePatient, Inc. and Subsidiaries
Consolidated Financial Statements
As of December 31, 2005 and 2004 and for each of the years in the three year period ended December 31, 2005
Together with Reports of Independent Registered Public Accounting Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have audited the accompanying consolidated balance sheets of American HomePatient, Inc. and subsidiaries, as of December 31, 2005 and 2004, and the related consolidated statements of operations shareholders’ deficit and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II – Valuation and Qualifying Accounts as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American HomePatient, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Nashville, Tennessee
March 14, 2006

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$4,444,000	$5,772,000
Restricted cash	650,000	650,000
Accounts receivable, less allowance for doubtful accounts of $15,964,000 and $16,912,000, respectively	56,464,000	52,517,000
Inventories, net of inventory valuation allowances of $863,000 and $468,000, respectively	14,197,000	15,947,000
Prepaid expenses and other current assets	8,674,000	6,361,000

Total current assets	84,429,000	81,247,000

Property and equipment	172,541,000	174,761,000
Less accumulated depreciation and amortization	(115,560,000)	(116,756,000)

Property and equipment, net	56,981,000	58,005,000

Goodwill	121,834,000	121,834,000
Investments in joint ventures	8,128,000	6,698,000
Other assets	16,262,000	15,280,000

Total other assets	146,224,000	143,812,000

TOTAL ASSETS	$287,634,000	$283,064,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT	2005	2004
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$908,000	$885,000
Accounts payable	18,110,000	17,842,000
Other payables	1,274,000	1,751,000
Short-term note payable	3,805,000	3,663,000
Accrued expenses:
Payroll and related benefits	10,260,000	8,655,000
Insurance, including self-insurance accruals	7,552,000	8,213,000
Other	7,385,000	8,669,000

Total current liabilities	49,294,000	49,678,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	250,111,000	251,033,000
Pre-petition accounts payable	—	477,000
Other noncurrent liabilities	50,000	2,071,000

Total noncurrent liabilities	250,161,000	253,581,000

Total liabilities	299,455,000	303,259,000

MINORITY INTEREST	635,000	534,000

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.01 par value; authorized, 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 35,000,000 shares; issued and outstanding, 17,388,000 and 17,047,000 shares, respectively	174,000	170,000
Additional paid-in capital	174,113,000	173,588,000
Accumulated deficit	(186,743,000)	(194,487,000)

Total shareholders’ deficit	(12,456,000)	(20,729,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$287,634,000	$283,064,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
REVENUES:
Sales and related service revenues, net	$141,569,000	$145,203,000	$148,051,000
Rentals and other revenues, net	186,849,000	190,620,000	188,130,000

Total revenues, net	328,418,000	335,823,000	336,181,000

EXPENSES:
Cost of sales and related services	79,441,000	71,934,000	69,494,000
Cost of rentals and other revenues, including rental equipment depreciation of $24,307,000, $23,502,000 and $20,241,000, respectively	39,879,000	38,779,000	36,265,000
Operating expenses	158,851,000	167,285,000	177,167,000
Bad debt expense	9,438,000	10,671,000	10,437,000
General and administrative	16,749,000	16,597,000	17,212,000
Depreciation, excluding rental equipment, and amortization	3,645,000	3,423,000	3,640,000
Interest expense, net (excluding post-petition contractual interest of $0, $0 and $12,510,000, respectively)	17,141,000	18,290,000	8,945,000
Other income, net	(365,000)	(344,000)	(708,000)

Total expenses	324,779,000	326,635,000	322,452,000

Earnings from unconsolidated joint ventures	4,816,000	4,751,000	4,778,000

INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	8,455,000	13,939,000	18,507,000

Reorganization items	384,000	658,000	4,082,000

INCOME FROM OPERATIONS BEFORE INCOME TAXES	8,071,000	13,281,000	14,425,000

Provision for income taxes	327,000	50,000	400,000

NET INCOME	$7,744,000	$13,231,000	$14,025,000

INCOME PER COMMON SHARE:
-Basic	$0.45	$0.80	$0.86

-Diluted	$0.43	$0.78	$0.74

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
-Basic	17,296,000	16,481,000	16,368,000

-Diluted	17,973,000	17,066,000	19,000,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2002	16,367,000	$164,000	$173,985,000	$(221,743,000)	$(47,594,000)

Cancellation of warrant to Lenders	—	—	(686,000)	—	(686,000)
Issuance of shares through exercise of employee stock options including tax benefits	10,000	—	6,000	—	6,000
Net income	—	—	—	14,025,000	14,025,000

BALANCE, December 31, 2003	16,377,000	164,000	173,305,000	(207,718,000)	(34,249,000)

Issuance of shares through exercise of employee stock options including tax benefits	670,000	6,000	232,000	—	238,000
Non-cash compensation expense resulting from early vesting of stock options	—	—	51,000	—	51,000
Net income	—	—	—	13,231,000	13,231,000

BALANCE, December 31, 2004	17,047,000	$170,000	$173,588,000	$(194,487,000)	$(20,729,000)

Issuance of shares through exercise of employee stock options including tax benefits	341,000	4,000	525,000	—	529,000

Net income	—	—	—	7,744,000	7,744,000

BALANCE, December 31, 2005	17,388,000	$174,000	$174,113,000	$(186,743,000)	$(12,456,000)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,744,000	$13,231,000	$14,025,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,952,000	26,925,000	23,881,000
Bad debt expense	9,438,000	10,671,000	10,437,000
Amortization of deferred financing costs	—	—	160,000
Non-cash interest income on adequate protection payments	—	—	(832,000)
Non-cash compensation expense	—	51,000	—
Equity in earnings of unconsolidated joint ventures	(3,003,000)	(2,800,000)	(2,561,000)
Minority interest	417,000	226,000	350,000
Gain on dissolution of joint venture	—	—	(93,000)
Reorganization items	384,000	658,000	4,082,000
Reorganization items paid	(437,000)	(1,378,000)	(6,439,000)

Change in assets and liabilities, net of dispositions:
Accounts receivable	(13,385,000)	(4,313,000)	(13,523,000)
Inventories	1,750,000	528,000	195,000
Prepaid expenses and other current assets	(2,313,000)	(2,230,000)	(1,855,000)
Accounts payable, other payables and accrued expenses	(973,000)	(4,949,000)	(12,757,000)
Other assets and liabilities	(4,069,000)	(3,597,000)	2,168,000
Due to unconsolidated joint ventures, net	1,573,000	5,308,000	1,186,000

Net cash provided by operating activities	25,078,000	38,331,000	18,424,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(25,722,000)	(27,595,000)	(29,916,000)
Proceeds from joint venture dissolution	—	—	908,000

Net cash used in investing activities	(25,722,000)	(27,595,000)	(29,008,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Continued)

	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(316,000)	$(190,000)	$(322,000)
Principal payments on long-term debt and capital leases	(1,039,000)	(10,996,000)	(1,158,000)
Proceeds from exercise of employee stock options	529,000	238,000	2,000
Proceeds from short term note payable, net	142,000	3,663,000	—
Adequate protection payments	—	—	(7,794,000)
Restricted cash	—	(250,000)	(400,000)

Net cash used in financing activities	(684,000)	(7,535,000)	(9,672,000)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,328,000)	3,201,000	(20,256,000)

CASH AND CASH EQUIVALENTS, beginning of year	5,772,000	2,571,000	22,827,000

CASH AND CASH EQUIVALENTS, end of year	$4,444,000	$5,772,000	$2,571,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$17,498,202	$18,836,000	$7,318,000

Cash payments of income taxes	$465,047	$567,000	$421,000

NON-CASH ACTIVITY:
Capital leases entered into for property and equipment:	$140,000
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
1.	ORGANIZATION AND BACKGROUND

American HomePatient, Inc. and subsidiaries (the “Company” or “American HomePatient”) provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. As of December 31, 2005, the Company provides these services to patients, primarily in the home, through 263 centers in 34 states.

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

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R) Consolidation of Variable Interest Entities (“FIN 46 R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46 (R). The Company has not identified any variable interest entities at December 31, 2005 or 2004.

Revenues

The Company’s principal business is to provide home health care services and products to patients, primarily in the home. Approximately 61% of the Company’s revenues in 2005, and 62% in 2004 and 2003 are from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon fixed rates. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Revenues are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as a reduction to revenue in the period finalized.

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

The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,
	2005	2004	2003
Home respiratory therapy services	73%	71%	69%
Home infusion therapy services	12	12	13
Home medical equipment and home health supplies	15	17	18

Total	100%	100%	100%

Cash Equivalents

Cash equivalents at December 31, 2005 and 2004 consist of overnight repurchase agreements with an original term of less than three months. For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2005 and 2004 consist of certificates of deposit, which are used as collateral for a letter of credit associated with the Company’s professional liability insurance.

Accounts Receivable

The Company provides credit for a substantial portion of its non third-party reimbursed revenues and continually monitors the credit worthiness and collectibility of amounts due from its patients. The Company recognizes revenues at the time services are performed or products delivered. A portion of patient receivables consists of unbilled receivables for which the Company has not obtained all of the necessary medical documentation, but has provided the service or equipment. The Company determines its allowance for doubtful accounts based upon the type of receivable (billed or unbilled) as well as the age of the receivable. As a receivable balance ages, an increasingly larger allowance is recorded for the receivable. A 100% valuation allowance is provided for all billed receivables over one year old and all unbilled receivables over 180 days old. Historical collections substantiate the percentages of aged receivables for which an allowance is established. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories represent goods and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory at estimated amounts on an interim basis based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. Any resulting adjustment from these physical counts is charged to cost of sales. The allowance established by management for the valuation of inventory consists of an allowance for obsolete and slow moving items and for specific inventory. The valuation allowance is based on a percentage for specifically identified inventory items and a general percentage of inventory.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2005 and 2004 are primarily comprised of prepaid insurance premiums and include other deposits from which the Company expects to benefit within the next year. At December 31, 2005 and 2004, prepaid insurance premiums comprised $4,924,000 and $4,695,000 of prepaid expenses and other current assets, respectively.

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

Rental equipment is rented to patients for use in their homes. On an annual basis, the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for damaged, outdated, or obsolete equipment. Management records a valuation allowance for estimated lost, damaged, outdated, or obsolete rental equipment based upon historical adjustment amounts.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount in which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Intangible assets with finite useful lives are amortized and goodwill and intangible assets with indefinite lives are not amortized. Goodwill is tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. The Company has selected September 30 as its annual testing date. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company operates as one reporting unit.

The Company conducted an annual impairment test as of September 2005 and concluded that the carrying value of the reporting unit did not exceed its fair value. Additionally, as a result of future reimbursement reductions due to MMA and the future impact of the DRA (See Note 9), which was enacted February 2006, the Company performed an impairment test of goodwill at December 31, 2005 and concluded that the carrying value of the reporting unit did not exceed its fair value. Any subsequent impairment loss will be recognized as an operating expense in the Company’s consolidated statements of earnings.

Deferred Financing Costs

Deferred financing costs are amortized using methods which approximate the effective interest method over the periods of the related indebtedness.

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures of nine companies are accounted for by the equity method. The Company would recognize a loss when there is a loss in value in the equity method investment which is determined to be an other than temporary decline.

Other Assets

Investments under split dollar value life insurance arrangements of $5,869,000 and $5,638,000 at December 31, 2005 and 2004, respectively, were recorded in connection with the prior acquisitions of certain home health care businesses and in connection with bonuses for employees. These policies are valued at the cash surrender value of the policy discounted over the remaining life expectancy of the insured. These amounts are reflected in other assets in the accompanying consolidated balance sheets. All split dollar life insurance premiums are fully funded.

The Company also has deposits with vendors and lessors which total $8,772,000 and $7,384,000 as of December 31, 2005 and 2004, respectively.

Short-Term Note Payable

Short term note payable of $3,805,000 and $3,663,000 at December 31, 2005 and 2004, respectively, is comprised of two borrowings to finance the Company’s insurance premiums for its general insurance policies for the policy year. The two notes bear interest at 6.6% or 6.9% and are payable in ten monthly installments with maturity on December 31, 2006 and July 5, 2006.

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

Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations including FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25”, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123” (“SFAS No. 148”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2005	2004	2003
Net income — as reported	$7,744,000	$13,231,000	$14,025,000
Additional compensation expense	$(466,000)	$(601,000)	$(80,000)

Net income — pro forma	$7,278,000	$12,630,000	$13,945,000

Net income per common share — as reported
Basic	$0.45	$0.80	$0.86
Diluted	0.43	0.78	$0.74

Net income per common share — pro forma
Basic	$0.42	$0.77	$0.85
Diluted	$0.40	$0.74	$0.73
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

Comprehensive Income

The Company did not have any components of comprehensive income other than net income in all periods presented.

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

Due to a rise in interest rates during 2005, and the Company’s long-term debt having a fixed interest rate, the fair value of debt has decreased at December 31, 2005 as compared to December 31, 2004. The fair value of the Company’s long-term debt is approximately $239.0 million and is estimated by discounting the future cash flows of each instrument at estimated rates currently attainable by the Company for similar debt instruments of comparable maturities.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to SFAS No. 123 and supersedes APB No. 25, and its related implementation guidance. This Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company will adopt this Statement on January 1, 2006 under the modified prospective method of application. Under that method, the Company will recognize compensation costs for new grants of share-based awards, awards modified after the effect date, and the remaining portion of the fair value of the unvested awards at the adoption date. The Company estimates that the adoption of SFAS No. 123R will result in the recognition of compensation costs for share-based awards unvested at the adoption date of approximately $280,000.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under the Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be effective for the Company for inventory costs incurred on or after January 1, 2006. The adoption of this Statement will not have a significant effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates an exception in APB No. 29 for recognizing nonmonetary exchanges of similar productive assets at fair value and replaces it with an exception for recognizing exchanges of nonmonetary assets at fair value that do not have commercial substance. This Statement will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006. The adoption of this Statement will not have a significant effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

In September 2005, the Emerging Issues Task Force (“EITF”) issued Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF No. 04-13 provides guidance as to when purchases and sales of inventory with the same counterparty should be accounted for as a single exchange transaction. EITF No. 04-13 also provides guidance as to when a nonmonetary exchange of inventory should be accounted for at fair value. EITF No. 04-13 will be applied to new arrangements entered into, and modifications or renewals of existing arrangements occurring after January 1, 2007. The application of EITF No. 04-13 is not expected to have a significant impact on the Company’s financial statements.

Reclassifications

Certain amounts presented in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the current year presentation.

3.	PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

In 2002 American HomePatient, Inc. filed a voluntary petition for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Filing”). On July 1, 2003, the Company successfully emerged from bankruptcy protection under a Joint Plan of Reorganization (the “Approved Plan”).

Pursuant to the Approved Plan, the Company has long-term debt of $250.0 million, as evidenced by a promissory note to the lenders under a previous senior debt facility (the “Lenders”) that is secured by substantially all of the Company’s assets. The Company also has $846,000 of unsecured debt due to the Lenders.

The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, beginning on March 31, 2005, in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The maturity date of the $250.0 million secured debt is August 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.

As of December 31, 2005, all undisputed unsecured debt, other than the damages stemming from the rejection of the warrants as discussed below, has been paid in full. The resolution of disputed claims is anticipated to result in the Company owing additional sums to certain pre-petition creditors. The Company has made all payments due under the Approved Plan as of December 31, 2005.

The Lenders filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit. On August 16, 2005, the Court of Appeals affirmed the ruling of the United States Bankruptcy Court, and affirmed by the United States District Court, approving the Company’s plan of reorganization. On September 13, 2005, the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit, which was subsequently denied. The Lenders have until May 2, 2006 to file a petition for writ of certiorari to request the United States Supreme Court to consider their appeal.

The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt and is included in other accrued expenses on the consolidated balance sheets. The warrant holders appealed the damages calculation determined in this ruling. On July 11, 2005, the United States Court of Appeals for the Sixth Circuit affirmed the ruling by the Bankruptcy Court in favor of the Company’s request to reject the warrants and the determination of the damages resulting from the rejection. On July 25, 2005, the warrant holders filed a petition for en banc rehearing with the United States Court of

Appeals for the Sixth Circuit which petition was rejected by the Court of Appeals on October 3, 2005. On January 3, 2006, the warrant holders filed a petition for writ of certiorari to request the United States Supreme Court to consider their appeal. The Supreme Court’s docket reflects the writ will be considered on March 17, 2006.

Reorganization Items

Reorganization items represent expenses that were incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Professional and other fees related to the reorganization were $384,000, $658,000 and $4,082,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

4.	LIQUIDITY

As discussed in Note 3, on July 1, 2003, the Company’s Approved Plan became effective and the Company emerged from bankruptcy protection.

During the year ended December 31, 2003 the Company achieved net income of $14,025,000 and improved operating results from the prior years. The 2003 results were favorably impacted by the exclusion of $12,510,000 in post-petition contractual interest expense while the Company was in bankruptcy in 2003. The Company is focused on generating positive cash flow from operating activities, primarily through improvements in its operating results. For the year ended December 31, 2005 and 2004, net income was $7,744,000 and $13,231,000, respectively, and net cash provided by operating activities was $25,279,000 and $38,280,000, respectively.

Total long-term debt and capital leases have decreased $899,000 from $251,918,000 to $251,019,000 at December 31, 2004 and 2005, respectively. In addition, the Company paid off its remaining undisputed pre-petition accounts payable of $477,000 in 2005. All of the Company’s debts have fixed interest rates, with a weighted average interest rate of 6.8% at December 31, 2005.

The Company has scheduled current debt principal payments of $874,000 and minimum rental obligations of $9,953,000 under long-term operating and capital leases due during the twelve months ending December 31, 2006. The Company is also obligated to make excess cash payments on the Lenders’ secured debt as defined by the Approved Plan.

As of December 31, 2005, the Company had approximately $35,135,000 of working capital which included $4,444,000 in unrestricted cash and cash equivalents. The Company’s consolidated cash flows from operations for the year ended December 31, 2005 were sufficient to meet 2005 debt and lease obligations. The Company believes that its current cash and cash equivalents and expected cash flow from operations will be sufficient to fund its operating requirements, capital expenditure requirements, debt service requirements, and lease obligations during 2006.

In order to meet its future payment obligations, the Company must continue to improve its cash flow from operations. There can be no assurance that the Company’s operations will improve. The failure to make its periodic debt, lease and other financial obligations, or the failure to extend, refinance or repay any of its debt obligations as they become due would have a material adverse effect upon the Company.

The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, the level and quality of accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients and former owners of businesses acquired. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $55,222,000 and $50,851,000 at December 31, 2005 and December 31, 2004, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 61 and 55 days at December 31, 2005 and December 31, 2004, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

The Company’s future liquidity and capital resources will be materially adversely impacted by the Medicare reimbursement reductions contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and the Deficit Reduction Act of 2005. See Note 9.

In accordance with the Approved Plan, none of the Company’s current debt and lease agreements contain various financial and operational restrictive covenants. However, any non-payment, or other default with respect to the Company’s debt obligations could cause the Company’s lenders to attempt to declare defaults, accelerate payment obligations or foreclose upon the assets securing such indebtedness or exercise their remedies with respect to such assets, which, if successful, would have a material adverse impact on the Company.

5.	INVESTMENT IN JOINT VENTURES

The Company owns 50% of nine home health care businesses, and 70% of two home health care businesses as of December 31, 2005 (the “Joint Ventures”). The remaining ownership percentage of each joint venture is owned by local hospitals or other investors within the same community. Under management agreements, the Company is responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The operations of the two 70% owned joint ventures are consolidated with the operations of the Company. The operations of the nine 50% owned joint ventures are not consolidated with the operations of the Company and are accounted for by the Company under the equity method of accounting.

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

The Company provides accounting and receivable billing services to the joint ventures. The joint ventures are charged for their share of such costs based on contract terms. The Company’s earnings from unconsolidated joint ventures include equity in earnings of 50% owned joint ventures, management fees and fees for accounting and receivable billing services. The Company’s investment in unconsolidated joint ventures includes notes payable to joint ventures, totaling $743,000 and $2,640,000 as of December 31, 2005 and 2004, respectively. Minority interest represents the outside partners’ 30% ownership interests in the consolidated joint ventures, and totals $635,000 and $534,000 as of December 31, 2005 and 2004, respectively.

Summarized financial information of all 50% owned joint ventures at December 31, 2005 and 2004 and for the years then ended is as follows:

	2005	2004
	(unaudited)	(unaudited)
Cash	$2,957,000	$1,339,000
Accounts receivable, net	5,186,000	5,226,000
Property and equipment, net	6,021,000	6,621,000
Other assets	4,432,000	5,800,000

Total assets	$18,596,000	$18,986,000

Accounts payable and accrued expenses	$1,090,000	$576,000
Partners’ capital	17,506,000	18,410,000

Total liabilities and partners’ capital	$18,596,000	$18,986,000

Net sales and rental revenues	$33,211,000	$33,429,000
Cost of sales and rentals, including rental depreciation	10,021,000	8,277,000
Operating and management fees	16,981,000	19,307,000
Depreciation, excluding rental equipment, amortization and interest expense	196,000	185,000

Total expenses	27,198,000	27,769,000

Pre-tax income	$6,013,000	$5,660,000

6.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable consist of the following components:

	December 31,
	2005	2004
Patient receivables:
Medicare and related copay portions	$22,916,000	$19,347,000
All other, principally commercial insurance companies, and related copay portions	48,270,000	48,416,000

	71,186,000	67,763,000

Other receivables, principally due from vendors and former owners of acquired businesses	1,242,000	1,666,000

Total accounts receivable	72,428,000	69,429,000

Less: Allowance for doubtful accounts	15,964,000	16,912,000

Accounts Receivable, net	$56,464,000	$52,517,000

Of the patient receivables, $15.1 million and $14.7 million are unbilled as of December 31, 2005 and 2004, respectively.

7.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2005	2004
Land	$51,000	$51,000
Buildings and improvements	4,816,000	5,209,000
Rental equipment	132,356,000	134,094,000
Furniture, fixtures and equipment	34,816,000	34,410,000
Delivery equipment	502,000	997,000

	$172,541,000	$174,761,000

Property and equipment under capital leases are included under the various equipment categories. As of December 31, 2005 and 2004, gross property held under capital leases totals $1,519,000 and $1,379,000, respectively, and related accumulated amortization was $1,368,000 and $1,351,000, respectively.

Rental equipment is net of valuation allowances of $1.0 million at December 31, 2005 and 2004.

As of December 31, 2005 and 2004, respectively, accumulated depreciation includes $80,843,000 and $82,673,000 of accumulated depreciation related to rental equipment.

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

8.	LONG-TERM DEBT AND CAPITAL LEASES

At December 31, 2005 and 2004 long-term debt and capital lease obligations consist of the following:

	December 31,
	2005	2004
Long-term debt, of which $250,000,000 is secured by substantially all assets of the Company and is due August 1, 2009. As a result of the Approved Plan, the secured debt bears interest at 6.785%, payable monthly.	$250,000,000	$251,025,000

Notes payable, unsecured	874,000	874,000

Capital lease obligations, monthly payments until 2010	145,000	19,000

Total long-term debt and capital leases	251,019,000	251,918,000
Less: current portion	(908,000)	(885,000)

Long-term debt and capital leases, less current portion	$250,111,000	$251,033,000

Pursuant to the Approved Plan, the Company’s secured debt to the Lenders is $250.0 million which is due August 1, 2009, and is evidenced by a promissory note in that amount and is secured by various security agreements. To the Company’s knowledge, the Lenders have not executed the agreements. The Company is no longer a party to a credit agreement or formal covenant requirements.

The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment.

The aggregate maturities of long-term debt, excluding capital leases, for each of the years subsequent to December 31, 2005 and thereafter are as follows:

2006	$874,000
2007	—
2008	—
2009	250,000,000

$250,874,000

In addition to the scheduled payments above, the Company is obligated to make additional payments if cash and cash equivalents is in excess of $7.0 million at the end of the Company’s fiscal year. The Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified as due in 2009 per the table above, could require principal payments in years 2006, 2007 and 2008.

Capital Leases

The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases beginning January 1, 2006 are as follows:

2006	$38,000
2007	31,000
2008	31,000
2009	31,000
2010	26,000

157,000
Less amounts representing interest ranging from 1.9% to 8.3%	(12,000)

$145,000

9.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has noncancelable operating leases on certain land, vehicles, buildings and equipment. Some of the leases contain renewal options and require the Company to pay all executory costs such as maintenance. The Company accounts for operating leases on a straight-line basis over the base term of the leases, with the difference between actual lease payments and straight-line expenses over the lease term included in deferred rent. The minimum future rental commitments on noncancelable operating leases (with initial or remaining lease terms in excess of one year), net of sublease proceeds, for the next five years and thereafter beginning January 1, 2006 are as follows:

	Minimum Lease	Sublease	Net Lease
	Payments	Proceeds	Commitments
2006	$9,915,000	$(122,000)	$9,793,000
2007	7,710,000	(104,000)	7,606,000
2008	4,368,000	(20,000)	4,348,000
2009	1,612,000	—	1,612,000
2010	525,000	—	525,000
Thereafter	135,000	—	135,000

	$24,265,000	$(246,000)	24,019,000

Rent expense for all operating leases was approximately $15,115,000, $16,531,000 and $16,031,000 in 2005, 2004 and 2003, respectively.

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

Employment and Consulting Agreements

The Company has employment agreements with certain members of management which provide for the payment to these members of amounts from one-half to three times their annual compensation in the event of a termination without cause, a constructive discharge (as defined in the employment agreements) or upon a change in control of the Company (as defined in the employment agreements). The terms of such agreements automatically renew for one year. The maximum contingent liability under these agreements at December 31, 2005 is approximately $6,848,000.

Self-Insurance

Self-insurance accruals primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance. The Company is insured for workers’ compensation but retains the first $250,000 of risk exposure for each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2005, 2004 and 2003, as such coverage was not available. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The estimated liability for workers’ compensation claims totaled approximately $3,981,000 and $3,740,000 as of December 31, 2005 and 2004, respectively. The Company utilizes analyses prepared by a third-party administrator based on historical claims information to determine the required accrual and related expense associated with workers’ compensation. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by the third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage of $14.0 million for 2005. The health insurance policies are limited to maximum lifetime reimbursements of $2,000,000 per person for 2005, 2004 and 2003. The estimated liability for health insurance claims totaled $1,375,000 and $2,551,000 as of December 31, 2005 and 2004, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred but unpaid reported claims and for incurred but not yet reported claims based upon its assessment of lag time in reporting and paying claims.

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

The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. As of December 31, 2005, the Company maintained cash collateral balances of $6.6 million, which is included in other assets.

Letters of Credit

At December 31, 2004, the Company had two letters of credit totaling $650,000, of which $400,000 and $250,000 expire in May 2006 and January 2006, respectively, in place securing its obligations with respect to the Company’s professional liability insurance. The letters of credit are secured by a certificate of deposit, which is included in restricted cash.

401K Retirement Savings Plan

The Company maintains a 401k Retirement Savings Plan (the “401k”), administered by Massachusetts Mutual Life Insurance Company, to provide a tax deferred retirement savings plan to its employees. To qualify, employees must be at least 21 years of age, with twelve months of continuous employment and must work at least twenty hours per week. Employee contributions are limited to 1% to 15% of employee compensation. The Company matches 25% of the first 3% of employee contributions. For the years ended December 31, 2005, 2004, and 2003, expense of $258,000, $289,000 and $303,000, respectively, associated with the Company’s matching is included in the consolidated statements of earnings.

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

HIPPA mandated an extensive set of regulations to protect the privacy of individually identifiable health information. The regulations consist of three sets of standards, each with a different date for required compliance: Privacy Standards; Transaction and Code Set Standards; and Security Standards.

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

In the fourth quarter of 2003 Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA contained reimbursement changes which began in 2004, that have and will continue to negatively impact the Company’s operating results, liquidity and capital resources. The reimbursement changes included in the MMA impact inhalation drugs, certain durable medical equipment items and home oxygen.

In addition to reductions in 2004, effective January 1, 2005, the reimbursement rates for inhalation drugs were further changed to the average manufacturer’s sales price plus six percent (“ASP + 6%”). The Centers for Medicare and Medicaid Services (“CMS”) updates reimbursement rates under the ASP + 6% pricing methodology on a quarterly basis. In the fourth quarter of 2004, CMS set a monthly dispensing fee of $57 for a 30 day supply and $80 for a 90 day supply of these drugs for the 2005 calendar year.

During the fourth quarter of 2005, the Centers for Medicare and Medicaid Services (“CMS”) announced a reduction in the dispensing fee for inhalation drugs beginning January 1, 2006. For 2006, CMS has established a dispensing fee of $57.00 for a 30-day prescription for the first time a Medicare beneficiary uses inhalation drugs and a $33.00 fee for subsequent months. For a 90-day prescription, Medicare will pay a dispensing fee of $66.00.

The MMA also froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the start of a competitive bidding process which is scheduled to begin in 2007. According to the MMA, competitive bidding will be required in 10 of the largest Metropolitan Statistical Areas (“MSAs”) in 2007 with 80 additional MSAs scheduled for 2009. At this time, it is not known which of the Company’s locations will be included, if any, in the competitive bidding process. Additionally, it is not known specifically which products will be included in the competitive bidding process or the impact competitive bidding will have on reimbursement rates. Therefore, the Company is not able to estimate the financial impact of the roll out of competitive bidding.

In addition, the MMA specified that effective January 1, 2005, the reimbursement for home oxygen and 16 durable medical equipment (“DME”) items would be reduced to the median Federal Employee Health Benefit Plan (“FEHBP”) rates. The reimbursement reductions for the 16 DME items went into effect as scheduled on January 1, 2005.

The reimbursement reductions for home oxygen did not go into effect on January 1, 2005. On March 30, 2005 the 2005 fee schedule for home oxygen was issued by CMS. These fee schedule amounts were implemented by the Medicare contractors on or about April 2, 2005. All claims received after the new fees were implemented for home oxygen furnished on or after January 1, 2005 were paid using the 2005 fee schedule amounts. Claims that were previously paid using the 2004 fee schedule amounts with dates of service on or after January 1, 2005 were not retroactively adjusted.

The Deficit Reduction Act of 2005 (“DRA”), which was signed into law on February 8, 2006, will affect the reimbursement of certain products provided by the Company. The DRA contains a provision that will eliminate the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs and beds, as well as respiratory assist devices. Under the historical capped rental methodology, rental payments for these items were made for fifteen months of continuous rental by the Medicare beneficiary at which time the rental payments stop. After the fifteen monthly rental payments were made, the Company received a semi-annual maintenance fee equal to one month’s rental payment and the Company continued to retain title to the equipment and continued to maintain the equipment after the fifteen months. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. Additionally, the semi-annual maintenance payment will no longer be paid and the Company’s responsibility to maintain the equipment is eliminated. However, after the end of the rental period the DRA specifies that Medicare shall pay for maintenance and service if determined to be reasonable and necessary by the Secretary of the Department of Health and Human Services (“Secretary”). The reimbursement rates for maintenance and service have not been announced, therefore the Company does not know the extent to which it will provide maintenance and service, if at all, or the revenue it would receive from such maintenance and service.

The DRA also contains a provision that will limit the monthly Medicare rental payments on oxygen equipment. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met the medical qualifications. The DRA specifies that after 36 months of continuous use by the Medicare beneficiary, the monthly rental payments for oxygen equipment will stop and title to the equipment will be transferred from the Company to the beneficiary. After the beneficiary owns the equipment, the DRA specifies Medicare shall pay for maintenance and service if determined to be reasonable and necessary by the Secretary, as well as gaseous and liquid oxygen contents for beneficiaries using stationary or portable oxygen cylinders and liquid vessels. The future reimbursement rates for maintenance and service are unknown, and, therefore, the Company does not know the extent to which it will provide maintenance and service, if at all, or the revenue it would receive from such maintenance and service. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006.

In the first quarter of 2006, CMS announced that non-invasive positive pressure ventilators (“NPPVs”) will no longer be considered an item requiring frequent and substantial servicing and therefore will no longer be rented for an indefinite period. As a result, rental payments for NPPVs will be capped at 13 months and the title to the equipment will transfer to the patient. The effective date for this reimbursement change is April 1, 2006, however, CMS is allowing for a transition period for devices which are currently being rented by Medicare beneficiaries so that rental months paid prior to April 1, 2006 will not count toward the rental payment cap.

In February 2006, the Bush administration announced its proposed federal budget for fiscal year 2007. The proposed budget includes a legislative proposal by the Department of Health and Human Services limiting Medicare rental payments of oxygen equipment to 13 months from the current 36 months as specified in the recently passed DRA. The Company believes that if this proposed legislation were to be enacted into law, it would have a substantial and material negative financial impact to the Company. Such legislation would require the Company to alter significantly its business model and cost structure as well as limit or eliminate certain products or services currently provided to patients in order to avoid substantial losses. There can be no assurance that the Company could successfully manage these changes. Additionally, management believes that such a drastic reduction in reimbursement for oxygen equipment would limit access to life-sustaining oxygen required by numerous Medicare beneficiaries. The Company intends to undertake a number of efforts to educate lawmakers and regulators regarding this issue in hopes of eliminating or modifying this proposed legislation, though there can be no assurance that the Company’s efforts will successfully impact the proposed legislation.

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

On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. At December 31, 2005, the Company also paid the relator’s attorneys fees and expenses. Pursuant to the Approved Plan, the amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement. At December 31, 2005, the Company has liabilities of $2,010,000 for its future obligations pursuant to the Government Settlement of which the entire amount is classified as a current liability and is included in other accrued expenses on the accompanying consolidated balance sheet.

10.	SHAREHOLDERS’ EQUITY AND STOCK PLANS

Nonqualified Stock Option Plans

During 2004, under the 1991 Nonqualified Stock Option Plan (the “1991 Plan”), as amended as of November 8, 2000, 4,500,000 shares of the Company’s common stock had been reserved for issuance upon exercise of options granted thereunder. During 2005, an additional 500,000 options were authorized by the Board of Directors. The maximum term of any option granted pursuant to the 1991 Plan is ten years. Shares subject to options granted under the 1991 Plan which expire, terminate or are canceled without having been exercised in full become available again for future grants.

An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2002	2,516,139	$5.55
Granted	—	—
Exercised	(10,000)	0.17
Canceled	(112,401)	5.76

Outstanding at December 31, 2003	2,393,738	$5.56
Granted	750,000	1.70
Exercised	(650,000)	0.49
Canceled	(64,000)	10.73

Outstanding at December 31, 2004	2,429,738	$5.59
Granted	245,000	3.23
Exercised	(335,000)	1.26
Canceled	(234,238)	13.16

Outstanding at December 31, 2005	2,105,500	$5.16

Options granted under the 1991 Plan as of December 31, 2005 have the following characteristics:

						Weighted
						Average
				Weighted		Exercise Price
			Weighted	Average	Options	of Options
			Average	Remaining	Exercisable at	Exercisable at
	Options		Exercise	Contractual	December 31,	December 31,
Year of Grant	Outstanding	Exercise Prices	Price	Life in Years	2005	2005
1996	267,750	$17.50	$17.50	0.04	267,750	$17.50
1997	52,000	$21.50	$21.50	1.12	52,000	$21.50
1998	520,750	$2.13 to $18.13	$5.18	2.39	520,750	$6.50
1999	200,000	$0.56	$0.56	2.49	200,000	$0.56
2000	220,000	$0.17 to $0.30	$0.16	4.25	220,000	$0.19
2004	600,000	$1.31 to $1.80	$1.34	6.67	425,000	$1.39
2005	245,000	$2.21 to $3.83	$3.23	9.12	61,250	$3.23

	2,105,500				1,746,750

Options granted during 1996 have a two year vesting period and expire in ten years. Options granted during 1997 have two and three year vesting periods and expire in ten years. Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. As of December 31, 2005, shares available for future grants of options under the 1991 Plan total 625,609.

Options granted under the 1991 Plan as of December 31, 2004 have the following characteristics:

						Weighted
						Average
				Weighted		Exercise Price
			Weighted	Average	Options	of Options
			Average	Remaining	Exercisable at	Exercisable at
	Options		Exercise	Contractual	December 31,	December 31,
Year of Grant	Outstanding	Exercise Prices	Price	Life in Years	2004	2004
1995	171,188	$15.83 to $20.67	$16.54	0.05	171,188	$16.54
1996	268,500	$17.50	$17.50	1.04	268,500	$17.50
1997	53,500	$21.50	$21.50	2.16	53,500	$21.50
1998	601,550	$2.13 to $18.13	$5.63	3.78	601,550	$5.63
1999	310,000	$0.56	$0.56	4.86	310,000	$0.56
2000	240,000	$0.17 to $0.30	$0.18	5.85	240,000	$0.18
2001	35,000	$0.80	$0.80	6.87	35,000	$0.80
2004	750,000	$1.31 to $1.80	$1.70	9.30	337,500	$0.79

	2,429,738				2,017,238

Options granted during 1996 have a two year vesting period and expire in ten years. Options granted during 1997 have two and three year vesting periods and expire in ten years. Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. As of December 31, 2004, shares available for future grants of options under the 1991 Plan total 136,371.

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
An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2002	226,000	$2.11
Granted	80,000	1.29
Canceled	—	—

Outstanding at December 31, 2003	306,000	$1.90
Granted	100,000	2.32
Exercised	(20,000)	0.30

Outstanding at December 31, 2004	386,000	$2.09
Granted	50,000	3.27
Exercised	(6,000)	1.11
Canceled	(6,000)	$19.67

Outstanding at December 31, 2005	424,000	$1.99

Options granted under the 1995 Plan as of December 31, 2005 have the following characteristics:

						Weighted
						Average
				Weighted		Exercise Price
			Weighted	Average	Options	of Options
			Average	Remaining	Exercisable at	Exercisable at
	Options		Exercise	Contractual	December 31,	December 31,
Year of Grant	Outstanding	Exercise Prices	Price	Life in Years	2005	2005
1996	6,000	$26.25	$26.25	1.00	6,000	$26.25
1997	6,000	$21.06	$21.06	2.00	6,000	$21.06
1998	6,000	$1.69	$1.69	3.00	6,000	$1.69
1999	6,000	$0.53	$0.53	4.00	6,000	$0.53
2000	140,000	$0.20 to $0.30	$0.26	4.61	140,000	$0.26
2001	15,000	$0.75	$0.75	6.00	15,000	$0.75
2002	15,000	$0.15	$0.15	7.00	15,000	$0.15
2003	80,000	$1.29	$1.29	8.00	80,000	$1.29
2004	100,000	$1.18 to $3.46	$2.32	8.72	100,000	$2.32
2005	50,000	$3.27	$3.27	10.00	50,000	$3.27

	424,000				424,000

Options granted under the 1995 Plan as of December 31, 2004 have the following characteristics:

						Weighted
						Average
				Weighted		Exercise Price
			Weighted	Average	Options	of Options
			Average	Remaining	Exercisable at	Exercisable at
	Options		Exercise	Contractual	December 31,	December 31,
Year of Grant	Outstanding	Exercise Prices	Price	Life in Years	2004	2004
1995	6,000	$19.67	$19.67	1.00	6,000	$19.67
1996	6,000	$26.25	$26.25	2.00	6,000	$26.25
1997	6,000	$21.06	$21.06	3.00	6,000	$21.06
1998	9,000	$1.69	$1.69	4.00	9,000	$1.69
1999	9,000	$0.53	$0.53	5.00	9,000	$0.53
2000	140,000	$0.20 to $0.30	$0.26	5.61	140,000	$0.26
2001	15,000	$0.75	$0.75	7.00	15,000	$0.75
2002	15,000	$0.15	$0.15	8.00	15,000	$0.15
2003	80,000	$1.29	$1.29	9.00	80,000	$1.29
2004	100,000	$1.18 to $3.46	$2.32	9.72	100,000	$2.32

	386,000				386,000

The Directors’ options are fully vested upon issuance and expire ten years from date of issuance.
The Company has adopted the disclosure provisions of SFAS No. 123 as amended and SFAS No. 148. Accordingly, no compensation cost has been recognized for the stock option plans because no options have been issued with an exercise price different from the options’ fair value at the grant date.

The grant date weighted average fair value of options granted was $3.00, $1.77 and $1.29 for 2005, 2004, and 2003, respectively.
The fair value of each option issued under the 1991 Plan and the 1995 Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	153%	154%	153%
Expected lives	5 years	5 years	5 years
Risk-free interest rate range	3.93%	3.51%	0.9%
Preferred Stock
The Company’s certificate of incorporation was amended in 1996 to authorize the issuance of up to 5,000,000 shares of preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each such series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations or restrictions thereof. As of December 31, 2005, no preferred shares have been issued.
Income Per Common Share
Income per share is measured at two levels: basic income per share and diluted income per share. Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted income per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to stock options. In computing diluted income per share, the outstanding stock options are considered dilutive using the treasury stock method.
For the years ended December 31, 2005, 2004 and 2003, approximately 587,000, 1,754,000, and 1,268,000 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

11.	INCOME TAXES

The provision for (benefit from) income taxes are comprised of the following components:

	For the Years Ended December 31,
	2005	2004	2003
Current
Federal	$—	$—	$—
State	327,000	50,000	400,000

	327,000	50,000	400,000

Deferred
Federal	—	—	—
State	—	—	—

	—	—	—

Provision for income taxes	$327,000	$50,000	$400,000

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income from operations before income taxes is attributable to the following:

	For the Years Ended December 31,
	2005	2004	2003
Provision for federal income taxes at statutory rate	$2,825,000	$4,648,000	$5,049,000
State income taxes, net of federal tax benefit	212,000	33,000	260,000
Valuation allowance	(3,104,000)	(4,989,000)	(6,657,000)
Other, principally non-deductible goodwill and other expenses	394,000	358,000	1,748,000

Provision for income taxes	$327,000	$50,000	$400,000

The net deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Current deferred tax assets:
Accrued restructuring liabilities	$851,000	$702,000
Allowance for doubtful accounts	6,141,000	6,531,000
Accrued liabilities and other	4,811,000	4,699,000

	11,803,000	11,932,000
Less valuation allowance	(11,803,000)	(11,932,000)

Net current deferred tax assets	$—	$—

Noncurrent deferred tax assets (liabilities):
Financial reporting amortization in excess of tax amortization	$9,585,000	$13,708,000
Net operating loss carryforwards	64,700,000	61,634,000
Noncurrent asset valuation reserves	677,000	437,000
Acquisition costs	(2,739,000)	(2,739,000)
Tax depreciation in excess of financial reporting depreciation	(15,725,000)	(15,339,000)
Other	1,426,000	2,859,000

	57,924,000	60,560,000
Less valuation allowance	(57,924,000)	(60,560,000)

Net noncurrent deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $138,671,000 prior to the expiration of the federal net operating loss carryforwards beginning in 2019. Taxable loss for the year ended December 31, 2005 is estimated to be $12,731,000 and taxable loss for the year ended December 31, 2004 was $10,535,000. Based upon the historical taxable losses, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences; thus, the Company recorded a valuation allowance to fully reserve all net deferred tax assets as of December 31, 2005 and 2004. The change in the valuation allowance in 2005 and 2004 was $2,765,000 and $4,985,000, respectively.
At December 31, 2005 the Company had federal net operating loss carryforwards of approximately $138,671,000 available to offset future taxable income. These net operating loss carryforwards expire in varying amounts beginning in 2019.
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

12.	INSURANCE

The Company maintains a commercial general liability policy which is on a claims-made basis. This insurance is renewed annually and includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1.0 million per claim with a $5.0 million product liability annual aggregate and a $5.0 million general liability annual aggregate. The Company’s professional liability policy is on a claims-made basis and is renewable annually with per claim coverage limits of up to $1.0 million per claim and $5.0 million in the aggregate. The Company’s commercial general liability policy and the professional liability policy have a maximum policy aggregate of $7.0 million. The defense costs are included within the limits of insurance. The Company retains the first $100,000 of each professional or general liability claim, except for Texas and Florida which is $200,000 per claim and all claim deductibles are subject to $500,000 in the aggregate. The Company also maintains excess liability coverage with limits of $20.0 million per claim and $20.0 million in the aggregate. Management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as an additional insured; however, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage.

The Company is insured for auto liability coverage for $1.0 million per accident. The Company retains the first $250,000 of each claim. The Company is insured for workers compensation. The Company retains the first $250,000 of each claim. The Company provides accruals for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The differences between actual settlements and accruals are included in expense once a probable amount is known. The Company did not maintain annual aggregate stop-loss coverage for the years 2003, 2004 and 2005, as such coverage was not available.

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

13.	SUBSEQUENT EVENTS (Unaudited)

On February 27, 2006, the Company’s Board of Directors received an unsolicited offer from Highland Capital Management, L.P. to purchase all of the Company’s equity interests for a price of $3.40 per share. The Company’s Board of Directors will, consistent with its fiduciary duties and responsibilities under Delaware law and in consultation with its financial and legal advisors, review and assess the proposal in order to determine the appropriate course of action that will serve the best interests of the Company’s stockholders.

14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following are the Company’s 2005, 2004 and 2003 quarterly financial information (amounts in thousands, except per share data):

	First	Second	Third	Fourth	Full
2005	Quarter	Quarter	Quarter	Quarter	Year
Revenues, net	$81,488	$81,617	$81,707	$83,606	$328,418

Income from operations before income taxes	1,339	2,494	2,456	1,782	8,071

Provision for income taxes	96	87	87	57	327

Net income	$1,243	$2,407	$2,369	$1,725	$7,744

Net income per common share
— Basic	$0.07	$0.14	$0.14	$0.10	$0.45

— Diluted	$0.07	$0.13	$0.13	$0.10	$0.43

	First	Second	Third	Fourth		Full
2004	Quarter	Quarter	Quarter	Quarter		Year
Revenues, net	$84,773	$83,312	$83,502	$84,236		$335,823

Income from operations before income taxes	1,059	1,136	3,110	7,976	[1,2]	13,281

Provision for income taxes	100	100	100	(250)		50

Net income	$959	$1,036	$3,010	$8,226	[1,2]	$13,231

Net income per common share
— Basic	$0.06	$0.06	$0.18	$0.49		$0.80

— Diluted	$0.06	$0.06	$0.18	$0.48		$0.78

1)	Includes reductions of the inventory valuation allowance of $546,000.

2)	Includes reductions of the management incentive accrual of $952,000.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

				Column D
	Column B	Column C		Deductions			Column E
	Balance at	Additions		Write-offs			Balance at
Column A	Beginning	Bad Debt		Net of			End of
Description	of Period	Expense	Other	Recoveries	Other		Period
For the year ended December 31, 2005:	$16,912,000	$9,438,000	$—	$10,386,000	$—		$15,964,000

For the year ended December 31, 2004:	$17,486,000	$10,671,000	$—	$11,245,000	$—		$16,912,000

For the year ended December 31, 2003:	$22,991,000	$10,437,000	$—	$16,121,000	$179,000	(1)	$17,486,000

(1)	Amounts represent reserves recorded as a result of consolidating previously 50% owned joint ventures.
RETAIL INVENTORY RESERVES:

	Column B	Column C				Column E
	Balance at	Additions		Column D		Balance at
Column A	Beginning	Cost of		Deductions		End of
Description	of Period	Sales	Other	Write-offs	Other	Period
For the year ended December 31, 2005:	$468,000	$446,000	$—	$51,000	$—	$863,000

For the year ended December 31, 2004:	$558,000	$146,000	$—	$236,000	$—	$468,000

For the year ended December 31, 2003:	$583,000	$101,000	$—	$126,000	$—	$558,000

RENTAL EQUIPMENT RESERVES:

	Column B	Column C				Column E
	Balance at	Additions		Column D		Balance at
Column A	Beginning	Depreciation		Deductions		End of
Description	of Period	Expense	Other	Write-offs	Other	Period
For the year ended December 31, 2005:	$1,036,000	$172,000	$—	$202,000	$—	$1,006,000

For the year ended December 31, 2004:	$925,000	$331,000	$—	$220,000	$—	$1,036,000

For the year ended December 31, 2003:	$930,000	$238,000	$—	$243,000	$—	$925,000

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
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

10.2
Amendment No. 1 to Amended and Restated American HomePatient, Inc. 1991 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 17, 2005).

10.3	1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4	Amendment No. 1 to 1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit Number	Description of Exhibit
10.5	Amendment No. 2 to 1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on May 17, 2005).

10.6
Lease and addendum as amended dated October 25, 1995, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.7
Employment Agreement effective December 1, 2000 between the Company and Joseph F. Furlong, III (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.8
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

10.14	Second Amended and Restated Subsidiary Pledge Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank

Exhibit Number	Description of Exhibit
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

10.17	Employment Agreement effective January 21, 2005 between the Company and Stephen Clanton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2005).

10.18	Employment Agreement effective February 9, 2005 between the Company and Frank Powers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2005).

21	Subsidiary List.

23	Consent of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.