Form 10-K/A
period 2005-12-31
AMERICAN HOMEPATIENT INC
filed 2006-05-01
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A
Amendment No. 1
CHECK ONE:

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 0-19532
AMERICAN HOMEPATIENT, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	62-1474680
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

5200 MARYLAND WAY, SUITE 400
BRENTWOOD, TENNESSEE	37027-5018
(Address of principal executive offices)	(Zip Code)
(615) 221-8884
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☒
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.      Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as such terms are defined in Exchange Act Rule 12b-2).
Large Accelerated Filer ☐           Accelerated Filer ☐           Non-Accelerated Filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
     The aggregate market value of Registrant’s common equity held by non-affiliates of the Registrant, computed by reference to the last price at which such common equity was sold, or average of the closing bid and asked prices, as of June 30, 2005 was approximately $21,085,885.
     On April 24, 2006, 17,573,389 shares of the Registrant’s $.01 par value Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT
This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of American HomePatient, Inc. (the “Company”) for the fiscal year ended December 31, 2005 is being filed for the purpose of providing the information required by Part III of the Annual Report on Form 10-K, which the Company is no longer incorporating by reference to its proxy statement. Part III is hereby amended and restated in its entirety.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. No other information contained in the original filing is amended hereby. This amendment does not modify or update disclosures in the original filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing.

PART III
Item 10. Directors and Executive Officers of the Registrant
BOARD OF DIRECTORS
Who are the directors of the company?
The following table sets forth certain information concerning the directors of the Company as of April 11, 2006.

Name of Director	Age	Director Since	Principal Occupation Last Five Years
Donald R. Millard	58	2000	Since October of 2005, Mr. Millard has served as executive chairman of Red Bag Solutions, Inc. a provider of medical waste destruction services. Mr. Millard served as executive vice president and chief operating officer of AGCO, a global designer, manufacturer and distributor of agricultural equipment, from June 2002 through February 2004. Mr. Millard served as senior vice president and chief financial officer of AGCO from October 2000 through June 2002. Mr. Millard served as president, chief executive officer and as a director of Matria Healthcare, Inc., a provider of obstetrical home care and maternity management services, from October 1997 to October 2000, and as its chief financial officer from October 1997 to October 1999. Mr. Millard has served as a director for Coast Dental Services, Inc., a provider of comprehensive business services and support to general dentistry practices, since February 1997.

Name of Director	Age	Director Since	Principal Occupation Last Five Years
Henry T. Blackstock	63	1991	Since June 2005, Mr. Blackstock has served as Chairman of Priority Nurse Staffing. Mr. Blackstock served as senior vice president, chief economist, and chief investment strategist for SouthTrust Bank from January 1999 to April 2005. He was chairman and chief executive officer of Tucker Management Group, a hedge fund management firm, from July 1989 to January 1999.

W. Wayne Woody	64	2004	From 2000 to 2001, Mr. Woody served as the interim chief financial officer for Legacy Investment Group, a boutique investment firm. Mr. Woody was employed by KPMG LLP and predecessor firms Peat Marwick Mitchell & Co. and Peat Marwick Main from 1968 until his retirement in 1999. Mr. Woody serves as a director of Gold Kist, Inc., a producer of chicken products. Mr. Woody also serves as a director of Wells Real Estate Investment Trust, Inc., a real estate investment management firm.

Joseph F. Furlong, III	57	1994	Mr. Furlong has served as the Company’s President and Chief Executive Officer since November 1998. He served as president of Adirondack Capital Advisors, LLC, a financial advisory firm, from May 1996 until December 2002. Mr. Furlong served as a director of Advocat Inc., a long-term care company, from March 2001 until March 2002.

William C. O’Neil	71	2004	Mr. O’Neil served as the chairman and chief executive officer of ClinTrials Research, Inc. from September 1989 to February 1998. Mr. O’Neil has served as a director of Healthways, Inc., a specialty health care service company, since 1985. Since 1987 he has served as a director of Sigma-Aldrich Corp., a manufacturer of research chemicals, and since 1994, he has served as a director of Advocat Inc., a long term care company.

EXECUTIVE OFFICERS
Who are the Company’s executive officers?
The following table sets forth certain information concerning the executive officers of the Company as of April 11, 2006.

Name of Officer	Age	Officer Since	Position with the Company
Joseph F. Furlong, III	57	1998	Mr. Furlong has served as a Director of the Company since 1994, and as its President and Chief Executive Officer since November 1998. He served as president of Adirondack Capital Advisors, LLC, a financial advisory firm, from May 1996 until December 2002. Mr. Furlong served as a director of Advocat Inc., a long-term care company, from March 2001 until March 2002.

Stephen L. Clanton	54	2005	Mr. Clanton has served as the Company’s Executive Vice President and Chief Financial Officer since January 2005. From 1999 until 2004, Mr. Clanton served as senior vice president and chief financial officer of DESA, LLC, a manufacturer of residential heating products and specialty tools. Prior to that he was senior vice president and chief financial officer with International Comfort Products, a manufacturer of residential and light commercial HVAC equipment, and as executive vice president and chief financial officer with Falcon Products, a commercial furniture manufacturer. He also held positions with Emerson Electric Co. and Arthur Andersen & Co.

Frank D. Powers	57	2004	Mr. Powers has served as the Company’s Executive Vice President since November 2004 and as its Chief Operating Officer since February 2005. Mr. Powers served as an executive officer of Matria Healthcare, Inc., a provider of disease management services and obstetrical homecare, from 1996 until 2002. Prior to that he was an officer of Heathdyne, Inc. or an affiliate for over 12 years, during which time he spent a significant amount of time as president of the Home Care Group that provided products and services to the home care market.

James P. Reichmann, III	49	2005	Mr. Reichmann has served as the Company’s Senior Vice President of Sales and Marketing since February 2005. From February 1997 to February 2005, Mr. Reichmann was employed by Matria Healthcare, a provider of disease management services and obstetrical homecare. At Matria, Mr. Reichmann served as Vice President of Field Operations for the Women’s Health Division, President of the Women’s Health Division, and Corporate Vice President for Strategic Sales.

John D. Gouy	48	2005	Mr. Gouy has served as the Company’s Senior Vice President of Revenue Management and Business Technology since November 2004. Prior to that, Mr. Gouy served as the Company’s Vice President of Reimbursement since 1999. Prior to joining the Company he held management positions in operations at United Medical, McDonnell Aircraft Company and Chevron Chemical Company.

AUDIT COMMITTEE
The Company has a separately-designated standing audit committee that is established in accordance with Section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The audit committee supervises matters relating to the audit function, reviews the Company’s quarterly reports, and reviews and approves the annual report of the Company’s independent auditors. The audit committee also has oversight with respect to the Company’s financial reporting, including the annual and other reports to the Securities and Exchange Commission (the “SEC”) and the annual report to the stockholders. The audit committee presently is composed of four directors: Mr. Woody (the chairman of the committee), Mr. Blackstock, Mr. Millard, and Mr. O’Neil. The board of directors, in its business judgment, has determined that all members of the audit committee are independent directors and are qualified to serve on the audit committee pursuant to Rule 4200(a)(15) under Nasdaq’s Rule 4350(d)(2)(A) regarding heightened independence standards for audit committee members. The board has determined that each of Mr. Millard and Mr. Woody qualify as an “audit committee financial expert” as described in Nasdaq Rule 4350(d)(2)(A). There were five meetings of the audit committee during 2005. The audit committee has adopted a written charter, a copy of which was attached as Appendix B to the Company’s proxy statement for its 2004 annual meeting.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of the registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The SEC requires public companies to disclose in their proxy statements whether persons required to make such filings missed or made late filings. Based on a review of forms filed by its reporting persons during the last fiscal year, the Company believes that they complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 with the exception of the late filing of the respective Form 5’s of directors Blackstock, Furlong, O’Neil, Woody and Millard for fiscal year 2004.
CODE OF ETHICS
The Company has a code of ethics for our executive officers, a copy of which can be provided to any person without charge, upon written request. Any such request should be addressed to: American HomePatient, Inc., 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, Attention: Corporate Secretary.
Item 11. Executive Compensation
     The following section describes the compensation that the Company pays its chief executive officer, and the persons who, at December 31, 2005, were the other four most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”). This section includes:
•	a report of the Company’s compensation committee on executive compensation;

•	a detailed table showing compensation of the Named Executive Officers for the last three years; and

•	information about stock options and other benefits.
How much compensation did the Company pay the Named Executive Officers during 2005?
     The following table sets forth the compensation for the services in all capacities to the Company for the three fiscal years ended December 31, 2005, of the Named Executive Officers.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
					Awards			Payouts
				Other	Restricted	Securities
Name and Principal				Annual	Stock	Underlying		LTIP	All Other
Position	Year	Salary($)	Bonus($)	Compensation($)	Awards($)	Options/SARs(#)		Payouts ($)	Compensation($)
Joseph F. Furlong, III,	2005	485,000	550,000	—	—	10,000	(1)	—	1,575	(2)
President and	2004	485,000	485,000	—	—	310,000	(1)(3)	—	1,000	(2)
Chief Executive Officer	2003	485,000	679,000	—	—	10,000	(1)	—	606	(2)

Frank D. Powers	2005	260,000	240,000	—	—	—		—	—
Executive Vice President,	2004	28,000	—	—	—	150,000	(3)	—	—
Chief Operating Officer	2003	—	—	—	—	—		—	—

Stephen L. Clanton	2005	290,000	155,000	—	—	150,000	(3)	—	—
Executive Vice President,	2004	—	—	—	—	—		—	—
Chief Financial Officer	2003	—	—	—	—	—		—	—

James P. Reichmann, III	2005	161,539	91,200	—	—	75,000	(3)	—	—
Senior Vice President,	2004	—	—	—	—	—		—	—
Sales & Marketing	2003	—	—	—	—	—		—	—

John D. Gouy Senior Vice President,	2005	160,000	70,000	—	—	—		—	1,050	(2)
Revenue Management and	2004	150,923	52,800	—	—	—		—	1,017	(2)
Business Technology	2003	150,000	46,500	—	—	—		—	1,029	(2)

(1)
Options to acquire 10,000 shares were granted under the 1995 Plan for service as a director in each of 2003, 2004 and 2005. Of the 310,000 options granted to Mr. Furlong in 2004, 10,000 of these options were granted under the 1995 Plan and the remaining 300,000 options were granted under the 1991 Plan.

(2)	Matching contributions under the Company’s 401(k) plan.

(3)	Granted under the 1991 Plan.

     How many options did the Company issue to the Named Executive Officers in 2005 and under what terms?
     In 2005 the Company granted options to purchase a total of 245,000 shares of common stock to employees under the American HomePatient, Inc. 1991 Amended and Restated Nonqualified Stock Option Plan (the “1991 Plan”). In 2005 the Company granted options to purchase a total of 50,000 shares of common stock under the 1995 Plan to the Company’s directors. The Company grants no stock appreciation rights. Mr. Furlong’s option to acquire 10,000 shares of common stock was granted automatically on December 31, 2005 under the 1995 Plan. The dollar amounts appearing in this table’s last two columns are the result of calculations at the 5% and 10% rates as required by the SEC. These amounts are not intended to forecast possible future appreciation, if any, of the Company’s common stock price.
Option/SAR Grants in Last Fiscal Year

Potential Realizable Value
at Assumed Annual Rate of
Stock Price Appreciation
Individual Grants						for Option Term
	Number of		% of Total
	Securities		Options/SARs
	Underlying		Granted to	Exercise or
	Options/SARs		Employees in	Base Price	Expiration
Name	Granted (#)		Fiscal Year	($/SH)	Date	5% ($)	10% ($)
Joseph F. Furlong, III	10,000	(1)	4.1%	$3.27	12/31/2015	$20,565	$52,115
Frank D. Powers	—		—	—	—	—	—
Stephen L. Clanton	150,000	(2)	61.2	2.98	01/11/2015	281,116	712,403
James P. Reichmann, III	75,000	(2)	30.6	3.83	03/03/2015	180,650	457,803
John D. Gouy	—		—	—	—	—	—

(1)	These options were granted to Mr. Furlong under the 1995 Plan for his service as a member of the Board of Directors.
(2)
These options were granted under the 1991 and vest one fourth on the date of grant, one fourth on the first anniversary of the date of grant, one fourth on the second anniversary of the date of grant and one fourth on the third anniversary of the date of grant.

     How many stock options did the Named Executive Officers exercise in 2005 and what was the value of those stock options?
     The table below provides information as to the exercise of options by the Named Executive Officers during fiscal year 2005 under the option plans and the year-end value of unexercised options. None of the Named Executive Officers exercised stock options during fiscal year 2005.
Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option/SAR Values

	Number of		Number of Securities Underlying
	Securities		Unexercised Options/SARs At		Value of Unexercised In-the-Money
	Underlying		Fiscal Year-End		Option//SARs at Fiscal Year-end($)(1)
	Options	Value
Name	Exercised(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph F. Furlong, III	-0-	$-0-	1,007,000	100,000	$2,024,210	$147,000
Frank D. Powers	-0-	-0-	75,000	75,000	147,000	147,000
Stephen L. Clanton	-0-	-0-	37,500	112,500	10,875	32,625
James P. Reichmann, III	-0-	-0-	18,750	56,250	—	—
John D. Gouy	-0-	-0-	—	—	—	—

(1)
Options are classified as “in-the-money” if the market value of the underlying common stock exceeds the exercise price of the option. The value of such in-the-money options is the difference between the option exercise price and $3.27, the per-share market value of the underlying common stock as of December 30, 2005. Such amounts may not necessarily be realized. Actual values that may be realized, if any, upon the exercise of options will be based on the per-share market price of the common stock at the time of exercise and are thus dependent upon future performance of the common stock.

     What equity compensation plans does the Company have in place?
     The following table provides information about the Company’s equity compensation plans in effect at December 31, 2005, aggregated for two categories of plans: those approved by stockholders and those not approved by stockholders.
     The Company has two equity compensation plans: the 1991 Plan and the 1995 Plan. The 1991 Plan was originally approved by the board in 1991 to provide additional incentives to the Company’s key employees and directors. As of December 31, 2005, there were 5,000,000 shares authorized under the 1991 Plan, of which options to purchase 2,105,501 shares were issued and outstanding and options to purchase 2,268,890 shares had previously been exercised, leaving 625,609 shares available for issuance. The 1995 Plan was originally approved by the board in 1995 to provide additional incentives to directors. As of December 31, 2005, there were 600,000 shares authorized under the 1995 Plan, of which options to purchase 424,000 shares were issued and outstanding and options to purchase 26,000 shares had previously been exercised, leaving 150,000 shares available for issuance.
Equity Compensation Plan Information

Number of securities remaining
	Number of securities to be issued	Weighted-average exercise price of	available for future issuance under
	upon exercise of outstanding	outstanding options, warrants	equity compensation plans (excluding
Plan category	options, warrants and rights	and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	2,529,501	$4.62	775,609

Total	2,529,501	$4.62	775,609

How are directors compensated?
     The Company pays directors who are not its officers or employees (currently Mr. Blackstock, Mr. Millard, Mr. Woody, and Mr. O’Neil) an annual fee of $30,000. In addition, $2,500 is paid to each director per meeting of the Board or any committee, provided that no fee is payable for committee meetings held on the same day as a Board meeting (or the day immediately before or after). In addition, the chairman of the audit committee receives an annual fee of $10,000, the chairmen of each of the compensation committee and the nominating and corporate governance committee receive an annual fee of $6,000, and the co-chairmen of the strategic analysis committee each received an annual fee of $3,000. The Company reimburses all directors for actual expenses incurred in connection with attendance at board or committee meetings.
     In 1995, the Company adopted the American HomePatient, Inc. 1995 Nonqualified Stock Option Plan for Directors (the “1995 Plan”). Under the 1995 Plan, as amended, each director initially receives an option to acquire 50,000 shares of common stock upon joining the board, and each director receives an option to acquire 10,000 shares of common stock on December 31 of each year following the year such director was first elected to the board, so long as he served as a director for at least six (6) months during that year. The per-share exercise price of the options equals the closing market price of the common stock on the day immediately before the date of grant.
     Is the Company a party to any key employment agreements or advisor agreements?
     Yes.

     Joseph F. Furlong, III
     Mr. Furlong assumed the positions of President and Chief Executive Officer of the Company on November 6, 1998. The Company entered into an Employment Agreement with Mr. Furlong, effective as of December 1, 2000, that replaced Mr. Furlong’s prior employment agreement with the Company. The Employment Agreement provides for an annual base salary of $420,000, subject to adjustment by the Board of Directors, and an annual incentive award target of 100% of his annual base salary. The Employment Agreement also requires the Company to reimburse Mr. Furlong for reasonable travel, accommodations, and other expenses incurred by Mr. Furlong in the performance of his duties. For fiscal year 2005 Mr. Furlong’s annual base salary was $485,000.
     The Company can terminate the Employment Agreement at any time without stated cause. In such event, or if Mr. Furlong is terminated pursuant to a constructive discharge, he will receive a lump sum severance payment in an amount equal to the following: (i) three hundred percent (300%) of his base salary; plus (ii) three hundred percent (300%) of the greater of his annual bonus he received for performance during the Company’s immediately preceding fiscal year, or the current bonus target in effect at the time of such termination. Furthermore, in the event of such a termination, all options granted to Mr. Furlong will be deemed vested and will remain exercisable for the remainder of their stated term.
     In the event there is a change of control and, within twelve (12) months following such event, the Company terminates Mr. Furlong or Mr. Furlong resigns, he will be entitled to lump sum payments equal to the following: (i) a severance payment equal to one hundred fifty percent (150%) of the sum of his base salary plus the greater of his performance bonus for the preceding fiscal year or the current target bonus; (ii) a retention bonus equal to fifty percent (50%) of the sum of his base salary and the greater of his most recent performance bonus or the current target bonus; and (iii) a non-compete and non-solicitation payment equal to one hundred percent (100%) of the sum of his base salary and the greater of his most recent performance bonus or the current target bonus. Furthermore, in the event of such a termination, Mr. Furlong will be entitled to continuation of his benefits for twenty-four (24) months.
     The Company may also terminate the Employment Agreement at any time upon written notice for cause, which is defined as Mr. Furlong’s serious misconduct with respect to his duties under the Employment Agreement that result in material economic damage to the Company. Unless Mr. Furlong is terminated without cause or due to a constructive discharge, he is prohibited from competing with the Company for one (1) year following such termination.
     Stephen L. Clanton
     Mr. Clanton entered into an employment agreement with the Company effective January 21, 2005. Under the terms of Mr. Clanton’s employment agreement, he receives an annual base salary of $290,000, subject to adjustment by the Board of Directors, and an annual incentive award target of 50% of his annual base salary. For fiscal year 2005 Mr. Clanton’s annual base salary is $290,000.
     The Company can terminate Mr. Clanton’s employment agreement at any time without stated cause. In such event, Mr. Clanton will receive a lump sum severance payment in an amount equal to his annual base salary as in effect at the time of termination. Additionally, in the event that Mr. Clanton is terminated without cause, all stock options granted to Mr. Clanton by the Company shall be deemed vested, and the Company shall cause such options to remain exercisable for the remainder of their stated term.
     In the event there is a change in control and the Company terminates Mr. Clanton’s employment within twelve (12) months following such change in control or Mr. Clanton terminates his employment within twelve (12) months following a change in control due to a failure of the Company to fulfill its obligations under this Agreement in any material respect, Mr. Clanton will be entitled to receive as a severance payment in a lump sum upon such termination an amount equal to the sum of: (i) his monthly base salary as in effect at the time of such termination multiplied by twenty-four (24); plus (ii) an amount equal to two (2) times his annual incentive award for the previous year. Additionally, the Company will continue certain of Mr. Clanton’s employee benefits for twenty-four (24) months. Whether or not Mr.

Clanton’s employment is terminated, upon a change of control, any stock options granted to Mr. Clanton will be fully vested, subject to the terms of the governing stock option plan.
     Mr. Clanton can terminate his employment agreement without cause at any time. The Company may also terminate Mr. Clanton’s employment agreement at any time upon written notice for cause, which is defined as a termination by the Company’s Board of Directors, acting in good faith, by written notice to Mr. Clanton specifying the event(s) relied upon for such termination, due to Mr. Clanton’s serious misconduct with respect to his duties under the employment agreement, which has resulted or is likely to result in material economic damage to the Company, including but not limited to a conviction for a felony or perpetration of a common law fraud; provided, however, except in the case of a conviction for a felony or a perpetration of a common law fraud, that Company must provide such notice thirty (30) days prior to termination and provide Mr. Clanton with the opportunity to cure such damage or likely damage, to the Company’s reasonable satisfaction, within thirty (30) days of such notice.
     Upon termination of employment, Mr. Clanton is prohibited from competing with the Company for one (1) year, except in the case of a termination following a change of control, in which case he is prohibited from competing with the Company for two (2) years.
     Frank D. Powers
     Mr. Powers executed an employment agreement with the Company on April 26, 2005, which, by its terms, was effective February 9, 2005. Under the terms of Mr. Powers’ employment agreement, he receives an annual base salary of $260,000, subject to adjustment by the Board of Directors, and an annual incentive award target of 80% of his annual base salary. For fiscal year 2005 Mr. Powers’ annual base salary is $260,000.
     The Company can terminate Mr. Powers’ employment agreement at any time without stated cause. In such event, Mr. Powers will receive a lump sum severance payment in an amount equal to his annual base salary as in effect at the time of termination. Additionally, in the event that Mr. Powers is terminated without cause, all stock options granted to Mr. Powers by the Company shall be deemed vested, and the Company shall cause such options to remain exercisable for the remainder of their stated term.
     In the event there is a change in control and the Company terminates Mr. Powers’ employment within twelve (12) months following such change in control or Mr. Powers terminates his employment within twelve (12) months following a change in control due to a failure of the Company to fulfill its obligations under the employment agreement in any material respect, Mr. Powers will be entitled to receive as a severance payment in a lump sum upon such termination an amount equal to the sum of: (i) his monthly base salary as in effect at the time of such termination multiplied by twenty-four (24); plus (ii) an amount equal to two (2) times his annual incentive award for the previous year. Additionally, the Company will continue certain of Mr. Powers’s employee benefits for twenty-four (24) months. Whether or not Mr. Powers’ employment is terminated, upon a change of control, any stock options granted to Mr. Powers will be fully vested, subject to the terms of the governing stock option plan.
     Mr. Powers can terminate his employment agreement without cause at any time. The Company may also terminate Mr. Powers’s employment agreement at any time upon written notice for cause, which is defined as a termination by the Company’s Board of Directors, acting in good faith, by written notice to Mr. Powers specifying the event(s) relied upon for such termination, due to Mr. Powers’ serious misconduct with respect to his duties under the employment agreement, which has resulted or is likely to result in material economic damage to the Company, including but not limited to a conviction for a felony or perpetration of a common law fraud; provided, however, except in the case of a conviction for a felony or a perpetration of a common law fraud, that Company must provide such notice thirty (30) days prior to termination and provide Mr. Powers with the opportunity to cure such damage or likely damage, to the Company’s reasonable satisfaction, within thirty (30) days of such notice.

     Upon termination of employment, Mr. Powers is prohibited from competing with the Company for one (1) year, except in the case of a termination following a change of control, in which case he is prohibited from competing with the Company for two (2) years.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     As noted above, the Compensation Committee is currently composed of Mr. Blackstock, Mr. Millard, Mr. Woody and Mr. O’Neil. No member of the Compensation Committee is or has been an employee of the Company. No interlocking relationship exists between the members of the Company’s board of directors or compensation committee and the board of directors or compensation committee of any other company.
REPORT OF THE COMPENSATION COMMITTEE ON
EXECUTIVE COMPENSATION
     Decisions on compensation of the Company’s senior executives are made by the compensation committee of the Company’s board of directors. Each member of the compensation committee is a non-employee director. It is the responsibility of the compensation committee to assure the board that the executive compensation programs are reasonable and appropriate, meet their stated purpose and effectively serve the needs of the Company’s stockholders and the Company. Pursuant to rules adopted by the SEC designed to enhance disclosure of corporate policies toward executive compensation, set forth below is a report submitted by Mr. Blackstock, Mr. Millard, Mr. Woody and Mr. O’Neil in their capacity as the compensation committee.
     What is the compensation policy of the compensation committee?
     The Company believes that the executive compensation program should align the interests of stockholders and executives. The Company’s primary objective is to provide high quality patient care while maximizing stockholder value. The compensation committee seeks to forge a strong link between the Company’s strategic business goals and its compensation goals. Additionally, the Company has sought to stabilize the Company’s management personnel during the course of the Company’s bankruptcy proceedings.
     The Company’s executive compensation program is consistent with the Company’s overall philosophy for all management levels. The Company believes that the more employees are aligned with the Company’s strategic objectives, as stated below, the greater the Company’s success on both a short-term and long-term basis.
     How are the Company’s executive officers compensated?
     The Company’s executive compensation program has been designed to support the Company’s goals by:
•	Emphasizing pay for performance by having a significant portion of executive compensation “at risk.”

•	Providing compensation opportunities that attract and retain talented and committed executives on a long-term basis.

•	Appropriately balancing the Company’s short-term and long-term business, financial and strategic goals.

     The Company’s strategic goals are:
•	Profitability: To maximize financial returns to its stockholders, in the context of providing high quality service. This goal is intended to capture improvements in both revenue growth and expense reduction.

•	Quality: To provide high quality health services to our patients and customers.

•	Stability: To be seen as a desirable employer and a responsible corporate citizen.
     The Company’s executive compensation program is composed of three components: base salary, annual cash incentive (i.e., bonus) and long-term incentive opportunity through nonqualified stock options. When the Company or the individual business units meet or exceed their respective annual operating goals, the annual executive pay targets (i.e., base salary plus incentive) are intended to be market competitive with similar U.S. public health care companies having similar revenues.
     2005-06 Compensation Committee Activity
     In 2005 the compensation committee retained an independent compensation analyst to review the compensation structure and compensation levels for executive officers to help ensure that the Company was acting appropriately to retain and motivate its executives. The compensation consultant recommended some increases in base salary and annual incentives but particularly focused on what he considered to be an inadequate long-term incentive program. He made a number of recommendations to the compensation committee regarding establishment of a significant long-term incentive program.
     The compensation consultant reported that he was unable to continue the engagement due to a change in employment, and the compensation committee retained a new consultant. The consulting firm, after reviewing the original work and conducting its own analysis, came to similar conclusions regarding the Company’s long-term incentive program. The consulting firm recommended a substantial program combining restricted cash and equity grants to executives that would vest over time based upon the Company’s long-term performance and the executive’s continued employment.
     The compensation committee met and discussed the proposal on several occasions during 2005 and early 2006. The Company considered the impact of the proposed plan to the Company’s business, cash flow and stockholders’ value, as well as the difficulty of setting long-term operating targets in the face of changing government reimbursement rates. Although it agreed with the findings of the compensation consultants, after substantial analysis and discussion, the compensation committee determined not to pursue the recommended plan based on the foregoing considerations. Instead, the compensation committee has determined that it should consider more flexibility in annual incentive awards depending upon achievement of specified corporate goals.
     Base Salary
     The base salaries of the Company’s executives are evaluated annually and are listed in the Summary Compensation Table in this proxy statement. In evaluating appropriate pay levels for Company executives, the compensation committee considers achievement of the Company’s strategic goals, level of responsibility, individual performance, and internal equity.
     Annual Incentives
     Annual incentive (bonus) awards are designed to focus management attention on key operational goals for the current fiscal year. The key operational goals are a combination of each executive’s area of responsibility and the overall achievements by the Company of its financial targets. Specific weighting is not assigned for identified financial, strategic and management practices goals. Generally, Company executives have a target bonus of between 50% and 100% of their annual base salaries based upon achievement of their specific operational goals and achievement by the Company of its financial targets. At the end of each fiscal year, the compensation committee evaluates performance in light of these goals, and has the discretion to adjust these calculations if circumstances warrant.
     Long-Term Incentives
     The Company’s long-term incentive compensation program has historically consisted of nonqualified stock options, which are related to improvement in long-term stockholder value. Stock option grants provide an incentive that focuses the executive’s attention on managing the Company from the perspective of an owner with an equity stake in the business. These grants also focus operating decisions on long-term results that benefit the Company and long-term stockholders.
     The option grants to executive officers offer the right to purchase shares of common stock at their fair market value on the date of the grant. These options will have value only if the Company’s stock price increases. The number of shares covered by each grant is intended to reflect the executive’s level of responsibility and past and anticipated contributions to the Company.
     During 2005, what was the compensation paid to the Company’s chief executive officer?
     SEC regulations require corporate compensation committees to disclose the bases for the compensation of a corporation’s chief executive officer relative to such corporation’s performance.
     Mr. Furlong is the Company’s Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Furlong receives the same employee benefits as other senior executive officers of the Company. Mr. Furlong receives a base salary of $485,000 per year in compensation for his services pursuant to his employment agreement. The compensation committee awarded Mr. Furlong a bonus of $550,000 for fiscal year 2005.
     Does the Company anticipate special tax consequences resulting from paying any of its executive officers in excess of $1,000,000?
     Section 162(m) of the Internal Revenue Code of 1986, as amended, generally provides that compensation in excess of $1 million paid to certain executive officers is not deductible unless it is performance-based. Neither base salary nor the cash bonuses paid by the Company in 2005 qualified as performance-based compensation under Section 162(m). It is the policy of the compensation committee periodically to review and consider whether particular compensation and incentive payments to the Company’s executives will be deductible for federal income tax purposes. However, the compensation committee retains the ability to evaluate the performance of the Company’s executives, including the Chief Executive Officer, and to pay appropriate compensation, even if it may result in the non-deductibility of certain compensation under federal tax law.
     Who are the members of the compensation committee?
     The compensation committee consists of Mr. Blackstock, Mr. Millard, Mr. Woody and Mr. O’Neil.

     What is the purpose of this compensation committee report?
     The above compensation committee report is not deemed to be part of a document filed with the SEC pursuant to the Securities Act or the Securities Exchange Act and is not to be deemed incorporated by reference in any documents filed under the Securities Act or the Exchange Act, without the express written consent of American HomePatient.

COMPANY PERFORMANCE
     How has the Company’s stock performed in comparison to NASDAQ Market (U.S.) Index and a peer group index?
     The following graph compares the cumulative total returns of the Company’s Common Stock with those of NASDAQ Market (U.S.) Index and the Home Health Care Services Group (SIC Number 8082) Index, a peer group index compiled by Media General Financial Services. The peer group includes approximately 25 companies, excluding the Company.
     The stock performance graph shown above is not deemed to be part of any document filed with the SEC pursuant to the Securities Act or the Exchange Act and is not to be deemed incorporated by reference in any documents filed under the Securities Act or the Exchange Act without the express written consent of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
How much stock do the Company’s directors, executive officers, and principal stockholders own?
     As of April 11, 2006, there were 17,573,389 shares of common stock issued and outstanding. The following table shows, as of April 11, 2006, the amount of American HomePatient common stock beneficially owned (unless otherwise indicated) by: (a) each director and Company director nominee; (b) the Named Executive Officers (as defined in “Executive Compensation,” below); (c) all of the Company’s directors and Named Executive Officers as a group; and (d) all stockholders known by the Company to be the beneficial owners of more than 5% of the outstanding shares of American HomePatient common stock. Based on information furnished by the owners and except as otherwise noted, the Company believes that the beneficial owners of the shares listed below, have, or share with a spouse, voting and investment power with respect to the shares. Except as otherwise noted, the address for all of the persons listed below is 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018.

	Number of Shares	Percentage
Name	Beneficially Owned	of Total Shares
Fidelity Management and Research Company (1)
82 Devonshire Street
Boston, Massachusetts 02109	1,735,000	9.9%
Highland Capital Management, L.P. (2)
Two Galleria Tower
Dallas, Texas 75240	1,719,994	9.8%
JGD Management Corp. (3)
390 Park Avenue
New York, New York 10022	1,540,965	8.8%
Lampe, Conway & Co., LLC (4)
680 Fifth Avenue
New York, New York 10005	1,295,775	7.4%
Mellon Financial Corporation (5)
One Mellon Center
Pittsburgh, Pennsylvania 15258	1,225,583	7.0%
Accipiter Life Sciences Fund, LP (6)
399 Park Avenue
New York, New York 10022	904,965	5.1%
Joseph F. Furlong, III (7)	1,297,917	7.4%
Stephen L. Clanton (8)	75,000	*
Frank D. Powers (9)	75,000	*
James P. Reichmann, III (10)	18,750	*
John D. Gouy	0	*
Henry T. Blackstock (11)	67,000	*
Donald R. Millard (12)	100,000	*
W. Wayne Woody (13)	70,000	*
William C. O’Neil (14)	70,000	*
All Directors and Named Executive Officers as a group (9 persons) (15)	1,773,667	10.1%

*	Indicates less than 1% ownership.

(1)	Ownership information included in the table is based on a Schedule 13G filed on February 14, 2005 by Fidelity Management and Research Company.

(2)	Ownership information included in the table is based on a Schedule 13D filed on March 16, 2006 by Highland Capital Management, L.P., claiming beneficial ownership of 1,719,994 shares through its affiliate, Highland Crusader Offshore Partners, L.P.

(3)	Ownership information included in the table is based on a Schedule 13G filed on February 10, 2006 by JGD Management Corp. (“JGD”), York Capital Management, L.P. (“York Capital”), York Credit Opportunities Domestic Holdings, LLC (“York Credit”), and York Global Value Partners, L.P. (“York Global”). As reported on the Schedule 13G, JGD reports that York Capital, York Credit and York Global are its affiliates and that York Capital, York Credit and York Global have sole voting and dispositive power over 11,468 shares, 1,050,292 shares and 479,205 shares, respectively.

(4)	Ownership information included in the table is based on a Schedule 13D filed on March 7, 2006 jointly by Lampe, Conway & Co., LLC, LC Capital Master Fund, Ltd. (the “MasterFund”), Steven G. Lampe, and Richard F. Conway, claiming beneficial ownership of 1,295,775 shares held directly by the MasterFund.

(5)	Ownership information included in the table is based on a Schedule 13G filed on February 10, 2005 by Mellon Financial Corporation, claiming beneficial ownership of 1,225,583 shares through its affiliate, Mellon HBV Alternative Strategies LLC.

(6)	Ownership information included in the table is based on a Schedule 13G filed on February 9, 2006 by Accipiter Life Sciences Fund, LP (“ALSF”), Accipiter Life Sciences Fund (Offshore), Ltd. (“Offshore”), Accipiter Life Sciences Fund II, LP (“ALSF II”), Accipiter Capital Management, LLC (“Management”), Candens Capital, LLC (“Candens”) and Gabe Hoffman. Gabe Hoffman is the managing member of Candens, which in turn is the general partner of ALSF and ALSF II, and the managing member of Management, which in turn is the investment manager of Offshore. As reported on the Schedule 13G, ALSF, Offshore, ALSF II, and Management have sole voting and dispositive power over 506,944 shares, 394,641 shares, 3,380 shares, and 394,641 shares, respectively, and Candens and Mr. Hoffman have shared voting and dispositive power over 510,324 shares and 904,965 shares, respectively.

(7)	The amount shown includes shares purchasable upon exercise of options issued under the American HomePatient, Inc. 1991 Amended and Restated Nonqualified Stock Option Plan (the “1991 Plan”): 300,000 shares purchasable upon exercise of options at $2.125 per-share, 200,000 shares purchasable upon exercise of options at $0.56 per-share; 200,000 shares purchasable upon exercise of options at $0.17 per-share; and 300,000 shares purchasable upon exercise of options at $1.80 per-share. The amount also includes shares purchasable upon exercise of options issued under the American HomePatient, Inc. 1995 Nonqualified Stock Option Plan for Directors (the “1995 Plan”): 3,000 shares at a $17.50 per-share exercise price; 3,000 shares at a $21.06 per-share exercise price; 3,000 shares at a $1.69 per-share exercise price; 3,000 shares at a $0.53 per-share exercise price; 50,000 shares at a $0.30 per-share exercise price; 5,000 shares at a $0.22 per-share exercise price; 5,000 shares at a $0.75 per-share exercise price; 5,000 shares at a $0.15 per-share exercise price; 10,000 shares at a $1.29 per-share exercise price; 10,000 shares at a $3.46 per-share exercise price; and 10,000 shares at a $3.27 per-share exercise price. The amount also includes 294 shares owned by the daughter of Mr. Furlong of which Mr. Furlong disclaims beneficial ownership.

(8)	The amount shown includes 75,000 shares purchasable at a per-share exercise price of $2.98 upon exercise of options issued under the 1991 Plan.

(9)	The amount shown includes 75,000 shares purchasable at a per-share exercise price of $1.31 upon exercise of options issued under the 1991 Plan.

(10)	The amount shown includes 18,750 shares purchasable at a per-share exercise price of $3.83 upon exercise of options issued under the 1991 Plan.

(11)	The amount shown includes shares purchasable upon exercise of options issued under the 1995 Plan: 3,000 shares at a $17.50 per-share exercise price; 3,000 shares at a $21.06 per-share exercise price; 3,000 shares at a $1.69 per-share exercise price; 3,000 shares at a $0.53 per-share exercise price; 5,000 shares at a $0.22 per-share exercise price; 5,000 shares at a $0.75 per-share exercise price; 5,000 shares at a $0.15 per-share exercise price; 10,000 shares at a $1.29 per-share exercise price; 10,000 shares at a $3.46 per-share exercise price; and 10,000 shares at a $3.27 per-share exercise price.

(12)	The amount shown includes shares purchasable upon exercise of options issued under the 1995 Plan: 50,000 shares at a $0.17 per-share exercise price; 5,000 shares at a $0.75 per-share exercise price; 5,000 shares at a $0.15 per-share exercise price; 10,000 shares at a $1.29 per-share exercise price; 10,000 shares at a $3.46 per-share exercise price; and 10,000 shares at a $3.27 per-share exercise price.

(13)	The amount shown includes 50,000 shares purchasable at a $1.38 per-share exercise price upon exercise of options issued under the 1995 Plan, 10,000 shares at a $3.46 per-share exercise price; and 10,000 shares at a $3.27 per-share exercise price.

(14)	The amount shown includes 50,000 shares purchasable at a $1.18 per-share exercise price upon exercise of options issued under the 1995 Plan, 10,000 shares at a $3.46 per-share exercise price; and 10,000 shares at a $3.27 per-share exercise price.

(15)	The amount shown includes 1,168,750 shares purchasable upon exercise of options issued under the 1991 Plan and 394,000 shares purchasable upon exercise of options issued under the 1995 Plan.
Item 13. Certain Relationships and Related Transactions
Has the Company entered into any arrangements with affiliated parties?
The Company has not entered into any arrangements with affiliated parties.
Does the Company have a policy in place with respect to contracts between the Company and persons affiliated with the Company?
     The Company has a policy that any transactions between the Company and its officers, directors and affiliates will be on terms as favorable to the Company as can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval by the audit committee of the board.
Item 14. Principal Accountant Fees and Services
     What fees were paid to the Company’s independent auditors during fiscal years 2005 and 2004?
     The total fees incurred with our auditors for the fiscal years ended December 31, 2005 and December 31, 2004, were as follows:
     Audit Fees. For professional services rendered for the audit of the Company’s annual financial statements in the Company’s Form 10-K and the reviews of the financial statements included in the Company’s Forms 10-Q for those fiscal years, the Company was billed aggregate fees and expenses of approximately $514,000 by KPMG for the fiscal year ended December 31, 2005, and approximately $527,000 and $41,000 by KPMG and Deloitte & Touche LLP (“D&T”) for the fiscal year ended December 31, 2004. Additionally, the Company was billed fees of approximately $103,000 and $108,000 by KPMG for the audits of certain unconsolidated joint ventures for the years ended December 31, 2005 and December 31, 2004, respectively.
     Audit Related Fees. The Company did not engage its auditors for the provision of assurance and related services related to the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Forms 10-Q for those fiscal years other than those services included in the discussion of Audit Fees.

     Tax Fees. The Company did not engage its auditors for the provision of tax compliance, tax advice or tax planning professional services for the fiscal years ended December 31, 2005 and December 31, 2004.
     All Other Fees. For the fiscal year ended December 31, 2004, KPMG performed services related to the Company’s Sarbanes-Oxley compliance efforts totaling $3,200. No such fees were billed in 2005.
     What is the Company’s policy with respect to approval of audit and non-audit services provided by the Company’s auditors?
     All the services described above were approved by our audit committee. In accordance with the charter of our audit committee and consistent with the policies of the SEC, all auditing services and all non-audit services to be provided by any independent auditor of the Company shall be pre-approved by the audit committee. In assessing requests for services by the independent auditor, the audit committee considers whether such services are consistent with the auditor’s independence, whether the independent auditor is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality.
     The audit committee has considered whether the provision of these services is compatible with maintaining the principal accountant’s independence.
Exhibits to Amendment

Exhibit 31.1	* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.
Exhibit 31.2	* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.
* Filed herewith
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 1st day of May, 2006.

AMERICAN HOMEPATIENT, INC.
By:	/s/ Stephen L. Clanton
	Name:	Stephen L. Clanton
	Title:	Executive Vice President and Chief Financial Officer