Form 10-Q
period 2006-03-31
AMERICAN HOMEPATIENT INC
filed 2006-05-04
CIK 879181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐      Accelerated filer ☐     Non –accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
17,573,389

(Outstanding shares of the issuer’s common stock as of May 2, 2006)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
ASSETS	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$2,785,000	$4,444,000
Restricted cash	650,000	650,000
Accounts receivable, less allowance for doubtful accounts of $16,370,000 and $15,964,000, respectively	56,378,000	56,464,000
Inventories, net of inventory valuation allowances of $843,000 and $863,000, respectively	12,751,000	14,197,000
Prepaid expenses and other current assets	6,164,000	8,674,000

Total current assets	78,728,000	84,429,000

Property and equipment	174,870,000	172,541,000
Less accumulated depreciation and amortization	(117,912,000)	(115,560,000)

Property and equipment, net	56,958,000	56,981,000

Goodwill	121,834,000	121,834,000
Investment in joint ventures	6,115,000	8,128,000
Other assets	16,015,000	16,262,000

Total other assets	143,964,000	146,224,000

TOTAL ASSETS	$279,650,000	$287,634,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2006	2005

CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$508,000	$908,000
Accounts payable	20,256,000	18,110,000
Other payables	1,267,000	1,274,000
Short-term note payable	2,572,000	3,805,000
Accrued expenses:
Payroll and related benefits	4,226,000	10,260,000
Insurance, including self-insurance accruals	7,805,000	7,552,000
Other	4,744,000	7,385,000

Total current liabilities	41,378,000	49,294,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	250,308,000	250,111,000
Other noncurrent liabilities	43,000	50,000

Total noncurrent liabilities	250,351,000	250,161,000

Total liabilities	291,729,000	299,455,000

MINORITY INTEREST	632,000	635,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 and 17,388,000 shares, respectively	176,000	174,000
Additional paid-in capital	174,595,000	174,113,000
Accumulated deficit	(187,482,000)	(186,743,000)

Total shareholders’ deficit	(12,711,000)	(12,456,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$279,650,000	$287,634,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2006	2005

REVENUES:
Sales and related service revenues, net	$34,161,000	$34,185,000
Rental revenues, net	46,385,000	47,303,000

Total revenues, net	80,546,000	81,488,000

EXPENSES:
Cost of sales and related services	20,875,000	19,776,000
Cost of rental revenues, including rental equipment depreciation of $6,217,000 and $5,705,000, respectively	10,018,000	9,549,000
Operating expenses	39,538,000	39,989,000
Bad debt expense	2,792,000	2,689,000
General and administrative	4,101,000	4,199,000
Depreciation, excluding rental equipment, and amortization	922,000	813,000
Interest expense, net	4,202,000	4,290,000
Other income, net	(140,000)	(55,000)

Total expenses	82,308,000	81,250,000

Earnings from unconsolidated joint ventures	1,226,000	1,207,000

(LOSS) INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(536,000)	1,445,000

Reorganization items	116,000	106,000

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(652,000)	1,339,000

Provision for income taxes	87,000	96,000

NET (LOSS) INCOME	$(739,000)	$1,243,000

NET (LOSS) INCOME PER COMMON SHARE:
- Basic	$(0.04)	$0.07

- Diluted	$(0.04)	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- Basic	17,450,000	17,067,000

- Diluted	17,450,000	17,867,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(739,000)	$1,243,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,139,000	6,518,000
Bad debt expense	2,792,000	2,689,000
Stock compensation expense	140,000	—
Equity in earnings of unconsolidated joint ventures	(756,000)	(741,000)
Minority interest	106,000	95,000
Reorganization items	116,000	106,000
Reorganization items paid	(121,000)	(157,000)

Change in assets and liabilities:
Accounts receivable	(3,276,000)	(4,722,000)
Inventories	1,446,000	1,207,000
Prepaid expenses and other current assets	2,510,000	1,248,000
Accounts payable, other payables and accrued expenses	(4,391,000)	4,911,000
Other assets and liabilities	(64,000)	(2,361,000)
Due to unconsolidated joint ventures, net	2,769,000	901,000

Net cash provided by operating activities	7,671,000	10,937,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(6,397,000)	(6,339,000)

Net cash used in investing activities	(6,397,000)	(6,339,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(109,000)	$(69,000)
Proceeds from exercise of employee stock options	457,000	156,000
Principal payments on long-term debt and capital leases	(48,000)	(5,000)
Principal payments on short-term note payable	(1,233,000)	(1,191,000)
Payment for OIG settlement	(2,000,000)	—

Net cash used in financing activities	(2,933,000)	(1,109,000)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,659,000)	3,489,000

CASH AND CASH EQUIVALENTS, beginning of period	4,444,000	5,772,000

CASH AND CASH EQUIVALENTS, end of period	$2,785,000	$9,261,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$4,258,000	$4,270,000

Cash payments of income taxes	$49,000	$11,000

NON-CASH ACTIVITY:
Capital leases entered into for property and equipment	$415,000	$—
Write-off of related notes receivable and notes payable	$570,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements of American HomePatient, Inc. and subsidiaries (“the Company”) for the three months ended March 31, 2006 and 2005 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2006, its results of operations for the three months ended March 31, 2006 and 2005 and its cash flows for the three months ended March 31, 2006 and 2005.
The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
Certain reclassifications have been made to the 2005 interim condensed consolidated financial statements to conform to the 2006 presentation.
2. STOCK BASED COMPENSATION
Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense was recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock- Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123,” the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of these statements. The following table illustrates the effect on net earnings if the fair-value-based method had been applied to all outstanding and unvested awards for the first quarter ended March 31, 2005.

Three Months ended
March 31, 2005

Net income – as reported	$1,243
Additional compensation expense	$(150)

Net income – pro forma	$1,093

Net income per common share – as reported
Basic	$0.07

Diluted	$0.07

Net income per common share – pro forma
Basic	$0.06

Diluted	$0.06

Deductions for stock-based employee compensation expense in the table above were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility. The Company applies a 39% tax rate to arrive at the after tax deduction.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment,” using the modified prospective method. Under this method, compensation costs in the first quarter of 2006 are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for the first quarter ended March 31, 2006 were calculated using the Black-Scholes option-pricing model. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility since the emergence from bankruptcy.
There were 560,000 options granted during the first quarter ended March 31, 2006. The estimated weighted average fair value of the options granted was $2.52 using the Black-Scholes option-pricing model with the following assumptions:

Quarter ended 3/31/06

Dividend yield	0%
Expected volatility	99%
Expected lives	5 years
Risk-free interest rate	4.55%
The adoption of SFAS No. 123(R) using the modified prospective method resulted in the Company recognizing $140,000 of stock-based compensation expense in the quarter ended March 31, 2006.

During 2004, under the 1991 Nonqualified Stock Option Plan (the “1991 Plan”), as amended as of November 8, 2000, 5,000,000 shares of the Company’s common stock had been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the 1991 Plan is ten years. Shares subject to options granted under the 1991 Plan which expire, terminate or are canceled without having been exercised in full become available again for future grants.
An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2005	2,105,500	$5.16

Granted	560,000	3.30
Exercised	(185,000)	1.86
Canceled	(267,750)	17.50

Outstanding at March 31, 2006	2,212,750	$3.47

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $303,000. At March 31, 2006, there was $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Options granted under the 1991 Plan as of March 31, 2006 have the following characteristics:

							Weighted
							Average
							Exercise
				Weighted			Price of	Weighted
				Average		Options	Options	Average
			Weighted	Remaining		Exercisable	Exercisable	Remaining
			Average	Contractual	Aggregate	at	at	Contractual	Aggregate
Year of	Options		Exercise	Life in	Intrinsic	March 31,	March 31,	Life in	Intrinsic
Grant	Outstanding	Exercise Prices	Price	Years	Value	2006	2006	Years	Value
1997	52,000	$21.50	$21.50	0.91	$—	52,000	$21.50	0.91	$—
1998	485,750	$2.13 to $18.13	$6.27	2.50	—	485,750	$6.27	2.50	—
1999	200,000	$0.56	$0.56	3.62	588,000	200,000	$0.56	3.62	588,000
2000	220,000	$0.17 to $0.30	$0.18	4.63	731,300	220,000	$0.18	4.63	731,300
2004	450,000	$1.31 to $1.80	$1.64	8.14	838,500	375,000	$1.70	8.05	674,250
2005	245,000	$2.21 to $3.83	$3.23	8.88	65,650	117,500	$3.25	8.86	29,275
2006	560,000	$3.30	$3.30	9.89	112,000	—	—	—	—

	2,212,750				$2,335,450	1,450,250			$2,022,825

Options granted under the 1991 Plan as of December 31, 2005 have the following characteristics:

						Weighted
				Weighted		Average
				Average	Options	Exercise Price	Weighted
			Weighted	Remaining	Exercisable	of Options	Average
			Average	Contractual	at	Exercisable at	Remaining
Year of	Options		Exercise	Life in	December 31,	December 31,	Contractual
Grant	Outstanding	Exercise Prices	Price	Years	2005	2005	Life in Years
1996	267,750	$17.50	$17.50	0.04	267,750	$17.50	0.04
1997	52,000	$21.50	$21.50	1.12	52,000	$21.50	1.12
1998	520,750	$2.13 to $18.13	$5.99	2.77	520,750	$5.99	2.77
1999	200,000	$0.56	$0.56	3.86	200,000	$0.56	3.86
2000	220,000	$0.17 to $0.30	$0.18	4.85	220,000	$0.18	4.85
2004	600,000	$1.31 to $1.80	$1.68	8.34	425,000	$1.71	8.28
2005	245,000	$2.21 to $3.83	$3.23	9.13	61,250	$3.23	9.13

	2,105,500				1,746,750

Options granted during 1996 have a two year vesting period and expire in ten years. Options granted during 1997 have two and three year vesting periods and expire in ten years. Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a three year vesting period and expire in ten years. As of

March 31, 2006 and December 31, 2005, shares available for future grants of options under the 1991 Plan total 333,359 and 625,609, respectively.
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
An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2005 and March 31, 2006	424,000	$1.99

Options granted under the 1995 Plan as of December 31, 2005 and March 31, 2006 have the following characteristics:

				Weighted	Weighted
				Average	Average		Weighted
				Remaining	Remaining		Average
			Weighted	Contractual	Contractual		Exercise
			Average	Life in	Life in		Price of	Aggregate
Year of	Options		Exercise	Years	Years	Options	Options	Intrinsic
Grant	Outstanding	Exercise Prices	Price	12/31/05	3/31/06	Exercisable	Exercisable	Value
1996	6,000	$26.25	$26.25	1.00	0.75	6,000	$26.25	$—
1997	6,000	$21.06	$21.06	2.00	1.75	6,000	$21.06	—
1998	6,000	$1.69	$1.69	3.00	2.75	6,000	$1.69	10,860
1999	6,000	$0.53	$0.53	4.00	3.75	6,000	$0.53	17,820
2000	140,000	$0.20 to $ 0.30	$0.26	4.61	4.37	140,000	$0.26	453,800
2001	15,000	$0.75	$0.75	6.00	5.75	15,000	$0.75	41,250
2002	15,000	$0.15	$0.15	7.00	6.75	15,000	$0.15	50,250
2003	80,000	$1.29	$1.29	8.00	7.75	80,000	$1.29	176,800
2004	100,000	$1.18 to $ 3.46	$2.32	8.72	8.47	100,000	$2.32	118,000
2005	50,000	$3.27	$3.27	10.00	9.75	50,000	$3.27	11,500

	424,000					424,000		$880,280

The Directors’ options are fully vested upon issuance and expire ten years from date of issuance.
3. NET (LOSS) INCOME PER COMMON SHARE
Net (loss) income per share is measured at two levels: basic net (loss) income per share and diluted net (loss) income per share. Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding stock options as they would be antidilutive. Diluted net income per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to stock options. In computing diluted net income per share, the stock options are considered dilutive using the treasury stock method.
The following information is necessary to calculate net (loss) income per share for the periods presented:

	Three Months Ended March 31,
	2006	2005

Net (loss) income	$(739,000)	$1,243,000

Weighted average common shares outstanding	17,450,000	17,067,000
Effect of dilutive options	—	800,000

Adjusted diluted common shares outstanding	17,450,000	17,867,000

Net (loss) income per common share
- Basic	$(0.04)	$0.07

- Diluted	$(0.04)	$0.07

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
The Approved Plan provides that the $250.0 million secured debt matures on August 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash and equivalents in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment is due on each previous September 30 in an amount equal to one-half of the anticipated March payment. No payment was due on March 31, 2006 as the Company did not have Excess Cash Flow as of December 31, 2005.
The Company has made all payments due under the Approved Plan as of March 31, 2006. As of March 31, 2006, the Lenders were owed approximately $250.0 million, and the warrant holders were owed approximately $0.8 million of unsecured debt related to damages associated with rejection of warrants. The remaining undisputed general unsecured claims were paid in full. The resolution of the remaining general unsecured disputed claims is anticipated to result in the Company owing additional sums to certain prepetition creditors.

The Lenders filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit. On August 16, 2005, the Court of Appeals affirmed the rulings of the United States Bankruptcy Court and of the United States District Court approving the Company’s plan of reorganization. On September 13, 2005, the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit which petition was subsequently rejected by the Court of Appeals. The Lenders have filed a petition for writ of certiorari to request the United States Supreme Court to consider their appeal. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Bankruptcy Appeal.”
The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000, which is payable by the Company to the warrant holders as an unsecured debt and is included in other accrued expenses on the consolidated balance sheets. The Bankruptcy Court’s ruling regarding the warrants is now a final order, as the warrant holders’ petition for writ of certiorari to the United States Supreme Court was denied on March 20, 2006.

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
Overview
     American HomePatient provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. As of March 31, 2006, the Company provided these services to patients primarily in the home through 263 centers in 34 states.

     The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Three Months Ended March 31,
	2006	2005
Oxygen systems	37%	37%
Inhalation drugs	9	10
Nebulizers	3	3
Respiratory assist devices	21	18
Other respiratory	3	4

Total home respiratory therapy services	73%	72%

Enteral nutrition services	6	6
Other infusion services	6	6

Total home infusion therapy services	12%	12%

Total home medical equipment and supplies	15%	16%

	100%	100%

     The Company’s products and services are primarily paid for by Medicare, Medicaid, and other third-party payors. Since amounts paid under these programs are generally based upon fixed rates, the Company generally is not able to set the prices that it receives for products and services provided to patients. Thus, the Company improves operating results primarily by increasing the number of units sold and rented and by controlling expenses. The Company can also improve cash flow by limiting the amount of time that it takes to collect payment after providing products and services. Key indicators of performance are:
     Revenue Growth. Operating in an industry with pre-set prices subject to reimbursement reductions makes it crucial to increase revenues by increasing the volume of sales and rentals. Reductions in reimbursement levels can more than offset an increase in volume. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product-line and by branch location and region in order to identify product line or geographic weaknesses and take corrective actions. Improvement in the Company’s ability to grow revenues will be critical to the Company’s success. The Company’s sales and marketing focus for 2006 and beyond includes (i) emphasizing profitable revenue growth by focusing on oxygen and sleep-related products and services and by increasing the Company’s mix of Medicare and profitable managed care business; (ii) strengthening its sales and marketing efforts through a variety of programs and initiatives; (iii) increasing clinical expertise in order to identify potential patients earlier, retain existing patients longer, and develop clinical relationships with referrals; and (iv) expanding managed care revenue through greater management attention and prioritization of payors to secure managed care contracts at acceptable levels of profitability. Management will continue to review and monitor progress with its sales and marketing efforts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes.”

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. For the three months ended March 31, 2006 and March 31, 2005 bad debt expense as a percentage of net revenue was 3.5% and 3.3%, respectively.
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
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing the previous 90 days of revenue, net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from revenue management processes at the billing center and/or branches not functioning at optimal levels. A decline in DSO usually results from process improvements and improved cash collections. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO increased from 61 days at December 31, 2005 to 64 days at March 31, 2006. The increase in DSO is due to temporary delays in obtaining supporting documentation needed for billing during the Company’s centralization of certain billing processes which began in 2005. The Company is working to reduce its DSO.
     Unbilled Revenue. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which reports the amount of sales and rental revenues that have not yet been billed to the respective payors due to incomplete documentation or the lack of the Certificate of Medical Necessity (“CMN”) from the physicians. Unbilled revenue net of allowances increased from $11.3 million at December 31, 2005 to $12.1 million at March 31, 2006. The increase in unbilled revenue is due to temporary delays in obtaining supporting documentation needed for billing during the Company’s centralization of certain billing processes which began in 2005. The Company is working to reduce its unbilled revenue.
     Productivity and Profitability . As discussed above, the fixed price reimbursement in the Company’s industry makes it particularly important to control expenses. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are productivity analysis and profitability analysis. For instance, management analyzes billing center productivity using measures such as monthly revenue processed per full time equivalent (FTE) and monthly claims processed per FTE, with the goal of increasing productivity and eliminating the resulting excess capacity. Additionally, the Company monitors productivity of its branches by measuring each branch’s personnel costs against a predetermined productivity standard. This measurement highlights opportunities for improved productivity and reductions in personnel expenses on a branch and area basis. These analyses have enabled the Company to consolidate billing centers and branches, improve productivity and reduce expenses. Moreover, they help identify and standardize best practices and identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have led to the closure or consolidation of branch locations and to the emphasis on products and new sales initiatives.
     In light of the reimbursement reductions impacting the Company over the past several years and given the likelihood of continued reimbursement reductions in the future, management is focused on evolving the Company’s business model to continue to improve productivity and reduce costs throughout 2006 and beyond. Initiatives include centralization of certain functions currently residing at the branch level, consolidation of certain billing center functions, and continued productivity improvements in branches and billing centers. Initiatives are also in place to improve asset utilization, reduce capital expenditures, reduce bad debt expense and revenue deductions, and reduce costs of delivery of products to patients. See “Trends, Events, and Uncertainties – Reimbursement Changes.”
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
     Reimbursement Changes. The reimbursement changes contained in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) have and will continue to negatively impact the Company’s operating results, liquidity and capital resources. The MMA contained provisions to reduce reimbursement rates for inhalation drugs, certain durable medical equipment items and home oxygen.

     As required by the MMA, the reimbursement rates for inhalation drugs were reduced from 95% of average wholesale price to 80% of average wholesale price effective January 1, 2004. This reimbursement reduction decreased the Company’s net revenues and net income in 2004 by approximately $7.4 million.
     Effective January 1, 2005, the reimbursement rates for inhalation drugs were reduced to the average manufacturers’ sales price plus six percent (“ASP + 6%”), updated quarterly. The Centers for Medicare and Medicaid Services (“CMS”) set a monthly dispensing fee of $57 for a 30 day supply and $80 for a 90 day supply of these drugs for the 2005 calendar year. Also effective January 1, 2005, the MMA specified that the reimbursement rates for home oxygen and 16 items of durable medical equipment (“DME”) would be reduced to the median Federal Employee Health Benefit Plan (“FEHBP”) rates. The reimbursement reductions for the 16 DME items went into effect on January 1, 2005, but the reductions in the rates for home oxygen did not go into effect until late March 2005. As a result of the MMA reductions that went into effect during 2005, the Company’s net revenue and net income in 2005 were further reduced by approximately $12.6 million and $17.1 million, respectively. Since the reimbursement reduction for oxygen was not in effect during most of the first quarter of 2005, oxygen revenue was reduced approximately $1.6 million during the first quarter of 2006 compared to the same period in 2005.
     During the fourth quarter of 2005, CMS announced a reduction in the dispensing fee for inhalation drugs beginning January 1, 2006. For 2006, CMS has established a dispensing fee of $57.00 for a 30-day prescription for the first time a Medicare beneficiary uses inhalation drugs and a $33.00 fee for subsequent months. For a 90-day prescription, Medicare will pay a dispensing fee of $66.00. Additionally, inhalation drug reimbursement was further decreased effective January 1, 2006 under the “ASP + 6%” provisions of the MMA. Also, effective January 1, 2006, CMS established a new billing code and reimbursement rate for generic budesonide, an inhalation drug provided by the Company. Prior to January 1, 2006, generic budesonide was reimbursed at the same rate as non-generic budesonide. With the establishment of this new code and reimbursement rate, the reimbursement for generic budesonide is significantly less than the reimbursement for non-generic budesonide beginning January 1, 2006.
     Revenues and net income for the first quarter of 2006 compared to the same quarter of last year have been negatively impacted by the above described reimbursement changes. These reimbursement changes reduced net income in the first quarter of 2006 by approximately $4.6 million, comprised of a decrease in net revenue of approximately $4.2 million and an increase in cost of sales of approximately $0.4 million. The reduced revenues of approximately $4.2 million include a reduction in inhalation drug reimbursement of approximately $2.6 million and a reduction in oxygen reimbursement of approximately $1.6 million. The oxygen reimbursement reduction went into effect in late March of 2005. The increased cost of sales of approximately $0.4 million is due to a shift in product mix related to changes in inhalation drug reimbursement.
     The MMA also froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the start of a competitive bidding process which is scheduled to begin in 2007. On May 1, 2006, the Department of Health and Human Services (“HHS”) issued a Notice of Proposed Rulemaking (“NPRM”) to specify requirements of competitive bidding as mandated by the MMA. Included in the NPRM is a methodology by which HHS would determine which of the 10 largest Metropolitan

Statistical Areas (“MSAs”) would start the competitive bidding process in 2007. By 2009, competitive bidding will be expanded to 80 additional MSAs, with more areas added after 2009. At this time, it is not known which 10 MSAs will be initially selected or which of the Company’s locations will be included in the competitive bidding process. Additionally, it is not known specifically which products will be included in the competitive bidding process or the impact competitive bidding will have on reimbursement rates. Therefore, the Company is not able to estimate the financial impact, if any, of the competitive bidding process.
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
     As discussed above, the DRA will effectively decrease the period over which revenue will be generated. As a result, the depreciable lives for the affected rental equipment were decreased beginning January 1, 2006, which the Company anticipates will result in additional depreciation expense of $2.4 million for the twelve months ended December 31, 2006. For the quarter ended March 31, 2006, the additional depreciation expense was approximately $0.2 million.
     In the first quarter of 2006, CMS announced that non-invasive positive pressure ventilators (“NPPVs”) will no longer be considered an item requiring frequent and substantial servicing and therefore will no longer be rented for an indefinite period. As a result, rental payments for NPPVs will be capped at 13 months and the title to the equipment will transfer to the patient. The effective date for this reimbursement change was April 1, 2006, but CMS is allowing for a transition period for devices that are currently being rented by Medicare beneficiaries so that rental payments in the months prior to April 1, 2006 will not count toward the rental payment cap. Therefore, the reduction in revenue associated with this reimbursement change will not begin until 2007. The Company estimates that the annual impact of this reimbursement change will be a revenue reduction of approximately $1.7 million.
     In February 2006, the Bush administration announced its proposed federal budget for fiscal year 2007. The proposed budget includes a legislative proposal by the Department of Health and Human Services limiting Medicare rental payments of oxygen equipment to 13 months from the current 36 months as specified in the recently passed DRA. The Company believes that if this proposed legislation were to be enacted into law, it would have a substantial and material negative financial impact to the Company. Such legislation would require the Company to alter significantly its business model and cost structure as well as limit or eliminate certain products or services currently provided to patients in order to avoid substantial losses. There can be no assurance that the Company could successfully manage these changes. Additionally, management believes that such a drastic reduction in reimbursement for oxygen equipment would limit access to life-sustaining oxygen required by numerous Medicare beneficiaries. The Company is undertaking a number of efforts to educate lawmakers and regulators regarding this issue in hopes of eliminating or modifying this proposed legislation, though there can be no assurance that the Company’s efforts will successfully impact the proposed legislation.
     In March 2006, CMS’ DME Program Safeguard Contractors (“PSCs”) proposed significantly lower reimbursement rates for two of the Company’s inhalation drug products, Xopenex and DuoNeb. For both of these products, the PSCs have proposed that reimbursement be based on the allowance for the “least costly medically appropriate alternative”. For Xopenex, the proposed reimbursement is based on the reimbursement rate for albuterol, and for DuoNeb, the proposed reimbursement is based on the reimbursement rate for separate unit dose vials of albuterol and ipratropium bromide. The Company’s costs to acquire Xopenex and DuoNeb are greater than the proposed reimbursement rates. Therefore, if the proposed reimbursement rates go into effect, the Company will no longer be able to provide Xopenex and DuoNeb and will be forced to switch patients receiving Xopenex to albuterol and switch patients receiving DuoNeb to separate unit dose vials of albuterol and ipratropium bromide, which would likely have a material negative impact on the Company’s financial results. Additionally, limiting access to Xopenex and DuoNeb could result in decreased patient compliance, increased risks to the patient, increased morbidity and mortality, and increased healthcare costs. The Company is undertaking a number of efforts to educate lawmakers and regulators regarding this issue in hopes of eliminating or modifying this proposed reimbursement change, though there can be no assurance that the Company’s efforts will be successful. The PSCs have solicited comments with respect to this proposed change. The comment period ends May 8, 2006.
     Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions through a variety of initiatives designed to grow revenues, improve productivity, and reduce costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Revenue Growth” for a discussion of the Company’s initiatives to grow revenues and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Productivity and Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse impact will be material in 2006 and beyond.
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

     Bankruptcy Appeal. On July 1, 2003, the Company emerged from bankruptcy pursuant to an Approved Plan. See “Note 4 to Interim Condensed Consolidated Financial Statements.”
     The Lenders filed an appeal of the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit appealing both the Bankruptcy Court’s determination of the amount of their secured claim and the interest rates on both the secured and unsecured portions of their claims. On August 16, 2005, the Court of Appeals affirmed the rulings of the United States Bankruptcy Court and of the United States District Court approving the Company’s plan of reorganization. On September 13, 2005 the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit which was subsequently denied. The Lenders have filed a petition for writ of certiorari to request the United States Supreme Court to consider their appeal. The ultimate outcome of the Lenders’ appeal cannot be predicted, and an adverse ruling could have material adverse effects on the Company. These adverse effects could include, without limitation, adverse changes in the interest rate related to its secured and unsecured debt, a change in the proportion of debt treated as secured debt, issuance of equity securities to the Lenders or an adverse change in the capitalization of the Company to the detriment of equity holders. There can be no assurance as to the extent or nature of the adverse effects of a successful Lenders’ appeal.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The Company’s management considers the following accounting policies to be the most critical in relation to the Company’s consolidated financial statements: revenue recognition and allowance for doubtful accounts, inventory valuation and cost of sales recognition, rental equipment valuation, valuation of long-lived assets, valuation of goodwill and other intangible assets, and self insurance accruals. These policies are presented in detail within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Results of Operations
     The Company reports its revenues as follows: (i) sales and related services revenues; and (ii) rentals and other revenues. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and medical supplies, the sale of inhalation drugs and respiratory therapy equipment, and supplies and services related to the delivery of these products. Rental revenues are derived from the rental of home health care equipment, enteral pumps, and equipment related to the provision of respiratory therapies. Sales and related services revenues and rentals revenues are stated net of contractual allowances and billing adjustments. Cost of sales and related services includes the cost of equipment and drugs and related supplies sold to patients and labor and distribution costs associated with the Company’s inhalation drug pharmacy. Cost of rental revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen cylinders, rent expense for leased equipment, and rental equipment depreciation expense and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, area management expenses, selling costs, occupancy costs, billing center costs and other operating costs. General and administrative expenses include corporate and senior management expenses. The majority of the Company’s joint ventures are not consolidated for financial statement reporting purposes. Earnings from joint ventures represent the Company’s equity in earnings from unconsolidated joint ventures with hospitals and management and administrative fees from these joint ventures.
     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

	Percentage of Revenues

	Three Months Ended March 31,
	2006	2005
Revenues	100.0%	100.0%

Cost of sales and related services	25.9	24.3
Cost of rental, including rental equipment depreciation	12.4	11.7
Operating expenses	49.1	49.1
Bad debt expense	3.5	3.3
General and administrative expense	5.1	5.2
Depreciation, excluding rental equipment, and amortization	1.1	1.0
Interest expense, net	5.2	5.3
Other income, net	—	—

Total expenses	102.3	99.9

Earnings from unconsolidated joint ventures	1.5	1.5

(Loss) income from operations before reorganization items and income taxes	(0.8)	1.6
Reorganization items	0.1	0.1
Provision for income taxes	0.1	0.1

Net (loss) income	(1.0)%	1.4%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenues. Revenues decreased from $81.5 million for the quarter ended March 31, 2005 to $80.5 million for the same period in 2006, a decrease of $1.0 million, or 1.2%. The 2006 Medicare reimbursement rate changes for inhalation drugs and oxygen reduced revenues by approximately $4.2 million in the first quarter of 2006. Without these reductions, revenues in the first quarter of 2006 would have increased $3.2 million, or 4.0%. Following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues remained unchanged at $34.2 million for the quarter ended March 31, 2005 and for the same period of 2006. The 2006 Medicare reimbursement changes reduced sales and related services revenues by approximately $2.6 million in the first quarter of 2006. Without these reductions, sales and related services revenues in the first quarter of 2006 would have increased $2.6 million, or 7.6%
Rental Revenues. Rental revenues decreased from $47.3 million for the quarter ended March 31, 2005 to $46.4 million for the same period in 2006, a decrease of $0.9 million, or 1.9%. The 2006 Medicare reimbursement changes reduced rental revenues by approximately $1.6 million in the first quarter of 2006. Without these reductions, rental revenues in the first quarter of 2006 would have increased $0.7 million, or 1.5%.
Cost of Sales and Related Services. Cost of sales and related services increased from $19.8 million for the quarter ended March 31, 2005 to $20.9 million for the same period in 2006, an increase of $1.1 million, or 5.6%. As a percentage of revenues, cost of sales and related services increased from 24.3% for the quarter ended March 31, 2005 to 25.9% for the same period in 2006. As a percentage of sales and related services revenues, cost of sales and related services increased from 57.8% for the quarter ended March 31, 2005 to 61.1% for the same period in 2006. This increase is primarily attributable to reduced reimbursement and increased cost of sales of inhalation drugs in the current quarter associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Cost of Rental Revenues. Cost of rental revenues increased from $9.5 million for the quarter ended March 31, 2005 to $10.0 million for the same period in 2006, an increase of $0.5 million, or 5.3%. This increase is primarily the result of a higher level of rental equipment depreciation associated with the Company’s growth in rentals of oxygen equipment and respiratory assist devices as well as additional depreciation associated with reductions in estimated useful lives of rental equipment impacted by the DRA. As a percentage of revenues, cost of rental revenues increased from 11.7% for the quarter ended March 31, 2005 to 12.4% for the same period in 2006. As a percentage of rental revenues, cost of rental revenue increased from 20.2% for the quarter ended March 31, 2005 to 21.6% for the same period in 2006. This increase is primarily the result of oxygen reimbursement reductions in the current quarter associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Operating Expenses. Operating expenses decreased from $40.0 million for the quarter ended March 31, 2005 to $39.5 million for the same period in 2006, a decrease of $0.5 million or 1.3%. This decrease is primarily attributable to lower personnel related costs in the current quarter.

As a percentage of revenues, operating expenses were 49.1% for the three months ended March 31, 2005 and 2006.
Bad Debt Expense. Bad debt expense increased from $2.7 million for the quarter ended March 31, 2005 to $2.8 million for the same period in 2006, an increase of $0.1 million, or 3.7%. As a percentage of revenues, bad debt expense was 3.3% and 3.5% for the three months ended March 31, 2005 and 2006, respectively. This increase is due to a slight deterioration in the aging of accounts receivable during the first quarter of 2006 associated with a temporary slow down in cash collections resulting from a billing center closure in the fourth quarter of 2005.
General and Administrative Expenses. General and administrative expenses decreased from $4.2 million for the quarter ended March 31, 2005 to $4.1 million for the same period in 2006, a decrease of $0.1 million or 2.4%. As a percentage of revenues, general and administrative expenses were 5.2% and 5.1% for the quarters ended March 31, 2005 and 2006, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses increased from $0.8 million for the quarters ended March 31, 2005 to $0.9 million for the same period in 2006, an increase of $0.1 million, or 12.5%. This increase is the result of amortization of several new software licensing agreements.
Interest Expense, Net. Interest expense, net, decreased from $4.3 million for the quarter ended March 31, 2005 to $4.2 million for the same period in 2006, a decrease of $0.1 million, or 2.3%. The decrease in interest expense, net, is the result of an increase in interest income earned in the three months ended March 31, 2006 compared to the same period in 2005 and a decrease in the Company’s outstanding unsecured debt.
Other Income, Net. Other income, net, remained unchanged at $0.1 million for the quarters ended March 31, 2005 and 2006. Other income, net, primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures remained unchanged at $1.2 million for the quarters ended March 31, 2005 and 2006.
Provision for Income Taxes. The provision for income taxes was $0.1 million for the quarters ended March 31, 2005 and 2006.
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
     The Approved Plan provides that the $250.0 million secured debt matures on July 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash and equivalents in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment is due on each previous September 30 in an amount equal to one-half of the anticipated March payment. No payment was due on March 31, 2006 as the Company did not have Excess Cash Flow as of December 31, 2005.
     The Company has made all payments due under the Approved Plan as of March 31, 2006. As of March 31, 2006, the Lenders were owed approximately $250.0 million of secured debt and the warrant holders were owed approximately $0.8 million of unsecured debt related to damages associated with rejection of warrants. The remaining undisputed general unsecured claims were paid in full as of March 31, 2006. The resolution of the remaining general unsecured disputed claims is anticipated to result in the Company owing additional sums to certain prepetition creditors.
     The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of March 31, 2006, the Company had unrestricted cash and cash equivalents of approximately $2.8 million.
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
     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan for the twelve months ending March 31, 2007. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. In addition, an adverse final outcome of the Lenders’ appeal of the confirmation order described in Note 4 to the Financial Statements could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The Company’s future liquidity will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients and other miscellaneous receivables not related to the provision of products or services. The vast majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $55.5 million and $55.2 million at March 31, 2006 and December 31, 2005, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 64 days and 61 days at March 31, 2006 and December 31, 2005, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes.”
     Net cash provided by operating activities was $7.7 million and $10.9 million for the three months ended March 31, 2006 and 2005. Net income decreased from $1.2 million for the three months ended March 31, 2005 to a net loss of $0.7 million for the three months ended March 31, 2006. This decrease is primarily the result of Medicare reimbursement reductions associated with the MMA. Additions to property and equipment, net were $6.4 million for the three months ended March 31, 2006 compared to $6.3 million for the same period in 2005. Net cash used in financing activities was $2.9 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively. The cash used in financing activities for the three months ended March 31, 2006 includes payments on the Company’s short-term note payable of $1.2 million associated with the Company’s insurance financing and a payment of $2.0 million related to the settlement agreement with the United States government. For additional discussion see “Part II — Other Information – Item 1 – Legal Proceedings.”

Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of March 31, 2006:

		Twelve Months Ending March 31,
						After March 31,
	Total	2007	2008	2009	2010	2010

Long-term debt and capital leases	$250,816,000	$508,000	$171,000	$49,000	$250,050,000	$38,000

Interest on long-term debt and capital leases	57,371,000	17,215,000	17,205,000	17,201,000	5,750,000	—

Operating lease obligations	21,860,000	9,651,000	6,979,000	3,531,000	1,237,000	462,000

Total contractual cash obligations	$330,047,000	$27,374,000	$24,355,000	$20,781,000	$257,037,000	$500,000

In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt, defined by the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year. As these payments will be based on excess cash at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the 2010 column per the table above, could require principal payments in the Twelve Months Ending March 31, 2007, 2008, and 2009.
Interest on the long-term debt in the above table represents the maximum interest payments on the principal balance of $250.0 million in the event the Company does not make any excess cash flow payments or pre-payments in the twelve months ending March 31, 2007, 2008, and 2009.
Long-term debt is comprised primarily of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Capital leases consist primarily of leases of office equipment. Operating leases are non-cancelable leases on certain vehicles, buildings and equipment. The operating lease obligations presented is based on information available as of March 31, 2006.
At March 31, 2006 the Company had no off-balance sheet commitments or guarantees outstanding.
At March 31, 2006 the Company had two letters of credit totaling $650,000, of which $400,000 expires in May 2006 and $250,000 expires in January 2007. The letters of credit secure the Company’s obligations with respect to its professional liability insurance. The letters of credit are secured by a certificate of deposit, which is included in restricted cash.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is not subject to material interest rate sensitivity since the Approved Plan provides for a fixed interest rate for the $250 million secured debt. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed. The Company does not own and is not a party to any material market risk sensitive instruments.
We have not experienced large increases in either the cost of supplies or operating expenses due to inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.
ITEM 4 – CONTROLS AND PROCEDURES
In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s chief executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of March 31, 2006. Based on such evaluation, such officers have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of March 31, 2006, the related interim condensed consolidated statements of operations for the three-month periods ended March 31, 2006 and 2005, and the related interim condensed consolidated statements of cash flows for the three-months ended March 31, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying interim condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Nashville, TN
May 4, 2006

PART II. OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
A description of the Chapter 11 Cases is set forth in Note 4 to the Company’s interim condensed consolidated financial statements contained in this Report and is incorporated herein by reference. In 2001, the Company entered into a settlement agreement (the “Government Settlement”) with the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”) and the TRICARE Management Activity, which resolved a false claims action alleging improprieties by the Company during the period from January 1, 1995 through December 31, 1998. A final payment of $2.0 million was made in March 2006.
ITEM 1A – RISK FACTORS
This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.
     Medicare Reimbursement Reductions. In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduces Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in 2004 and others beginning in 2005 and 2006. On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law. The DRA reduced the reimbursement of certain products provided by the Company. These reductions will have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes.”
     Dependence on Reimbursement by Third-Party Payors. For the three months ended March 31, 2006, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 50%, 10% and 40%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed by the Bush administration that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor revenue mix or reimbursement levels, a change in which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Substantial Leverage. The Company maintains a significant amount of debt. The secured claim of the Lenders as of March 31, 2006 was $250.0 million. The unsecured claim of the warrant holders as of March 31, 2006 was approximately $0.8 million. Required payments to the Lenders are detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Due to the amount of debt, a substantial portion of the Company’s cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes, or competitive pressures and the inability to pay debt would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     Bankruptcy Appeal. On July 1, 2003, the Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Company’s Lenders filed an appeal of the order confirming the Approved Plan to the United States District Court. That court affirmed the order confirming the Approved Plan on September 12, 2003. On October 14, 2003, the Lenders filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. On August 16, 2005, the Court of Appeals affirmed the rulings of the United States Bankruptcy Court and of the United States District Court approving the Company’s plan of reorganization. On September 13, 2005 the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit which petition was subsequently rejected by the Court of Appeals. The Lenders have filed a petition for writ of certiorari to request the United States Supreme Court to consider their appeal. If the appeal is ultimately successful, it could have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Bankruptcy Appeals.”
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
     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, representing DSO of 64 days and 61 days as of March 31, 2006 and December 31, 2005, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”
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

ITEM 6 — EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No.33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated June 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

15.1	Awareness Letter of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.

May 4, 2006	By:	/s/ Stephen L. Clanton Stephen L. Clanton
Chief Financial Officer and An Officer Duly
Authorized to Sign on Behalf of the registrant