Form 10-Q
period 2006-06-30
AMERICAN HOMEPATIENT INC
filed 2006-08-03
CIK 879181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2006
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

(Outstanding shares of the issuer’s common stock as of July 28, 2006)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
ASSETS	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$7,299,000	$4,444,000
Restricted cash	650,000	650,000
Accounts receivable, less allowance for doubtful accounts of $16,651,000 and $15,964,000, respectively	54,718,000	56,464,000
Inventories, net of inventory valuation allowances of $864,000 and $863,000, respectively	12,840,000	14,197,000
Prepaid expenses and other current assets	4,301,000	8,674,000

Total current assets	79,808,000	84,429,000

Property and equipment	172,847,000	172,541,000
Less accumulated depreciation and amortization	(117,285,000)	(115,560,000)

Property and equipment, net	55,562,000	56,981,000

Goodwill	121,834,000	121,834,000
Investment in joint ventures	5,651,000	8,128,000
Other assets	17,117,000	16,262,000

Total other assets	144,602,000	146,224,000

TOTAL ASSETS	$279,972,000	$287,634,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2006	2005
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$518,000	$908,000
Accounts payable	21,771,000	18,110,000
Other payables	1,123,000	1,274,000
Short-term note payable	1,446,000	3,805,000
Accrued expenses:
Payroll and related benefits	6,487,000	10,260,000
Insurance, including self-insurance accruals	6,948,000	7,552,000
Other	5,070,000	7,385,000

Total current liabilities	43,363,000	49,294,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	250,301,000	250,111,000
Other noncurrent liabilities	35,000	50,000

Total noncurrent liabilities	250,336,000	250,161,000

Total liabilities	293,699,000	299,455,000

MINORITY INTEREST	653,000	635,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 and 17,388,000 shares, respectively	176,000	174,000
Additional paid-in capital	174,775,000	174,113,000
Accumulated deficit	(189,331,000)	(186,743,000)

Total shareholders’ deficit	(14,380,000)	(12,456,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$279,972,000	$287,634,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Sales and related service revenues, net	$34,353,000	$35,343,000	$68,514,000	$69,528,000
Rental revenues, net	46,683,000	46,274,000	93,068,000	93,577,000

Total revenues, net	81,036,000	81,617,000	161,582,000	163,105,000

EXPENSES:
Cost of sales and related services	19,997,000	19,522,000	40,872,000	39,298,000
Cost of rentals and other revenues, including rental equipment depreciation of $7,623,000, $6,240,000, $13,840,000 and $11,945,000, respectively	11,517,000	10,108,000	21,535,000	19,657,000
Operating expenses	39,766,000	39,227,000	79,304,000	79,216,000
Bad debt expense	2,771,000	2,186,000	5,563,000	4,875,000
General and administrative	4,543,000	4,108,000	8,644,000	8,307,000
Depreciation, excluding rental equipment, and amortization	950,000	850,000	1,872,000	1,663,000
Interest expense, net	4,489,000	4,313,000	8,691,000	8,603,000
Other expense (income), net	12,000	(100,000)	(128,000)	(155,000)

Total expenses	84,045,000	80,214,000	166,353,000	161,464,000

Earnings from unconsolidated joint ventures	1,382,000	1,172,000	2,608,000	2,379,000

(LOSS) INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(1,627,000)	2,575,000	(2,163,000)	4,020,000

Reorganization expense	135,000	81,000	251,000	187,000

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(1,762,000)	2,494,000	(2,414,000)	3,833,000

Provision for income taxes	87,000	87,000	174,000	183,000

NET (LOSS) INCOME	$(1,849,000)	$2,407,000	$(2,588,000)	$3,650,000

NET INCOME PER COMMON SHARE:
- Basic	$(0.11)	$0.14	$(0.15)	$0.21

- Diluted	$(0.11)	$0.13	$(0.15)	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	17,573,000	17,345,000	17,512,000	17,207,000

- Diluted	17,573,000	17,950,000	17,512,000	17,917,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,588,000)	$3,650,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,712,000	13,608,000
Bad debt expense	5,563,000	4,875,000
Stock compensation expense	320,000	—
Equity in earnings of unconsolidated joint ventures	(1,649,000)	(1,472,000)
Minority interest	224,000	185,000
Reorganization items	251,000	187,000
Reorganization items paid	(256,000)	(201,000)

Change in assets and liabilities:
Accounts receivable	(4,387,000)	(7,362,000)
Inventories	1,357,000	1,014,000
Prepaid expenses and other current assets	4,373,000	2,467,000
Accounts payable, other payables and accrued expenses	(3,290,000)	1,597,000
Other assets and liabilities	(1,509,000)	(2,989,000)
Due to unconsolidated joint ventures, net	4,126,000	1,897,000

Net cash provided by operating activities	18,247,000	17,456,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(13,182,000)	(12,971,000)

Net cash used in investing activities	$(13,182,000)	$(12,971,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(206,000)	$(156,000)
Proceeds from exercise of employee stock options	457,000	521,000
Principal payments on long-term debt and capital leases	(102,000)	(1,033,000)
Principal payments on short-term note payable	(2,359,000)	(2,284,000)

Net cash used in financing activities	(2,210,000)	(2,952,000)

INCREASE IN CASH AND CASH EQUIVALENTS	2,855,000	1,533,000

CASH AND CASH EQUIVALENTS, beginning of period	4,444,000	5,772,000

CASH AND CASH EQUIVALENTS, end of period	$7,299,000	$7,305,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$8,545,000	$9,693,000

Cash payments of income taxes	$261,000	$92,000

NON-CASH ACTIVITY:
Capital leases entered into for property and equipment	$472,000	$—
Write-off of related notes receivable and notes payable	$570,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements of American HomePatient, Inc. and subsidiaries (“the Company”) for the three and six months ended June 30, 2006 and 2005 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2006, its results of operations for the three and six months ended June 30, 2006 and 2005 and its cash flows for the six months ended June 30, 2006 and 2005.
The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
2. STOCK BASED COMPENSATION
Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense was recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock- Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of these statements. The following table illustrates the effect on net earnings if the fair-value-based method had been applied to all outstanding and unvested awards for the three and six months ended June 30, 2005.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income — as reported	$2,407,000	$3,650,000
Additional compensation expense, net	(75,000)	(225,000)

Net income — pro forma	2,332,000	3,425,000

Net income per common share — as reported
- Basic	$0.14	$0.21
- Diluted	$0.13	$0.20

Net income per common share — pro forma
- Basic	$0.13	$0.20
- Diluted	$0.13	$0.19
Deductions for stock-based employee compensation expense in the table above were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility. The Company applies a 39% tax rate to arrive at the after tax deduction.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment,” using the modified prospective method. Under this method, compensation costs for the six months ended June 30, 2006 are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for the six months ended June 30, 2006 were calculated using the Black-Scholes option-pricing model. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility since the emergence from bankruptcy.
There were 560,000 options granted during the first quarter ended March 31, 2006. There were no options granted in the second quarter. The estimated weighted average fair value of the options granted was $2.52 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 99%; expected life of 5 years; and risk-free interest rate of 4.55%.
The adoption of SFAS No. 123(R) using the modified prospective method resulted in the Company recognizing $180,000 and $320,000 of stock-based compensation expense in the three months and six months ended June 30, 2006, respectively.

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
     An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2005	2,105,500	$5.16

Granted	560,000	3.30
Exercised	(185,000)	1.86
Canceled	(267,750)	17.50

Outstanding at March 31, 2006	2,212,750	$3.47

Granted	—	—
Exercised	—	—
Canceled	(1,000)	18.13

Outstanding at June 30, 2006	2,211,750	3.47

The total intrinsic value of stock options exercised during the three months ended June 30, 2006 was $303,000. There were no options exercised during the second quarter. At June 30, 2006, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Options granted under the 1991 Plan as of June 30, 2006 have the following characteristics:

							Weighted
							Average
							Exercise
				Weighted			Price of	Weighted
				Average		Options	Options	Average
			Weighted	Remaining		Exercisable	Exercisable	Remaining
			Average	Contractual	Aggregate	at	at	Contractual	Aggregate
Year of	Options	Exercise	Exercise	Life in	Intrinsic	June 30,	June 30,	Life in	Intrinsic
Grant	Outstanding	Prices	Price	Years	Value	2006	2006	Years	Value
1997	52,000	$21.50	$21.50	0.66	$—	52,000	$21.50	0.66	$—
1998	484,750	$2.13 to $18.13	$6.24	2.25	$—	484,750	$6.24	2.25	—
1999	200,000	$0.56	$0.56	3.37	$168,000	200,000	$0.56	3.37	168,000
2000	220,000	$0.17 to $0.30	$0.18	4.35	$269,300	220,000	$0.18	4.35	269,300
2004	450,000	$1.31 to $1.80	$1.64	7.89	$—	375,000	$1.70	7.80	—
2005	245,000	$2.21 to $3.83	$3.23	8.63	$—	117,500	$3.25	8.61	—
2006	560,000	$3.30	$3.30	9.64	$—	—	$—	—	—

	2,211,750				$437,300	1,449,250			$437,300

Options granted under the 1991 Plan as of December 31, 2005 have the following characteristics:

						Weighted
						Average
						Exercise
				Weighted		Price of	Weighted
				Average	Options	Options	Average
			Weighted	Remaining	Exercisable	Exercisable	Remaining
			Average	Contractual	at	at	Contractual
Year of	Options	Exercise	Exercise	Life in	December 31,	December 31,	Life in
Grant	Outstanding	Prices	Price	Years	2005	2005	Years
1996	267,750	$17.50	$17.50	0.04	267,750	$17.50	0.04
1997	52,000	$21.50	$21.50	1.12	52,000	$21.50	1.12
1998	520,750	$2.13 to $18.13	$5.99	2.77	520,750	$5.99	2.77
1999	200,000	$0.56	$0.56	3.86	200,000	$0.56	3.86
2000	220,000	$0.17 to $0.30	$0.18	4.85	220,000	$0.18	4.85
2004	600,000	$1.31 to $1.80	$1.68	8.34	425,000	$1.71	8.28
2005	245,000	$2.21 to $3.83	$3.23	9.13	61,250	$3.23	9.13

	2,105,500				1,746,750

Options granted during 1996 had a two year vesting period and expired in ten years. Options granted during 1997 had two and three year vesting periods and expire in ten years. Options granted during 1998 to all employees, except officers and directors, had one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or had a three year vesting period and expire in ten years. Options granted during 2000 and 2001 had a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a three year vesting period and expire in ten years. As of June

30, 2006 and December 31, 2005, shares available for future grants of options under the 1991 Plan total 334,359 and 625,609, respectively.
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
An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2005 and June 30, 2006	424,000	$1.99

     Options granted under the 1995 Plan as of December 31, 2005 and June 30, 2006 have the following characteristics:

				Weighted	Weighted
				Average	Average		Weighted
				Remaining	Remaining		Average
			Weighted	Contractual	Contractual		Exercise
			Average	Life in	Life in		Price of	Aggregate
Year of	Options	Exercise	Exercise	Years	Years	Options	Options	Intrinsic
Grant	Outstanding	Prices	Price	12/31/05	6/30/06	Exercisable	Exercisable	Value
1996	6,000	$26.25	$26.25	1.00	0.50	6,000	$26.25	$—
1997	6,000	$21.06	$21.06	2.00	1.50	6,000	$21.06	—
1998	6,000	$1.69	$1.69	3.00	2.51	6,000	$1.69	—
1999	6,000	$0.53	$0.53	4.00	3.51	6,000	$0.53	5,220
2000	140,000	$0.20 to $0.30	$0.26	4.61	4.12	140,000	$0.26	159,800
2001	15,000	$0.75	$0.75	6.00	5.51	15,000	$0.75	9,750
2002	15,000	$0.15	$0.15	7.00	6.51	15,000	$0.15	18,750
2003	80,000	$1.29	$1.29	8.00	7.51	80,000	$1.29	8,800
2004	100,000	$1.18 to $3.46	$2.32	8.72	8.22	100,000	$2.32	—
2005	50,000	$3.27	$3.27	10.00	9.51	50,000	$3.27	—

	424,000					424,000		$202,320

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
The following information is necessary to calculate net (loss) income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(1,849,000)	$2,407,000	$(2,588,000)	$3,650,000

Weighted average common shares outstanding	17,573,000	17,345,000	17,512,000	17,207,000
Effect of dilutive options	—	605,000	—	710,000

Adjusted diluted common shares outstanding	$17,573,000	$17,950,000	$17,512,000	$17,917,000

Net (loss) income per common share
- Basic	$(0.11)	$0.14	$(0.15)	$0.21

- Diluted	$(0.11)	$0.13	$(0.15)	$0.20

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
The Company has made all payments due under the Approved Plan as of June 30, 2006. As of June 30, 2006, the Lenders were owed approximately $250.0 million, and the warrant holders were owed approximately $0.8 million, plus interest, of unsecured debt related to damages associated with rejection of warrants. The amount payable by the Company to the warrant holders as an unsecured debt is included in other accrued expenses on the consolidated balance sheets. The remaining undisputed general unsecured claims were paid in full. The resolution of the remaining general unsecured disputed claims is anticipated to result in the Company owing additional sums to certain prepetition creditors.
The Lenders filed an appeal to the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit. On August 16, 2005, the Court of Appeals affirmed the rulings of the United States Bankruptcy Court and of the United States District Court approving the Company’s plan of reorganization. On September 13, 2005, the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit which petition was subsequently rejected by the Court of Appeals. The Lenders have filed a petition for writ of certiorari to request the United States Supreme Court to consider their appeal, case number 05-1398. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Bankruptcy Appeal.”
The Bankruptcy Court issued an opinion ruling in favor of the Company’s request to reject warrants originally issued to the Company’s Lenders to purchase 3,265,315 shares of the Company’s common stock for $.01 per share. As a result of the ruling, the warrants, which represented approximately 20% of the Company’s outstanding common stock, were rejected by the Company. The Bankruptcy Court determined the damages stemming from rejection of the warrants were $846,000. This amount plus interest is payable by the Company to the warrant holders as an unsecured debt and is included in other accrued expenses in the consolidated balance sheets. The Bankruptcy Court’s ruling regarding the warrants is now a final order, as the warrant holders’ petition for writ of certiorari to the United States Supreme Court was denied on March 20, 2006. As of June 30, 2006, the warrant holders had indicated intent to receive the claim but had not yet provided documentation indicating identity of the current warrant claim owners.

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
Overview
     American HomePatient provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. As of June 30, 2006, the Company provided these services to patients primarily in the home through 262 centers in 34 states.

     The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Six Months Ended June 30,
	2006	2005
Oxygen systems	37%	37%
Inhalation drugs	10	11
Nebulizers	2	2
Respiratory assist devices	22	19
Other respiratory	3	3

Total home respiratory therapy services	74	72

Enteral nutrition services	6	6
Other infusion services	6	7

Total home infusion therapy services	12	13

Total home medical equipment and supplies	14	15

	100%	100%

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

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. For the six months ended June 30, 2006 and June 30, 2005 bad debt expense as a percentage of net revenue was 3.4% and 3.0%, respectively. Management believes that the increase in bad debt as a percentage of net revenue primarily is attributable to a deterioration in the aging due to a slow down in payments from the Illinois Medicaid program due to a lack of available state funds, processing issues at two of the Company’s thirteen billing centers, and work flow issues due to the consolidation of a billing center in late 2005.
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
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing the previous 90 days of revenue, net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from revenue management processes at the billing center and/or branches not functioning at optimal levels. A decline in DSO usually results from process improvements and improved cash collections. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO increased from 61 days at December 31, 2005 to 62 days at June 30, 2006. The increase in DSO is due to delays in obtaining supporting documentation needed for billing during the implementation of additional centralization initiatives during the first quarter of 2006. The Company continues to work to reduce its DSO.
     Unbilled Revenue. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which reports the amount of sales and rental revenues that have not yet been billed to the respective payors due to incomplete documentation or the lack of the Certificate of Medical Necessity (“CMN”) from the physicians. Unbilled revenue net of allowances decreased from $11.3 million at December 31, 2005 to $10.7 million at June 30, 2006 due to improvements made in obtaining supporting documentation needed for billing during the second quarter of 2006.
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
     Revenues and net income for the second quarter of 2006 compared to the same quarter of last year have been negatively impacted by the above described reimbursement changes. These reimbursement changes reduced net income in the second quarter of 2006 by approximately $3.3 million, comprised of a decrease in net revenue of approximately $1.6 million and an increase in cost of sales of approximately $1.7 million. The reduced revenues of approximately $1.6 million are comprised of a reduction in inhalation drug reimbursement. The increased cost of sales of approximately $1.7 million is due to a shift in product mix related to changes in inhalation drug reimbursement.
     For the six months ended June 30, 2006 compared to the same period of last year, the reimbursement changes described above reduced net income by approximately $8.0 million, comprised of a decrease in net revenue of approximately $5.8 million and an increase in cost of sales of approximately $2.2 million. The reduced revenues of approximately $5.8 million include a reduction in inhalation drug reimbursement of approximately $4.2 million and a reduction in oxygen reimbursement of approximately $1.6 million. The oxygen reimbursement reduction went into effect in late March 2005. The increased cost of sales of approximately $2.2 million is due to a shift in product mix related to changes in inhalation drug reimbursement.
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
     The DRA also contains a provision that will limit the monthly Medicare rental payments on oxygen equipment. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met the medical qualifications. The DRA specifies that after 36 months of continuous use by the Medicare beneficiary, the monthly rental payments for oxygen equipment will stop and title to the equipment will be transferred from the Company to the beneficiary. After the beneficiary owns the equipment, the DRA specifies Medicare shall pay for maintenance and service if determined to be reasonable and necessary by the Secretary, as well as gaseous and liquid oxygen contents for beneficiaries using stationary or portable oxygen cylinders and liquid vessels. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore, the transfer of title of oxygen equipment from the Company to the beneficiary will not begin until 2009. As described below, CMS has issued a Proposed Rule related to the DRA which could largely determine the financial impact of the DRA beginning in 2007.
     On July 27, 2006, as an update to the DRA, CMS issued a Proposed Rule related to payment for oxygen, oxygen equipment, and capped rental DME items. The Proposed Rule establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The Proposed Rule also establishes a reimbursement rate for oxygen generating portability. Under the Proposed Rule, during the initial 36 months of rental, CMS proposes a $177 per month reimbursement rate for concentrators and stationary liquid and gas systems, $32.00 per month for liquid or gas portable equipment, and $64.00 per month for oxygen generating portable equipment such as portable concentrators or transfilling systems. When title transfers to the beneficiary after the initial 36 month rental period, there would be no reimbursement for concentrators, $101.00 per month for delivery of contents for liquid stationary systems or large gaseous oxygen cylinders, $55.00 per month for delivery of contents for liquid or gas portable equipment, and there would be no reimbursement for oxygen generating portability. Currently, the Company’s monthly reimbursement for the rental of concentrators and stationary systems averages $200.00 per month with an additional average monthly reimbursement of $32.00 per month for portable add-on.
     In the Proposed Rule, CMS also proposes certain policies related to maintenance and servicing of equipment. CMS proposes that after title transfers to the beneficiary, there will be no reimbursement for routine maintenance or periodic servicing of the equipment as CMS expects the owner of the equipment to perform such services. However, non-routine maintenance will be covered based on current methods and fees.
     The Proposed Rule also includes various supplier requirements for providing oxygen equipment and capped rental DME items. CMS proposes that the supplier furnishing oxygen equipment or capped rental DME to a beneficiary in the first month of the rental period must continue to provide that equipment as long as the equipment is medically necessary up to and including the last month for which a rental payment is made by Medicare, subject to certain exceptions. CMS proposes that the supplier may not provide different equipment from that which was initially furnished at any time during the rental period, subject to certain exceptions. Also, CMS proposes that the supplier must include in the title transfer all of the equipment that will meet the beneficiary’s continued medical need at the end of the specified rental period. Additionally, CMS proposes that the supplier must deliver oxygen to the beneficiary’s home for beneficiaries utilizing liquid or gaseous oxygen.

     CMS is accepting comments on the Proposed Rule through September 25, 2006. The Company is currently in the process of analyzing the financial and operational impact of the proposed reimbursement rates and other provisions included in the Proposed Rule and therefore the Company has not yet determined the impact. Even though there is some degree of uncertainty related to the final rules of the DRA, management believes the DRA will likely have a material adverse impact on the Company’s financial results and financial condition.
     As discussed above, the DRA will effectively decrease the period over which revenue will be generated. As a result, the depreciable lives for the affected rental equipment were decreased beginning January 1, 2006, which the Company anticipates will result in additional depreciation expense of $2.4 million for the twelve months ended December 31, 2006. For the second quarter and six months ended June 30, 2006, the additional depreciation expense was approximately $0.4 million and $0.6 million, respectively.
     The DRA also requires proof of U.S. citizenship before an individual can sign up for health care benefits through Medicaid or renew his/her Medicaid benefits. This requirement went into effect July 1, 2006. CMS subsequently issued a clarifying statement exempting individuals from the documentation requirements who qualify for both Medicare and Medicaid and those receiving Supplemental Security Income. The remaining Medicaid enrollees will need to meet the documentation requirements. If these individuals are unable to reproduce the necessary documents, they could be dropped from Medicaid, resulting in non-reimbursement of services provided by the Company. The Company is validating coverage for all existing Medicaid beneficiaries prior to billing for services as of July 1, 2006. The Company cannot estimate the impact on revenues of the new documentation requirements.
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
     The proposed budget of the United States Government for fiscal year 2007 was submitted to Congress in February 2006. The proposed budget includes a legislative proposal by the Department of Health and Human Services limiting Medicare rental payments of oxygen equipment to 13 months from the current 36 months as specified in the recently passed DRA. The Company believes that if this proposed legislation were to be enacted into law, it would have a substantial and material negative financial impact to the Company. Such legislation would require the Company to alter significantly its business model and cost structure as well as limit or eliminate certain products or services currently provided to patients in order to avoid substantial losses. There can be no assurance that the Company could successfully manage these changes. Additionally, management believes that such a drastic reduction in reimbursement for oxygen equipment would limit access to life-sustaining oxygen required by numerous Medicare beneficiaries. The Company is undertaking a number of efforts to educate lawmakers and regulators regarding this issue in hopes of eliminating or modifying this proposed legislation, though there can be no assurance that the Company’s efforts will successfully impact the proposed legislation.
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
     HIPAA. HIPAA Administrative Simplification requires all entities engaged in certain electronic transactions to meet specific standards to ensure the confidentiality and security of individually identifiable health information. In addition, HIPAA mandates the standardization of various types of electronic transactions and the codes and identifiers used for these transactions. On January 23, 2004, the Department of Health and Human Services published a Final Rule that adopted the National Provider Identifier (NPI). Covered entities must use only the NPI as an identifier in standard transactions by May 23, 2007. Small health plans have until May 23, 2008 to use the NPI. While the Company has implemented all standards issued to date and is on schedule to comply with the NPI standards, there are some state Medicaid programs that are not fully compliant with the electronic transaction standards due to state budgetary concerns or changes to the intermediary contracted by the state to process claims submitted by the providers. Some states have renewed processing claims; however, there has been a delay in cash collections by the Company as these states address the processing of backlog claims. There can be no assurance that these delays will not continue.

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
     The Lenders filed an appeal of the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit appealing both the Bankruptcy Court’s determination of the amount of their secured claim and the interest rates on both the secured and unsecured portions of their claims. On August 16, 2005, the Court of Appeals affirmed the rulings of the United States Bankruptcy Court and of the United States District Court approving the Company’s plan of reorganization. On September 13, 2005 the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit which was subsequently denied. The Lenders have filed a petition for writ of certiorari to request the United States Supreme Court to consider their appeal, case number 05-1398. The ultimate outcome of the Lenders’ appeal cannot be predicted, and an adverse ruling could have material adverse effects on the Company. These adverse effects could include, without limitation, adverse changes in the interest rate related to its secured and unsecured debt, a change in the proportion of debt treated as secured debt, issuance of equity securities to the Lenders or an adverse change in the capitalization of the Company to the detriment of equity holders. There can be no assurance as to the extent or nature of the adverse effects of a successful Lenders’ appeal.
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
     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

	Percentage of Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales and related services	24.7	23.9	25.3	24.1
Cost of rental, including rental equipment depreciation	14.2	12.4	13.3	12.1
Operating expenses	49.1	48.0	49.1	48.6
Bad debt expenses	3.4	2.7	3.4	3.0
General and administrative expense	5.6	5.0	5.3	5.1
Depreciation, excluding rental equipment, and amortization	1.2	1.0	1.2	1.0
Interest expense, net	5.5	5.3	5.4	5.3
Other expense (income), net	—	(0.1)	(0.1)	(0.1)

Total expenses	103.7	98.2	102.9	99.1

Earnings from unconsolidated joint ventures	1.7	1.4	1.6	1.5

(Loss) income from operations before reorganization expense and income taxes	(2.0)	3.2	(1.3)	2.4
Reorganization items	0.2	0.1	0.2	0.1
Provision for income taxes	0.1	0.1	0.1	0.1

Net (loss) income	(2.3)	3.0%	(1.6)	2.2%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenues. Revenues decreased from $81.6 million for the quarter ended June 30, 2005 to $81.0 million for the same period in 2006, a decrease of $0.6 million, or 0.7%. The 2006 Medicare reimbursement rate changes for inhalation drugs reduced revenues by approximately $1.6 million in the second quarter of 2006. Without these reductions, revenues in the second quarter of 2006 would have increased $1.0 million, or 1.3%. Following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $35.3 million for the quarter ended June 30, 2005 to $34.4 million for the same period of 2006, a decrease of $0.9 million, or 2.5%. The 2006 Medicare reimbursement changes reduced sales and related services revenues by approximately $1.6 million in the second quarter of 2006. Without these reductions, sales and related services revenues in the second quarter of 2006 would have increased $0.7 million, or 2.0%.
Rental Revenues. Rental revenues increased from $46.3 million for the quarter ended June 30, 2005 to $46.7 million for the same period in 2006, an increase of $0.4 million, or 0.9%.
Cost of Sales and Related Services. Cost of sales and related services increased from $19.5 million for the quarter ended June 30, 2005 to $20.0 million for the same period in 2006, an increase of $0.5 million, or 2.6%. As a percentage of revenues, cost of sales and related services increased from 23.9% for the quarter ended June 30, 2005 to 24.7% for the same period in 2006. As a percentage of sales and related services revenues, cost of sales and related services increased from 55.2% for the quarter ended June 30, 2005 to 58.2% for the same period in 2006. This increase is primarily attributable to reduced reimbursement and increased cost of sales of inhalation drugs in the current quarter associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Cost of Rental Revenues. Cost of rental revenues increased from $10.1 million for the quarter ended June 30, 2005 to $11.5 million for the same period in 2006, an increase of $1.4 million, or 13.9%. This increase is the result of a higher level of rental equipment depreciation primarily associated with the Company’s growth in rentals of oxygen equipment and respiratory assist devices as well as additional depreciation associated with reductions in estimated useful lives of rental equipment impacted by the DRA. As a percentage of revenues, cost of rental revenues increased from 12.4% for the quarter ended June 30, 2005 to 14.2% for the same period in 2006. As a percentage of rental revenues, cost of rental revenue increased from 21.8% for the quarter ended June 30, 2005 to 24.7% for the same period in 2006.
Operating Expenses. Operating expenses increased from $39.2 million for the quarter ended June 30, 2005 to $39.8 million for the same period in 2006, an increase of $0.6 million or 1.5%. Operating expenses in the current quarter have been impacted by additional expenses related to investments made in information systems enhancements, sales and marketing programs, the start up of an inhalation drug pharmacy operation, and further centralization of field activities, all of which are intended to improve efficiency and profitability in the future. In the current quarter, savings generated by the Company’s continued reductions in employee headcount have been offset by the additional operating expenses associated with these investments. Additionally, the current quarter reflects an increase in group insurance expense, partially offset by a decrease in general insurance expense. As a percentage of revenues, operating expenses were 48.0% and 49.1% for the three months ended June 30, 2005 and 2006, respectively.
Bad Debt Expense. Bad debt expense increased from $2.2 million for the quarter ended June 30, 2005 to $2.8 million for the same period in 2006, an increase of $0.6 million, or 27.3%. As a percentage of revenues, bad debt expense was 2.7% and 3.4% for the three months ended June 30, 2005 and 2006, respectively. This increase is due to a deterioration in the aging of accounts receivable during the second quarter of 2006 primarily in four of the Company’s 13 billing centers. Factors contributing to the deterioration in the aging include a slow down in payments from the Illinois Medicaid program due to a lack of available state funds, processing issues at two of the Company’s billing centers, and work flow issues due to the consolidation of a billing center in late 2005.
General and Administrative Expenses. General and administrative expenses increased from $4.1 million for the quarter ended June 30, 2005 to $4.5 million for the same period in 2006, an increase of $0.4 million or 9.8%. The increase is primarily attributable to stock compensation expense associated with the Company’s adoption of SFAS 123R “Share Based Payment” effective January 1, 2006. Additional investments in information systems and sales and marketing initiatives also contributed to the increase in general and administrative expenses. As a percentage of revenues, general and administrative expenses were 5.0% and 5.6% for the quarters ended June 30, 2005 and 2006, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses increased from $0.9 million for the quarters ended June 30, 2005 to $1.0 million for the same period in 2006, an increase of $0.1 million, or 11.1%. This increase is primarily the result of amortization of several new software licensing agreements.
Interest Expense, Net. Interest expense, net, increased from $4.3 million for the quarter ended June 30, 2005 to $4.5 million for the same period in 2006, an increase of $0.2 million, or 4.7%. The increase in interest expense, net, is due to interest associated with payments due in connection with the rejected warrants.
Other Expense (Income), Net. Other expense (income), net, was $0.1 million income for the quarter ended June 30, 2005 and less than $0.1 million expense for the quarter ended June 30, 2006.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures increased from $1.2 million for the quarter ended June 30, 2005 to $1.4 million for the same period in 2006.
Provision for Income Taxes. The provision for income taxes was $0.1 million for the quarters ended June 30, 2005 and 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Revenues. Revenues decreased from $163.1 million for the six months ended June 30, 2005 to $161.6 million for the same period in 2006, a decrease of $1.5 million, or 0.9%. The 2006 Medicare reimbursement rate changes for inhalation drugs and oxygen reduced revenues by approximately $5.8 million for the six months ended June 30, 2006. Without these reductions, revenues for the six months ended June 30, 2006 would have increased $4.3 million, or 2.6%. Following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $69.5 million for the six months ended June 30, 2005 to $68.5 million for the same period in 2006. The 2006 Medicare reimbursement changes reduced sales and related services revenues by approximately $4.2 million for the six months ended June 30, 2006. Without these reductions, sales and related services revenues for the six months ended June 30, 2006 would have increased $3.2 million, or 4.6%.
Rental Revenues. Rental revenues decreased from $93.6 million for the six months ended June 30, 2005 to $93.1 million for the same period in 2006, a decrease of $0.5 million, or 0.5%. The 2006 Medicare reimbursement changes reduced rental revenues by approximately $1.6 million for the six months ended June 30, 2006. Without these reductions, rental revenues for the six months ended June 30, 2006 would have increased $1.1 million, or 1.2%.
Cost of Sales and Related Services. Cost of sales and related services increased from $39.3 million for the six months ended June 30, 2005 to $40.9 million for the same period in 2006, an increase of $1.6 million, or 4.1%. As a percentage of revenues, cost of sales and related services increased from 24.1% for the six months ended June 30, 2005 to 25.3% for the same period in 2006. As a percentage of sales and related services revenues, cost of sales and related services increased from 56.5% for the quarter ended June 30, 2005 to 59.7% for the same period in 2006. This increase is primarily attributable to reduced reimbursement and increased cost of sales of inhalation drugs in the current quarter associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Cost of Rental Revenues. Cost of rental revenues increased from $19.7 million for the six months ended June 30, 2005 to $21.5 million for the same period in 2006, an increase of $1.8 million, or 9.1%. This increase is the result of a higher level of rental equipment depreciation primarily associated with the Company’s growth in rentals of oxygen equipment and respiratory assist devices as well as additional depreciation associated with reductions in estimated useful lives of rental equipment impacted by the DRA. As a percentage of revenues, cost of rental revenues increased from 12.1% for the six months ended June 30, 2005 to 13.3% for the same period in 2006. As a percentage of rental revenues, cost of rental revenue increased from 21.0% for the six months ended June 30, 2005 to 23.1% for the same period in 2006. This increased percentage is impacted by oxygen reimbursement reductions in the current period associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Operating Expenses. Operating expenses increased from $79.2 million for the six months ended June 30, 2005 to $79.3 million for the same period in 2006, an increase of $0.1 million or 0.1%.

Operating expenses in the current six month period have been impacted by additional expenses related to investments made in information systems enhancements, sales and marketing programs, the start up of an inhalation drug pharmacy operation, and further centralization of field activities, all of which are intended to improve efficiency and profitability in the future. In the current six month period, savings generated by the Company’s continued reductions in employee headcount have been offset by the additional operating expenses associated with these investments. Additionally, the current six month period reflects an increase in group insurance expense, partially offset by a decrease in general insurance expense. As a percentage of revenues, operating expenses were 48.6% and 49.1% for the six months ended June 30, 2005 and 2006, respectively.
Bad Debt Expense. Bad debt expense increased from $4.9 million for the six months ended June 30, 2005 to $5.6 million for the same period in 2006, an increase of $0.7 million, or 14.3%. As a percentage of revenues, bad debt expense was 3.0% and 3.4% for the six months ended June 30, 2005 and 2006, respectively. The increase is due to a deterioration in the aging of accounts receivable during the first six months of 2006 primarily in four of the Company’s 13 billing centers. Factors contributing to the deterioration in the aging include a slow down in payments from the Illinois Medicaid program due to a lack of available state funds, processing issues at two of the Company’s billing centers, and work flow issues due to the consolidation of a billing center in late 2005.
General and Administrative Expenses. General and administrative expenses increased from $8.3 million for the six months ended June 30, 2005 to $8.6 million for the same period in 2006, an increase of $0.3 million or 3.6%. The increase is primarily attributable to stock compensation expense associated with the Company’s adoption of SFAS 123R, “Share Based Payment” effective January 1, 2006. Additional investments in information systems and sales and marketing initiatives also contributed to the increase in general and administrative expenses. As a percentage of revenues, general and administrative expenses were 5.1% and 5.3% for the six months ended June 30, 2005 and 2006, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses increased from $1.7 million for the six months ended June 30, 2005 to $1.9 million for the same period in 2006, an increase of $0.2 million, or 11.8%. This increase is primarily the result of amortization of several new software licensing agreements.
Interest Expense, Net. Interest expense, net, increased from $8.6 million for the six months ended June 30, 2005 to $8.7 million for the same period in 2006, an increase of $0.1 million, or 1.2%. The increase in interest expense, net, is due to interest associated with payments due in connection with the rejected warrants.
Other Income, Net. Other income, net, decreased from $0.2 million for the six months ended June 30, 2005 to $0.1 million for the same period in 2006. Other income, net, primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures increased from $2.4 million for the six months ended June 30, 2005 to $2.6 million for the same period in 2006.

Provision for Income Taxes. The provision for income taxes was $0.2 million for the six months ended June 30, 2005 and 2006.
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
     The Company has made all payments due under the Approved Plan as of June 30, 2006. As of June 30, 2006, the Lenders were owed approximately $250.0 million of secured debt and the warrant holders were owed approximately $0.8 million, plus interest, of unsecured debt related to damages associated with rejection of warrants. The remaining undisputed general unsecured claims were paid in full as of June 30, 2006. The resolution of the remaining general unsecured disputed claims is anticipated to result in the Company owing additional sums to certain prepetition creditors.
     The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of June 30, 2006, the Company had unrestricted cash and cash equivalents of approximately $7.3 million.
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
     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan for the twelve months ending June 30, 2007. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. In addition, an adverse final outcome of the Lenders’ appeal of the confirmation order described in Note 4 to the Financial Statements could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The Company’s future liquidity will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients and other miscellaneous receivables not related to the provision of products or services. The vast majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $54.1 million and $55.2 million at June 30, 2006 and December 31, 2005, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 62 days and 61 days at June 30, 2006 and December 31, 2005, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes.”
     Net cash provided by operating activities was $18.2 million and $17.5 million for the six months ended June 30, 2006 and 2005. Net income decreased from $3.7 million for the six months ended June 30, 2005 to a net loss of $2.6 million for the six months ended June 30, 2006. This decrease is primarily the result of Medicare reimbursement reductions associated with the MMA. The Company made a final payment of $2.0 million in the first quarter of 2006 related to the settlement agreement with the United States government. This payment is included in the change in accounts payable, other payables and accrued expenses on the statement of cash flows. Additions to property and equipment, net were $13.2 million for the six months ended June, 2006 compared to $13.0 million for the same period in 2005. Net cash used in financing activities was $2.2 million and $3.0 million for the six months ended June 30, 2006 and 2005, respectively. The cash used in financing activities for the six months ended June 30, 2006 includes payments on the Company’s short-term note payable of $2.4 million associated with the Company’s insurance financing. For additional discussion see “Part II — Other Information – Item 1 – Legal Proceedings.”

Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of June 30, 2006:

	Twelve Months Ending June 30,					After June 30,
	Total	2007	2008	2009	2010	2010
Long-term debt and capital leases	$250,819,000	$518,000	$158,000	$67,000	$250,051,000	$25,000

Interest on long-term debt and capital leases	53,084,000	17,216,000	17,205,000	17,201,000	1,462,000	—

Operating lease obligations	27,055,000	12,163,000	8,231,000	4,307,000	1,868,000	486,000

Total contractual cash obligations	$330,958,000	$29,897,000	$25,594,000	$21,575,000	$253,381,000	$511,000

In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt, defined by the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year. As these payments will be based on excess cash at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the 2010 column per the table above, could require principal payments in the Twelve Months Ending June 30, 2007, 2008, and 2009.
Interest on the long-term debt in the above table represents the maximum interest payments on the principal balance of $250.0 million in the event the Company does not make any excess cash flow payments or pre-payments in the twelve months ending June 30, 2007, 2008, and 2009.
Long-term debt is comprised primarily of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Capital leases consist primarily of leases of office equipment. Operating leases are non-cancelable leases on certain vehicles, buildings and equipment. The operating lease obligations presented is based on information available as of June 30, 2006.
At June 30, 2006 the Company had no off-balance sheet commitments or guarantees outstanding.
At June 30, 2006 the Company had two letters of credit totaling $650,000, of which $400,000 expires in May 2007 and $250,000 expires in January 2007. The letters of credit secure the Company’s obligations with respect to its professional liability insurance. The letters of credit are secured by a certificate of deposit, which is included in restricted cash.

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
ITEM 4 — CONTROLS AND PROCEDURES
Based on management’s evaluation, with the participation of the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed in reports that are filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of June 30, 2006, the related interim condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and the related interim condensed consolidated statements of cash flows for the six-months ended June 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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

Nashville, Tennessee
August 2, 2006

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
ITEM 1A — RISK FACTORS
This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.
     Medicare Reimbursement Reductions. In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduces Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in 2004 and others beginning in 2005 and 2006. On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law. The DRA reduced the reimbursement of certain products provided by the Company. These and other reductions will have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes.”
     Dependence on Reimbursement by Third-Party Payors. For the six months ended June 30, 2006, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 51%, 9% and 40%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions are included in the federal government’s 2007 budget proposal that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor revenue mix or reimbursement levels, a change in which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Substantial Leverage. The Company maintains a significant amount of debt. The secured claim of the Lenders as of June 30, 2006 was $250.0 million. The unsecured claim of the warrant holders as of June 30, 2006 was approximately $0.8 million, plus interest. Required payments to the Lenders are detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Due to the amount of debt, a substantial portion of the Company’s cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes, or competitive pressures and the inability to pay debt would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     Bankruptcy Appeal. On July 1, 2003, the Approved Plan became effective and the Company successfully emerged from bankruptcy protection. The Company’s Lenders filed an appeal of the order confirming the Approved Plan to the United States District Court. That court affirmed the order confirming the Approved Plan on September 12, 2003. On October 14, 2003, the Lenders filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. On August 16, 2005, the Court of Appeals affirmed the rulings of the United States Bankruptcy Court and of the United States District Court approving the Company’s plan of reorganization. On September 13, 2005 the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit which petition was subsequently rejected by the Court of Appeals. The Lenders have filed a petition for writ of certiorari to request the United States Supreme Court to consider their appeal, case number 05-1398. If the appeal is ultimately successful, it could have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Bankruptcy Appeals.”
     Expense Reduction. Because of reimbursement reductions, the Company must continue to find ways to grow revenues and reduce expenses in order to generate earnings and cash flow. The Company has been and is implementing a number of expense reduction initiatives in response to the DRA and other prior legislation resulting in reimbursement reductions. Further, reimbursement reductions contained in the proposed federal budget for 2007, if enacted, would require the Company to alter significantly its business model and cost structure, as well as the services it provides to patients, in order to avoid substantial losses. Measures undertaken to reduce expenses by improving efficiency can have an unintended negative impact on revenues, referrals, billing, collection and other aspects of the Company’s business, any of which can have a material adverse effect on the Company’s operations, financial condition, business, or prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, representing DSO of 62 days and 61 days as of June 30, 2006 and December 31, 2005, respectively. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”
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
     Role of Managed Care. As managed care plays a significant role in markets in which the Company operates, the Company’s success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue to experience downward pressure as a result of payors’ efforts to contain or reduce the costs of health care by increasing case management review of services, by increasing retrospective payment audits, and by negotiating reduced contract pricing. Also, pricing under certain managed care contracts is tied to Medicare reimbursement rates, which have decreased as a result of the MMA, and will likely continue to decrease in the future. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, it may experience declining profit margins.
     Liquidity. Trading of the Company’s common stock under its current trading symbol, AHOM, is conducted on the over-the-counter bulletin board which may limit the Company’s ability to raise additional capital and the ability of shareholders to sell their shares.
     HIPAA Compliance. HIPAA Administrative Simplification requires all entities engaged in certain electronic transactions to meet specific standards to ensure the confidentiality and security of individually identifiable health information. In addition, HIPAA mandates the standardization of various types of electronic transactions and the codes and identifiers used for these transactions. While the Company has implemented all standards issued to date and is on schedule to comply with the standards for the National Provider Identifier, there are some state Medicaid programs that are not fully compliant with the electronic transaction standards due to state budgetary concerns or changes to the intermediary contracted by the state to process claims submitted by the providers. Some states have renewed processing claims; however, there has been a delay in cash collections by the Company as these states address the processing of backlog claims. There can be no assurance that these delays will not continue.
     Ability to Attract and Retain Management. The Company is highly dependent upon its senior management. The Company’s historical financial results and reimbursement environment, among other factors, may limit the Company’s ability to attract and retain qualified personnel, which in turn could adversely affect profitability.
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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The 2006 annual meeting of shareholders was held on June 7, 2006. At the meeting, the reelection of the sole individual nominated as a Class 3 director of the Company’s Board of Directors, Donald R. Millard, was approved. Continuing directors consisted of: Class 1 directors Henry T. Blackstock and W. Wayne Woody and Class 2 directors Joseph F. Furlong, III and William C. O’Neil.
     The following table sets forth the voting tabulation for the matter voted upon at the meeting:

	Votes	Votes	Votes		Broker
	For	Against	Withheld	Abstentions	Non-Votes
Reelection of Class 3 director Donald R. Millard	14,466,210	N/A	2,047,357	N/A	N/A

ITEM 6 — EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No.33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated June 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

15.1	Awareness Letter of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.
August 2, 2006	By:	/s/ Stephen L. Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant