Form 10-Q
period 2006-09-30
AMERICAN HOMEPATIENT INC
filed 2006-11-01
CIK 879181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2006
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
(Outstanding shares of the issuer’s common stock as of October 30, 2006)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,397,000	$4,444,000
Restricted cash	650,000	650,000
Accounts receivable, less allowance for doubtful accounts of $16,822,000 and $15,964,000, respectively	55,460,000	56,464,000
Inventories, net of inventory valuation allowances of $955,000 and $863,000, respectively	12,780,000	14,197,000
Prepaid expenses and other current assets	3,608,000	8,674,000

Total current assets	80,895,000	84,429,000

Property and equipment	165,668,000	172,541,000
Less accumulated depreciation and amortization	(112,695,000)	(115,560,000)

Property and equipment, net	52,973,000	56,981,000

Goodwill	121,834,000	121,834,000
Investment in joint ventures	5,651,000	8,128,000
Other assets	15,950,000	16,262,000

Total other assets	143,435,000	146,224,000

TOTAL ASSETS	$277,303,000	$287,634,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

	September 30,	December 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$983,000	$908,000
Accounts payable	21,728,000	18,110,000
Other payables	1,042,000	1,274,000
Short-term note payable	856,000	3,805,000
Accrued expenses:
Payroll and related benefits	5,252,000	10,260,000
Insurance, including self-insurance accruals	6,506,000	7,552,000
Other	5,403,000	7,385,000

Total current liabilities	41,770,000	49,294,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	250,235,000	250,111,000
Other noncurrent liabilities	27,000	50,000

Total noncurrent liabilities	250,262,000	250,161,000

Total liabilities	292,032,000	299,455,000

MINORITY INTEREST	618,000	635,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 and 17,388,000 shares, respectively	176,000	174,000
Additional paid-in capital	174,881,000	174,113,000
Accumulated deficit	(190,404,000)	(186,743,000)

Total shareholders’ deficit	(15,347,000)	(12,456,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$277,303,000	$287,634,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
REVENUES:
Sales and related service revenues, net	$35,128,000	$35,297,000	$103,642,000	$104,825,000
Rental revenues, net	47,051,000	46,410,000	140,119,000	139,987,000

Total revenues, net	82,179,000	81,707,000	243,761,000	244,812,000

EXPENSES:
Cost of sales and related services	20,912,000	19,344,000	61,784,000	58,642,000
Cost of rentals and other revenues, including rental equipment depreciation of $8,789,000, $6,277,000, $22,629,000 and $18,173,000, respectively	12,777,000	10,116,000	34,312,000	29,773,000
Operating expenses	38,836,000	39,692,000	118,140,000	118,908,000
Bad debt expense	2,541,000	2,203,000	8,104,000	7,078,000
General and administrative	4,396,000	4,177,000	13,040,000	12,484,000
Depreciation, excluding rental equipment, and amortization	925,000	776,000	2,797,000	2,439,000
Interest expense, net	4,297,000	4,304,000	12,988,000	12,907,000
Other income, net	(349,000)	(262,000)	(477,000)	(417,000)

Total expenses	84,335,000	80,350,000	250,688,000	241,814,000

Earnings from unconsolidated joint ventures	1,203,000	1,245,000	3,811,000	3,624,000

(LOSS) INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(953,000)	2,602,000	(3,116,000)	6,622,000

Reorganization expense	33,000	146,000	284,000	333,000

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(986,000)	2,456,000	(3,400,000)	6,289,000

Provision for income taxes	87,000	87,000	261,000	270,000

NET (LOSS) INCOME	$(1,073,000)	$2,369,000	$(3,661,000)	$6,019,000

NET (LOSS) INCOME PER COMMON SHARE:
- Basic	$(0.06)	$0.14	$(0.21)	$0.35

- Diluted	$(0.06)	$0.13	$(0.21)	$0.34

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	17,573,000	17,377,000	17,533,000	17,265,000

- Diluted	17,573,000	18,018,000	17,533,000	17,959,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sept. 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,661,000)	$6,019,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,426,000	20,612,000
Bad debt expense	8,104,000	7,078,000
Stock compensation expense	426,000	—
Equity in earnings of unconsolidated joint ventures	(2,401,000)	(2,271,000)
Minority interest	318,000	295,000
Reorganization items	284,000	333,000
Reorganization items paid	(268,000)	(383,000)

Change in assets and liabilities:
Accounts receivable	(7,670,000)	(9,496,000)
Inventories	1,417,000	1,043,000
Prepaid expenses and other current assets	5,066,000	2,868,000
Accounts payable, other payables and accrued expenses	(4,779,000)	(2,476,000)
Other assets and liabilities	(666,000)	(2,670,000)
Due to unconsolidated joint ventures, net	4,878,000	2,797,000

Net cash provided by operating activities	26,474,000	23,749,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(19,536,000)	(18,951,000)

Net cash used in investing activities	$(19,536,000)	$(18,951,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Nine Months Ended Sept. 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(335,000)	$(220,000)
Proceeds from exercise of employee stock options	457,000	529,000
Principal payments on long-term debt and capital leases	(158,000)	(1,035,000)
Principal payments on short-term note payable	(2,949,000)	(2,878,000)

Net cash used in financing activities	(2,985,000)	(3,604,000)

INCREASE IN CASH AND CASH EQUIVALENTS	3,953,000	1,194,000

CASH AND CASH EQUIVALENTS, beginning of period	4,444,000	5,772,000

CASH AND CASH EQUIVALENTS, end of period	$8,397,000	$6,966,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$12,881,000	$15,456,000

Cash payments of income taxes	$426,000	$270,000

NON-CASH ACTIVITY:
Capital leases entered into for property and equipment	$927,000	$—
Write-off of related notes receivable and notes payable	$570,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements of American HomePatient, Inc. and subsidiaries (“the Company”) for the three and nine months ended September 30, 2006 and 2005 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2006, its results of operations for the three and nine months ended September 30, 2006 and 2005 and its cash flows for the nine months ended September 30, 2006 and 2005.
The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
2. STOCK BASED COMPENSATION
Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense was recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock- Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of these statements. The following table illustrates the effect on net earnings if the fair-value-based method had been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2005.

	Three Months	Nine Months
	Ended Sept. 30,	Ended Sept. 30,
	2005	2005
Net income — as reported	$2,369,000	$6,019,000
Additional compensation expense, net	(73,000)	(298,000)

Net income — pro forma	2,296,000	5,721,000

Net income per common share — as reported
- Basic	$0.14	$0.35
- Diluted	$0.13	$0.34

Net income per common share — pro forma
- Basic	$0.13	$0.33
- Diluted	$0.13	$0.32
Deductions for stock-based employee compensation expense in the table above were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility. The Company applies a 39% tax rate to arrive at the after tax deduction.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment,” using the modified prospective method. Under this method, compensation costs for the nine months ended September 30, 2006 are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for the nine months ended September 30, 2006 were calculated using the Black-Scholes option-pricing model. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility since the emergence from bankruptcy.
There were 560,000 options granted during the first quarter ended March 31, 2006. The estimated fair value of these options was $2.52 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 99%; expected life of 5 years; and risk-free interest rate of 4.55%. There were 10,000 options granted in the third quarter ended September 30, 2006. The estimated fair value of these options was $0.47 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 99%; expected life of 5 years; and risk-free interest rate of 4.78%.
The adoption of SFAS No. 123(R) using the modified prospective method resulted in the Company recognizing $106,000 and $426,000 of stock-based compensation expense in the three months and nine months ended September 30, 2006, respectively.

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
An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2005	2,105,500	$5.16

Granted	560,000	3.30
Exercised	(185,000)	1.86
Canceled	(267,750)	17.50

Outstanding at March 31, 2006	2,212,750	$3.47

Granted	—	—
Exercised	—	—
Canceled	(1,000)	18.13

Outstanding at June 30, 2006	2,211,750	3.47
Granted	10,000	0.61
Exercised	—	—
Canceled	(500)	18.13

Outstanding at September 30, 2006	2,221,250	3.45

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $303,000. There were no options exercised during the second or third quarters. At September 30, 2006, there was $1.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Options granted under the 1991 Plan as of September 30, 2006 have the following characteristics:

							Weighted
							Average
							Exercise
				Weighted			Price of	Weighted
				Average		Options	Options	Average
			Weighted	Remaining		Exercisable	Exercisable	Remaining
			Average	Contractual	Aggregate	at	at	Contractual	Aggregate
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Sept. 30,	Sept. 30	Life in	Intrinsic
Grant	Outstanding	Prices	Price	Years	Value	2006	2006	Years	Value
1997	52,000	$21.50	$21.50	0.41	$—	52,000	$21.50	0.41	$—
1998	484,250	$2.13 to $18.13	$6.23	2.01	—	484,250	$6.23	2.01	—
1999	200,000	$0.56	$0.56	3.12	28,000	200,000	$0.56	3.12	28,000
2000	220,000	$0.17 to $0.30	$0.18	4.10	115,300	220,000	$0.18	4.10	115,300
2004	450,000	$1.31 to $1.80	$1.64	7.64	—	375,000	$1.70	7.55	—
2005	245,000	$2.21 to $3.83	$3.23	8.38	—	117,500	$3.25	8.36	—
2006	570,000	$0.61 to $3.30	$3.25	9.40	—	—	$—	—	—

	2,221,250				$143,300	1,448,750			$143,300

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

Options granted during 1996 had a two year vesting period and expired in ten years. Options granted during 1997 had two and three year vesting periods and expire in ten years. Options granted during 1998 to all employees, except officers and directors, had one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or had a three year vesting period and expire in ten years. Options granted during 2000 and 2001 had a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a four year vesting period and expire in ten years. As of

September 30, 2006 and December 31, 2005, shares available for future grants of options under the 1991 Plan total 324,859 and 625,609, respectively.
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
An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2005 and September 30, 2006	424,000	$1.99

Options granted under the 1995 Plan as of December 31, 2005 and September 30, 2006 have the following characteristics:

				Weighted	Weighted
				Average	Average		Weighted
				Remaining	Remaining		Average
			Weighted	Contractual	Contractual		Exercise
			Average	Life in	Life in		Price of	Aggregate
Year of	Options	Exercise	Exercise	Years	Years	Options	Options	Intrinsic
Grant	Outstanding	Prices	Price	12/31/05	9/30/06	Exercisable	Exercisable	Value
1996	6,000	$26.25	$26.25	1.00	0.25	6,000	$26.25	$—
1997	6,000	$21.06	$21.06	2.00	1.25	6,000	$21.06	—
1998	6,000	$1.69	$1.69	3.00	2.25	6,000	$1.69	—
1999	6,000	$0.53	$0.53	4.00	3.25	6,000	$0.53	1,020
2000	140,000	$0.20 to $0.30	$0.26	4.61	3.87	140,000	$0.26	61,800
2001	15,000	$0.75	$0.75	6.00	5.25	15,000	$0.75	—
2002	15,000	$0.15	$0.15	7.00	6.26	15,000	$0.15	8,250
2003	80,000	$1.29	$1.29	8.00	7.26	80,000	$1.29	—
2004	100,000	$1.18 to $3.46	$2.32	8.72	7.97	100,000	$2.32	—
2005	50,000	$3.27	$3.27	10.00	9.26	50,000	$3.27	—

	424,000					424,000		$71,070

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
The following information is necessary to calculate net (loss) income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net (loss) income	$(1,073,000)	$2,369,000	$(3,661,000)	$6,019,000

Weighted average common shares outstanding	17,573,000	17,377,000	17,533,000	17,265,000
Effect of dilutive options	—	641,000	—	694,000

Adjusted diluted common shares outstanding	$17,573,000	$18,018,000	$17,533,000	$17,959,000

Net (loss) income per common share
- Basic	$(0.06)	$0.14	$(0.21)	$0.35

- Diluted	$(0.06)	$0.13	$(0.21)	$0.34

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
The Approved Plan provides that the $250.0 million secured debt matures on August 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash and equivalents in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment is due on each previous September 30 in an amount equal to one-half of the anticipated March payment. No payment was due on March 31, 2006 as the Company did not have Excess Cash Flow as of December 31, 2005. Additionally, no payment was due on September 30, 2006, as the Company does not anticipate having Excess Cash Flow as of December 31, 2006.
The Company has made all payments due under the Approved Plan as of September 30, 2006. As of September 30, 2006, the Lenders were owed approximately $250.0 million, and the warrant holders were owed approximately $0.8 million, plus interest, of unsecured debt related to damages associated with rejection of warrants. The amount payable by the Company to the warrant holders as an unsecured debt is included in other accrued expenses on the consolidated balance sheets. The Company anticipates paying this amount in full to the warrant holders in satisfaction of their claims during the fourth quarter of 2006. All other undisputed general unsecured claims were paid in full as of September 30, 2006. The resolution of the remaining general unsecured disputed claims is anticipated to result in the Company owing additional sums to certain prepetition creditors.
The Lenders filed a petition for writ of certiorari to request the United States Supreme Court to consider their appeal to the order confirming the Approved Plan. On October 2, 2006, the Lenders’ petition for writ of certiorari to the United States Supreme Court was denied. Accordingly, the Bankruptcy Court’s order confirming the Approved Plan has become a final order.
5. GOODWILL IMPAIRMENT ANALYSIS
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
The Company has begun its annual September 30 impairment testing. Preliminary results of the testing were not conclusive and as a result, the Company is in the process of performing an expanded analysis. The Company expects to complete the testing during the fourth quarter of 2006. If impairment is indicated as a result of the annual testing, an impairment charge will be recorded in the fourth quarter.

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
Overview
     American HomePatient provides home health care services and products consisting primarily of respiratory and infusion therapies, the rental and sale of home medical equipment, and the sale of home health care supplies. As of September 30, 2006, the Company provided these services to patients primarily in the home through 260 centers in 34 states.

     The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Nine Months Ended Sept. 30,
	2006	2005
Oxygen systems	37%	37%
Inhalation drugs	10	11
Nebulizers	2	2
Respiratory assist devices	22	19
Other respiratory	3	4

Total home respiratory therapy services	74	73

Enteral nutrition services	6	6
Other infusion services	6	6

Total home infusion therapy services	12	12

Total home medical equipment and supplies	14	15

	100%	100%

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

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. For the nine months ended September 30, 2006 and September 30, 2005 bad debt expense as a percentage of net revenue was 3.3% and 2.9%, respectively. The increase in bad debt expense as a percentage of net revenue primarily is attributable to a slow down in payments from certain state Medicaid programs due to a lack of available state funds and processing issues at three of the Company’s thirteen billing centers.
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
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing the previous 90 days of revenue, net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO results from revenue management processes at the billing center and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO results from improvements in the Company’s revenue management processes or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the Company’s billing centers and revenue management processes. DSO was 61 days at December 31, 2005 and at September 30, 2006. From September 22 through September 30, 2006, Medicare withheld payments to suppliers as a budget saving initiative at the end of the federal government’s September 30th fiscal year end. This resulted in an approximate three day increase in DSO and reduced the Company’s cash receipts in September by approximately $3.2 million. In early October 2006, Medicare issued the withheld payments and returned to its normal payment processing schedule. Excluding the impact of the withheld Medicare payments, DSO decreased three days since December 31, 2005, primarily as a result of improvements made in obtaining supporting documentation needed for billing.
     Unbilled Revenue. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which reports the amount of sales and rental revenues that have not yet been billed to the respective payors due to incomplete documentation or the lack of the Certificate of Medical Necessity (“CMN”) from the physicians. Unbilled revenue net of allowances decreased from $11.3 million at December 31, 2005 to $10.5 million at September 30, 2006, primarily due to improvements made in obtaining supporting documentation needed for billing.

     Productivity and Profitability . As discussed above, the fixed price reimbursement in the Company’s industry makes it particularly important to control expenses. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are productivity analysis and profitability analysis. For instance, management analyzes billing center productivity using measures such as monthly revenue processed per full time equivalent (FTE) and monthly claims processed per FTE, with the goal of increasing productivity and eliminating the resulting excess capacity. Additionally, the Company monitors productivity of its branches by measuring each branch’s personnel costs against a predetermined productivity standard. This measurement highlights opportunities for improved productivity and reductions in personnel expenses on a branch and area basis. These analyses have enabled the Company to consolidate billing centers and branches, improve productivity and reduce expenses. Moreover, they help identify and standardize best practices and identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have led to the closure or consolidation of branch locations, changes in the emphasis of certain products, and new sales initiatives.
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
     Revenues and net income for the third quarter of 2006 compared to the same quarter of last year have been negatively impacted by the above described reimbursement changes. These reimbursement changes reduced net income in the third quarter of 2006 by approximately $2.5 million, comprised of a decrease in net revenue of approximately $0.6 million and an increase in cost of sales of approximately $1.9 million. The reduced revenues of approximately $0.6 million are comprised of a reduction in inhalation drug reimbursement. The increased cost of sales of approximately $1.9 million is due to a shift in product mix related to changes in inhalation drug reimbursement.

     For the nine months ended September 30, 2006 compared to the same period of last year, the reimbursement changes described above reduced net income by approximately $10.5 million, comprised of a decrease in net revenue of approximately $6.4 million and an increase in cost of sales of approximately $4.1 million. The reduced revenues of approximately $6.4 million include a reduction in inhalation drug reimbursement of approximately $4.8 million and a reduction in oxygen reimbursement of approximately $1.6 million. The oxygen reimbursement reduction went into effect in late March 2005. The increased cost of sales of approximately $4.1 million is due to a shift in product mix related to changes in inhalation drug reimbursement.
     The MMA also froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the start of a competitive bidding process which is scheduled to begin at some point in 2007. The actual start date has not yet been announced. On May 1, 2006, the Department of Health and Human Services (“HHS”) issued a Notice of Proposed Rulemaking (“NPRM”) to specify requirements of competitive bidding as mandated by the MMA. Included in the NPRM is a methodology by which HHS would determine which of the 10 largest Metropolitan Statistical Areas (“MSAs”) would start the competitive bidding process in 2007. By 2009, competitive bidding will be expanded to 80 additional MSAs, with more areas added after 2009. At this time, it is not known which 10 MSAs will be initially selected or which of the Company’s locations will be included in the competitive bidding process. Additionally, it is not known specifically which products will be included in the competitive bidding process or the impact competitive bidding will have on reimbursement rates. Therefore, the Company is not able to estimate the financial impact, if any, of the competitive bidding process.
     Additionally, the MMA requires the Secretary of the Department of Health and Human Services (the “Secretary”) to establish and implement quality standards for suppliers of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS suppliers”). CMS published the standards on its web site on August 14, 2006. In order to continue to bill under Medicare Part B, DMEPOS suppliers will be required to meet these standards through an accreditation process outlined in the CMS final rule on accreditation issued August 18, 2006. The effective date of required compliance with these quality standards has not yet been determined by CMS. The new quality standards reflect many of those currently required by certain healthcare accreditation organizations, such as the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), coupled with elements comprising the Company’s existing compliance, HIPAA privacy, and HIPAA security programs. All of the Company’s operating branch locations are currently accredited by JCAHO.
     The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 8, 2006, will affect the reimbursement of certain products provided by the Company. The DRA contains a provision that will eliminate the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs and beds, as well as respiratory assist devices. Under the historical capped rental methodology, rental payments for these items were made for fifteen months of continuous rental by the Medicare beneficiary at which time the rental payments stop. After the fifteen monthly rental payments were made, the Company received a semi-annual maintenance fee equal to one month’s rental payment and the Company continued to retain title to the equipment and continued to maintain the equipment after the fifteen months. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. Additionally, the semi-annual maintenance payment will no longer be paid and the Company’s responsibility to maintain the equipment is eliminated. However, after the end of the rental period the DRA specifies that Medicare shall pay for maintenance and service if determined to be reasonable and necessary by the Secretary. The effective date of the provision to eliminate the capped rental methodology applies to items for which the first rental month occurs on or after January 1, 2006 and, as a result, there will be no impact to the Company’s revenue in 2006. The impact will be realized over a period of several years beginning in 2007. When fully phased in, the Company estimates that the annual impact of the elimination of the capped rental payment methodology will be a reduction in rental revenue of approximately $5.8 million, but this could be offset to some degree by additional maintenance and service revenue paid by Medicare to the Company for maintenance and service requested by the beneficiary after title transfers if the Company provides such services. At this time, the Company is not able to quantify the potential revenue associated with maintenance and service.
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
     CMS accepted comments on the Proposed Rule through September 25, 2006. The final rules of the DRA have not been issued and, therefore, uncertainty exists as to the financial impact of the DRA. Nevertheless, management believes the DRA will have a material adverse impact on the Company’s financial results and financial condition.
     As discussed above, the DRA will effectively decrease the period over which revenue will be generated. As a result, the depreciable lives for the affected rental equipment were decreased beginning January 1, 2006, which the Company anticipates will result in additional depreciation expense of $2.4 million for the twelve months ended December 31, 2006. For the third quarter and nine months ended September 30, 2006, the Company estimates the additional depreciation expense was approximately $0.8 million and $1.4 million, respectively.
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
     The proposed budget of the United States Government for fiscal year 2007 was submitted to Congress in February 2006. The proposed budget included a legislative proposal by the Department of Health and Human Services limiting Medicare rental payments of oxygen equipment to 13 months from the current 36 months as specified in the recently passed DRA. Additionally, in September 2006, the Office of Inspector General of the Department of Health and Human Services issued a report entitled “Medicare Home Oxygen Equipment: Cost and Servicing.” This report recommended, among other things, that CMS work with Congress to reduce the current 36 month rental period for oxygen equipment specifically noting the anticipated savings to the Medicare program if oxygen equipment were to be capped at 13 months. Subsequently, CMS issued a response, indicating agreement with this recommendation. The Company believes that an enactment of any significant decrease in the current 36 month rental period will have a substantial and material negative financial impact to the Company. Such legislation would require the Company to alter significantly its business model and cost structure as well as limit or eliminate certain products or services currently provided to patients in order to avoid substantial losses. There can be no assurance that the Company could successfully manage these changes. Additionally, management believes that such a drastic reduction in reimbursement for oxygen equipment would limit access to life-sustaining oxygen required by numerous Medicare beneficiaries. The Company is undertaking a number of efforts to educate lawmakers and regulators regarding this issue in hopes of eliminating or modifying any potential legislation to reduce the 36 month rental period for oxygen equipment, though there can be no assurance that the Company’s efforts will be successful.
     In March 2006, CMS’ DME Program Safeguard Contractors (“PSCs”) proposed significantly lower reimbursement rates for two of the Company’s inhalation drug products, Xopenex and DuoNeb. For both of these products, the PSCs have proposed that reimbursement be based on the allowance for the “least costly medically appropriate alternative”. For Xopenex, the proposed reimbursement is based on the reimbursement rate for albuterol, and for DuoNeb, the proposed reimbursement is based on the reimbursement rate for separate unit dose vials of albuterol and ipratropium bromide. The Company’s costs to acquire Xopenex and DuoNeb are greater than the proposed reimbursement rates. Therefore, if the proposed reimbursement rates go into effect, the Company will no longer be able to provide Xopenex and DuoNeb. As a result, the Company will be forced to provide albuterol to patients currently receiving Xopenex and provide separate unit dose vials of albuterol and ipratropium bromide to patients currently receiving DuoNeb, which would have a material negative impact on the Company’s financial results. Additionally, limiting access to Xopenex and DuoNeb could result in decreased patient compliance, increased risks to the patient, increased morbidity and mortality, and increased healthcare costs. The Company is undertaking a number of efforts to educate lawmakers and regulators regarding this issue in hopes of eliminating or modifying this proposed reimbursement change, though there can be no assurance that the Company’s efforts will be successful.
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
Resolution of Bankruptcy Appeal
     On July 1, 2003, the Company emerged from bankruptcy pursuant to an Approved Plan. See “Note 4 to Interim Condensed Consolidated Financial Statements.” The Lenders filed an appeal of the order confirming the Approved Plan with the United States Court of Appeals for the Sixth Circuit appealing both the Bankruptcy Court’s determination of the amount of their secured claim and the interest rates on both the secured and unsecured portions of their claims. On August 16, 2005, the Court of Appeals affirmed the rulings of the United States Bankruptcy Court and of the United States District Court approving the Company’s plan of reorganization. On September 13, 2005 the Lenders filed a petition for en banc rehearing with the United States Court of Appeals for the Sixth Circuit which was subsequently denied. The Lenders filed a petition for writ of certiorari to request the United States Supreme Court to consider their appeal, case number 05-1398. On October 2, 2006, the Lenders’ petition for writ of certiorari to the

United States Supreme Court was denied. Accordingly, the Bankruptcy Court’s order confirming the Approved Plan is now a final order.
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
Results of Operations
     The Company reports its revenues as follows: (i) sales and related services revenues; and (ii) rentals and other revenues. Sales and related services revenues are derived from the provision of infusion therapies, the sale of home health care equipment and medical supplies, the sale of inhalation drugs and respiratory therapy equipment, and supplies and services related to the delivery of these products. Rental revenues are derived from the rental of home health care equipment, enteral pumps, and equipment related to the provision of respiratory therapies. Sales and related services revenues and rental revenues are stated net of contractual allowances and billing adjustments. Cost of sales and related services includes the cost of equipment and drugs and related supplies sold to patients and labor and distribution costs associated with the Company’s inhalation drug pharmacy. Cost of rental revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen cylinders, rent expense for leased equipment, and rental equipment depreciation expense and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, area management expenses, selling costs, occupancy costs, billing center costs and other operating costs. General and administrative expenses include corporate and senior management expenses. The majority of the Company’s joint ventures are not consolidated for financial statement reporting purposes. Earnings from joint ventures represent the Company’s equity in earnings from unconsolidated joint ventures with hospitals and management and administrative fees from these joint ventures.

     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:
Percentage of Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales and related services	25.4	23.7	25.3	24.0
Cost of rental, including rental equipment depreciation	15.5	12.3	14.1	12.2
Operating expenses	47.3	48.6	48.5	48.5
Bad debt expenses	3.1	2.7	3.3	2.9
General and administrative expense	5.3	5.1	5.3	5.1
Depreciation, excluding rental equipment, and amortization	1.1	0.9	1.1	1.0
Interest expense, net	5.2	5.3	5.3	5.3
Other income, net	(0.4)	(0.3)	(0.2)	(0.2)

Total expenses	102.5	98.3	102.7	98.8

Earnings from unconsolidated joint ventures	1.5	1.5	1.6	1.5

(Loss) income from operations before reorganization expense and income taxes	(1.0)	3.2	(1.1)	2.7
Reorganization items	0.0	0.2	0.1	0.1
Provision for income taxes	0.1	0.1	0.1	0.1

Net (loss) income	(1.1)%	2.9%	(1.3)%	2.5%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenues. Revenues increased from $81.7 million for the quarter ended September 30, 2005 to $82.2 million for the same period in 2006, an increase of $0.5 million, or 0.6%. The 2006 Medicare reimbursement rate changes for inhalation drugs reduced revenues by approximately $0.6 million in the third quarter of 2006. Without these reductions, revenues in the third quarter of 2006 would have increased $1.1 million, or 1.3%. This increase is primarily the result of revenue growth associated with the Company’s respiratory-related product lines, including respiratory assist devices and oxygen equipment. This increase was partially offset by decreased revenues in certain non-core and non-focus product categories, which primarily consisted of durable medical equipment such as wheelchairs and beds. Following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $35.3 million for the quarter ended September 30, 2005 to $35.1 million for the same period of 2006, a decrease of $0.2 million, or 0.6%. The 2006 Medicare reimbursement changes reduced sales and related services revenues by approximately $0.6 million in the third quarter of 2006. Without these reductions, sales and related services revenues in the third quarter of 2006 would have increased $0.4 million, or 1.1%.
Rental Revenues. Rental revenues increased from $46.4 million for the quarter ended September 30, 2005 to $47.1 million for the same period in 2006, an increase of $0.7 million, or 1.5%.
Cost of Sales and Related Services. Cost of sales and related services increased from $19.3 million for the quarter ended September 30, 2005 to $20.9 million for the same period in 2006, an increase of $1.6 million, or 8.3%. As a percentage of revenues, cost of sales and related services increased from 23.7% for the quarter ended September 30, 2005 to 25.4% for the same period in 2006. As a percentage of sales and related services revenues, cost of sales and related services increased from 54.8% for the quarter ended September 30, 2005 to 59.5% for the same period in 2006. This increase is primarily attributable to reduced reimbursement and increased cost of sales of inhalation drugs in the current quarter associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Cost of Rental Revenues. Cost of rental revenues increased from $10.1 million for the quarter ended September 30, 2005 to $12.8 million for the same period in 2006, an increase of $2.7 million, or 26.7%. This increase is primarily the result of a higher level of rental equipment depreciation. Rental equipment depreciation has been impacted in the current period by growth in the Company’s oxygen and sleep-related revenues, additional depreciation associated with reductions in estimated useful lives of rental equipment impacted by the DRA, and write-offs associated with the disposal or obsolescence of certain rental equipment assets in connection with the Company’s implementation of an automated asset tracking system for its fleet of rental equipment assets. As a percentage of revenues, cost of rental revenues increased from 12.3% for the quarter ended September 30, 2005 to 15.5% for the same period in 2006. As a percentage of rental revenues, cost of rental revenue increased from 21.8% for the quarter ended September 30,

2005 to 27.2% for the same period in 2006 due to the increase in rental equipment depreciation expense described above and a higher percentage of revenue associated with respiratory assist devices, which have a relatively short depreciable life.
Operating Expenses. Operating expenses decreased from $39.7 million for the quarter ended September 30, 2005 to $38.8 million for the same period in 2006, a decrease of $0.9 million or 2.3%. Operating expenses in the current quarter reflect the Company’s continued reductions in employee headcount offset to some degree by additional expenses related to investments made in sales and marketing programs, the start up of an inhalation drug pharmacy operation, information systems, and further centralization of field activities, all of which are intended to improve efficiency and profitability in the future. As a percentage of revenues, operating expenses were 48.6% and 47.3% for the three months ended September 30, 2005 and 2006, respectively.
Bad Debt Expense. Bad debt expense increased from $2.2 million for the quarter ended September 30, 2005 to $2.5 million for the same period in 2006, an increase of $0.3 million, or 13.6%. As a percentage of revenues, bad debt expense was 2.7% and 3.1% for the three months ended September 30, 2005 and 2006, respectively. This increase is due to a deterioration in the aging of accounts receivable during the third quarter of 2006 primarily in four of the Company’s 13 billing centers. Factors contributing to the deterioration in the aging include a slow down in payments from certain state Medicaid programs due to a lack of available state funds and processing issues at three of the Company’s billing centers.
General and Administrative Expenses. General and administrative expenses increased from $4.2 million for the quarter ended September 30, 2005 to $4.4 million for the same period in 2006, an increase of $0.2 million or 4.8%. The increase is primarily attributable to stock compensation expense associated with the Company’s adoption of SFAS 123R “Share Based Payment” effective January 1, 2006. Additional investments in information systems and sales and marketing initiatives also contributed to the increase in general and administrative expenses. As a percentage of revenues, general and administrative expenses were 5.1% and 5.3% for the quarters ended September 30, 2005 and 2006, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses increased from $0.8 million for the quarters ended September 30, 2005 to $0.9 million for the same period in 2006, an increase of $0.1 million, or 12.5%. This increase is primarily the result of amortization of several new software licensing agreements.
Interest Expense, Net. Interest expense, net, was $4.3 million for the quarter ended September 30, 2005 and for the same period in 2006.
Other Expense (Income), Net. Other expense (income), net, was $0.3 million income for the quarter ended September 30, 2005 and in 2006.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures was $1.2 million for the quarter ended September 30, 2005 and in 2006.
Provision for Income Taxes. The provision for income taxes was $0.1 million for the quarters ended September 30, 2005 and 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Revenues. Revenues decreased from $244.8 million for the nine months ended September 30, 2005 to $243.8 million for the same period in 2006, a decrease of $1.0 million, or 0.4%. The 2006 Medicare reimbursement rate changes for inhalation drugs and oxygen reduced revenues by approximately $6.4 million for the nine months ended September 30, 2006. Without these reductions, revenues for the nine months ended September 30, 2006 would have increased $5.4 million, or 2.2%. This increase is primarily the result of revenue growth associated with the Company’s respiratory-related product lines, including respiratory assist devices and oxygen equipment. This increase was partially offset by decreased revenues in certain non-core and non-focus product categories, which primarily consisted of durable medical equipment such as wheelchairs and beds. Following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $104.8 million for the nine months ended September 30, 2005 to $103.6 million for the same period in 2006, a decrease of $1.2 million, or 1.1%. The 2006 Medicare reimbursement changes reduced sales and related services revenues by approximately $4.8 million for the nine months ended September 30, 2006. Without these reductions, sales and related services revenues for the nine months ended September 30, 2006 would have increased $3.6 million, or 3.4%.
Rental Revenues. Rental revenues increased from $140.0 million for the nine months ended September 30, 2005 to $140.1 million for the same period in 2006. The 2006 Medicare reimbursement changes reduced rental revenues by approximately $1.6 million for the nine months ended September 30, 2006. Without these reductions, rental revenues for the nine months ended September 30, 2006 would have increased $1.7 million, or 1.2%.
Cost of Sales and Related Services. Cost of sales and related services increased from $58.6 million for the nine months ended September 30, 2005 to $61.8 million for the same period in 2006, an increase of $3.2 million, or 5.5%. As a percentage of revenues, cost of sales and related services increased from 24.0% for the nine months ended September 30, 2005 to 25.3% for the same period in 2006. As a percentage of sales and related services revenues, cost of sales and related services increased from 55.9% for the quarter ended September 30, 2005 to 59.6% for the same period in 2006. This increase is primarily attributable to reduced reimbursement and increased cost of sales of inhalation drugs in the current quarter associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Cost of Rental Revenues. Cost of rental revenues increased from $29.8 million for the nine months ended September 30, 2005 to $34.3 million for the same period in 2006, an increase of $4.5 million, or 15.1%. This increase is primarily the result of a higher level of rental equipment depreciation. Rental equipment depreciation has been impacted in the current period by growth in the Company’s oxygen and sleep-related revenues, additional depreciation associated with reductions in estimated useful lives of rental equipment impacted by the DRA, and write-offs associated with the disposal or obsolescence of certain rental equipment assets in connection with the Company’s implementation of an automated asset tracking system for its fleet of rental equipment assets. As a percentage of revenues, cost of rental revenues increased from 12.2% for the nine months ended September 30, 2005 to 14.1% for the same period in 2006. As a percentage of rental revenues, cost of rental revenue increased from 21.3% for the nine months ended September 30, 2005 to 24.5% for the same period in 2006 due to the increase in rental equipment depreciation expense described above and a higher percentage of revenue associated with respiratory assist devices, which have a relatively short depreciable life.
Operating Expenses. Operating expenses decreased from $118.9 million for the nine months ended September 30, 2005 to $118.1 million for the same period in 2006, a decrease of $0.8 million or 0.7%. Operating expenses in the current nine month period reflect the Company’s continued reductions in employee headcount offset to some degree by additional expenses related to investments made in sales and marketing programs, the start up of an inhalation drug pharmacy operation, information systems, and further centralization of field activities, all of which are intended to improve efficiency and profitability in the future. As a percentage of revenues, operating expenses were 48.5% for both the nine months ended September 30, 2005 and the nine months ended September 30, 2006.
Bad Debt Expense. Bad debt expense increased from $7.1 million for the nine months ended September 30, 2005 to $8.1 million for the same period in 2006, an increase of $1.0 million, or 14.1%. As a percentage of revenues, bad debt expense was 2.9% and 3.3% for the nine months ended September 30, 2005 and 2006, respectively. The increase is due to a deterioration in the aging of accounts receivable during the first nine months of 2006 primarily in four of the Company’s 13 billing centers. Factors contributing to the deterioration in the aging include a slow down in payments from certain state Medicaid programs due to a lack of available state funds and processing issues at three of the Company’s billing centers.
General and Administrative Expenses. General and administrative expenses increased from $12.5 million for the nine months ended September 30, 2005 to $13.0 million for the same period in 2006, an increase of $0.5 million or 4.0%. The increase is primarily attributable to stock compensation expense associated with the Company’s adoption of SFAS 123R, “Share Based Payment” effective January 1, 2006 and additional investments in information systems and sales and marketing initiatives. These increases were partially offset by a decrease in incentive compensation expense. As a percentage of revenues, general and administrative expenses were 5.1% and 5.3% for the nine months ended September 30, 2005 and 2006, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses increased from $2.4 million for the nine months ended September 30, 2005 to $2.8 million for the same period in 2006, an increase of $0.4 million, or 16.7%. This increase is primarily the result of amortization of several new software licensing agreements.
Interest Expense, Net. Interest expense, net, increased from $12.9 million for the nine months ended September 30, 2005 to $13.0 million for the same period in 2006, an increase of $0.1 million, or 0.8%. The increase in interest expense, net, is due to interest associated with payments due in connection with the rejected warrants.
Other Income, Net. Other income, net, increased from $0.4 million for the nine months ended September 30, 2005 to $0.5 million for the same period in 2006. Other income, net, primarily relates to investment losses or gains associated with collateral interest in split dollar life insurance policies.

Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures increased from $3.6 million for the nine months ended September 30, 2005 to $3.8 million for the same period in 2006.
Provision for Income Taxes. The provision for income taxes was $0.3 million for the nine months ended September 30, 2005 and 2006.
Liquidity and Capital Resources
     Pursuant to the Approved Plan, the Company has long-term debt of $250.0 million, as evidenced by a promissory note to the Lenders that is secured by various security agreements.
     The Approved Plan provides that the $250.0 million secured debt matures on August 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash and equivalents in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment is due on each previous September 30 in an amount equal to one-half of the anticipated March payment. No payment was due on March 31, 2006 as the Company did not have Excess Cash Flow as of December 31, 2005. Additionally, no payment was due on September 30, 2006, as the Company does not anticipate having Excess Cash Flow as of December 31, 2006.
     The Company has made all payments due under the Approved Plan as of September 30, 2006. As of September 30, 2006, the Lenders were owed approximately $250.0 million of secured debt and the warrant holders were owed approximately $0.8 million, plus interest, of unsecured debt related to damages associated with rejection of warrants. The Company anticipates paying the warrant holders in full during the fourth quarter of 2006. The remaining undisputed general unsecured claims were paid in full as of September 30, 2006. The resolution of the remaining general unsecured disputed claims is anticipated to result in the Company owing additional sums to certain prepetition creditors.
     The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of September 30, 2006, the Company had unrestricted cash and cash equivalents of approximately $8.4 million.
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
     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan for the twelve months ending September 30, 2007. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The Company’s future liquidity will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients and other miscellaneous receivables not related to the provision of products or services. The vast majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $54.4 million and $55.2 million at September 30, 2006 and December 31, 2005, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 61 days at both September 30, 2006 and December 31, 2005. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes.”
     Net cash provided by operating activities was $26.5 million and $23.7 million for the nine months ended September 30, 2006 and 2005. Net income decreased from $6.0 million for the nine months ended September 30, 2005 to a net loss of $3.7 million for the nine months ended September 30, 2006. This decrease is primarily the result of Medicare reimbursement reductions associated with the MMA. The Company made a final payment of $2.0 million in the first quarter of 2006 related to the settlement agreement with the United States government. This payment is included in the change in accounts payable, other payables and accrued expenses on the statement of cash flows. Additions to property and equipment, net were $19.5 million for the nine months ended September, 2006 compared to $19.0 million for the same period in 2005. Net cash used in financing activities was $3.0 million and $3.6 million for the nine months ended September 30, 2006 and 2005, respectively. The cash used in financing activities for the nine months ended September 30, 2006 includes payments on the Company’s short-term note payable of $2.9 million associated with the Company’s insurance financing. For additional discussion see “Part II — Other Information – Item 1 – Legal Proceedings.”

Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of September 30, 2006:

	Twelve Months Ending September 30,
						After Sept. 30,
	Total	2007	2008	2009	2010	2010
Long-term debt and capital leases	$251,218,000	$983,000	$109,000	$250,062,000	$51,000	$13,000

Interest on long-term debt and capital leases	48,745,000	17,213,000	17,204,000	14,327,000	1,000	—

Operating lease obligations	23,609,000	11,112,000	7,196,000	3,575,000	1,434,000	292,000

Total contractual cash obligations	$323,572,000	$29,308,000	$24,509,000	$267,964,000	$1,486,000	$305,000

In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt, defined by the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year. As these payments will be based on excess cash at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the 2009 column per the table above, could require principal payments in the Twelve Months Ending September 30, 2007 and 2008.
Interest on the long-term debt in the above table represents the maximum interest payments on the principal balance of $250.0 million in the event the Company does not make any excess cash flow payments or pre-payments in the twelve months ending September 30, 2007, 2008, and 2009.
Long-term debt is comprised primarily of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Capital leases consist primarily of leases of office equipment and certain rental equipment. Operating leases are non-cancelable leases on certain vehicles, buildings and equipment. The operating lease obligations presented is based on information available as of September 30, 2006.
At September 30, 2006 the Company had no off-balance sheet commitments or guarantees outstanding.
At September 30, 2006 the Company had two letters of credit totaling $650,000, of which $400,000 expires in May 2007 and $250,000 expires in January 2007. The letters of credit secure the Company’s obligations with respect to its professional liability insurance. The letters of credit are secured by a certificate of deposit, which is included in restricted cash.

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
ITEM 4 — CONTROLS AND PROCEDURES
Based on management’s evaluation, with the participation of the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed in reports that are filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of September 30, 2006, the related interim condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and the related interim condensed consolidated statements of cash flows for the nine-months ended September 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
November 1, 2006

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
     Dependence on Reimbursement by Third-Party Payors. For the nine months ended September 30, 2006, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 51%, 9% and 40%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions are included in the federal government’s 2007 budget proposal that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor revenue mix or reimbursement levels, a change in which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Substantial Leverage. The Company maintains a significant amount of debt. The secured claim of the Lenders as of September 30, 2006 was $250.0 million. The unsecured claim of the warrant holders as of September 30, 2006 was approximately $0.8 million, plus interest. Required payments to the Lenders are detailed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Due to the

amount of debt, a substantial portion of the Company’s cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes, or competitive pressures and the inability to pay debt would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
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
     Collectibility of Accounts Receivable. The Company has substantial accounts receivable, representing DSO of 61 days as of September 30, 2006 and December 31, 2005. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”
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
     Continued Accreditation. Quality standards for suppliers of durable medical equipment, prosthetics, orthotics and supplies (the “DMEPOS suppliers”) were adopted by the Secretary of the Department of Health and Human Services on August 14, 2006. In order to continue to bill under Medicare Part B, DMEPOS suppliers will be required to meet these standards through an accreditation process outlined in the Centers for Medicare and Medicaid Services (“CMS”) final rule on accreditation, though the effective date of required compliance with these quality standards has not yet been determined by CMS. The new quality standards reflect many of those currently required by certain healthcare accreditation organizations, such as the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), coupled with elements comprising the Company’s existing compliance, HIPAA privacy, and HIPAA security programs. All of the Company’s operating branch locations are currently accredited by JCAHO. Each branch of the Company has a separate Medicare Part B billing number. If a branch were unable to maintain its accreditation under the new quality standards, its billing number could be suspended, which may have a material negative effect upon the Company’s business until such time as the accreditation is reinstated.

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

AMERICAN HOMEPATIENT, INC.
November 1, 2006	By:	/s/ Stephen L. Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant