Form 10-K
period 2006-12-31
AMERICAN HOMEPATIENT INC
filed 2007-03-13
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO                     .
Commission file number 0-19532
AMERICAN HOMEPATIENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	62-1474680 (I.R.S. Employer Identification No.)

5200 Maryland Way, Suite 400 Brentwood TN (Address of principal executive offices)	37027-5018 (Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☐     Non—accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12-b-2). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold as of June 30, 2006 was $24,306,916.
On March 5, 2007, 17,573,389 shares of the registrant’s $0.01 par value Common Stock were outstanding.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K: portions of the Registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders.

EX-10.22 AMENDMENT #5 TO LEASE
EX-21.1 SUBSIDIARIES OF AMERICAN HOMEPATIENT, INC.
EX-23 CONSENT OF KPMG LLP
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

PART I
ITEM 1. BUSINESS
Introduction
     American HomePatient, Inc. and its subsidiaries (collectively, the “Company”) provide home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. As of December 31, 2006, the Company provided these services to patients primarily in the home through 249 centers in 34 states.
     American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient, Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884.
Business
     The Company provides home health care services and products consisting primarily of respiratory therapy services, home infusion therapy services and the rental and sale of home medical equipment and home health care supplies. For the year ended December 31, 2006, such services and products represented 75%, 12% and 13% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid and other third-party payors. The Company’s objective is to be a leading provider of home health care products and services in the markets in which it operates.
     As of December 31, 2006 the Company provided services to patients primarily in the home through 249 centers in the following 34 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin. As of December 31, 2006 the Company was an investor in and a manager of eleven joint ventures.
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

Services and Products
     The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,
	2006	2005	2004
Home respiratory therapy services	75%	73%	71%
Home infusion therapy services	12	12	12
Home medical equipment and home health supplies	13	15	17

Total	100%	100%	100%

     Home Respiratory Therapy Services. The Company provides a wide variety of home respiratory services primarily to patients with severe and chronic pulmonary diseases. Patients are referred to a Company center most often by primary care and pulmonary physicians as well as by hospital discharge planners and case managers. After reviewing pertinent medical records on the patient and confirming insurance coverage information, a Company service technician or respiratory therapist visits the patient’s home to deliver and to prepare the prescribed therapy or equipment. Company representatives coordinate the prescribed therapy with the patient’s physician and train the patient and caregiver in the correct use of the equipment. For patients renting equipment, Company representatives also make periodic follow-up visits to the home to provide additional instructions, perform required equipment maintenance and deliver oxygen and other supplies.
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
     Oxygen systems comprised approximately 36% of the Company’s total 2006 revenues. Inhalation drugs and nebulizers comprised approximately 11% and 2%, respectively, of the Company’s total 2006 revenues. Respiratory assist devices comprised approximately 22% of 2006 revenues. All other respiratory products and services comprised approximately 4% of the Company’s total 2006 revenues. The Company provides respiratory therapy services at all but nine of its 249 centers.
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
     Enteral nutrition services account for approximately 6% of the Company’s total revenues in 2006 and are provided at most of the Company’s centers. Anti-infective therapy, TPN, and pain management and other infusion revenues accounted for approximately 6% of the Company’s total revenues in 2006. The Company currently provides other infusion therapies in nine of its 249 centers.
     Home Medical Equipment and Medical Supplies. The Company provides a comprehensive line of equipment and supplies to serve the needs of home care patients. Revenues from home equipment and supplies are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment. Sales of home medical equipment and medical supplies account for 13% of the Company’s revenues in 2006 and are provided in all but nine of the Company’s 249 centers.
Operations
     Organization. Currently, the Company’s operations are divided into 11 geographic areas with each area headed by an area vice president. Each area vice president oversees the operations of approximately 20 to 30 centers. Area vice presidents focus on revenue development and cost control, and assist local management with decision-making to improve responsiveness in local markets. The Company operates regional billing centers that report directly to the corporate reimbursement department under the leadership of the Sr. Vice President of Revenue Management and Business Technology and three regional vice presidents of reimbursement. The Company is currently establishing five regional patient service centers that will perform certain customer service functions. The patient service centers operate under the leadership of the Sr. Vice President of Revenue Management and Business Technology. This organizational structure adds specialized knowledge and focused management resources to the billing, compliance and reimbursement functions.
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
     The Company tries to appropriately balance between centralized and decentralized management with an increased emphasis on centralizing functions to improve productivity. Operating managers are encouraged to promptly and effectively respond to local market demands, while the Company provides through its corporate office management support, compliance oversight and training, marketing and managed care expertise, sales training and support, product development, and financial and information systems. The Company retains centralized control over those functions necessary to monitor quality of patient care and to maximize operational efficiency. Services performed at the corporate office include financial and accounting functions, treasury, corporate compliance, human resources, reimbursement oversight, sales and marketing support, clinical policy and procedure development, regulatory affairs and licensure, and information system design. Additionally, the Company operates a centralized pharmacy operation and a centralized CPAP support center. Management regularly analyzes the Company’s structure for opportunities to improve operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Productivity and Profitability” for additional discussion of centralization initiatives to improve productivity.
     Commitment to Quality. The Company maintains quality and performance improvement programs related to the proper implementation of its service standards. Management believes that the Company has developed and implemented service policies and procedures that comply with the standards required by the Joint Commission on Accreditation of Health Care Organizations (“JCAHO”). All of the Company’s operating branch locations are JCAHO-accredited. The Company has Quality Improvement Advisory Boards at many of its centers, and center general managers conduct quarterly quality improvement reviews. Area quality managers (“AQMs”) conduct quality compliance audits at each center in an effort to ensure compliance with state and federal regulations, JCAHO, FDA and internal standards. The AQMs also help train all new clinical personnel on the Company’s policies and procedures.
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
     Corporate Compliance. The Company’s goal is to operate its business with honesty and integrity and in compliance with the numerous laws and regulations that govern its operations. The Company’s corporate compliance program is designed to help accomplish these goals through employee training and education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits and other programs. The Company’s corporate compliance program is monitored by its Vice President of Compliance and Government Affairs, Assistant Compliance Officer and Compliance Committee. The Compliance Committee, which meets quarterly, is comprised of the Company’s President and CEO, Chief Operating Officer, Chief Financial Officer, Sr. Vice President of Revenue Management and Business Technology, and Sr. Vice President of Operations. The Compliance Committee is advised by legal counsel. There can be no assurance that the Company’s compliance activities will prevent or detect violations of the governing laws and regulations. See “Business — Government Regulation.”
Hospital Joint Ventures
     The Company owns 50% of nine home health care businesses, and 70% of two other home health care businesses as of December 31, 2006. The remaining ownership percentage of each business is owned by local hospitals. Through management agreements, the Company is responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The operations of the 70%-owned joint ventures are consolidated with the operations of the Company. The operations of the 50%-owned joint ventures are not consolidated with the operations of the Company and are instead accounted for by the Company under the equity method.
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
Revenues
     The Company derives substantially all of its revenues from third-party payors including Medicare, private insurers and Medicaid. Medicare is a federally-funded and administered health insurance program that provides coverage for beneficiaries who require certain medical services and products. Medicaid is a state-administered reimbursement program that provides reimbursement for certain medical services and products. Amounts paid under these programs are generally based upon fixed rates. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise is delivered, or equipment is rented to patients. Revenues are recorded at net realizable amounts estimated to be paid by customers and third party payors. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to such reimbursements are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the period known.
     Sales revenues and related services include all product sales to patients and are derived from the sale of aerosol medications and respiratory therapy equipment, the provision of infusion therapies, the sale of home health care equipment and medical supplies, and the sale of supplies and the provision of services related to the delivery of these products. Sales revenues are recognized at the time of delivery and are billed using fixed fee schedules based upon the type of product and the payor when the Company has obtained the properly completed Certificate for Medical Necessity (“CMN”) from the health care provider, when applicable. Rentals and other patient revenues are derived from the rental of equipment related to the provision of respiratory therapy, home health care equipment, and enteral pumps. All rentals of the equipment are provided by the Company on a month-to-month basis and are billed using fixed monthly fee schedules based upon the type of rental and the payor when the Company has obtained the properly completed CMN from the health care provider, when applicable. Certain pieces of equipment are subject to capped rental arrangements, whereby title to the equipment transfers to the patient at the end of the capped rental payment period.
     Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental revenue ratably over the monthly service period and defers revenue for the portion of the monthly bill which is unearned. The fixed monthly rental encompasses the rental of the product, delivery, set-up, instruction, maintenance, repairs, and providing backup systems when needed, and as such, no separate revenue is earned from the initial equipment delivery and setup process. Routine maintenance and servicing of the equipment is the responsibility of the Company for as long as the patient is renting the equipment.
     The following table sets forth the percentage of the Company’s revenues from each source indicated for the years presented:

	Year Ended December 31,
	2006	2005	2004
Medicare	52%	52%	53%
Private pay, primarily private insurance	39	39	38
Medicaid	9	9	9

Total	100%	100%	100%

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
     In the fourth quarter of 2003 Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA contained reimbursement changes that continue to negatively impact the Company’s operating results, liquidity and capital resources. The reimbursement changes included in the MMA impact inhalation drugs, certain durable medical equipment items and home oxygen.
     Effective January 1, 2005, the reimbursement rates for inhalation drugs were reduced to the average manufacturers’ sales price plus six percent (“ASP + 6%”), updated quarterly. The Centers for Medicare and Medicaid Services (“CMS”) set a monthly dispensing fee of $57 for a 30 day supply and $80 for a 90 day supply of these drugs for the 2005 calendar year. Also effective January 1, 2005, the MMA specified that the reimbursement rates for home oxygen and 16 items of durable medical equipment (“DME”) would be reduced to the median Federal Employee Health Benefit Plan (“FEHBP”) rates. The reimbursement reductions for the 16 DME items went into effect on January 1, 2005, but the reductions in the rates for home oxygen did not go into effect until late March 2005. As a result of the MMA reductions that went into effect during 2005, the Company’s net revenue and net income in 2005 compared to the previous year were reduced by approximately $12.6 million and $17.1 million, respectively.
     During the fourth quarter of 2005, CMS announced a reduction in the dispensing fee for inhalation drugs beginning January 1, 2006. For 2006, CMS established a dispensing fee of $57.00 for a 30-day prescription for the first time a Medicare beneficiary uses inhalation drugs and a $33.00 fee for subsequent months. For a 90-day prescription, Medicare pays a dispensing fee of $66.00. Additionally, inhalation drug reimbursement was further decreased effective January 1, 2006 under the “ASP + 6%” provisions of the MMA. Also, effective January 1, 2006, CMS established a new billing code and reimbursement rate for generic budesonide, an inhalation drug provided by the Company. Prior to January 1, 2006, generic budesonide was reimbursed at the same rate as non-generic budesonide. With the establishment of this new code and reimbursement rate, the reimbursement for generic budesonide is significantly less than the reimbursement for non-generic budesonide beginning January 1, 2006.
     For the year ended December 31, 2006 compared to the year ended December 31, 2005, the reimbursement changes described above reduced net income by approximately $13.4 million, comprised of a decrease in net revenue of approximately $6.6 million and an increase in cost of sales of approximately $6.8 million. The reduced revenues of approximately $6.6 million include a reduction in inhalation drug reimbursement of approximately $5.0 million and a reduction in oxygen reimbursement of approximately $1.6 million. The oxygen reimbursement reduction went into effect in late March 2005 and therefore had only a partial year impact. The increased cost of sales of approximately $6.8 million is due to a shift in product mix related to changes in inhalation drug reimbursement.
     Reimbursement rates for certain durable medical equipment (“DME”) have been frozen for several years at rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the start of a competitive bidding process which is scheduled to begin at some point in 2007. The actual start date has not yet been announced. On May 1, 2006, the Department of Health and Human Services (“HHS”) issued a Notice of Proposed Rulemaking (“NPRM”) to specify requirements of competitive bidding as mandated by the MMA. Included in the NPRM is a methodology by which HHS would determine which of the 10 largest Metropolitan Statistical Areas (“MSAs”) would start the competitive bidding process in 2007. By 2009, competitive bidding will be expanded to 80 additional MSAs, with more areas added after 2009. At this time, it is not known which 10 MSAs will be initially selected or which of the Company’s locations will be included in the competitive bidding process. Additionally, it is not known specifically which products will be included in the competitive bidding process or the impact competitive bidding will have on reimbursement rates. Therefore, the Company is not able to estimate the financial impact of the competitive bidding process, but such impact could be material.
     The Secretary of the Department of Health and Human Services (the “Secretary”) is required to establish and implement quality standards for suppliers of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS suppliers”). CMS published the standards on its web site on August 14, 2006. In order to continue to bill under Medicare Part B, DMEPOS suppliers will be required to meet these standards through an accreditation process outlined in the CMS final rule on accreditation issued August 18, 2006. The effective date of required compliance with these quality standards has not yet been determined by CMS. The new quality standards reflect many of those currently required by certain healthcare accreditation organizations, such as the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), coupled with elements comprising the Company’s existing compliance, HIPAA privacy, and HIPAA security programs. All of the Company’s operating branch locations are currently accredited by JCAHO.
     The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 8, 2006, affects the reimbursement of certain products provided by the Company. The DRA contains a provision that eliminated the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs and beds, as well as respiratory assist devices. Under the historical capped rental methodology, rental payments for these items were made for fifteen months of continuous rental by the Medicare beneficiary at which time the rental payments stop. After the fifteen monthly rental payments were made, the Company received a semi-annual maintenance fee equal to one month’s rental payment and the Company continued to retain title to the equipment and continued to maintain the equipment after the fifteen months. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. Additionally, the semi-annual maintenance payment will no longer be paid and the Company’s responsibility to maintain the equipment is eliminated. However, after the end of the rental period the DRA specifies that Medicare shall pay for maintenance and service if determined to be reasonable and necessary by the Secretary. The effective date of the provision to eliminate the capped rental methodology applies to items for which the first rental month occurs on or after January 1, 2006 and, as a result, there was no impact to the Company’s revenue in 2006. The impact will be realized over a period of several years beginning in 2007. When fully phased in, the Company estimates that the annual impact of the elimination of the capped rental payment methodology will be a reduction in rental revenue of approximately $5.8 million, but this could be offset to some degree by additional maintenance and service revenue paid by Medicare to the Company for maintenance and service requested by the beneficiary after title transfers if the Company provides such services. At this time, the Company is not able to quantify the potential revenue associated with maintenance and service.
     The DRA also contains a provision that limits the monthly Medicare rental payments on oxygen equipment. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met the medical qualifications. The DRA specifies that after 36 months of continuous use by the Medicare beneficiary, the monthly rental payments for oxygen equipment will stop and title to the equipment will be transferred from the Company to the beneficiary. After the beneficiary owns the equipment, the DRA specifies Medicare shall pay for maintenance and service if determined to be reasonable and necessary by the Secretary, as well as gaseous and liquid oxygen contents for beneficiaries using stationary or portable oxygen cylinders and liquid vessels. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore, the transfer of title of oxygen equipment from the Company to the beneficiary will not begin until 2009.
     On August 3, 2006, CMS published a Proposed Rule to implement the changes required by the DRA relating to the payment for oxygen, oxygen equipment, and capped rental DME items. The rule, which became final November 9, 2006 (“DRA Implementation Rule”), establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The DRA Implementation Rule also establishes a reimbursement rate for oxygen generating equipment for portability. Under the DRA Implementation Rule, during the initial 36 months of rental, the reimbursement rate for concentrators and stationary liquid and gas systems is $198.40 per month for calendar years 2007 and 2008, $193.21 for 2009, and $189.39 for 2010. For liquid or gas portable equipment, the reimbursement rate is a $31.79 add-on per month from 2007 through 2010, and for oxygen generating portable equipment, the reimbursement rate is an add-on of $51.63 per month for 2007 through 2010. During 2006, the Company’s average reimbursement rate for concentrators and stationary equipment was $199.84 per month, with a portable add-on of $31.79 per month.
     Once the title to the oxygen equipment transfers to the patient at the end of 36 months of continuous rental, the DRA Implementation Rule stipulates that Medicare will continue to pay for oxygen contents (liquid or gas) for beneficiary-owned stationary or portable systems for as long as the oxygen remains medically necessary. In addition, Medicare will reimburse suppliers for routine servicing of oxygen concentrators after the patient has owned the equipment for one year, and after that, Medicare may reimburse for 30 minutes of labor for general maintenance and servicing of the equipment once every six months. Medicare will also reimburse suppliers for reasonable and necessary maintenance and servicing of beneficiary-owned oxygen equipment for parts and labor not covered by a supplier’s or manufacturer’s warranty.
     Currently, Medicare considers a period of five years to be a reasonable useful lifetime for oxygen equipment. Because of the maintenance and servicing policies provided by the DRA Implementation Rule, a supplier may be required to replace, at its own cost, any beneficiary-owned equipment that “prematurely” fails during the fourth or fifth year of use.
     As discussed above, the DRA will effectively decrease the period over which revenue will be generated for certain items of equipment. As a result, the depreciable lives for the affected rental equipment were decreased beginning January 1, 2006, which resulted in additional depreciation expense of approximately $2.4 million for the twelve months ended December 31, 2006.
     The DRA also requires proof of U.S. citizenship before an individual can enroll for health care benefits through Medicaid or renew his/her Medicaid benefits. This requirement went into effect July 1, 2006. CMS subsequently issued a clarifying statement exempting individuals from the documentation requirements who qualify for both Medicare and Medicaid and those receiving Supplemental Security Income. The remaining Medicaid enrollees will need to meet the documentation requirements. If these individuals are unable to produce the necessary documents, they could be dropped from Medicaid, resulting in non-reimbursement of services provided by the Company. The Company is validating coverage for all existing Medicaid beneficiaries prior to billing for services as of July 1, 2006. The Company cannot estimate the impact on revenues of the new documentation requirements.
     In the first quarter of 2006, CMS announced that non-invasive positive pressure ventilators (“NPPVs”) will no longer be considered an item requiring frequent and substantial servicing and therefore will no longer be rented for an indefinite period. As a result, rental payments for NPPVs will be capped at 13 months and the title to the equipment will transfer to the patient. The effective date for this reimbursement change was April 1, 2006, but CMS is allowing for a transition period for devices that were being rented by Medicare beneficiaries at that date. Therefore rental payments in the months prior to April 1, 2006 will not count toward the rental payment cap. As a result, the reduction in revenue associated with this reimbursement change will not begin until 2007. The Company estimates that the annual impact of this reimbursement change will be a revenue reduction of approximately $1.7 million.
     The proposed budget of the United States Government for fiscal year 2008 includes a proposal to limit Medicare rental payments of most oxygen equipment to 13 months from the current 36 months as specified in the DRA. Additionally, in September 2006, the Office of Inspector General of the Department of Health and Human Services issued a report entitled “Medicare Home Oxygen Equipment: Cost and Servicing.” This report recommended, among other things, that CMS work with Congress to reduce the current 36 month rental period for oxygen equipment specifically noting the anticipated savings to the Medicare program if oxygen equipment were to be capped at 13 months. Subsequently, CMS issued a response, indicating agreement with this recommendation.

     The Company cannot predict the ultimate outcome of the proposed 13 month rental cap on oxygen equipment, but believes that any significant decrease in the current 36 month rental period will have a substantial and material negative financial impact to the Company. Such a decrease may require the Company to alter significantly its business model and cost structure as well as limit or eliminate certain products or services currently provided to patients in order to avoid substantial losses. There can be no assurance that the Company could successfully manage these changes. Additionally, management believes that such a drastic reduction in reimbursement for oxygen equipment would limit access to life-sustaining oxygen required by numerous Medicare beneficiaries. The Company is undertaking a number of efforts to educate lawmakers and regulators regarding this issue in hopes of eliminating or modifying any potential legislation to reduce the 36 month rental period for oxygen equipment, though there can be no assurance that the Company’s efforts will be successful.
     In March 2006, CMS’ DME Program Safeguard Contractors proposed significantly lower reimbursement rates for two of the Company’s inhalation drug products, Xopenex and DuoNeb. For both of these products, the contractors have proposed that reimbursement be based on the allowance for the “least costly medically appropriate alternative”. For Xopenex, the proposed reimbursement is based on the reimbursement rate for albuterol, and for DuoNeb, the proposed reimbursement is based on the reimbursement rate for separate unit dose vials of albuterol and ipratropium bromide. The Company’s costs to acquire Xopenex and DuoNeb are greater than the proposed reimbursement rates. Therefore, if the proposed reimbursement rates go into effect, the Company will no longer be able to provide Xopenex and DuoNeb. As a result, the Company will be forced to provide albuterol to patients currently receiving Xopenex and provide separate unit dose vials of albuterol and ipratropium bromide to patients currently receiving DuoNeb, which would have a material negative impact on the Company’s financial results. Additionally, limiting access to Xopenex and DuoNeb could result in decreased patient compliance, increased risks to the patient, increased morbidity and mortality, and increased healthcare costs. The Company is undertaking a number of efforts to educate lawmakers and regulators regarding this issue in hopes of eliminating or modifying this proposed reimbursement change, though there can be no assurance that the Company’s efforts will be successful.
          Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions through a variety of initiatives designed to grow revenues, improve productivity, and reduce costs. See “Business — Sales and Marketing” for a discussion of the Company’s initiatives to grow revenues and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Productivity and Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse impact will be material in 2007 and beyond.
Collections
     The Company has three key initiatives in place to maintain and/or improve collections of accounts receivable: (i) proper staffing and training; (ii) process redesign and standardization; and

(iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable.
     Net patient accounts receivable at December 31, 2006 was $53.7 million compared to net patient accounts receivable of $55.2 million at December 31, 2005.
     An important indicator of the Company’s accounts receivable collection efforts is the monitoring of the days sales outstanding (“DSO”). The Company monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. The table below shows the Company’s DSO for the periods indicated and is calculated by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense, into net patient accounts receivable and multiplying the ratio by 90 days:

	Year Ended December 31,
	2006	2005	2004
DSO	59 days	61 days	55 days
     The decrease in DSO at December 31, 2006 compared to December 31, 2005 is the result of a decrease in unbilled revenues and improved cash collections.
     The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue (the amount of sales and rental revenues which have not yet been billed to the payor’s due to incomplete documentation or the receipt of the CMN). The amount of unbilled revenue was $10.7 million and $11.3 million for December 31, 2006 and December 31, 2005, respectively, net of valuation allowances. This decrease primarily is the result of improvements made in CMN procurement processes.
Sales and Marketing
     The Company has increased its focus on sales and marketing efforts over the past several years in an effort to improve revenues. Over the past several years, management implemented changes designed to improve the effectiveness of the Company’s selling efforts. These include revisions to the account executive commission plans and a restructuring of the sales organization. Additionally, the position of vice president of sales and marketing was added and a vice president of managed care was hired. Management believes these actions have resulted in a more focused sales management team.

     The Company’s sales and marketing focus for 2007 and beyond includes (i) emphasizing profitable revenue growth by focusing on oxygen and sleep-related products and services and by increasing the Company’s mix of Medicare and profitable managed care business; (ii) strengthening its sales and marketing efforts through a variety of programs and initiatives; (iii) heightened emphasis on sleep therapy through the opening of sleep centers, addition of more sleep specialists, and partnering with sleep vendors; and (iv) expanding managed care revenue through greater management attention and prioritization of payors to secure managed care contracts at acceptable levels of profitability. Improvement in the Company’s ability to grow revenues will be critical to the Company’s success in 2007 and beyond. Management will continue to review and monitor progress with its sales and marketing efforts.
Competition
     The home health care industry is consolidating but remains highly fragmented and competition varies significantly from market to market. There are still relatively few barriers to entry in the local markets served by the Company, and the Company could encounter competition from new market entrants. In small and mid-size markets, a large percentage of the Company’s competition comes from local independent operators or hospital-based facilities, whose primary competitive advantage is market familiarity. In the larger markets, regional and national providers account for a significant portion of competition and may have more resources to market their business. Management believes that the competitive factors most important in the Company’s lines of business are quality of care and service, reputation with referral sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources, clinical expertise, and the range of services offered.
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

Branch Locations
     Following is a list of the Company’s 249 home health care centers as of December 31, 2006.

Alabama	Florida	Kentucky	Nebraska	Ohio	South Dakota	Virginia
Birmingham	Ft. Myers	Bowling Green	Beatrice[1]	Berea	Sioux Falls	Charlottesville
Dothan	Ft. Walton	Danville	Hastings[1]	Bryan		Chesapeake
Florence	Gainesville	Jackson	Lincoln[1]	Chillicothe	Tennessee	Farmville
Huntsville	Holly Hill	Lexington	Norfolk[1]	Cincinnati	Chattanooga	Harrisonburg
Mobile	Jacksonville	London	Omaha[1]	Dayton	Clarksville	Newport News
Montgomery[1]	Leesburg	Louisville		Heath	Cookeville	Onancock[1]
	Longwood	Paducah	Nevada	Mansfield	Dayton	Richmond
Arizona	Lynn Haven	Pineville	Las Vegas	Marion	Dickson	Salem
Globe	Pensacola			Maumee	Erin	Springfield
Phoenix	Rockledge	Maine	New Mexico	Springfield	Jackson
	St. Augustine	Auburn	Alamogordo	Twinsburg	Johnson City	Washington
Arkansas	Tallahassee (2)	Bangor	Albuquerque	Worthington	Kingsport	Lakewood
Batesville	Tampa	Rumford	Clovis	Zanesville	Knoxville	Yakima
Benton[1]			Farmington		Nashville
El Dorado	Georgia	Maryland	Grants	Oklahoma	Oneida	West Virginia
Ft. Smith (2)	Albany	Cresaptown	Las Cruces	Tulsa	Tullahoma	Lewisburg
Harrison	Brunswick	Salisbury[1]	Roswell		Union City	Rainelle
Hot Springs	Dublin			Pennsylvania		Wheeling
Jonesboro	Eastman	Michigan	New York	Brookville	Texas
Little Rock[1] (2)	Evans	West Branch[1]	Albany	Camp Hill	Austin	Wisconsin
Lowell	Rossville		Auburn	Chambersburg	Bay City	Burlington
Mena	Savannah	Minnesota	Corning	Clearfield	Bryan	Marshfield
Mtn. Home	Valdosta	Rochester	Depew	Danville	Conroe	Milwaukee
N. Little Rock[1]	Waycross		Geneva	Erie	Corpus Christi	Minocqua
Paragould		Mississippi	Marcy	Johnstown	Dallas	Onalaska
Pine Bluff	Illinois	Tupelo	Oneonta	Kane	Harlingen	Racine
Russellville	Collinsville		Poughkeepsie	Lewistown	Houston
Warren	Mt. Vernon	Missouri	Syracuse	Mill Hall	Lake Jackson
	Peoria	Cameron	Watertown	Philipsburg	Longview
Colorado	Springfield	Columbia	Webster	Pittsburgh	Lubbock
Cortez		Festus		Pottsville	Lufkin
Denver	Iowa	Hannibal	North Carolina	Scottdale	McAllen
Durango	Atlantic[1]	Kansas City	Asheboro	State College	Mount Pleasant
Pagosa Springs	Coralville	Kirksville	Asheville[1]	Titusville	Nacogdoches
	Davenport	Mountain Grove	Brevard	Trevose	Paris
Connecticut	Decorah	Perryville	Charlotte	Waynesboro	San Angelo
New Britain	Des Moines	Potosi	Concord	Wilkes-Barre	San Antonio
Waterbury	Dubuque	Rolla	Gastonia	York	Temple
	Fort Dodge	Springfield	Hickory[1]		Tyler
Delaware	Marshalltown	St. Louis	Lenoir[1]	South Carolina	Victoria
Dover	Mason City	St. Peters	Maiden[1]	Columbia	Woodway
Newark	Ottumwa	Warrensburg	Marion[1]	Conway[1]
	Pleasant Hill	Waynesville	Monroe	Florence
	Sioux City		Newland	Greenville
	Waterloo		Salisbury	Lancaster
	West Burlington		Sanford[1]	Myrtle Beach[1]
			Spruce Pine[1]	N. Charleston
	Kansas		Whiteville	Rock Hill[1]
	Pittsburg		Wilmington	Union[1]
Winston-Salem

[1]	Owned by a joint venture.

[2]	City has multiple locations.

Supplies and Equipment
     The Company centrally purchases home medical and respiratory equipment, prescription drugs, solutions and other materials and products required in connection with the Company’s business from select suppliers.
Insurance
     The Company maintains a commercial general liability policy which is on a claims-made basis. This insurance is renewed annually and includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1.0 million per claim with a $3.0 million product liability annual aggregate and a $5.0 million general liability annual aggregate. The Company’s professional liability policy is on a claims-made basis and is renewable annually with per claim coverage limits of up to $1.0 million per claim and $5.0 million in the aggregate. The Company’s commercial general liability policy and the professional liability policy have a maximum policy aggregate of $7.0 million. Defense costs are included within the limits of insurance. The Company retains the first $50,000 of each professional or general liability claim subject to a $500,000 aggregate for all such claims. After the $500,000 aggregate has been reached, a $10,000 per claim deductible applies to all future claims applicable to this policy period. The Company also maintains excess liability coverage with limits of $20.0 million per claim and $20.0 million in the aggregate. Management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and for many of the Company’s significant vendors, a certificate of insurance has been received and the Company has been added by endorsement as an additional insured. However, there can be no assurance that such manufacturers will continue to maintain their own insurance, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage.
     The Company retains the first $250,000 of each vehicle liability claim and is insured for the next $1.0 million of each claim. The Company retains the first $250,000 of each workers compensation claim and is insured for any additional liabilities from each such claim. The Company did not maintain annual aggregate stop-loss coverage for the years 2004, 2005 and 2006, as such coverage was not available. The Company has not maintained aggregate stop-loss since 2001.
     The Company is self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintained annual aggregate stop-loss coverage of $9.9 million for 2006. Liabilities in excess of this aggregate amount (up to $1.0 million) are the responsibility of the insurer. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2004, 2005 and 2006.
     The Company provides accruals for its portion of the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The differences between actual settlements and accruals are included in expense once a probable amount is known.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”
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
Employees
     At December 31, 2006, the Company had approximately 2,454 full-time employees, 122 part-time employees and 210 employees used on an “as needed” basis only. Approximately 82 individuals were employed at the corporate office in Brentwood, Tennessee. None of the employees work under a union contract.
Trademarks
     The Company owns and uses a variety of marks, including American HomePatient ® , AerMeds ®; Redia ✓ sm; EnterCare sm ; Resource sm; EnSpiresm; OPUSsm; SLEEPsm; Go Paperlesssm; Personal Caring Servicesm; CHF Heart Matterssm; Rest Assured...We’re the Home Sleep Specialistssm; and Breathe, Nourish, Move, Thrivesm, which have either been registered at the federal or state level or are being used pursuant to common law rights.
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
     In 1996 the Health Insurance Portability and Accountability Act (“HIPAA”) introduced a new category of federal criminal health care fraud offenses. If a violation of a federal criminal law relates to a health care benefit, then an individual is guilty of committing a Federal Health Care Offense. The specific offenses are: health care fraud, theft or embezzlement, false statements, obstruction of an investigation, and money laundering. These crimes can apply to claims submitted not only to government reimbursement programs such as Medicare, Medicaid, and TRICARE but also to claims submitted to any third-party payor, and carry penalties including fines and imprisonment. HIPAA has mandated an extensive set of regulations to protect the privacy and security of individually identifiable health information. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events, and Uncertainties — HIPAA.”
     The Company must follow strict requirements relating to documentation. As required by law, it is Company policy that certain service charges (as defined by Medicare) falling under Medicare Part B are confirmed with a certificate of medical necessity signed by a physician. In January 1999 the OIG published a draft Model Compliance Plan for the Durable Medical Equipment, Prosthetics, Orthotics, and Supply Industry. The OIG has stressed the importance for all health care providers to have an effective compliance plan. The Company has created and implemented a compliance program which it believes meets the elements of the OIG’s Model Plan for the industry. As part of its compliance program, the Company performs internal audits of the adequacy of billing documentation. The Company’s policy is to voluntarily refund to the government any reimbursements previously received for claims with insufficient documentation that are identified in this process and that cannot be corrected. The Company periodically reviews and updates its policies and procedures in an effort to comply with applicable laws and regulations; however, certain proceedings have been and may in the future be commenced against the Company alleging violations of applicable laws governing the operation of the Company’s business and its billing practices.
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

     Information about individuals and other health care providers who have been sanctioned or excluded from participation in government reimbursement programs is readily available on the Internet, and all health care providers, including the Company, are held responsible for carefully screening entities and individuals they employ or do business with in order to avoid contracting with an excluded provider. No one may bill government programs for services or supplies provided by an excluded provider, and the federal government may also impose sanctions, including financial penalties, on companies that contract with excluded providers.
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
     Enforcement Activities. In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers, including the Company and other durable medical equipment suppliers, have received subpoenas and other requests for information in connection with their business operations and practices. From time to time, the Company also receives notices and subpoenas from various government agencies concerning plans to audit the Company, or requesting information regarding certain aspects of the Company’s business. The Company customarily cooperates with the various agencies in responding to such subpoenas and requests. The Company expects to incur additional legal expenses in the future in connection with existing and future investigations.
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
Legal Proceedings
     The following is a summary of the Company’s material legal proceedings:
     On July 31, 2002, American HomePatient, Inc. and 24 of its subsidiaries filed voluntary petitions for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Filing”) in the United States Bankruptcy Court for the Middle District of Tennessee (the “Bankruptcy Court”). On July 1, 2003, American HomePatient, Inc. emerged from bankruptcy pursuant to its certified plan of reorganization (the “Approved Plan”) whereby the Company’s shareholders retained their equity interest and all of the Company’s creditors and vendors were to be paid 100% of all amounts they are owed, either immediately or over time with interest. As of December 31, 2006, all unsecured, administrative and priority debt to be paid under the Approved Plan has been paid in full. For a description of the payments to be made to the Company’s secured lenders under the Approved Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
     In 2006, an employee working in the Company’s branch location in Harrisonburg, Virginia, shot and killed two co-workers and then himself. The surviving spouses of the co-workers have sued the Company alleging, among other things, negligent hiring and retention of the employee who shot their spouses, and are seeking compensatory and punitive damages in the aggregate amount of $20.7 million. These cases are styled Sharon A. Gibson v. American HomePatient, Inc., et al. (Circuit Court, Rockingham County, Va., civil action no. CL06-00549) and George W. Crump, IV v. American HomePatient, Inc., et al. (Circuit Court, Rockingham County, Va., civil action no. CL06-00547). These cases are still pending, and their outcome cannot be predicted. The Company has tendered these cases to its insurance carriers and the insurance carriers are currently providing a defense to these cases. Although the Company believes it will not incur any liability for these claims in excess of the applicable deductibles, there can be no assurances that insurance will be available to satisfy any damage award.
ITEM 1A. RISK FACTORS
     This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.
Continued reductions in Medicare and Medicaid reimbursement rates could have a material adverse effect on the Company’s results of operations and financial condition.
     In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduced Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in 2004 and others beginning in 2005. On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law. The DRA reduced the reimbursement of certain products provided by the Company. These reductions have had and will have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. There are also pending reimbursement cuts, as well as proposed reimbursement cuts including a 13 month rental cap on oxygen equipment that may negatively affect our business and prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events and Uncertainties — Reimbursement Changes and the Company’s Response.”

Reductions in reimbursement rates from third-party payors could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources.
     For the year ended December 31, 2006 the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 52%, 9% and 39%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company’s substantial leverage could adversely affect its ability to grow or to withstand adverse business conditions.
     The Company maintains a significant amount of debt. The secured claim of the Lenders as of December 31, 2006 was $250.0 million. Required payments to the Lenders are detailed in “Management’s Discussion and Analysis — Liquidity and Capital Resources.” Due to the amount of debt, a substantial portion of the Company’s cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes or competitive pressures and the inability to pay or refinance debt when due would have a material adverse effect on the Company. See “Management’s Discussion and Analysis — Liquidity and Capital Resources.”
The Company is subject to extensive government regulation, and the Company’s inability to comply with existing or future laws, regulations or standards could have a material adverse effect on the Company’s operations, financial condition, business, or prospects.
     The Company is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government, and other third-party payors. There can be no assurance that the Company is in compliance with all applicable existing laws and regulations or that the Company will be able to comply with any new laws or regulations that may be enacted in the future. Changes in applicable laws, any failure by the Company to comply with existing or future laws, regulations or standards, or discovery of past regulatory noncompliance by the Company could have a material adverse effect on the Company’s operations, financial condition, business, or prospects. See “Business — Government Regulation.”
Because of reimbursement reductions, the Company must continue to find ways to grow revenues and reduce expenses in order to generate earnings and cash flow.
     The Company has implemented, and is currently implementing, a number of expense reduction initiatives in response to existing and proposed reimbursement reductions. As described above, reimbursement reductions proposed in the United States government’s proposed federal budget for fiscal year 2008, if enacted, would require the Company to alter significantly its business model and cost structure, as well as the services it provides to patients, in order to avoid substantial losses. Measures undertaken to reduce expenses by improving efficiency can have an unintended negative impact on revenues, referrals, billing, collections and other aspects of the Company’s business, any of which can have a material adverse effect on the Company’s operations, financial condition, business, or prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company has substantial accounts receivable, and increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on the Company’s cash flows and results of operations.
     The Company has substantial accounts receivable as evidenced by DSO of 59 days as of December 31, 2006. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition and Allowance for Doubtful Accounts.”
New healthcare legislation or other changes in the administration or interpretation of government health care programs or initiatives may have a material adverse effect on the Company.
     The health care industry continues to undergo dramatic changes influenced in large part by federal legislative initiatives. It is likely new federal health care initiatives will continue to arise. The MMA has had a material negative impact on the level of reimbursement, and the DRA will have a material negative impact on the level of reimbursement beginning in 2007. Furthermore, additional reductions have been proposed beginning in 2007 and thereafter. There can be no assurance that these or other federal legislative and regulatory initiatives will not be adopted in the future. One or more of these initiatives could materially limit patient access to, or the Company’s reimbursement for, products and services provided by the Company. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of government health care programs or initiatives will not have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Revenues.”
The Company depends on retaining and obtaining profitable managed care contracts, and the Company’s business may be materially adversely affected if it is unable to retain or obtain such managed care contracts.
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
The Company’s common stock trades on the over-the-counter bulletin board, which reduces the liquidity of an investment in the Company.
     Trading of the Company’s common stock under its current trading symbol, AHOM, is conducted on the over-the-counter bulletin board which may limit the Company’s ability to raise additional capital and the ability of shareholders to sell their shares.
Compliance with privacy regulations under the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, could result in significant costs to the Company and delays in its collection of accounts receivable.
     HIPAA Administrative Simplification requires all entities engaged in certain electronic transactions to meet specific standards to ensure the confidentiality and security of individually identifiable health information. In addition, HIPAA mandates the standardization of various types of electronic transactions and the codes and identifiers used for these transactions. While the Company has implemented all standards issued to date, including the standards for the National Provider Identifier, there are some state Medicaid programs that are not fully compliant with the electronic transaction standards due to state budgetary concerns or changes to the intermediary contracted by the state to process claims submitted by the providers. Some states have renewed processing claims; however, there has been a delay in cash collections by the Company as these states address the processing of backlog claims. There can be no assurance that these delays will not continue.
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
The market in which the Company operates is highly competitive, and if the Company is unable to compete successfully, its business will be materially adversely affected.
     The home health care market is highly fragmented and competition varies significantly from market to market. There are relatively few barriers to entry in the local markets served by the Company, and it could encounter competition from new market entrants. In small and mid-size markets, the majority of the Company’s competition comes from local independent operators or hospital-based facilities whose primary competitive advantage is market familiarity. In larger markets, regional and national providers account for a significant portion of competition. Some of the Company’s present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company.
The provision of healthcare services entails an inherent risk of liability, and the Company’s insurance may not be sufficient to effectively protect the Company from claims in excess of its insurance coverage.
     The provision of healthcare services entails an inherent risk of liability. Certain participants in the home healthcare industry may be subject to lawsuits that may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company’s insurance coverage will not arise. A successful claim against the Company in excess of the Company’s insurance coverage could have a material adverse effect upon the operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company’s ability to attract patients or to expand its business. In addition, the Company maintains a large deductible for its workers’ compensation, auto liability, commercial general and professional liability insurance. The Company is self-insured for its employee health insurance and is at risk for claims up to individual stop loss and aggregate stop loss amounts.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     As of December 31, 2006, the Company leased space for its corporate headquarters in the Parklane Building, Maryland Farms Office Park, Brentwood, Tennessee. The Company entered into an amended lease effective April 5, 2006 that provided for 29,000 square feet of leased space. The amended lease has a base monthly rent of $45,000 and expires in July 2010.
     The Company owns a facility in Waterloo, Iowa, which consists of approximately 35,000 square feet and owns a 50% interest in its center in Little Rock, Arkansas, which consists of approximately 15,000 square feet.
     The Company leases the operating space required for its remaining home health care and billing centers. A typical center occupies between 1,500 and 5,000 square feet and generally combines showroom, office, and warehouse space. Approximately one-half of the square footage comprising a typical center consists of warehouse space. Lease terms on most of the leased centers range from three to five years. Management believes that the Company’s owned and leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.
ITEM 3. LEGAL PROCEEDINGS
     A summary of the Company’s material legal proceedings is set forth in “Business — Legal Proceedings.”
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is currently traded in the over-the-counter market or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board under the symbol AHOM or AHOM.OB. The following table sets forth representative bid quotations of the common stock for each quarter of calendar years 2006 and 2005. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. See “Business — Risk Factors — Liquidity.”

	Bid Quotations
Fiscal Period	High	Low
2006 1st Quarter	$3.79	$2.45
2006 2nd Quarter	$3.50	$1.30
2006 3rd Quarter	$1.75	$0.46
2006 4th Quarter	$1.51	$0.57

2005 1st Quarter	$4.45	$2.71
2005 2nd Quarter	$3.98	$2.17
2005 3rd Quarter	$4.24	$2.16
2005 4th Quarter	$3.86	$2.85
     On March 5, 2007, there were 1,480 holders of record of the common stock and the closing sale price for the common stock was $1.46 per share.
     The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business or for debt service and no cash dividends will be paid. See — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
     Information regarding the Company’s equity compensation plans is incorporated by reference to the Company’s definitive proxy statement (“Proxy Statement”) for its 2006 annual meeting of stockholders.

     The following graph compares the cumulative total returns of the Company’s Common Stock with those of NASDAQ Market (U.S.) Index and the Home Health Care Services Group (SIC number 8082) Index, a peer group index. The peer group includes approximately 15 companies, excluding the Company.
     The stock performance graph shown above is not deemed to be part of any document filed with the SEC pursuant to the Securities Act or the Exchange Act and is not to be deemed incorporated by reference in any documents filed under the Securities Act or the Exchange Act without the express written consent of the Company.

ITEM 6.	SELECTED FINANCIAL DATA
     The following selected financial data below is derived from the audited financial statements of the Company and should be read in conjunction with those statements, thereto. Medicare reimbursement reductions in 2004, 2005 and 2006, the bankruptcy filing in 2002, and the cumulative effect of a change in accounting principle in 2002 affect the comparability of the financial data presented.
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Income Statement Data:
Revenues	$328,080	$328,418	$335,823	$336,181	$319,632
Cost of sales and related services	84,847	79,441	71,934	69,494	63,528
Cost of rentals and other revenues, including rental equipment depreciation expense	45,106	39,879	38,779	36,265	34,976
Operating expenses	156,104	158,851	167,285	177,167	169,417
Bad debt expense	10,829	9,438	10,671	10,437	11,437
General and administrative expenses	18,052	16,749	16,597	17,212	16,239
Depreciation, excluding rental equipment, and amortization expense	3,636	3,645	3,423	3,640	4,075
Amortization of deferred financing costs	—	—	—	—	1,779
Interest expense (excluding post-petition interest), net	17,162	17,141	18,290	8,945	11,461
Other (income) expense, net	(335)	(365)	(344)	(708)	243
(Gain) loss on sales of assets of centers	—	—	—	—	(667)
Chapter 11 financial advisiory expenses incurred prior to filing bankruptcy	—	—	—	—	818

Total expenses	335,401	324,779	326,635	322,452	313,306

Earnings from unconsolidated joint ventures	(5,373)	(4,816)	(4,751)	(4,778)	(4,590)

Income (loss) from operations before reorganization items, income taxes and cumulative effect of change in accounting principle	(1,948)	8,455	13,939	18,507	10,916
Reorganization items	291	384	658	4,082	5,497
Provision for (benefit from) income taxes	348	327	50	400	(1,912)

Income (loss) from operations before cumulative effect of change in principle	(2,587)	7,744	13,231	14,025	7,331
Cumulative effect of change in accounting principle (1)	—	—	—	—	(68,485)

Net income (loss)	$(2,587)	$7,744	$13,231	$14,025	$(61,154)

Income (loss) from operations before cumulative effect of change in accounting principle per share — basic	$(0.15)	$0.45	$0.80	$0.86	$0.45

Income (loss) from operations before cumulative effect of change in accounting principle per share — diluted	$(0.15)	$0.43	$0.78	$0.74	$0.39

Net income (loss) per share — basic	$(0.15)	$0.45	$0.80	$0.86	$(3.74)

Net income (loss) per share — diluted	$(0.15)	$0.43	$0.78	$0.74	$(3.29)

Weighted average shares outstanding — basic	17,543,000	17,296,000	16,481,000	16,368,000	16,358,000
Weighted average shares outstanding — diluted	17,543,000	17,973,000	17,066,000	19,000,000	18,607,000

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(dollars in thousands)
Balance Sheet Data:
Working capital	$31,340	$35,135	$31,569	$20,117	$67,055
Total assets	276,671	287,634	283,064	284,040	290,943
Total debt and capital leases, including current portion	251,257	251,019	251,918	262,914	280,765
Liabilities subject to compromise	—	—	—	—	307,829
Shareholders’ deficit	(21,316)	(12,456)	(20,729)	(34,249)	(47,594)

(1)	Transitional goodwill impairment loss recorded in 2002 associated with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Asset.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The Company provides home health care services and products to patients through its 249 centers in 34 states. These services and products are primarily paid for by Medicare, Medicaid and other third-party payors. As a result, prices for the Company’s products and services are set by the payors and not by the Company. Since the Company cannot affect pricing, it can improve operating results primarily by increasing revenues through increased volume of sales and rentals and by controlling expenses. It can improve cash flow by limiting the amount of time that it takes to collect payment after delivering products and services. Key indicators of performance include:
     Sales and Rentals. Over the past three years the Company has increased its focus on sales and marketing efforts in an effort to improve revenues, though the Company’s efforts have produced mixed results. While growth has been achieved in certain respiratory product lines such as sleep therapy and oxygen therapy, other lines have not increased or have declined. Continuing to improve the Company’s sales and marketing efforts will be critical to the Company’s success. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product-line and branch location and region. Management’s intent is to identify geographic or product line weaknesses and take corrective actions. Reductions in reimbursement levels can more than offset an increased volume of sales and rentals. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”
     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense as a percentage of net revenue increased from 2.9% in 2005 to 3.3% in 2006. This increase is primarily the result of a deterioration in the aging of accounts receivable at three of the Company’s thirteen billing centers due primarily to processing issues. Management is working diligently in an effort to correct these issues.
     Cash Flow. The Company’s funding of day-to-day operations and all payments required under the Approved Plan will rely on cash flow and cash on hand. The Company currently does not have access to a revolving line of credit. The Approved Plan also obligates the Company to pay Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) to creditors to reduce the Company’s debt. The nature of the Company’s business requires substantial capital expenditures in order to buy the equipment used to generate revenues. As a result, management views cash flow as particularly critical to the Company’s operations. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable, and inventories) and current liabilities (principally accounts payable and accrued expenses). Management attempts to monitor and improve cash flow in a number of ways, including inventory utilization analysis, cash flow forecasting, and accounts receivable collection. In that regard, the length of time that it takes to collect receivables can have a significant impact on the Company’s liquidity as described below in “Days Sales Outstanding.”
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or timelier payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO decreased from 61 days at December 31, 2005 to 59 days at December 31, 2006 due to improved cash collections on current billings and improved timeliness in obtaining necessary billing documentation.
     Unbilled Revenues. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which reports the amount of sales and rental revenues that have not yet been billed to the payors due to incomplete documentation or the receipt of the Certificate of Medical Necessity (“CMN”) from the providers. Unbilled revenue net of allowances was $11.3 million at December 31, 2005. At December 31, 2006, unbilled revenue net of allowances was $10.7 million. The decrease in unbilled revenue in the current year primarily is the result of improvements made in CMN procurement processes.
     Productivity and Profitability. As discussed above, the fixed price reimbursement and declining reimbursement rates in the Company’s industry makes it particularly important to control expenses. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are productivity analysis and profitability analysis. For instance, management analyzes billing center productivity using measures such as monthly revenue processed per full time equivalent (FTE) and monthly claims processed per FTE, with the goal of increasing productivity and eliminating the resulting excess capacity. Additionally, the Company monitors productivity of its branch locations by measuring each branch’s personnel costs against a predetermined productivity standard. This measurement highlights opportunities for improved productivity and reductions in personnel expenses on a branch and area basis. These analyses have enabled the Company to consolidate billing centers, improve productivity at branches and reduce expenses. Moreover, they help identify and standardize best practices and identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have led to the closure or consolidation of branches and to the emphasis on products and new sales initiatives. During 2006, the Company closed or consolidated 18 branch locations and opened 4 branch locations. The Company did not close or consolidate any billing centers in 2006. The Company did not exit any lines of business as a result of the closures, and as such, they are not deemed discontinued operations.
     In light of the reimbursement reductions affecting the Company over the past several years and given the likelihood of continued reimbursement reductions in the future, management will continue to be focused on evolving the Company’s business model to improve productivity and reduce costs throughout 2007 and beyond. Initiatives include centralization of certain functions currently residing at the branch level, consolidation of certain billing center functions, and continued productivity improvements in branches and billing centers. Examples of centralization initiatives include the centralization of revenue qualification processes, the centralization of order processing, the establishment of patient service centers and a CPAP support center, and the centralization of pharmacy activities. Initiatives are also in place to improve asset utilization, reduce capital expenditures, reduce bad debt expense and revenue deductions, and reduce costs of delivery of products to patients. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”
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
     Reimbursement Changes and the Company’s Response. The Company regularly is faced with reimbursement reductions and the prospect of additional reimbursement cuts. The impact of previous reimbursement changes is discussed in detail in “Business — Revenues”. These past changes will continue to impact the Company’s operating results, liquidity and capital resources.
     The following reimbursement changes already enacted will further impact the Company in 2007 and beyond:
     Competitive Bidding: The Medicare Prescription Drug, Improvement and Modernization Act of 2003 froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the start of a competitive bidding process which is scheduled to begin at some point in 2007. The actual start date has not yet been announced. On May 1, 2006, the Department of Health and Human Services (“HHS”) issued a Notice of Proposed Rulemaking (“NPRM”) to specify requirements of competitive bidding as mandated by the MMA. Included in the NPRM is a methodology by which HHS would determine which of the 10 largest Metropolitan Statistical Areas (“MSAs”) would start the competitive bidding process in 2007. By 2009, competitive bidding will be expanded to 80 additional MSAs, with more areas added after 2009. At this time, it is not known which 10 MSAs will be initially selected or which of the Company’s locations will be included in the competitive bidding process. Additionally, it is not known specifically which products will be included in the competitive bidding process or the impact competitive bidding will have on reimbursement rates. Therefore, the Company is not able to estimate the financial impact of the competitive bidding process, but such impact could be material.
     Accreditation: The Secretary of the Department of Health and Human Services is required to establish and implement quality standards for suppliers of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS suppliers”). CMS published the standards on its web site on August 14, 2006. In order to continue to bill under Medicare Part B, DMEPOS suppliers will be required to meet these standards through an accreditation process outlined in the CMS final rule on accreditation issued August 18, 2006. The effective date of required compliance with these quality standards has not yet been determined by CMS. The new quality standards reflect many of those currently required by certain healthcare accreditation organizations, such as the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), coupled with elements comprising the Company’s existing compliance, HIPAA privacy, and HIPAA security programs. All of the Company’s operating branch locations are currently accredited by JCAHO.
     DRA Reimbursement Impact: The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 8, 2006, affects the Company’s reimbursement in a number of ways including:
•	The DRA contains a provision that eliminated the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs and beds, as well as respiratory assist devices. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. The effective date of the provision to eliminate the capped rental methodology applies to items for which the first rental month occurs on or after January 1, 2006 and, as a result, there was no impact to the Company’s revenue in 2006. The impact will be realized over a period of several years beginning in 2007. When fully phased in, the Company estimates that the annual impact of the elimination of the capped rental payment methodology will be a reduction in rental revenue of approximately $5.8 million, but this could be offset to some degree by additional maintenance and service revenue paid by Medicare to the Company, which the Company is not able to quantify at this time.

•	The DRA also contains a provision that limits the monthly Medicare rental payments on oxygen equipment to 36 months. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met medical qualifications. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore, the transfer of title of oxygen equipment from the Company to the beneficiary will not begin until 2009.
•	On August 3, 2006, CMS published a Proposed Rule to implement the changes required by the DRA relating to the payment for oxygen, oxygen equipment, and capped rental DME items. The rule, which became final November 9, 2006 (“DRA Implementation Rule”), establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The DRA Implementation Rule also establishes a reimbursement rate for oxygen generating equipment for portability and changes regulations related to maintenance and equipment replacement reimbursement. Under the DRA Implementation Rule, during the initial 36 months of rental, the reimbursement rate for concentrators and stationary liquid and gas systems is $198.40 per month for calendar years 2007 and 2008, $193.21 for 2009, and $189.39 for 2010. For liquid or gas portable equipment, the reimbursement rate is a $31.79 add-on per month from 2007 through 2010, and for oxygen generating portable equipment, the reimbursement rate is an add-on of $51.63 per month for 2007 through 2010. During 2006, the Company’s average reimbursement rate for concentrators and stationary equipment was $199.84 per month, with a portable add-on of $31.79 per month.

•	The DRA will effectively decrease the period over which rental revenue will be generated for certain items of equipment. As a result, the depreciable lives for the affected rental equipment were decreased beginning January 1, 2006, which resulted in additional depreciation expense of approximately $2.4 million for the twelve months ended December 31, 2006.

•	The DRA also requires proof of U.S. citizenship, with certain exceptions, before an individual can enroll for health care benefits through Medicaid or renew his/her Medicaid benefits. The Company began validating coverage for all existing Medicaid beneficiaries prior to billing for services as of July 1, 2006. The Company cannot estimate the impact on revenues of the new documentation requirements.
     NPPV Changes: In the first quarter of 2006, CMS announced that non-invasive positive pressure ventilators (“NPPVs”) will no longer be considered an item requiring frequent and substantial servicing and therefore will no longer be rented for an indefinite period. As a result, rental payments for NPPVs will be capped at 13 months and the title to the equipment will transfer to the patient. The effective date for this reimbursement change was April 1, 2006, but CMS is allowing for a transition period for devices that were being rented by Medicare beneficiaries at that date. Therefore rental payments in the months prior to April 1, 2006 will not count toward the rental payment cap. As a result, the reduction in revenue associated with this reimbursement change will not begin until 2007. The Company estimates that the annual impact of this reimbursement change will be a revenue reduction of approximately $1.7 million.

     The following proposed changes could, if enacted in their proposed or a modified form could have a significant impact on the Company:
     13-month Capped Rental for Oxygen Equipment: The proposed budget of the United States Government for fiscal year 2008 includes a proposal to limit Medicare rental payments of most oxygen equipment to 13 months from the current 36 months as specified in the DRA. Additionally, in September 2006, the Office of Inspector General of the Department of Health and Human Services issued a report entitled “Medicare Home Oxygen Equipment: Cost and Servicing.” This report recommended, among other things, that CMS work with Congress to reduce the current 36 month rental period for oxygen equipment specifically noting the anticipated savings to the Medicare program if oxygen equipment were to be capped at 13 months. Subsequently, CMS issued a response, indicating agreement with this recommendation. The Company cannot predict the ultimate outcome of the proposed 13 month rental cap for oxygen equipment, but believes that any significant decrease in the current 36 month rental period will have a substantial and material negative financial impact to the Company. Such a decrease may require the Company to alter significantly its business model and cost structure as well as limit or eliminate certain products or services currently provided to patients in order to avoid substantial losses. There can be no assurance that the Company could successfully manage these changes. Additionally, management believes that such a drastic reduction in reimbursement for oxygen equipment would limit access to life-sustaining oxygen required by numerous Medicare beneficiaries.
     Inhalation Drug Proposals: In March 2006, CMS’ DME Program Safeguard Contractors proposed significantly lower reimbursement rates for two of the Company’s inhalation drug products, Xopenex and DuoNeb. If the proposed reimbursement rates go into effect, the Company will no longer be able to provide Xopenex and DuoNeb. As a result, the Company will be forced to provide albuterol to patients currently receiving Xopenex and provide separate unit dose vials of albuterol and ipratropium bromide to patients currently receiving DuoNeb, which would have a material negative impact on the Company’s financial results. Additionally, limiting access to Xopenex and DuoNeb could result in decreased patient compliance, increased risks to the patient, increased morbidity and mortality, and increased healthcare costs. See “Business — Revenues” and “Risk Factors.”
     Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions through a variety of initiatives designed to grow revenues See “Business — Sales and Marketing” for a discussion of the Company’s initiatives to grow revenues. In addition, management will continue to be focused on evolving the Company’s business model to improve productivity and reduce costs. These efforts will particularly emphasize centralization and consolidation of functions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Productivity and Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse impact will be material in 2007 and beyond. See “Risk Factors.”

     Product Mix. The Company’s strategy for 2006 was to maintain a diversified offering of home health care services reflective of its current business mix with a strong emphasis on respiratory services, primarily oxygen and sleep-related products and services. For 2007, respiratory services will remain a primary focus along with enteral nutrition products. This emphasis could impact the overall product mix of the Company, which in turn could affect revenues and profitability.
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
     Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the creditworthiness and collectibility of amounts due from its patients. Approximately 61% of the Company’s 2006 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided or when merchandise or equipment is delivered to patients. Revenues are recorded net of estimated adjustments for billing errors or other reimbursement adjustments. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as an adjustment to revenue in the period known.
     Sales and related services revenues include all product sales to patients and are derived from the sale of aerosol medications and respiratory therapy equipment and supplies, the provision of infusion therapies, the sale of home health care equipment and supplies, and services related to the delivery of these products. Sales revenues are recognized at the time of delivery using fixed fee schedules based upon the type of product and the payor and are billed when the Company has obtained the properly completed CMN, where applicable. Rentals and other patient revenues are derived from the rental of equipment related to the provision of respiratory therapy, home health care equipment, and enteral pumps. All rentals of the equipment are provided by the Company on a month-to-month basis and are billed using fixed monthly fee schedules based upon the type of rental and the payor when the Company has obtained the properly completed CMN from the health care provider, when applicable. Certain pieces of equipment are subject to capped rental arrangements, whereby title to the equipment transfers to the patient at the end of the capped rental payment period.
     Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental revenue ratably over the monthly service period and defers revenue for the portion of the monthly bill which is unearned. The fixed monthly rental encompasses the rental of the product, delivery, set-up, instruction, maintenance, repairs, and providing backup systems when needed, and as such, no separate revenue is earned from the initial equipment delivery and setup process. Routine maintenance and servicing of the equipment is the responsibility of the Company for as long as the patient is renting the equipment.
     Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations.
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
     The Company’s allowance for doubtful accounts totaled approximately $17.1 million and $16.0 million as of December 31, 2006 and 2005, respectively.
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

     The table below details an aging by payor of the Company’s gross patient accounts receivable as of December 31, 2006.
Gross Patient Accounts Receivable by Payor
(In thousands)

		Days Outstanding
			Unbilled &
			Open Orders					Unbilled	Unbilled			Unapplied
	Total	Current	0-90	31-60	61-90	91-120	121-180	91-180	> 180	181-360	> 360	Cash

Managed Care	$21,943	$8,166	$1,606	$3,216	$2,000	$1,192	$1,509	$479	$292	$3,042	$441	$—
Medicaid	7,950	2,453	956	1,021	676	410	568	433	322	1,128	(17)	—
Medicare	24,012	12,423	3,405	1,632	1,142	694	837	1,007	726	1,759	387	—
Other Payors	6,190	2,112	326	1,061	679	399	479	97	63	987	(13)	—
Private Pay	4,164	1,190	1	725	588	441	602	—	—	608	9	—

A/R Aged by Payor	$64,259	$26,344	$6,294	$7,655	$5,085	$3,136	$3,995	$2,016	$1,403	$7,524	$807	$—

Other Billed A/R	2,785	809	—	529	231	113	177	—	—	358	568	—
Other Unbilled A/R	4,465	—	4,342	—	—	—	—	49	74	—	—	—

Unapplied Cash	(722)	—	—	—	—	—	—	—	—	—	—	(722)

Total Aged A/R	$70,787	$27,153	$10,636	$8,184	$5,316	$3,249	$4,172	$2,065	$1,477	$7,882	$1,375	$(722)

     Other billed accounts receivable in the table above is primarily comprised of accounts receivable tracked by billing systems that are unable to provide aging data by payor. Other unbilled accounts receivable is primarily comprised of open orders and manually accrued accounts receivable for which aging data by payor is not available.
     Inventory Valuation and Cost of Sales Recognition. Inventories represent certain equipment and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory on an interim basis using an estimated gross margin percentage, based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. The Company records a valuation allowance for obsolete and slow moving items and for specific inventory. The Company is subject to loss for inventory adjustments in excess of the recorded inventory valuation allowance. The inventory valuation allowance was $0.8 million and $0.9 million at December 31, 2006 and 2005, respectively.
     Rental Equipment Valuation. Equipment is rented to patients on a month-to-month basis for use in their homes and is depreciated over the equipment’s estimated useful life. On an annual basis the Company performs physical counts of rental equipment at each center and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated, damaged, or obsolete equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for damaged, outdated, or obsolete equipment. Management records a valuation allowance for its estimated lost, damaged, outdated, or obsolete rental equipment based upon historical adjustment amounts and believes the recorded rental allowance is adequate. The Company is subject to loss for adjustments in excess of its recorded rental equipment valuation allowance. The Company’s rental equipment valuation allowance totaled $0.7 million and $1.0 million at December 31, 2006 and 2005, respectively.

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
     There was no impairment recognized as a result of the Company’s annual impairment testing as of September 2006.
     Self Insurance. Self-insurance accruals primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance, auto liability, commercial general and professional liability insurance. The Company is insured for workers’ compensation and auto liability but retains the first $250,000 of risk exposure for each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2006, 2005 and 2004, as such coverage was not available. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The estimated liability for workers’ compensation claims totaled approximately $3.4 million and $4.0 million as of December 31, 2006 and 2005, respectively. The estimated liability for auto claims totaled approximately $0.7 million and $1.3 million as of December 31, 2006 and 2005, respectively. The estimated total liability for commercial general and professional liability claims was $1.1 million and $0.9 million as of December 31, 2006 and 2005, respectively. The Company utilizes analyses prepared by a third-party administrator based on historical claims information to determine the required accrual and related expense associated with workers’ compensation, auto liability, commercial general and professional liability insurance. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by the third-party administrator.
     The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis. The Company maintained annual aggregate stop loss coverage of $9.9 million for 2006. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2006, 2005 and 2004. The estimated liability for health insurance claims totaled approximately $1.2 million and $1.4 million as of December 31, 2006 and 2005, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred but unpaid reported claims and for incurred but not yet reported claims based upon its assessment of the lag time in reporting and paying claims. Judgments include: assessing historical paid claims; average lags between the claims’ incurred dates, reported dates and paid dates; the frequency of claims; and the severity of claims.
     The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. The Company maintained cash collateral balances of $6.0 million at December 31, 2006, related to its self-insured obligations, which is included in other assets.
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
RESULTS OF OPERATIONS
Summary of Statement of Operations Reporting
     The Company reports its revenues as follows: (i) sales and related services revenues; and (ii) rentals and other revenues. Sales and related services revenues are derived from the sale of aerosol medications and respiratory therapy equipment, the provision of infusion therapies, the sale of home health care equipment and medical supplies, and the sale of supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of equipment related to the provision of respiratory therapies, home health care equipment, and enteral pumps. Cost of sales and related services includes the cost of equipment and drugs and related supplies sold to patients. Cost of rentals and other revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen cylinders, rent expense for leased equipment, and rental equipment depreciation expense and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, area management expenses, selling costs, occupancy costs, billing center costs and other operating costs. General and administrative expenses include corporate and senior management expenses. The majority of the Company’s joint ventures are not consolidated for financial statement reporting purposes. Earnings from unconsolidated joint ventures with hospitals represent the Company’s equity in earnings from unconsolidated joint ventures and management and administrative fees from unconsolidated joint ventures.

     The following table and related discussion set forth items from the Company’s consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenues	100%	100%	100%
Cost of sales and related services	26	24	21
Cost of rentals and other revenues, including rental equipment depreciation	14	12	12
Operating expenses	48	48	50
Bad debt expense	3	3	3
General and administrative expense	6	5	5
Depreciation, excluding rental equipment, and amortization	1	1	1
Interest expense, net	5	5	5
Other income, net	—	—	—

Total expenses	103	98	97

Earnings from joint ventures	(2)	(1)	(1)
(Loss) income from operations before reorganization items and income taxes	(1)	3	4
Reorganization items	—	—	—
Provision for income taxes	—	—	—

Net (loss) income	(1)%	3%	4%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Revenues. Revenues decreased from $328.4 million in 2005 to $328.1 million in 2006, a decrease of $0.3 million, or 0.1%. Medicare reimbursement reductions reduced revenues by approximately $6.6 million in 2006 compared to 2005. Without these reductions, revenues would have increased $6.3 million, or 1.9%. This revenue growth was primarily the result of internal growth associated with the Company’s respiratory-related product lines, including sleep therapy, oxygen, and inhalation drugs, partially offset by decreases in revenues associated with non-focus product lines, including certain durable medical equipment items and infusion therapy. Following is a discussion of the components of revenues:
          Sales and Related Services Revenues. Sales and related services revenues decreased from $141.6 million in 2005 to $141.0 million in 2006, a decrease of $0.6 million, or 0.4%. Medicare reimbursement reductions reduced sales and related services revenues by $5.0 million in 2006 compared to 2005. Without these reductions, sales and related services revenues would have increased $4.4 million, or 3.1%, compared to the prior year.
          Rentals and Other Revenues. Rentals and other revenues increased from $186.8 million in 2005 to $187.1 million in 2006, an increase of $0.3 million, or 0.2%. Medicare reimbursement reductions reduced rental revenues by approximately $1.6 million in 2006 compared to 2005. Without these reductions, rental revenues in 2006 would have increased $1.9 million, or 1.0%.

     Cost of Sales and Related Services. Cost of sales and related services increased from $79.4 million in 2005 to $84.8 million in 2006, an increase of $5.4 million, or 6.8%. As a percentage of revenues, cost of sales and related services increased from 24.2% for 2005 to 25.9% for 2006. As a percentage of sales and related services revenues, cost of sales and related services increased from 56.1% for 2005 to 60.2% for 2006. This increase is primarily attributable to reduced reimbursement and increased cost of sales of inhalation drugs associated with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.
     Cost of Rental Revenues. Cost of rental revenues increased from $39.9 million in 2005 to $45.1 million in 2006, an increase of $5.2 million, or 13.0%. This increase is primarily the result of a higher level of rental equipment depreciation. Rental equipment depreciation increased in 2006 due to growth in the Company’s oxygen and sleep-related revenues, additional depreciation associated with reductions in estimated useful lives of rental equipment affected by the DRA, and write-offs associated with the disposal or obsolescence of certain rental equipment assets in connection with the Company’s implementation of an automated asset tracking system for its fleet of rental equipment assets. As a percentage of revenues, cost of rental revenues increased from 12.1% in 2005 to 13.7% in 2006. As a percentage of rental revenues, cost of rental revenue increased from 21.3% in 2005 to 24.1% in 2006 due to the increase in rental equipment depreciation expense described above and a higher percentage of revenue associated with respiratory assist devices, which have a relatively short depreciable life.
     Operating Expenses. Operating expenses decreased from $158.9 million in 2005 to $156.1 million in 2006, a decrease of $2.8 million, or 1.8%. As a percentage of revenues, operating expenses decreased from 48.4% to 47.6% for 2005 and 2006, respectively. The decrease is primarily the result of the Company’s initiatives to improve operating efficiencies and reduce operating costs. The majority of the decrease in operating expenses occurred in the fourth quarter of 2006.
     Bad Debt Expense. Bad debt expense increased from $9.4 million in 2005 to $10.8 million in 2006, an increase of $1.4 million, or 14.9%. As a percentage of revenues, bad debt expense was 2.9% and 3.3% for 2005 and 2006, respectively. The increase in bad debt expense is due to a deterioration in the aging of accounts receivable in 2006 primarily in three of the Company’s 13 billing centers. The deterioration in aging at these three billing centers was due primarily to processing issues.
     General and Administrative Expenses. General and administrative expenses increased from $16.8 million in 2005 to $18.1 million in 2006, an increase of $1.3 million, or 7.7%. As a percentage of revenues, general and administrative expenses were 5.1% for 2005 and 5.5% for 2006. General and administrative expenses were affected in the current year by increases in certain expenses associated with the start up of an inhalation drug pharmacy operation, enhancements to information systems and processes, and additional centralization of field activities. Also, the Company’s adoption of SFAS 123R “Share-Based Payment” effective January 1, 2006, significantly contributed to the increase in general and administrative expenses.
     Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses remained constant at $3.6 million for 2005 and 2006.

     Interest Expense, Net. Interest expense, net, increased from $17.1 million in 2005 to $17.2 million in 2006, an increase of $0.1 million, or 0.6%. This increase is due to interest associated with payments made in connection with the rejected warrants.
     Other Income, Net. Other income, net, was $0.4 million for 2005 compared to $0.3 million for 2006. Other income, net, primarily relates to investment gains or losses associated with collateral interest in split dollar life insurance policies.
     Earnings from Joint Ventures. Earnings from joint ventures were $4.8 million for 2005 compared to $5.4 million for 2006, an increase of $0.6 million, or 13%. This increase is due to improved operating results of several of the Company’s joint ventures in 2006.
     Reorganization Items. During 2005 and 2006, the Company incurred certain expenses totaling $0.4 million and $0.3 million, respectively as a result of certain on-going legal issues associated with the Company’s Chapter 11 filing in 2002. These expenses are comprised of professional and other fees.
     Provision for Income Taxes. The provision for income taxes remained constant at $0.3 million for 2005 and 2006. The provision for income taxes recorded in 2005 and 2006 is for state and local taxes.
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
     Cost of Rental Revenues. Cost of rental revenues increased from $38.8 million in 2004 to $39.9 million in 2005, an increase of $1.1 million, or 2.8%. This increase is primarily the result of a higher level of rental equipment depreciation associated with the Company’s growth in rentals of oxygen equipment and respiratory assist devices. As a percentage of revenues, cost of rental revenues increased from 11.5% in 2004 to 12.1% in 2005. As a percentage of rental revenues, cost of rental revenue increased from 20.3% in 2004 to 21.3% in 2005. This increase is primarily the result of oxygen reimbursement reductions in the current year associated with the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
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
Liquidity and Capital Resources
     At December 31, 2006 the Company had current assets of $78.5 million and current liabilities of $47.1 million, resulting in working capital of $31.4 million and current ratio of 1.7x as compared to a working capital of $35.2 million and a current ratio of 1.7x at December 31, 2005.
     Pursuant to the Approved Plan associated with the Company’s emergence from Bankruptcy in July 2003, the Company has secured long-term debt of $250.0 million, as evidenced by a promissory note to the Lenders that is secured by various security agreements.
     The Approved Plan provides that the $250.0 million secured debt matures on August 1, 2009 and that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment is due on each previous September 30 in an amount equal to one-half of the anticipated March payment. No payment was due on March 31, 2006 as the Company did not have Excess Cash Flow as of December 31, 2005 and no payment was due on September 30, 2006 as the Company did not anticipate having Excess Cash Flow at December 31, 2006.
     The Company has made all payments due under the Approved Plan as of December 31, 2006. As of December 31, 2006, the Lenders were owed $250.0 million. In the fourth quarter of 2006, the Company paid the warrant holders $0.8 million, plus $0.2 million of accrued interest, related to damages associated with rejection of warrants. All pre-petition unsecured claims were paid in full as of December 31, 2006.
     The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of December 31, 2006, the Company had unrestricted cash and cash equivalents of approximately $6.8 million.
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
     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan through 2007. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The Company’s future liquidity will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $53.7 million and $55.2 million at December 31, 2006 and December 31, 2005, respectively. Average days’ sales in accounts receivable (“DSO”) was approximately 59 days and 61 days at December 31, 2006 and December 31, 2005, respectively. The Company calculates DSO by dividing the previous 90 days of revenue (excluding dispositions and acquisitions), net of bad debt expense into net patient accounts receivable and multiplying the ratio by 90 days. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources have been, and will continue to be, materially adversely impacted by the Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response” and “Risk Factors.”
     Net cash provided by operating activities increased from $25.1 million in 2005 to $34.7 million in 2006, an increase of $9.6 million. Net cash used in investing activities decreased from $25.7 million in 2005 to $25.2 million in 2006, a decrease of $0.5 million, which relates primarily to a decrease in additions to property and equipment due to improved vendor pricing and improved controls over purchasing of rental equipment. Net cash used in financing activities increased from $0.7 million in 2005 to $7.1 million in 2006, an increase of $6.4 million. The increase is primarily due to payments made for the OIG settlement, payment of warrants and payments on short-term note payable related to financed insurance premiums.

Contractual Obligations and Commercial Commitments
     The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of December 31, 2006:

						2011 &
	Total	2007	2008	2009	2010	thereafter

Long-term debt and capital leases	$251,257,000	$1,063,000	$77,000	$250,066,000	$47,000	$4,000

Interest on long-term debt and capital leases	44,454,000	17,212,000	17,251,000	9,991,000	—	—

Operating lease obligations	23,245,000	10,638,000	7,471,000	3,827,000	1,102,000	207,000

Total contractual cash obligations	$318,956,000	$28,913,000	$24,799,000	$263,884,000	$1,149,000	$211,000

Long-term debt is comprised entirely of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In addition to the scheduled principal payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured debt, as defined by the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year. As these payments will be based on excess cash at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the 2009 column per the table above, could require principal payments in years 2007 and 2008.
Interest on the long-term debt in the above table represents the maximum interest payments on the principal balance of $250.0 million in the event the Company does not make any excess cash flow payments or pre-payments in 2007, 2008 and 2009. Capital leases consist primarily of leases of office and computer equipment. Operating leases are noncancelable leases on certain vehicles and buildings.
At December 31, 2006, the Company has no off-balance sheet commitments or guarantees outstanding.
At December 31, 2006, the Company had two letters of credit totaling $650,000, of which $400,000 expires in May 2007 and $250,000 expires in January 2008. The letters of credit secure the Company’s obligations with respect to its professional liability insurance. The letters of credit are secured by a certificate of deposit, which is included in restricted cash.

Recently Issued Accounting Standards
     In September 2005, the Emerging Issues Task Force (EITF) issued EITF Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 provides guidance as to when purchases and sales of inventory with the same counterparty should be accounted for as a single exchange transaction. EITF 04-13 also provides guidance as to when a nonmonetary exchange of inventory should be accounted for at fair value. EITF 04-13 will be applied to new arrangements entered into, and modifications or renewals of existing arrangements occurring after January 1, 2007. The application of EITF 04-13 is not expected to have a significant impact on the Company’s financial statements.
     In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement” (Statement 157). SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Company does not anticipate that the adoption of Statement 157 will have a material impact on its results of operations or financial position.
     In September 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). EITF 06-4 provides guidance on the accounting for arrangements in which an employer owns and controls the insurance policy and has agreed to share a portion of the cash surrender value and/or death benefit with the employee. This guidance requires an employer to record a postretirement benefit, in accordance with FASB Statement No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967,” if there is an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period. This guidance is effective for reporting periods beginning after December 15, 2007. The Company does not anticipate that the adoption of EITF 06-4 will have a material impact on its results of operations or financial position.
     In September 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that could be realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (EITF 06-5). EITF 06-5 provides guidance on how an entity should determine the amount that could be realized under a life insurance contract at the balance sheet date. This guidance requires that the cash surrender value and any additional amounts provided by the contractual terms of the life insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized. This guidance is effective for reporting periods beginning after December 15, 2006. The Company does not anticipate that the adoption of EITF 06-5 will have a material impact on its results of operations and financial position.
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This guidance prohibits the use of the accrue-in-advance method of accounting for planned major activities because an obligation has not occurred and therefore a liability should not be recognized. The provisions of this guidance will be effective for reporting periods beginning after December 15, 2006. The Company does not anticipate that the adoption of the provisions of this guidance will have a material impact on its results of operations and financial presentation.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The provisions of FIN 48 will be effective for the Company on January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is in the process of assessing the impact of adopting FIN 48 on its results of operations and financial position.

Recently Adopted Accounting Standards
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123R using the modified prospective transition method.
     Effect January 1, 2006, the Company adopted FASB Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (Statement 151). Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period charges. In addition, Statement 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of Statement 157 had no impact on the Company’s results of operations or financial position.
     Effective January 1, 2006, the Company adopted the disclosure requirements of EITF Issue No. 06-3, “How Taxes collected from Customers and remitted to Governmental Authorities should be presented in the Income Statement” (that is, gross versus net presentation) for tax receipts on the face of their income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes (gross receipts taxes are excluded). The Company has historically presented such taxes on a net basis.
     Effective January 1, 2006, the Company adopted FASB Statement No. 154, “Accounting Changes and Error Corrections.” Statement 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The adoption of Statement 154 had no impact on the Company’s results of operations or financial position.

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
     The Company has not experienced large increases in either the cost of supplies or operating expenses due to inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Financial statements are contained on pages F-59 through F-89 of this Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
     In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2006. Based on such evaluation, such officers have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
     Information concerning directors, executive officers, and corporate governance of the Company is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2007 annual meeting of stockholders of the Company.

ITEM 11.	EXECUTIVE COMPENSATION
     Executive compensation information is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2007 annual meeting of stockholders of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The equity compensation plan information and the security ownership of certain beneficial owners and management information are incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2007 annual meeting of stockholders of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information concerning certain relationships, related transactions, and director independence, of the Company is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2007 annual meeting of stockholders of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information concerning the Company’s principal accountant fees and services is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2007 annual meeting of stockholders of the Company.

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

Date: March 13, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henry T. Blackstock	Director	March 13, 2007

Henry T. Blackstock

/s/ Joseph F. Furlong, III Joseph F. Furlong, III	Director, President, and Chief Executive Officer	March 13, 2007

/s/ Donald R. Millard	Director	March 13, 2007

Donald R. Millard

/s/ William C. O’Neil	Director	March 13, 2007

William C. O’Neil

/s/ W. Wayne Woody	Director	March 13, 2007

W. Wayne Woody

American HomePatient, Inc. and Subsidiaries
Consolidated Financial Statements
As of December 31, 2006 and 2005 and for each of the years in the three year period ended December 31, 2006
Together with Reports of Independent Registered Public Accounting Firms

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have audited the accompanying consolidated balance sheets of American HomePatient, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II — Valuation and Qualifying Accounts as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American HomePatient, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 2 and 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment. Also as discussed in Note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006 to conform to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.
/s/ KPMG LLP
Nashville, Tennessee
March 13, 2007

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,786,000	$4,444,000
Restricted cash	650,000	650,000
Accounts receivable, less allowance for doubtful accounts of $17,076,000 and $15,964,000, respectively	54,314,000	56,464,000
Inventories, net of inventory valuation allowances of $792,000 and $863,000, respectively	12,288,000	14,197,000
Prepaid expenses and other current assets	4,430,000	8,674,000

Total current assets	78,468,000	84,429,000

Property and equipment	163,666,000	172,541,000
Less accumulated depreciation and amortization	(112,255,000)	(115,560,000)

Property and equipment, net	51,411,000	56,981,000

Goodwill	121,834,000	121,834,000
Investment in joint ventures	8,691,000	8,128,000
Other assets	16,267,000	16,262,000

Total other assets	146,792,000	146,224,000

TOTAL ASSETS	$276,671,000	$287,634,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(Continued)

	2006	2005
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$1,063,000	$908,000
Accounts payable	19,345,000	18,110,000
Other payables	1,304,000	1,274,000
Short-term notes payable	248,000	3,805,000
Deferred revenue	7,097,000	—
Accrued expenses:
Payroll and related benefits	8,706,000	10,260,000
Insurance, including self-insurance accruals	6,246,000	7,552,000
Other	3,119,000	7,385,000

Total current liabilities	47,128,000	49,294,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	250,194,000	250,111,000
Other noncurrent liabilities	47,000	50,000

Total noncurrent liabilities	250,241,000	250,161,000

Total liabilities	297,369,000	299,455,000

MINORITY INTEREST	618,000	635,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 and 17,388,000 shares, respectively	176,000	174,000
Additional paid-in capital	175,083,000	174,113,000
Accumulated deficit	(196,575,000)	(186,743,000)

Total shareholders’ deficit	(21,316,000)	(12,456,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$276,671,000	$287,634,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
REVENUES:
Sales and related service revenues, net	$140,960,000	$141,569,000	$145,203,000
Rental revenues, net	187,120,000	186,849,000	190,620,000

Total revenues, net	328,080,000	328,418,000	335,823,000

EXPENSES:
Cost of sales and related services	84,847,000	79,441,000	71,934,000
Cost of rentals and other revenues, including rental equipment depreciation of $29,851,000, $24,307,000 and $23,502,000, respectively	45,106,000	39,879,000	38,779,000
Operating expenses	156,104,000	158,851,000	167,285,000
Bad debt expense	10,829,000	9,438,000	10,671,000
General and administrative	18,052,000	16,749,000	16,597,000
Depreciation, excluding rental equipment, and amortization	3,636,000	3,645,000	3,423,000
Interest expense, net	17,162,000	17,141,000	18,290,000
Other income, net	(335,000)	(365,000)	(344,000)

Total expenses	335,401,000	324,779,000	326,635,000

Earnings from unconsolidated joint ventures	5,373,000	4,816,000	4,751,000

(LOSS) INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(1,948,000)	8,455,000	13,939,000

Reorganization expense	291,000	384,000	658,000

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(2,239,000)	8,071,000	13,281,000

Provision for income taxes	348,000	327,000	50,000

NET (LOSS) INCOME	$(2,587,000)	$7,744,000	$13,231,000

NET (LOSS) INCOME PER COMMON SHARE:
- Basic	$(0.15)	$0.45	$0.80

- Diluted	$(0.15)	$0.43	$0.78

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	17,543,000	17,296,000	16,481,000

- Diluted	17,543,000	17,973,000	17,066,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in Capital	Deficit	Total

BALANCE, December 31, 2003	16,377,000	$164,000	$173,305,000	$(207,718,000)	$(34,249,000)

Issuance of shares through exercise of employee stock options including tax benefits	670,000	6,000	232,000	—	238,000
Non-cash compensation expense resulting from early vesting of stock options	—	—	51,000	—	51,000
Net income	—	—	—	13,231,000	13,231,000

BALANCE, December 31, 2004	17,047,000	$170,000	$173,588,000	$(194,487,000)	$(20,729,000)

Issuance of shares through exercise of employee stock options including tax benefits	341,000	4,000	525,000	—	529,000
Net income	—	—	—	7,744,000	7,744,000

BALANCE, December 31, 2005	17,388,000	$174,000	$174,113,000	$(186,743,000)	$(12,456,000)

SAB 108 cumulative adjustment	—	—	—	(7,245,000)	(7,245,000)
Issuance of shares through exercise of employee stock options including tax benefits	185,000	2,000	342,000	—	344,000
Non-cash compensation expense for stock options	—	—	628,000	—	628,000
Net loss	—	—	—	(2,587,000)	(2,587,000)

BALANCE, December 31, 2006	17,573,000	176,000	175,083,000	(196,575,000)	(21,316,000)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,587,000)	$7,744,000	$13,231,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	33,487,000	27,952,000	26,925,000
Bad debt expense	10,829,000	9,438,000	10,671,000
Stock compensation expense	628,000	—	51,000
Equity in earnings of unconsolidated joint ventures	(3,495,000)	(3,003,000)	(2,800,000)
Minority interest	421,000	417,000	226,000
Reorganization items	291,000	384,000	658,000
Reorganization items paid	(296,000)	(437,000)	(1,378,000)

Change in assets and liabilities:
Accounts receivable	(9,249,000)	(13,385,000)	(4,313,000)
Inventories	1,909,000	1,750,000	528,000
Prepaid expenses and other current assets	4,244,000	(2,313,000)	(2,230,000)
Deferred revenue	(148,000)	—	—
Accounts payable, other payables and accrued expenses	(3,123,000)	(973,000)	(4,949,000)
Other assets and liabilities	(1,185,000)	(4,069,000)	(3,597,000)
Due to unconsolidated joint ventures, net	2,932,000	1,573,000	5,308,000

Net cash provided by operating activities	34,658,000	25,078,000	38,331,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(25,189,000)	(25,722,000)	(27,595,000)

Net cash used in investing activities	$(25,189,000)	$(25,722,000)	$(27,595,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Continued)

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(438,000)	$(316,000)	$(190,000)
Proceeds from exercise of employee stock options	457,000	529,000	238,000
Principal payments on long-term debt and capital leases	(743,000)	(1,039,000)	(10,996,000)
Principal payments on short-term note payable	(3,557,000)	142,000	3,663,000
Payment for OIG settlement	(2,000,000)	—	—
Payment of warrants	(846,000)	—	—
Restricted cash	—	—	(250,000)

Net cash used in financing activities	(7,127,000)	(684,000)	(7,535,000)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,342,000	(1,328,000)	3,201,000

CASH AND CASH EQUIVALENTS, beginning of year	4,444,000	5,772,000	2,571,000

CASH AND CASH EQUIVALENTS, end of year	$6,786,000	$4,444,000	$5,772,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$18,304,000	$17,498,000	$18,836,000

Cash payments of income taxes	$569,000	$465,000	$567,000

NON-CASH ACTIVITY:
Capital leases entered into for property and equipment	$1,551,000	$140,000	$—
Write-off of related notes receivable and notes payable	$570,000	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
1.	ORGANIZATION AND BACKGROUND

American HomePatient, Inc. and subsidiaries (the “Company” or “American HomePatient”) provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. As of December 31, 2006, the Company provides these services to patients, primarily in the home, through 249 centers in 34 states.

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

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R) Consolidation of Variable Interest Entities (“FIN 46 R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46 (R). The Company has not identified any variable interest entities at December 31, 2006 or 2005, for which consolidation is required.

Revenues

The Company’s principal business is to provide home health care services and products to patients, primarily in the home. Approximately 61% of the Company’s revenues in 2006 and 2005 and 62% in 2004 are from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon fixed rates. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Revenues are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as a reduction to revenue in the period known.

Sales revenues and related services include all product sales to patients and are derived from the sale of aerosol medications and respiratory therapy equipment, the provision of infusion therapies, the sale of home health care equipment and medical supplies, and the sale of supplies and the provision of services related to the delivery of these products. Sales revenues are recognized at the time of delivery and are billed using fixed fee schedules based upon the type of product and the payor when the Company has obtained the properly completed Certificate for Medical Necessity (“CMN”) from the health care provider, when applicable.
Rentals and other patient revenues are derived from the rental of equipment related to the provision of respiratory therapy, home health care equipment, and enteral pumps. All rentals of the equipment are provided by the Company on a month-to-month basis and are billed using fixed monthly fee schedules based upon the type of rental and the payor when the Company has obtained the properly completed CMN from the health care provider, when applicable. Certain pieces of equipment are subject to capped rental arrangements, whereby title to the equipment transfers to the patient at the end of the capped rental payment period.

Once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery. The Company recognizes rental revenue ratably over the monthly service period and defers revenue for the portion of the monthly bill which is unearned. The fixed monthly rental encompasses the rental of the product, delivery, set-up, instruction, maintenance, repairs, and providing backup systems when needed, and as such, no separate revenue is earned from the initial equipment delivery and setup process. Routine maintenance and servicing of the equipment is the responsibility of the Company for as long as the patient is renting the equipment.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations.

The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,
	2006	2005	2004
Home respiratory therapy services	75%	73%	71%
Home infusion therapy services	12	12	12
Home medical equipment and home health supplies	13	15	17

Total	100%	100%	100%

Cash Equivalents
Cash equivalents at December 31, 2006 and 2005 consist of overnight repurchase agreements with an original term of less than three months. For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Restricted Cash
Restricted cash at December 31, 2006 and 2005 consists of certificates of deposit, which are used as collateral for letters of credit associated with the Company’s professional liability insurance.
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets at December 31, 2006 and 2005 are primarily comprised of prepaid insurance premiums and include other deposits from which the Company expects to benefit within the next year. At December 31, 2006 and 2005, prepaid insurance premiums comprised $1,422,000 and $4,924,000 of prepaid expenses and other current assets, respectively.
Property and Equipment
Property and equipment are stated at cost and are depreciated or amortized primarily using the straight-line method over the estimated useful lives of the assets for financial reporting purposes and the accelerated cost recovery method for income tax reporting purposes. Assets under capital leases and leasehold improvements under operating leases are amortized and depreciated over the lesser of their estimated useful life or the base term of the lease for financial reporting purposes. The estimated useful lives are as follows: buildings and improvements, 25 years; rental equipment, 18 months to 5 years; furniture, fixtures and equipment, 4-7 years; leasehold improvements, 3-5 years; and delivery equipment, 3 years.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount in which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and Other Intangible Assets
Goodwill represents the excess of costs over fair value of assets of businesses acquired. Intangible assets with finite useful lives are amortized, and goodwill and intangible assets with indefinite lives are not amortized. Goodwill is tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. The Company has selected September 30 as its annual testing date. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company operates as one reporting unit.
During 2006 and 2005, the Company performed its annual impairment review of goodwill and concluded there was no impairment in either year.
Investments in Unconsolidated Joint Ventures
Investments in unconsolidated joint ventures of nine companies are accounted for by the equity method. The Company would recognize a loss when there is a loss in value in the equity method investment which is determined to be an other than temporary decline.
Other Assets
Other assets consist of deposits with vendors and lessors which total $8,193,000 and $8,772,000 as of December 31, 2006 and 2005, respectively. The Company also has other assets of $6,141,000 and $5,869,000 at December 31, 2006 and 2005, respectively, relating to life insurance arrangements that were recorded in connection with the prior acquisitions of certain home health care businesses and in connection with bonuses for employees. These assets are recorded at the amount to be received discounted over the remaining life expectancy of the insured. These amounts are reflected in other assets in the accompanying consolidated balance sheets.
Short-Term Notes Payable
Short-term notes payable of $248,000 and $3,805,000 at December 31, 2006 and 2005, respectively, is comprised of borrowings to finance the Company’s insurance premiums for its general insurance policies for the policy year. At December 31, 2006 it was comprised of one note bearing an interest rate of 8.5%, payable in ten monthly installments with maturity on May 6, 2007.
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

Stock Based Compensation
Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense was recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock- Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of these statements. The following table illustrates the effect on net earnings if the fair-value-based method had been applied to all outstanding and unvested awards for the years ended December 31, 2005 and 2004.

	2005	2004

Net income — as reported	$7,744,000	$13,231,000
Additional compensation expense	(466,000)	(601,000)

Net income — pro forma	7,278,000	12,630,000

Net income per common share — as reported
- Basic	$0.45	$0.80
- Diluted	$0.43	$0.78

Net income per common share — pro forma
- Basic	$0.42	$0.77
- Diluted	$0.40	$0.74
Deductions for stock-based employee compensation expense in the table above were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility. The Company applies a 39% tax rate to arrive at the after tax deduction.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment,” using the modified prospective method. Under this method, compensation costs for 2006 are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for 2006 were calculated using the Black-Scholes option-pricing model. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility since the emergence from bankruptcy.
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

There were 50,000 options granted in the fourth quarter ended December 31, 2006. The estimated fair value of these options was $1.07 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 99%; expected life of 5 years; and risk-free interest rate of 4.70%.
The adoption of SFAS No. 123(R) using the modified prospective method resulted in the Company recognizing $628,000 of stock-based compensation expense in the year ended December 31, 2006.
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
Comprehensive Income (Loss)
The Company did not have any components of comprehensive income (loss) other than net income (loss) in all periods presented.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of accounts receivable, inventory, goodwill and deferred tax assets; the carrying amount of property and equipment; and the amount of self insurance accruals for healthcare, vehicle, and workers’ compensation claims. Actual results could differ from those estimates.
Fair Value of Financial Instruments
Management utilizes quoted market prices or pricing information of similar instruments to estimate the fair value of financial instruments. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these items.
The fair value of the Company’s long-term debt at December 31, 2006 and 2005 is approximately $241.5 million and $239.0 million, respectively, and is estimated by discounting the future cash flows of each instrument at estimated rates currently attainable by the Company for similar debt instruments of comparable maturities.
Recently Issued Accounting Standards
In September 2005, the Emerging Issues Task Force (EITF) issued EITF Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 provides guidance as to when purchases and sales of inventory with the same counterparty should be accounted for as a single exchange transaction. EITF 04-13 also provides guidance as to when a nonmonetary exchange of inventory should be accounted for at fair value. EITF 04-13 will be applied to new arrangements entered into, and modifications or renewals of existing arrangements occurring after January 1, 2007. The application of EITF 04-13 is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement” (Statement 157). SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Company does not anticipate that the adoption of Statement 157 will have a material impact on its results of operations or financial position.
In September 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). EITF 06-4 provides guidance on the accounting for arrangements in which an employer owns and controls the insurance policy and has agreed to share a portion of the cash surrender value and/or death benefit with the employee. This guidance requires an employer to record a postretirement benefit, in accordance with FASB Statement No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967,” if there is an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period. This guidance is effective for reporting periods beginning after December 15, 2007. The Company does not anticipate that the adoption of EITF 06-4 will have a material impact on its results of operations or financial position.
In September 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount that could be realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (EITF 06-5). EITF 06-5 provides guidance on how an entity should determine the amount that could be realized under a life insurance contract at the balance sheet date. This guidance requires that the cash surrender value and any additional amounts provided by the contractual terms of the life insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized. This guidance is effective for reporting periods beginning after December 15, 2006. The Company does not anticipate that the adoption of EITF 06-5 will have a material impact on its results of operations and financial position.
In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This guidance prohibits the use of the accrue-in-advance method of accounting for planned major activities because an obligation has not occurred and therefore a liability should not be recognized. The provisions of this guidance will be effective for reporting periods beginning after December 15, 2006. The Company does not anticipate that the adoption of the provisions of this guidance will have a material impact on its results of operations and financial presentation.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The provisions of FIN 48 will be effective for the Company on January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not anticipate that the adoption of FIN 48 will have a material impact on its results of operations and financial presentation.
     Recently Adopted Accounting Standards
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123R using the modified prospective transition method (refer to note 2).
Effect January 1, 2006, the Company adopted FASB Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (Statement 151). Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period charges. In addition, Statement 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of Statement 157 had no impact on the Company’s results of operations or financial position.
Effective January 1, 2006, the Company adopted the disclosure requirements of EITF Issue No. 06-3, “How Taxes collected from Customers and remitted to Governmental Authorities should be presented in the Income Statement” (that is, gross versus net presentation) for tax receipts on the face of their income statements (refer to note 2). The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes (gross receipts taxes are excluded). The Company has historically presented such taxes on a net basis.
Effective January 1, 2006, the Company adopted FASB Statement No. 154, “Accounting Changes and Error Corrections.” Statement 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. The adoption of Statement 154 had no impact on the Company’s results of operations or financial position.
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
As of December 31, 2006, all administrative, priority and unsecured claims to be paid under the Approved Plan have been paid in full. The Company has made all payments due under the Approved Plan as of December 31, 2006.
     Reorganization Items
Reorganization items represent expenses that were incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Professional and other fees related to the reorganization were $291,000, $384,000 and $658,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

4. INVESTMENT IN JOINT VENTURES
The Company owns 50% of nine home health care businesses, and 70% of two home health care businesses as of December 31, 2006 and 2005 (the “Joint Ventures”). The remaining ownership percentage of each joint venture is owned by local hospitals or other investors within the same community. Under management agreements, the Company is responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The operations of the two 70% owned joint ventures are consolidated with the operations of the Company. The operations of the nine 50% owned joint ventures are not consolidated with the operations of the Company and are accounted for by the Company under the equity method of accounting.
The Company provides accounting and receivable billing services to the joint ventures. The joint ventures are charged for their share of such costs based on contract terms. The Company’s earnings from unconsolidated joint ventures include equity in earnings of 50% owned joint ventures, management fees and fees for accounting and receivable billing services. The Company’s investment in unconsolidated joint ventures includes notes payable to joint ventures, totaling $513,000 and $743,000 as of December 31, 2006 and 2005, respectively. Minority interest represents the outside partners’ 30% ownership interests in the consolidated joint ventures, and totals $618,000 and $635,000 as of December 31, 2006 and 2005, respectively.
Summarized financial information of all 50% owned joint ventures at December 31, 2006 and 2005 and for the years then ended is as follows:

	2006	2005

Cash	$4,346,000	$2,957,000
Accounts receivable, net	5,042,000	5,186,000
Property and equipment, net	5,508,000	6,021,000
Other assets	4,196,000	4,432,000

Total assets	$19,092,000	$18,596,000

Accounts payable and accrued expenses	$933,000	$1,090,000
Partners’ capital	18,159,000	17,506,000

Total liabilities and partners’ capital	$19,092,000	$18,596,000

Net sales and rental revenues	$34,823,000	$33,211,000
Cost of sales and rentals, including rental depreciation	10,230,000	10,021,000
Operating and management fees	17,435,000	16,981,000
Depreciation, excluding rental equipment, amortization and interest expense	175,000	196,000

Total expenses	27,840,000	27,198,000

Pre-tax income	$6,983,000	$6,013,000

5. ACCOUNTS RECEIVABLE
The Company’s accounts receivable consist of the following components:

	December 31,
	2006	2005
Patient receivables:
Medicare and related copay portions	$24,012,000	$22,916,000
All other, principally commercial insurance companies, and related copay portions	46,775,000	48,270,000

	70,787,000	71,186,000
Other receivables, principally due from vendors and former owners of acquired businesses	603,000	1,242,000

Total accounts receivable	71,390,000	72,428,000
Less: Allowance for doubtful accounts	17,076,000	15,964,000

Accounts receivable, net	$54,314,000	$56,464,000

Of the patient receivables, $14.3 million and $15.1 million are unbilled as of December 31, 2006 and 2005, respectively.
6. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consists of the following:

	December 31,
	2006	2005
Land	51,000	51,000
Buildings and improvements	4,447,000	4,816,000
Rental equipment	120,595,000	132,356,000
Furniture, fixtures and equipment	38,079,000	34,816,000
Delivery equipment	494,000	502,000

	$163,666,000	$172,541,000

Property and equipment under capital leases are included under the various equipment categories. As of December 31, 2006 and 2005, gross property held under capital leases totals $3,070,000 and $1,519,000, respectively, and related accumulated amortization was $1,642,000 and $1,368,000, respectively.
Rental equipment is net of valuation allowances of $684,000 and $1,000,000 at December 31, 2006 and 2005, respectively.
As of December 31, 2006 and 2005, respectively, accumulated depreciation includes $76,077,000 and $80,843,000 of accumulated depreciation related to rental equipment.

7. LONG-TERM DEBT AND CAPITAL LEASES
At December 31, 2006 and 2005 long-term debt and capital lease obligations consist of the following:

	December 31,
	2006	2005
Long-term debt, of which $250,000,000 is secured by substantially all assets of the Company and is due August 1, 2009. As a result of the Approved Plan, the secured debt bears interest at 6.785%, payable monthly.	$250,000,000	$250,000,000
Notes payable, unsecured	—	874,000
Capital lease obligations, monthly payments until 2011	1,257,000	145,000

Total long-term debt and capital leases	251,257,000	251,019,000
Less: current portion	(1,063,000)	(908,000)

Long-term debt and capital leases, less current portion	$250,194,000	$250,111,000

Pursuant to the Approved Plan, the Company’s secured debt to the Lenders is $250.0 million which is due August 1, 2009, and is evidenced by a promissory note in that amount and is secured by various security agreements. To the Company’s knowledge, the Lenders have not executed the agreements. The Company is no longer a party to a credit agreement or formal covenant requirements.
The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt could require principal payments in years 2007 and 2008.
     Capital Leases
The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases beginning January 1, 2007 are as follows:

2007	$1,077,000
2008	83,000
2009	68,000
2010	48,000
2011	3,000

1,279,000
Less amounts representing interest ranging from 1.9% to 8.3%	(22,000)

$1,257,000

8. COMMITMENTS AND CONTINGENCIES
     Operating Lease Commitments
The Company has noncancelable operating leases on certain land, vehicles, buildings and equipment. Some of the leases contain renewal options and require the Company to pay all executory costs such as maintenance. The Company accounts for operating leases on a straight-line basis over the base term of the leases, with the difference between actual lease payments and straight-line expenses over the lease term included in deferred rent. The minimum future rental commitments on noncancelable operating leases (with initial or remaining lease terms in excess of one year), net of sublease proceeds, for the next five years and thereafter beginning January 1, 2007 are as follows:

	Minimum Lease	Sublease	Net Lease
	Payments	Proceeds	Commitments

2007	$10,638,000	$(289,000)	$10,349,000
2008	7,471,000	(127,000)	7,344,000
2009	3,827,000	(6,000)	3,821,000
2010	1,102,000	—	1,102,000
2011	207,000	—	207,000
Thereafter	—	—	—

	$23,245,000	$(422,000)	$22,823,000

Rent expense for all operating leases was approximately $14,639,000, 15,115,000 and $16,531,000 in 2006, 2005 and 2004, respectively.
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
     Employment and Consulting Agreements
The Company has employment agreements with certain members of management which provide for the payment to these members of amounts from one-half to three times their annual compensation in the event of a termination without cause, a constructive discharge (as defined in the employment agreements) or upon a change in control of the Company (as defined in the employment agreements). The terms of such agreements automatically renew for one year. The maximum contingent liability under these agreements at December 31, 2006 is approximately $7,197,000.
     Self-Insurance
Self-insurance accruals primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance, vehicle liability, commercial general and professional liability insurance. The Company is insured for workers’ compensation and vehicle liability but retains the first $250,000 of risk exposure for each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2006, 2005 and 2004, as such coverage was not available. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The estimated liability for workers’ compensation claims totaled approximately $3,366,000 and $3,981,000 as of December 31, 2006 and 2005, respectively. The estimated liability for vehicle claims totaled approximately $659,000 and $1,284,000 as of December 31, 2006 and 2005, respectively. The estimated total liability for commercial general and professional liability claims was $1,066,000 and $894,000 as of December 31, 2006 and 2005, respectively. The Company utilizes analyses prepared by a third-party administrator based on historical claims information to determine the required accrual and related expense associated with workers’ compensation, vehicle liability, commercial general and professional liability insurance. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by the third-party administrator.
The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage of $9.9 million for 2006. The health insurance policies are limited to maximum lifetime reimbursements of $2,000,000 per person for 2006, 2005 and 2004. The estimated liability for health insurance claims totaled $1,157,000 and $1,375,000 as of December 31, 2006 and 2005, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred but unpaid reported claims and for incurred but not yet reported claims based upon its assessment of lag time in reporting and paying claims.
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
The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. As of December 31, 2006 and 2005, the Company maintained cash collateral balances of $6.0 million and $6.6 million, respectively, which is included in other assets.
     Letters of Credit
At December 31, 2006, the Company had two letters of credit totaling $650,000, of which $400,000 expires in May 2007 and $250,000 expires in January 2008. The letters of credit secure the Company’s obligations with respect to its professional liability insurance. The letters of credit are secured by a certificate of deposit, which is included in restricted cash.
     401K Retirement Savings Plan
The Company maintains a 401k Retirement Savings Plan (the “401k”), administered by Massachusetts Mutual Life Insurance Company, to provide a tax deferred retirement savings plan to its employees. To qualify, employees must be at least 21 years of age, with twelve months of continuous employment and must work at least twenty hours per week. Employee contributions are limited to 1% to 15% of employee compensation. The Company matches 25% of the first 3% of employee contributions. For the years ended December 31, 2006, 2005, and 2004, expense of $283,000, $258,000 and $289,000, respectively, associated with the Company’s matching is included in the consolidated statements of earnings.
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
The Company is also subject to the federal physician self-referral prohibition, known as the “Stark Law,” which, with certain exceptions, prohibits physicians from referring patients to entities with which they have a financial relationship. Many states in which the Company operates have adopted similar fraud and abuse and self-referral laws, as well as laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, under the theory that such arrangements are designed to induce or to encourage the referral of patients to a particular provider. In many states, these laws apply to services reimbursed by all payor sources.
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
On June 11, 2001, a settlement agreement (the “Government Settlement”) was entered among the Company, the United States of America, acting through the United States Department of Justice (“DOJ”) and on behalf of the OIG and the TRICARE Management Activity, and a former Company employee, as relator. The Government Settlement was approved by the United States District Court for the Western District of Kentucky, the court in which the relator’s false claim action was filed. The Government Settlement covers alleged improprieties by the Company during the period from January 1, 1995 through December 31, 1998, including allegedly improper billing activities and allegedly improper remuneration to and contracts with physicians, hospitals and other healthcare providers. Pursuant to the Government Settlement, the Company made an initial payment of $3,000,000 in the second quarter of 2001 and agreed to make additional payments in the principal amount of $4,000,000, together with interest on this amount, in installments due at various times until March 2006. At December 31, 2005, the Company also paid the relator’s attorneys fees and expenses. Pursuant to the Approved Plan, the amounts owed pursuant to the Government Settlement will be paid in full in accordance with the Government Settlement. The Company made the final payment of $2,000,000, plus interest of $17,000, on March 10, 2006.
9. STAFF ACCOUNTING BULLETIN NO. 108 (SAB 108)
In September 2006, the SEC issued Staff Accounting Bulleting No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides guidance on quantifying financial statement misstatements. SAB 108 was issued to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.
During the fourth quarter of 2006, the Company adopted the provisions of SAB 108 effective as of January 1, 2006. During 2006, the Company identified prior year misstatements related to not recognizing deferred revenues associated with rental arrangements. The Company instead recognized revenue in the month of billing. The Company assessed the materiality for each of the years impacted by the misstatements, using the permitted rollover method, and determined that the effect on the financial statements, taken as a whole, was not material. As allowed by SAB 108, the Company elected to not restate prior year financial statements, and instead, as permitted by SAB 108, recorded a cumulative adjustment on January 1, 2006 which increased deferred revenue and increased accumulated deficit by $7,245,000.

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
An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2003	2,393,738	$5.56
Granted	750,000	1.70
Exercised	(650,000)	0.49
Canceled	(64,000)	10.73

Outstanding at December 31, 2004	2,429,738	$5.59
Granted	245,000	3.23
Exercised	(335,000)	1.26
Canceled	(234,238)	13.16

Outstanding at December 31, 2005	2,105,500	$5.16
Granted	570,000	3.25
Exercised	(185,000)	1.86
Canceled	(269,250)	18.13

Outstanding at December 31, 2006	2,221,250	$3.45

The total intrinsic value of stock options exercised in 2006 was $303,000. At December 31, 2006, there was $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average of 1.9 years.

		Weighted
		Average
		Grant-date
Nonvested Options	Options	Fair Value

Balance at January 1, 2006	358,750	$2.30
Granted	570,000	2.48
Vested	(198,750)	2.04
Forfeited	—	—

Balance at December 31, 2006	730,000	$2.52

     Options granted under the 1991 Plan as of December 31, 2006 have the following characteristics:

							Weighted
							Average
							Exercise
				Weighted			Price of	Weighted
				Average		Options	Options	Average
			Weighted	Remaining		Exercisable	Exercisable	Remaining
			Average	Contractual	Aggregate	at	at	Contractual	Aggregate
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Dec. 31,	Dec. 31,	Life in	Intrinsic
Grant	Outstanding	Prices	Price	Years	Value	2006	2006	Years	Value

1997	52,000	$21.50	$21.50	0.15	$—	52,000	$21.50	0.15	$—
1998	484,250	$2.13 to $18.13	$6.23	1.76	—	484,250	$6.23	1.76	—
1999	200,000	$0.56	$0.56	2.86	168,000	200,000	$0.56	2.86	168,000
2000	220,000	$0.17 to $0.30	$0.18	3.85	269,300	220,000	$0.18	3.85	269,300
2004	450,000	$1.31 to $1.80	$1.64	7.39	—	412,500	$1.67	7.35	—
2005	245,000	$2.21 to $3.83	$3.23	8.13	—	122,500	$3.23	8.13	—
2006	570,000	$0.61 to $3.30	$3.25	9.15	—	—	$—	—	—

	2,221,250				$437,300	1,491,250			$437,300

Options granted during 1997 have two and three year vesting periods and expire in ten years. Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a four year vesting period and expire in ten years. As of December 31, 2006, shares available for future grants of options under the 1991 Plan total 324,859.

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
An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2003	306,000	$1.90
Granted	100,000	2.32
Exercised	(20,000)	0.30

Outstanding at December 31, 2004	386,000	$2.09
Granted	50,000	3.27
Exercised	(6,000)	1.11
Canceled	(6,000)	19.67

Outstanding at December 31, 2005	424,000	$1.99
Granted	50,000	1.40
Exercised	—	—
Canceled	(6,000)	26.25

Outstanding at December 31, 2006	468,000	$1.62

Options granted under the 1995 Plan as of December 31, 2006 have the following characteristics:

				Weighted		Weighted
				Average		Average
			Weighted	Remaining		Exercise
			Average	Contractual		Price of	Aggregate
Year of	Options	Exercise	Exercise	Life in	Options	Options	Intrinsic
Grant	Outstanding	Prices	Price	Years	Exercisable	Exercisable	Value

1997	6,000	$21.06	$21.06	1.00	6,000	$21.06	$—
1998	6,000	$1.69	$1.69	2.00	6,000	$1.69	—
1999	6,000	$0.53	$0.53	3.00	6,000	$0.53	5,220
2000	140,000	$0.20 to $0.30	$0.26	3.61	140,000	$0.26	159,800
2001	15,000	$0.75	$0.75	5.00	15,000	$0.75	9,750
2002	15,000	$0.15	$0.15	6.00	15,000	$0.15	18,750
2003	80,000	$1.29	$1.29	7.00	80,000	$1.29	8,800
2004	100,000	$1.18 to $3.46	$2.32	7.72	100,000	$2.32	—
2005	50,000	$3.27	$3.27	9.00	50,000	$3.27	—
2006	50,000	$1.40	$1.40	10.00	50,000	$1.40	—

	468,000				468,000		$202,320

Options granted under the 1995 Plan as of December 31, 2005 have the following characteristics:

				Weighted		Weighted
				Average		Average
			Weighted	Remaining		Exercise
			Average	Contractual		Price of	Aggregate
Year of	Options	Exercise	Exercise	Life in	Options	Options	Intrinsic
Grant	Outstanding	Prices	Price	Years	Exercisable	Exercisable	Value

1996	6,000	$26.25	$26.25	1.00	6,000	$26.25	$—
1997	6,000	$21.06	$21.06	2.00	6,000	$21.06	—
1998	6,000	$1.69	$1.69	3.00	6,000	$1.69	—
1999	6,000	$0.53	$0.53	4.00	6,000	$0.53	1,020
2000	140,000	$0.20 to $0.30	$0.26	4.61	140,000	$0.26	61,800
2001	15,000	$0.75	$0.75	6.00	15,000	$0.75	—
2002	15,000	$0.15	$0.15	7.00	15,000	$0.15	8,250
2003	80,000	$1.29	$1.29	8.00	80,000	$1.29	—
2004	100,000	$1.18 to $3.46	$2.32	8.72	100,000	$2.32	—
2005	50,000	$3.27	$3.27	10.00	50,000	$3.27	—

	424,000				424,000		$71,070

The Directors’ options are fully vested upon issuance and expire ten years from date of issuance.
          Preferred Stock
The Company’s certificate of incorporation was amended in 1996 to authorize the issuance of up to 5,000,000 shares of preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each such series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations or restrictions thereof. As of December 31, 2006, no preferred shares have been issued.

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
For the years ended December 31, 2006, 2005 and 2004, approximately 2,689,000, 587,000 and 1,754,000 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.
11.	INCOME TAXES
The provision for income taxes is comprised of the following components:

	For the Years Ended December 31,
	2006	2005	2004
Current
Federal	$—	$—	$—
State	348,000	327,000	50,000

	348,000	327,000	50,000

Deferred
Federal	—	—	—
State	—	—	—

	—	—	—

Provision for income taxes	$348,000	$327,000	$50,000

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income from operations before income taxes is attributable to the following:

	For the Years Ended December 31,
	2006	2005	2004

(Benefit) provision for federal income taxes at statutory rate	$(784,000)	$2,825,000	$4,648,000
State income taxes, net of federal tax benefit	226,000	212,000	33,000
Valuation allowance	823,000	(3,104,000)	(4,989,000)
Other, principally non-deductible goodwill and other expenses	83,000	394,000	358,000

Provision for income taxes	$348,000	$327,000	$50,000

The net deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005

Current deferred tax assets:
Accrued restructuring liabilities	$965,000	$851,000
Allowance for doubtful accounts	6,547,000	6,141,000
Accrued liabilities and other	3,684,000	4,811,000

	11,196,000	11,803,000
Less valuation allowance	(11,196,000)	(11,803,000)

Net current deferred tax assets	$—	$—

Noncurrent deferred tax assets (liabilities):
Financial reporting amortization in excess of tax amortization	$5,548,000	$9,585,000
Net operating loss carryforwards	60,997,000	64,700,000
Noncurrent asset valuation reserves	945,000	677,000
Acquisition costs	(2,739,000)	(2,739,000)
Tax depreciation in excess of financial reporting depreciation	(6,630,000)	(15,725,000)
Other	1,711,000	1,426,000

	59,832,000	57,924,000
Less valuation allowance	(59,832,000)	(57,924,000)

Net noncurrent deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $127,024,000 prior to the expiration of the federal net operating loss carryforwards beginning in 2019. Taxable loss for the year ended December 31, 2006 is estimated to be $2,210,000 and taxable loss for the year ended December 31, 2005 was $12,731,000. Based upon the historical taxable losses, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences; thus, the Company recorded a valuation allowance to fully reserve all net deferred tax assets as of December 31, 2006 and 2005. The change in the valuation allowance in 2006 and 2005 was $(1,301,000) and $2,765,000, respectively.
At December 31, 2006 the Company had federal net operating loss carryforwards of approximately $127,024,000 available to offset future taxable income. These net operating loss carryforwards expire in varying amounts beginning in 2019.
During 2004, the Company was notified by the Internal Revenue Service that the federal tax return for the year ended December 31, 2001, would be submitted to Joint Committee for review and determination of whether the return will be examined or accepted without examination. During 2006, the Internal Revenue Service notified the Company that the examination was complete and no adjustments were proposed.
12.	INSURANCE
The Company maintains a commercial general liability policy which is on a claims-made basis. This insurance is renewed annually and includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1.0 million per claim with a $5.0 million product liability annual aggregate and a $3.0 million general liability annual aggregate. The Company’s professional liability policy is on a claims-made basis and is renewable annually with per claim coverage limits of up to $1.0 million per claim and $5.0 million in the aggregate. The Company’s commercial general liability policy and the professional liability policy have a maximum policy aggregate of $7.0 million. The defense costs are included within the limits of insurance. The Company retains the first $50,000 of each professional or general liability claim; these claims are subject to a $500,000 aggregate. After the $500,000 aggregate has been reached, a $10,000 per claim deductible applies to all future claims applicable to this policy period. The Company also maintains excess liability coverage with limits of $20.0 million per claim and $20.0 million in the aggregate. Management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as an additional insured; however, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage.
The Company is insured for vehicle liability coverage for $1.0 million per accident; subject to a per claim deductible of $250,000. The Company is insured for workers compensation losses; subject to a per claim deductible of $250,000. The Company also provides accruals for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The differences between actual settlements and accruals are included in expense once a probable amount is known. The Company did not maintain annual aggregate stop-loss coverage for the years 2004, 2005 and 2006, as such coverage was not available.
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

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following are the Company’s 2006 and 2005 quarterly financial information (amounts in thousands, except per share data):

	First	Second	Third	Fourth	Full
2006	Quarter	Quarter	Quarter	Quarter	Year

Revenues, net	$80,546	$81,036	$82,179	$84,319	$328,080

Income (loss) from operations before income taxes	(652)	(1,762)	(986)	1,161	(2,239)

Provision for income taxes	87	87	87	87	348

Net income (loss)	$(739)	$(1,849)	$(1,073)	$1,074	$(2,587)

Net income (loss) per common share
- Basic	$(0.04)	$(0.11)	$(0.06)	$0.06	$(0.15)

- Diluted	$(0.04)	$(0.11)	$(0.06)	$0.06	$(0.15)

	First	Second	Third	Fourth	Full
2005	Quarter	Quarter	Quarter	Quarter	Year

Revenues, net	$81,488	$81,617	$81,707	$83,606	$328,418

Income from operations before income taxes	1,339	2,494	2,456	1,782	8,071

Provision for income taxes	96	87	87	57	327

Net income	$1,243	$2,407	$2,369	$1,725	$7,744

Net income per common share
- Basic	$0.07	$0.14	$0.14	$0.10	$0.45

- Diluted	$0.07	$0.13	$0.13	$0.10	$0.43

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit
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

Exhibit
Number	Description of Exhibit
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

10.19
Amendment No. 1 to Employment Agreement effective November 10, 2006 between the Company and Joseph F. Furlong, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2006).

10.20
Amendment No. 1 to Employment Agreement effective November 10, 2006 between the Company and Stephen Clanton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 13, 2006).

10.21
Amendment No. 1 to Employment Agreement effective November 10, 2006 between the Company and Frank Powers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 13, 2006).

10.22	Amendment to lease dated April 5, 2006, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (attached hereto).

21	Subsidiary List.

23	Consent of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

	Column B	Column C	Column D	Column E
		Additions	Deductions
	Balance at		Write-offs	Balance at
Column A	Beginning	Bad Debt	Net of	End of
Description	of Period	Expense	Recoveries	Period

For the year ended December 31, 2006:	$15,964,000	$10,829,000	$9,717,000	$17,076,000

For the year ended December 31, 2005:	$16,912,000	$9,438,000	$10,386,000	$15,964,000

For the year ended December 31, 2004:	$17,486,000	$10,671,000	$11,245,000	$16,912,000

S-1