Form 10-Q
period 2007-03-31
AMERICAN HOMEPATIENT INC
filed 2007-05-04
CIK 879181

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2007
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
(Outstanding shares of the issuer’s common stock as of May 2, 2007)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,195,000	$6,786,000
Restricted cash	650,000	650,000
Accounts receivable, less allowance for doubtful accounts of $15,808,000 and $17,076,000, respectively	50,782,000	54,314,000
Inventories, net of inventory valuation allowances of $842,000 and $792,000, respectively	11,807,000	12,288,000
Prepaid expenses and other current assets	6,395,000	4,430,000

Total current assets	81,829,000	78,468,000

Property and equipment	163,109,000	163,666,000
Less accumulated depreciation and amortization	(115,052,000)	(112,255,000)

Property and equipment, net	48,057,000	51,411,000

Goodwill	121,834,000	121,834,000
Investment in joint ventures	7,562,000	8,691,000
Other assets	15,570,000	16,267,000

Total other assets	144,966,000	146,792,000

TOTAL ASSETS	$274,852,000	$276,671,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

	March 31,	December 31,
	2007	2006
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$2,086,000	$1,063,000
Accounts payable	16,605,000	19,345,000
Other payables	1,260,000	1,304,000
Short-term note payable	2,659,000	248,000
Deferred revenue	6,917,000	7,097,000
Accrued expenses:
Payroll and related benefits	4,694,000	8,706,000
Insurance, including self-insurance accruals	6,064,000	6,246,000
Other	3,732,000	3,119,000

Total current liabilities	44,017,000	47,128,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	250,199,000	250,194,000
Other noncurrent liabilities	48,000	47,000

Total noncurrent liabilities	250,247,000	250,241,000

Total liabilities	294,264,000	297,369,000

MINORITY INTEREST	571,000	618,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 shares	176,000	176,000
Additional paid-in capital	175,343,000	175,083,000
Accumulated deficit	(195,502,000)	(196,575,000)

Total shareholders’ deficit	(19,983,000)	(21,316,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$274,852,000	$276,671,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Sales and related service revenues, net	$31,910,000	$32,650,000
Rental revenues, net	45,023,000	46,385,000

Total revenues, net	76,933,000	79,035,000

EXPENSES:
Cost of sales and related services	20,051,000	20,746,000
Cost of rentals and other revenues, including rental equipment depreciation of $7,520,000 and $6,217,000, respectively	10,412,000	10,018,000
Operating expenses	35,023,000	38,165,000
Bad debt expense	2,509,000	2,761,000
General and administrative	4,549,000	4,101,000
Depreciation, excluding rental equipment, and amortization	713,000	913,000
Interest expense, net	4,092,000	4,202,000
Other income, net	(160,000)	(140,000)

Total expenses	77,189,000	80,766,000

Earnings from unconsolidated joint ventures	1,492,000	1,226,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	1,236,000	(505,000)

Reorganization expense	—	116,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,236,000	(621,000)

Provision for income taxes	87,000	87,000

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$1,149,000	$(708,000)

DISCONTINUED OPERATIONS:
Operating loss from discontinued operations, net of tax	(76,000)	(31,000)

NET INCOME (LOSS)	$1,073,000	$(739,000)

NET INCOME (LOSS) PER COMMON SHARE — BASIC
Income (loss) from continuing operations	$0.07	$(0.04)
Loss from discontinued operations	(0.01)	—

NET INCOME (LOSS) PER COMMON SHARE — BASIC	$0.06	$(0.04)

NET INCOME (LOSS) PER COMMON SHARE — DILUTED
Income (loss) from continuing operations	$0.06	$(0.04)
Loss from discontinued operations	—	—

NET INCOME (LOSS) PER COMMON SHARE — DILUTED	$0.06	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	17,573,000	17,450,000

- Diluted	17,937,000	17,450,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,073,000	$(739,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,242,000	7,139,000
Bad debt expense	2,583,000	2,792,000
Stock compensation expense	260,000	140,000
Equity in earnings of unconsolidated joint ventures	(1,005,000)	(756,000)
Minority interest	100,000	106,000

Change in assets and liabilities:
Accounts receivable	949,000	(3,276,000)
Inventories	481,000	1,446,000
Prepaid expenses and other current assets	(1,965,000)	2,510,000
Deferred revenue	(180,000)	—
Accounts payable, other payables and accrued expenses	(6,365,000)	(4,396,000)
Other assets and liabilities	596,000	(64,000)
Due to unconsolidated joint ventures, net	2,134,000	2,769,000

Net cash provided by operating activities	6,903,000	7,671,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(3,168,000)	(6,397,000)

Net cash used in investing activities	$(3,168,000)	$(6,397,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(147,000)	$(109,000)
Proceeds from exercise of employee stock options	—	457,000
Principal payments on long-term debt and capital leases	(590,000)	(48,000)
Proceeds (principal payments) on short-term note payable	2,411,000	(1,233,000)
Payment for OIG settlement	—	(2,000,000)

Net cash provided by (used in) financing activities	1,674,000	(2,933,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,409,000	(1,659,000)

CASH AND CASH EQUIVALENTS, beginning of period	6,786,000	4,444,000

CASH AND CASH EQUIVALENTS, end of period	$12,195,000	$2,785,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$4,241,000	$4,258,000

Cash payments of income taxes	$84,000	$49,000

NON-CASH ACTIVITY:
Capital leases entered into for property and equipment	$1,618,000	$415,000
Write-off of related notes receivable and notes payable	$—	$570,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements of American HomePatient, Inc. and subsidiaries (the “Company”) for the three months ended March 31, 2007 and 2006 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2007, its results of operations for the three months ended March 31, 2007 and 2006 and its cash flows for the three months ended March 31, 2007 and 2006.
The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
2. STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment,” using the modified prospective method. Under this method, compensation costs for fixed plan stock options are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense were calculated using the Black-Scholes option-pricing model. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility since the emergence from bankruptcy.
There were 450,000 options granted during the first quarter ended March 31, 2007. The estimated fair value of these options was $1.22 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 99%; expected life of 5 years; and risk-free interest rate of 4.46%. There were 560,000 options granted during the first quarter ended March 31, 2006. The estimated fair value of these options was $2.52 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 99%; expected life of 5 years; and risk-free interest rate of 4.55%.

The Company recognized $260,000 and $140,000 of stock-based compensation expense in the three months months ended March 31, 2007 and 2006, respectively.
Under the 1991 Nonqualified Stock Option Plan (the “1991 Plan”), as amended, 5,000,000 shares of the Company’s common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the 1991 Plan is ten years. Shares subject to options granted under the 1991 Plan which expire, terminate or are canceled without having been exercised in full become available again for future grants.
An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2006	2,221,250	$3.45
Granted	450,000	1.60
Exercised	—	—
Canceled	(162,750)	9.43

Outstanding at March 31, 2007	2,508,500	$2.73

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $303,000. There were no stock options exercised during the three months ended March 31, 2007. At March 31, 2007, there was $1.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

		Weighted
		Average
		Grant-date
Nonvested Options	Options	Fair Value
Balance at December 31, 2006	730,000	$2.52
Granted	450,000	1.22
Vested	(212,500)	2.56
Forfeited	(72,500)	3.05

Balance at March 31, 2007	895,000	$1.81

Options granted under the 1991 Plan as of March 31, 2007 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	March 31,	March 31,	at March 31,	at March 31,
Grant	Outstanding	Prices	Price	Years	Value	2007	2007	2007	2007
1998	483,500	$2.13 to $18.13	$6.21	1.51	—	483,500	$6.21	1.51	—
1999	200,000	$0.56	$0.56	2.62	448,000	200,000	$0.56	2.62	448,000
2000	220,000	$0.17 to $0.30	$0.18	3.60	577,300	220,000	$0.18	3.60	577,300
2004	450,000	$1.31 to $1.80	$1.64	7.14	523,500	412,500	$1.67	7.10	467,625
2005	170,000	$2.21 to $3.55	$2.97	7.85	—	122,500	$2.97	7.83	—
2006	535,000	$0.61 to $3.30	$3.25	8.90	—	175,000	$3.30	8.89	—
2007	450,000	$1.60	$1.60	9.92	540,000	—	$—	—	—

	2,508,500				$2,088,800	1,613,500			$1,492,925

Options granted under the 1991 Plan as of December 31, 2006 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Dec. 31,	Dec. 31,	at March 31,	at March 31,
Grant	Outstanding	Prices	Price	Years	Value	2006	2006	2006	2006
1997	52,000	$21.50	$21.50	0.15	$—	52,000	$21.50	0.15	$—
1998	484,250	$2.13 to $18.13	$6.23	1.76	—	484,250	$6.23	1.76	—
1999	200,000	$0.56	$0.56	2.86	168,000	200,000	$0.56	2.86	168,000
2000	220,000	$0.17 to $0.30	$0.18	3.85	269,300	220,000	$0.18	3.85	269,300
2004	450,000	$1.31 to $1.80	$1.64	7.39	—	412,500	$1.67	7.35	—
2005	245,000	$2.21 to $3.83	$3.23	8.13	—	122,500	$3.23	8.13	—
2006	570,000	$0.61 to $3.30	$3.25	9.15	—	—	$—	—	—

	2,221,250				$437,300	1,491,250			$437,300

Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a three or four year vesting period and expire in ten years. Options granted in 2007 have a three year vesting period and expire in ten years. As of March 31, 2007 and December 31, 2006, shares available for future grants of options under the 1991 Plan total 37,609 and 324,859, respectively.
Under the 1995 Nonqualified Stock Option Plan for Directors (the “1995 Plan”), as amended, 600,000 shares of the Company’s common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the 1995 Plan is ten years. Shares subject to options granted under the 1995 Plan which expire, terminate or are canceled without having been exercised in full become available for future grants.
An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2006 and March 31, 2007	468,000	$1.62

Options granted under the 1995 Plan as of December 31, 2006 and March 31, 2007 have the following characteristics:

				Weighted	Weighted
				Average	Average		Weighted	Aggregate	Aggregate
				Remaining	Remaining		Average	Intrinsic	Intrinsic
			Weighted	Contractual	Contractual		Exercise	Value	Value
			Average	Life in	Life in		Price of	of Options	of Options
Year of	Options	Exercise	Exercise	Years	Years	Options	Options	Exercisable	Exercisable
Grant	Outstanding	Prices	Price	12/31/2006	3/31/2007	Exercisable	Exercisable	12/31/2006	3/31/2007
1997	6,000	$21.06	$21.06	1.00	0.75	6,000	$21.06	$—	$—
1998	6,000	$1.69	$1.69	2.00	1.76	6,000	$1.69	—	6,660
1999	6,000	$0.53	$0.53	3.00	2.76	6,000	$0.53	5,220	13,620
2000	140,000	$0.20 to $0.30	$0.26	3.61	3.37	140,000	$0.26	159,800	355,800
2001	15,000	$0.75	$0.75	5.00	4.76	15,000	$0.75	9,750	30,750
2002	15,000	$0.15	$0.15	6.00	5.76	15,000	$0.15	18,750	39,750
2003	80,000	$1.29	$1.29	7.00	6.76	80,000	$1.29	8,800	120,800
2004	100,000	$1.18 to $3.46	$2.32	7.72	7.47	100,000	$2.32	—	48,000
2005	50,000	$3.27	$3.27	9.00	8.76	50,000	$3.27	—	—
2006	50,000	$1.40	$1.40	10.00	9.76	50,000	$1.40	—	70,000

	468,000					468,000		$202,320	$685,380

The Directors’ options are fully vested upon issuance and expire ten years from date of issuance.

3. NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per share is measured at two levels: basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding stock options as they would be antidilutive. Diluted net income per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to stock options. In computing diluted net income per share, the stock options are considered dilutive using the treasury stock method.
The following information is necessary to calculate net income (loss) per share for the periods presented:

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$1,073,000	$(739,000)

Weighted average common shares outstanding	17,573,000	17,450,000
Effect of dilutive options	364,000	—

Adjusted diluted common shares outstanding	17,937,000	17,450,000

Net income per common share — basic
Income (loss) from continuing operations	$0.07	$(0.04)
Loss from discontinued operations	(0.01)	—

Net income (loss) per common share — basic	$0.06	$(0.04)

Net income per common share — diluted
Income (loss) from continuing operations	$0.06	$(0.04)
Loss from discontinued operations	—	—

Net income (loss) per common share — diluted	$0.06	$(0.04)

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

The Approved Plan provides that principal is payable annually on the $250.0 million secured debt on March 31 of each year, in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. No payment was due on March 31, 2006 or March 31, 2007 as the Company did not have Excess Cash Flow as of December 31, 2005 and December 31, 2006, respectively. The maturity date of the $250.0 million secured debt is August 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum.
As of March 31, 2007, all administrative, priority and unsecured claims to be paid under the Approved Plan have been paid in full. The Company has made all payments due under the Approved Plan as of March 31, 2007.
On April 5, 2007, the Company filed a Motion for Final Decree which is the final step required to close out the Chapter 11 case. Creditors had until April 24, 2007 to file an objection to this motion. No objections were filed and, as such, the Company anticipates the Chapter 11 case to be closed in the second quarter of 2007.
5. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.
The Company has identified its federal tax return and its state income tax returns filed in Texas, Florida, New York, Pennsylvania, Arkansas, Ohio, Iowa and Tennessee as its “major” tax jurisdictions. The periods subject to examination for the Company’s federal return are the 2003 through 2005 tax years. The periods subject to examination for the Company’s state returns in major tax jurisdictions are years 2002 through 2005. The Company extended the filing date of the 2006 federal tax return and all state income tax returns. As of March 31, 2007, these returns had not yet been filed. In addition, as of March 31, 2007, there were no active federal, state or local income tax audits. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

6. DISCONTINUED OPERATIONS AND SUBSEQUENT EVENTS
Effective April 1, 2007, the Company sold the assets of its home nursing business located in Tallahassee, Florida to Amedisys Home Health, Inc. of Florida. The Company received proceeds of $3.1 million, of which $2.8 million was received in cash at closing, with the remainder to be received according to the terms of a promissory note. The proceeds from this transaction will be utilized to pay down long-term debt.
The Company’s Board of Directors approved plans to sell the nursing business in the last quarter of 2006. The Company received the necessary lender approval of the sale on March 28, 2007. Since the Company is exiting its home nursing line of business, the Company is required to present the nursing business as discontinued operations in the first quarter of 2007 (the quarter in which the criteria of FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” have been met), with comparable presentation for the first quarter of 2006.
On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company as of that date. Under the terms of the employment agreement between the Company and Joseph F. Furlong, III, the Company’s chief executive officer, the acquisition by any person of more than 35% of the Company’s shares constitutes a change of control. Under Mr. Furlong’s employment agreement, the occurrence of a change of control gives Mr. Furlong the right to self-terminate within one year and receive a lump sum change of control payment.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “projects,” “may,” “plan,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the Company’s Approved Plan (as defined in Note 4 to the interim condensed consolidated financial statements), other effects and consequences of the Bankruptcy Filing (as defined in Note 4 to the interim condensed consolidated financial statements), forecasts upon which the Approved Plan is based, business strategy, the ability to satisfy interest expense and principal repayment obligations, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, adoption of, or changes in, accounting policies and practices, existing government regulations and changes in, or the failure to comply with, governmental regulations, legislative proposals for healthcare reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and current and future reimbursement rates, as well as reimbursement reductions and the Company’s ability to mitigate the impact of the reductions. Such statements are not guarantees of future performance and are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.
Overview
     American HomePatient, with operations in 33 states, provides home health care services and products consisting primarily of respiratory and infusion therapies, the rental and sale of home medical equipment, and the sale of home health care supplies.

     The following table sets forth the percentage of revenues, excluding discontinued operations, represented by each line of business for the periods presented:

	Three Months Ended March 31,
	2007	2006
Oxygen systems	38%	37%
Inhalation drugs	12	9
Nebulizers	2	3
Respiratory assist devices	24	22
Other respiratory	2	4

Total home respiratory therapy services	78%	75%

Enteral nutrition services	5	6
Other infusion services	6	6

Total home infusion therapy services	11%	12%

Total home medical equipment and supplies	11%	13%

	100%	100%

     The Company’s products and services are primarily paid for by Medicare, Medicaid, and other third-party payors. Since amounts paid under these programs are generally based upon fixed rates, the Company generally is not able to set the prices that it receives for products and services provided to patients. Thus, the Company improves operating results primarily by increasing revenues through increased volume of sales and rentals and by controlling expenses. The Company can also improve cash flow by limiting the amount of time that it takes to collect payment after providing products and services. Key indicators of performance are:
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

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. For the three months ended March 31, 2007 and March 31, 2006, bad debt expense as a percentage of net revenue was 3.3% and 3.5%, respectively. The decrease in bad debt expense as a percentage of net revenue is due to improved cash collections primarily associated with improvements made in the collection of patient co-pay amounts and deductibles.
     Cash Flow. The Company’s funding of day-to-day operations and all payments required under the Approved Plan will rely on cash flow and cash on hand. The Company currently does not have access to a revolving line of credit. The Approved Plan also obligates the Company to pay Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) to creditors to reduce the Company’s debt. The nature of the Company’s business requires substantial capital expenditures in order to buy the equipment used to generate revenues. As a result, management views cash flow as particularly critical to the Company’s operations. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable, and inventories) and current liabilities (principally accounts payable and accrued expenses). Management attempts to monitor and improve cash flow in a number of ways, including inventory utilization analysis, cash flow forecasting, and accounts receivable collection. In that regard, the length of time that it takes to collect receivables can have a significant impact on the Company’s liquidity as described below in “Days Sales Outstanding.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company also monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO, net of discontinued operations, was 58 days at both December 31, 2006 and March 31, 2007.
     Unbilled Revenue. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which reports the amount of sales and rental revenues that have not yet been billed to the respective payors due to incomplete documentation or the lack of the Certificate of Medical Necessity (“CMN”) from the physicians. Unbilled revenue net of allowances decreased from $10.7 million at December 31, 2006 to $9.5 million at March 31, 2007, primarily due to improvements made in obtaining supporting documentation needed for billing.

     Productivity and Profitability. As discussed above, the fixed price reimbursement in the Company’s industry makes it particularly important to control expenses. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are productivity analysis and profitability analysis. For instance, management analyzes billing center productivity using measures such as monthly revenue processed per full time equivalent (FTE) and monthly claims processed per FTE, with the goal of increasing productivity and eliminating the resulting excess capacity. Additionally, the Company monitors productivity of its branches by measuring each branch’s personnel costs against a predetermined productivity standard. This measurement highlights opportunities for improved productivity and reductions in personnel expenses on a branch and area basis. These analyses have enabled the Company to consolidate billing centers and branches, improve productivity and reduce expenses. Moreover, they have helped identify and standardize best practices and identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have led to the closure or consolidation of branch locations, changes in the emphasis of certain products, and new sales initiatives. During the first quarter of 2007, the Company closed or consolidated five branch locations and opened one branch location.
     In light of the reimbursement reductions affecting the Company over the past several years and given the likelihood of continued reimbursement reductions in the future, management will continue to be focused on evolving the Company’s business model to improve productivity and reduce costs throughout 2007 and beyond. Initiatives include centralization of certain functions currently residing at the branch level, consolidation of certain billing center functions, and continued productivity improvements in branches and billing centers. Examples of centralization initiatives include the centralization of revenue qualification processes, the centralization of order processing, the establishment of patient service centers and a centralized service center supporting the Company’s sleep therapy business, and the centralization of pharmacy activities. Initiatives are also in place in an effort to improve asset utilization, reduce capital expenditures, reduce bad debt expense and revenue deductions, and reduce costs of delivery of products to patients. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”
Trends, Events, and Uncertainties
     From time to time changes occur in the Company’s industry or its business that make it reasonably likely that aspects of its future operating results will be materially different than its historical operating results. Sometimes these changes have not occurred, but their possibility is sufficient to raise doubt regarding the likelihood that historical operating results are an accurate gauge of future performance. The Company attempts to identify and describe these trends, events, and uncertainties to assist investors in assessing the likely future performance of the Company. Investors should understand that these matters typically are new, sometimes unforeseen, and often are fluid in nature. Moreover, the matters described below are not the only issues that can result in variances between past and future performance nor are they necessarily the only material trends, events, and uncertainties that will affect the Company. As a result, investors are encouraged to use this and other information to ascertain for themselves the likelihood that past performance is indicative of future performance.

     The trends, events, and uncertainties set out in the remainder of this section have been identified by the Company as reasonably likely to materially affect the comparison of historical operating results reported herein to either other past period results or to future operating results.
     Reimbursement Changes and the Company’s Response. The Company regularly is faced with reimbursement reductions and the prospect of additional reimbursement cuts. These past changes and any future changes will impact the Company’s operating results, liquidity and capital resources.
     The following reimbursement changes already enacted will further impact the Company in 2007 and beyond:
     Competitive Bidding: The Medicare Prescription Drug, Improvement and Modernization Act of 2003 froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the competitive bidding process establishes a single payment amount for those items, which amount must be less than the current fee schedule. Suppliers who are successful in the bidding process will become contract suppliers for those items for which they submit winning bids. With a few exceptions, only contract suppliers may bill Medicare for competitively-bid items in competitive bidding areas (“CBAs”). The bidding process for the first 10 categories of items in the first 10 CBAs was scheduled to begin at the end of April 2007. The actual start date of the period for bids to be submitted has not yet been announced.
     On April 2, 2007, the Department of Health and Human Services (“HHS”) issued a Final Rule that established the first 10 CBAs, as follows:
•	Charlotte-Gastonia-Concord, NC-SC

•	Cincinnati-Middletown, OH-KY-IN

•	Cleveland-Elyria-Mentor, OH

•	Dallas-Fort Worth-Arlington, TX

•	Kansas City, MO-KS

•	Miami-Fort Lauderdale-Miami Beach, FL

•	Orlando, FL

•	Pittsburgh, PA

•	Riverside-San Bernardino-Ontario, CA

•	San Juan-Caguas-Guaynabo, PR
     The Company has 19 branch locations providing services within seven of the 10 CBAs. The Company does not have locations in South Florida, California, and Puerto Rico.
     With the announcement of the Final Rule, HHS also announced the following 10 categories of items that will be competitively bid:
•	Oxygen supplies and equipment

•	Standard power wheelchairs, scooters, and related accessories

•	Complex rehabilitative power wheelchairs and related accessories

•	Mail-order diabetic supplies

•	Enteral nutrients, equipment, and supplies

•	Continuous Positive Airway Pressure (“CPAP”) devices, Respiratory Assist Devices (“RADs”), and related supplies and accessories

•	Hospital beds and related accessories

•	Negative Pressure Wound Therapy (“NPWT”) pumps and related supplies and accessories

•	Walkers and related accessories

•	Support surfaces (group 2 and 3 mattresses and overlays) – Miami and San Juan only
     At this time, the Company plans to participate in the bidding process but it is not known in which CBA(s) for which category or categories of items, nor the outcome of the competitive bidding process. Therefore, the Company is not able to estimate the financial impact of the competitive bidding process, but such impact could be material. During 2006, the Company’s Medicare revenue associated with the 10 above-listed product categories of the 19 branch locations providing services in the seven CBAs was less than 4% of the Company’s total revenue.
     Accreditation: The Secretary of the Department of Health and Human Services is required to establish and implement quality standards for suppliers of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS suppliers”). CMS published the standards on its web site on August 14, 2006. In order to continue to bill under Medicare Part B, DMEPOS suppliers will be required to meet these standards through an accreditation process outlined in the CMS final rule on accreditation issued August 18, 2006. The new quality standards reflect many of those currently required by certain healthcare accreditation organizations, such as the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), coupled with elements comprising the Company’s existing compliance, HIPAA privacy, and HIPAA security programs. All of the Company’s operating branch locations are currently accredited by JCAHO. The effective date of required compliance with these quality standards has not yet been determined by CMS. However, CMS has recently announced that suppliers must be accredited or be pending accreditation to submit a bid in the competitive bidding process as described above. Additionally, suppliers must be accredited by August 31, 2007 to be awarded a contract in the first round of the competitive bidding process.
     DRA Reimbursement Impact: The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 8, 2006, affects the Company’s reimbursement in a number of ways including:
•	The DRA contains a provision that eliminated the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs and beds, as well as respiratory assist devices. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. The effective date of the provision to eliminate the capped rental methodology applies to items for which the first rental month occurs on or after January 1, 2006 and, as a result, there was no impact to the Company’s revenue in 2006. The impact of this change will be realized over a period of several years beginning in 2007. When fully phased in, the Company estimates that the annual impact of the elimination of the capped rental payment methodology will be a reduction in rental revenue of approximately $5.8 million, but this could be offset to some degree by additional maintenance and service revenue paid by Medicare to the Company, which the Company is not able to quantify at this time.

•	The DRA also contains a provision that limits the monthly Medicare rental payments on oxygen equipment to 36 months. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met medical qualifications. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore, the transfer of title of oxygen equipment from the Company to the beneficiary will begin in 2009. The financial impact beginning in 2009 of the 36 month cap for oxygen equipment cannot be accurately estimated as the Company is not able to quantify additional revenue associated with maintenance and supplies that would partially offset the loss of rental revenue after the 36 month cap. However, such impact will be material.

•	On August 3, 2006, CMS published a Proposed Rule to implement the changes required by the DRA relating to the payment for oxygen, oxygen equipment, and capped rental DME items. The rule, which became final November 9, 2006 (“DRA Implementation Rule”), establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The DRA Implementation Rule also establishes a reimbursement rate for oxygen generating equipment for portability and changes regulations related to maintenance and equipment replacement reimbursement. Under the DRA Implementation Rule, during the initial 36 months of rental, the reimbursement rate for concentrators and stationary liquid and gas systems is $198.40 per month for calendar years 2007 and 2008, $193.21 per month for 2009, and $189.39 per month for 2010. For liquid or gas portable equipment, the reimbursement rate is a $31.79 add-on per month from 2007 through 2010, and for oxygen generating portable equipment, the reimbursement rate is an add-on of $51.63 per month for 2007 through 2010. During 2006, the Company’s average reimbursement rate for concentrators and stationary equipment was $199.84 per month, with a portable add-on of $31.79 per month. Under the competitive bidding process, the single payment rate for oxygen in the 10 Competitive Bidding Areas cannot exceed those established by the DRA.

•	The DRA also requires proof of U.S. citizenship, with certain exceptions, before an individual can enroll for health care benefits through Medicaid or renew his/her Medicaid benefits. The Company began validating coverage for all existing Medicaid beneficiaries prior to billing for services as of July 1, 2006. The Company cannot estimate the impact on revenues of the new documentation requirements.
     NPPV Changes: In the first quarter of 2006, CMS announced that non-invasive positive pressure ventilators (“NPPVs”) will no longer be considered an item requiring frequent and substantial servicing and therefore will no longer be rented for an indefinite period. As a result, rental payments for NPPVs will be capped at 13 months and the title to the equipment will transfer to the patient. The effective date for this reimbursement change was April 1, 2006, but CMS is allowing for a transition period for devices that were being rented by Medicare beneficiaries at that date. Therefore rental payments in the months prior to April 1, 2006 will not count toward the rental payment cap. As a result, the reduction in revenue associated with this reimbursement change will begin in 2007. The Company estimates that the annual impact of this reimbursement change will be a revenue reduction of approximately $1.7 million.
     The following proposed changes could, if enacted in their proposed or a modified form could have a significant impact on the Company:
     13-month Capped Rental for Oxygen Equipment: The proposed budget of the United States Government for fiscal year 2008 included a proposal to limit Medicare rental payments of most oxygen equipment to 13 months from the current 36 months as specified in the DRA. Additionally, in September 2006, the Office of Inspector General of the Department of Health and Human Services issued a report entitled “Medicare Home Oxygen Equipment: Cost and Servicing.” This report recommended, among other things, that CMS work with Congress to reduce the current 36 month rental period for oxygen equipment and specifically noted the anticipated savings to the Medicare program if the rental period was capped at 13 months. Subsequently, CMS issued a response indicating agreement with this recommendation. The Company cannot predict the ultimate outcome of the proposed 13 month rental cap for oxygen equipment, but it believes that any significant decrease in the current 36 month rental period will have a substantial and material negative financial impact to the Company. Such a decrease may require the Company to alter significantly its business model and cost structure as well as limit or eliminate certain products or services currently provided to patients in order to avoid substantial losses. There can be no assurance that the Company could successfully manage these changes. Additionally, management believes that such a drastic reduction in reimbursement for oxygen equipment would limit access to life-sustaining oxygen required by numerous Medicare beneficiaries.
     Inhalation Drug Proposals: In March 2006, CMS’s DME Program Safeguard Contractors proposed significantly lower reimbursement rates for two of the Company’s inhalation drug products, Xopenex and DuoNeb. If the proposed reimbursement rates go into effect, the Company will no longer be able to provide Xopenex and DuoNeb. As a result, the Company will be forced to provide albuterol to patients currently receiving Xopenex and provide separate unit dose vials of albuterol and ipratropium bromide to patients currently receiving DuoNeb, which would have a material negative impact on the Company’s financial results. Additionally, limiting access to Xopenex and DuoNeb could result in decreased patient compliance, increased risks to the patient, increased morbidity and mortality, and increased healthcare costs. On December 20, 2006, CMS internally generated a formal request for a national coverage analysis to determine when treatment with nebulized Xopenex is reasonable and necessary for Medicare beneficiaries with COPD. The analysis is expected to be completed September 18, 2007, and a proposed decision memo is scheduled to be issued June 20, 2007. See “Risk Factors.”
     Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions through a variety of initiatives designed to grow revenues See “Overview – Revenue Growth” for a discussion of the Company’s initiatives to grow revenues. In addition, management will continue to be focused on evolving the Company’s business model to improve productivity and reduce costs. These efforts will particularly emphasize centralization and consolidation of functions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Productivity and

Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse effect of reimbursement reductions will be material in 2007 and beyond. See “Risk Factors.”
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
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The Company’s management considers the following accounting policies to be the most critical in relation to the Company’s consolidated financial statements: revenue recognition and allowance for doubtful accounts, inventory valuation and cost of sales recognition, rental equipment valuation, valuation of long-lived assets, valuation of goodwill and other intangible assets, and self insurance accruals. These policies are presented in detail within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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

     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

	Percentage of Revenues
	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%

Cost of sales and related services	26.1	26.2
Cost of rental, including rental equipment depreciation	13.5	12.7
Operating expenses	45.5	48.3
Bad debt expense	3.3	3.5
General and administrative expense	5.9	5.2
Depreciation, excluding rental equipment, and amortization	0.9	1.2
Interest expense, net	5.3	5.3
Other income, net	(0.2)	(0.2)

Total expenses	100.3%	102.2%

Earnings from unconsolidated joint ventures	1.9%	1.6%

Income (loss) from continuing operations before reorganization items and income taxes	1.6	(0.6)
Reorganization items	—	0.1
Provision for income taxes	0.1	0.1

Net income (loss) from continuing operations	1.5%	(0.8)%

Operating loss from discontinued operations, net of tax	(0.1)%	—

Net income (loss)	1.4%	(0.8)%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Revenues. Revenues decreased from $79.0 million for the quarter ended March 31, 2006 to $76.9 million for the same period in 2007, a decrease of $2.1 million, or 2.7%. A significant portion of this revenue decrease is due to a decrease in revenues associated with non-focus product lines such as durable medical equipment and infusion therapy. Also contributing to the decrease in revenues was the effect of Company initiatives implemented in late 2006 to improve patient co-pay collections and provide appropriate service levels to patients. The Company believes most of the revenue lost as a result of these initiatives was unprofitable. In addition, Medicare reimbursement reductions implemented in 2007 associated with the Deficit Reduction Act of 2005 decreased revenues in the first quarter of 2007 by approximately $0.2 million. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $32.7 million for the quarter ended March 31, 2006 to $31.9 million for the same period of 2007, a decrease of $0.8 million, or 2.4%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines as described above.
Rental Revenues. Rental revenues decreased from $46.4 million for the quarter ended March 31, 2006 to $45.0 million for the same period in 2007, a decrease of $1.4 million, or 3.0%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines, a decrease in unprofitable revenue, and the impact of 2007 Medicare reimbursement reductions, all of which are described above.
Cost of Sales and Related Services. Cost of sales and related services decreased from $20.7 million for the quarter ended March 31, 2006 to $20.1 million for the same period in 2007, a decrease of $0.6 million, or 2.9%. As a percentage of revenues, cost of sales and related services decreased from 26.2% for the quarter ended March 31, 2006 to 26.1% for the same period in 2007. As a percentage of sales and related services revenues, cost of sales and related services decreased from 63.5% for the quarter ended March 31, 2006 to 62.8% for the same period in 2007. This decrease is primarily attributable to improved product pricing from certain of the Company’s suppliers.
Cost of Rental Revenues. Cost of rental revenues increased from $10.0 million for the quarter ended March 31, 2006 to $10.4 million for the same period in 2007, an increase of $0.4 million, or 4.0%. As a percentage of revenues, cost of rental revenues increased from 12.7% for the quarter ended March 31, 2006 to 13.5% for the same period in 2007. As a percentage of rental revenues, cost of rental revenue increased from 21.6% for the quarter ended March 31, 2006 to 23.1% for the same period in 2007 primarily due to an increase in rental equipment depreciation expense associated with a decrease in the estimated useful lives of equipment items affected by the DRA. The increase in depreciation expense has been partially offset by a decrease in the purchases of liquid and gaseous oxygen for patient portability.
Operating Expenses. Operating expenses decreased from $38.2 million for the quarter ended March 31, 2006 to $35.0 million for the same period in 2007, a decrease of $3.2 million or 8.4%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs. As a percentage of revenues, operating expenses were 48.3% and 45.5% for the three months ended March 31, 2006 and 2007, respectively.
Bad Debt Expense. Bad debt expense decreased from $2.8 million for the quarter ended March 31, 2006 to $2.5 million for the same period in 2007, a decrease of $0.3 million, or 10.7%. As a percentage of revenues, bad debt expense was 3.5% and 3.3% for the three months ended March 31, 2006 and 2007, respectively. This decrease is due to improved cash collections primarily associated with improvements made in the collection of patient co-pay amounts and deductibles.
General and Administrative Expenses. General and administrative expenses increased from $4.1 million for the quarter ended March 31, 2006 to $4.5 million for the same period in 2007, an increase of $0.4 million or 9.8%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes and additional centralization of field activities. As a percentage of revenues, general and administrative expenses were 5.2% and 5.9% for the quarters ended March 31, 2006 and 2007, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $0.9 million for the quarter ended March 31, 2006 to $0.7 million for the same period in 2007, a decrease of $0.2 million, or 22.2%. The decrease is primarily due to some software licensing agreements becoming fully amortized in the first quarter of 2007.
Interest Expense, Net. Interest expense, net, was $4.2 million for the quarter ended March 31, 2006 and $4.1 million for the quarter ended March 31, 2007.
Other Income, Net. Other income, net, was $0.1 million income for the quarter ended March 31, 2006 and $0.2 million for the quarter ended March 31, 2007.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures was $1.2 million for the quarter ended March 31, 2006 and $1.5 million for the quarter ended March 31, 2007. This increase is due to improved earnings of several joint ventures.
Provision for Income Taxes. The provision for income taxes was $0.1 million for the quarters ended March 31, 2006 and 2007, and relates solely to state income tax expense.

Liquidity and Capital Resources
     At March 31, 2007 the Company had current assets of $81.8 million and current liabilities of $44.0 million, resulting in working capital of $37.8 million and current ratio of 1.9x as compared to a working capital of $31.3 million and a current ratio of 1.7x at March 31, 2006.
     Pursuant to the Approved Plan associated with the Company’s emergence from Bankruptcy in July 2003, the Company has long-term debt of $250.0 million, as evidenced by a promissory note to the Lenders that is secured by various security agreements.
     The Approved Plan provides that the $250.0 million secured debt matures on August 1, 2009. The Approved Plan provides that interest is payable monthly on the $250.0 million secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment is due on each previous September 30 in an amount equal to one-half of the anticipated March payment. No payment was due on March 31, 2006 or March 31, 2007 as the Company did not have Excess Cash Flow as of December 31, 2005 and December 31, 2006, respectively.
     The Company has made all payments due under the Approved Plan as of March 31, 2007. As of March 31, 2007, the Lenders were owed $250.0 million. All pre-petition unsecured claims were paid in full as of March 31, 2007.
     The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of March 31, 2007, the Company had unrestricted cash and cash equivalents of approximately $12.2 million.
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
     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan for the twelve months ending March 31, 2008. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.

     The Company’s future liquidity will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $50.3 million and $53.7 million at March 31, 2007 and December 31, 2006, respectively. Average DSO, net of discontinued operations, was approximately 58 days at both March 31, 2007 and December 31, 2006. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s response.”
     Net cash provided by operating activities was $6.9 million and $7.7 million for the three months ended March 31, 2007 and 2006. Net income increased from $(0.7) million for the three months ended March 31, 2006 to $1.1 million for the three months ended March 31, 2007. Additions to property and equipment, net were $3.2 million for the three months ended March 31, 2007 compared to $6.4 million for the same period in 2006. Additionally, during the first quarter of 2007, the Company entered into $1.6 million of capital leases for equipment compared to $0.4 million in the first quarter of 2006. Net cash provided by (used in) financing activities was $1.7 million and $(2.9) million for the three months ended March 31, 2007 and 2006, respectively. The cash provided by financing for the quarter ended March 31, 2007 includes net proceeds of $2.4 million for the short-term note payable, and cash used in financing for the quarter ended March 31, 2006 included a $2.0 million payment for the OIG settlement.

Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of March 31, 2007:

	Twelve Months Ending March 31,
						After March 31,
	Total	2008	2009	2010	2011	2011
Long-term debt and capital leases	$252,285,000	$2,086,000	$103,000	$250,059,000	$37,000	$—

Interest on long-term debt and capital leases	40,210,000	17,257,000	17,203,000	5,750,000	—	—

Operating lease obligations	21,918,000	9,670,000	7,422,000	3,904,000	819,000	103,000

Total contractual cash obligations	$314,413,000	$29,013,000	$24,728,000	$259,713,000	$856,000	$103,000

Long-term debt is comprised entirely of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt, defined by the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year. As these payments will be based on excess cash at future dates, the Company is not able to project the amounts of these payments. As such, the $250.0 million secured debt, which is all classified in the 2010 column per the table above, could require principal payments in the Twelve Months Ending March 31, 2008 and 2009.
Interest on the long-term debt in the above table represents the maximum interest payments on the principal balance of $250.0 million in the event the Company does not make any excess cash flow payments or pre-payments in the twelve months ending March 31, 2008 and 2009. Capital leases consist primarily of leases of office and computer equipment. Operating leases are noncancelable leases on certain vehicles and buildings.
At March 31, 2007 the Company had no off-balance sheet commitments or guarantees outstanding.
At March 31, 2007 the Company had two letters of credit totaling $650,000, of which $400,000 expires in May 2007 and $250,000 expires in January 2008. The letters of credit secure the Company’s obligations with respect to its professional liability insurance. The letters of credit are secured by a certificate of deposit, which is included in restricted cash.

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
We have not experienced large increases in either the cost of supplies or operating expenses as a result of inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.
ITEM 4 – CONTROLS AND PROCEDURES
Based on management’s evaluation, with the participation of the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed in reports that are filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of March 31, 2007, the related interim condensed consolidated statements of operations and cash flows for the three-months ended March 31, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying interim condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Nashville, TN
May 4, 2007

PART II. OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
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
     For the three months ended March 31, 2007, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 55%, 9%, and 36%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company’s substantial leverage could adversely affect its ability to grow or to withstand adverse business conditions.
     The Company maintains a significant amount of debt. The secured claim of the Lenders as of March 31, 2007 was $250.0 million. Required payments to the Lenders are detailed in “Management’s Discussion and Analysis – Liquidity and Capital Resources.” As a result of the amount of debt, a substantial portion of the Company’s cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes or competitive pressures and the inability to pay or refinance debt when due would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Highland Capital Management, LP controls approximately 48% of the Company’s common stock and holds a majority of the Company’s $250 million secured debt, which may allow Highland to exert significant influence on certain aspects of our business.
     On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company. Highland also is the largest holder of the Company’s secured promissory notes representing our $250 million secured debt. Highland could exert significant influence on all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions.
The Company is subject to extensive government regulation, and the Company’s inability to comply with existing or future laws, regulations or standards could have a material adverse effect on the Company’s operations, financial condition, business, or prospects.
     The Company is subject to extensive and frequently changing federal, state, and local regulation. In addition, new laws and regulations are adopted periodically to regulate products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government, and other third-party payors. There can be no assurance that the Company is in compliance with all applicable existing laws and regulations or that the Company will be able to comply with any new laws or regulations that may be enacted in the future. Changes in applicable laws, any failure by the Company to comply with existing or future laws, regulations or standards, or discovery of past regulatory noncompliance by the Company could have a material adverse effect on the Company’s operations, financial condition, business, or prospects. See “Business – Government Regulation.”
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
     The Company has substantial accounts receivable as evidenced by DSO of 60 days as of March 31, 2007. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.
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

The Company is highly dependent upon its senior management and, as a result of Highland’s acquisition of 48% of our common stock, our chief executive officer has the right to self-terminate and receive a significant change of control payment.
     The Company’s historical financial results and reimbursement environment, among other factors, may limit the Company’s ability to attract and retain qualified personnel, which in turn could adversely affect profitability. Also, under the terms of the employment agreement between the Company and Joseph F. Furlong, III, the Company’s chief executive officer, the acquisition by any person of more than 35% of the company’s shares constitutes a change of control. On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company as of that date. Under Mr. Furlong’s employment agreement, Highland’s share acquisition constitutes a change of control and gives Mr. Furlong the right to self-terminate within one year and receive a lump sum change of control payment.
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

ITEM 6 — EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No.33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated June 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

15.1	Awareness Letter of KPMG LLP.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) – Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.
May 4, 2007	By:	/s/ Stephen L. Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant