Form 10-Q
period 2007-09-30
AMERICAN HOMEPATIENT INC
filed 2007-11-14
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2007
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
None
(Former name, former address and former fiscal year, if changed since last report)
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
(Outstanding shares of the issuer’s common stock as of October 29, 2007)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,155,000	$6,786,000
Restricted cash	250,000	650,000
Accounts receivable, less allowance for doubtful accounts of $13,853,000 and $17,076,000, respectively	44,295,000	54,314,000
Inventories, net of inventory valuation allowances of $654,000 and $792,000, respectively	10,836,000	12,288,000
Prepaid expenses and other current assets	11,247,000	4,430,000

Total current assets	88,783,000	78,468,000

Property and equipment	155,969,000	163,666,000
Less accumulated depreciation and amortization	(114,380,000)	(112,255,000)

Property and equipment, net	41,589,000	51,411,000

Goodwill	121,834,000	121,834,000
Investment in joint ventures	6,800,000	8,691,000
Other assets	15,980,000	16,267,000

Total other assets	144,614,000	146,792,000

TOTAL ASSETS	$274,986,000	$276,671,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

	September 30,	December 31,
	2007	2006
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$10,819,000	$1,063,000
Accounts payable	17,560,000	19,345,000
Other payables	1,356,000	1,304,000
Short-term note payable	764,000	248,000
Deferred revenue	6,448,000	7,097,000
Accrued expenses:
Payroll and related benefits	5,977,000	8,706,000
Insurance, including self-insurance accruals	6,089,000	6,246,000
Other	10,635,000	3,119,000

Total current liabilities	59,648,000	47,128,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	238,234,000	250,194,000
Deferred tax liability	2,365,000	—
Other noncurrent liabilities	51,000	47,000

Total noncurrent liabilities	240,650,000	250,241,000

Total liabilities	300,298,000	297,369,000

MINORITY INTEREST	509,000	618,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 shares	176,000	176,000
Additional paid-in capital	175,755,000	175,083,000
Accumulated deficit	(201,752,000)	(196,575,000)

Total shareholders’ deficit	(25,821,000)	(21,316,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$274,986,000	$276,671,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
REVENUES:		(Restated)		(Restated)

Sales and related service revenues, net	$29,607,000	$33,334,000	$92,020,000	$98,862,000
Rental revenues, net	41,684,000	47,085,000	129,538,000	139,811,000

Total revenues, net	71,291,000	80,419,000	221,558,000	238,673,000

EXPENSES:
Cost of sales and related services	15,834,000	20,777,000	55,072,000	61,397,000
Cost of rentals and other revenues, including rental equipment depreciation of $7,965,000, $8,789,000, $23,337,000 and $22,629,000, respectively	10,301,000	12,777,000	31,372,000	34,312,000
Operating expenses	34,896,000	37,423,000	104,347,000	113,975,000
Bad debt expense	2,341,000	2,533,000	6,914,000	8,065,000
General and administrative	4,586,000	4,396,000	13,976,000	13,040,000
Depreciation, excluding rental equipment, and amortization	842,000	915,000	2,375,000	2,769,000
Interest expense, net	4,014,000	4,297,000	12,073,000	12,988,000
Other income, net	(476,000)	(349,000)	(1,528,000)	(477,000)
Change of control (income) expense ( See Note 8)	(1,012,000)	—	5,577,000	—

Total expenses	71,326,000	82,769,000	230,178,000	246,069,000

Earnings from unconsolidated joint ventures	1,368,000	1,203,000	4,214,000	3,811,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	1,333,000	(1,147,000)	(4,406,000)	(3,585,000)

Reorganization expense	—	33,000	—	284,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,333,000	(1,180,000)	(4,406,000)	(3,869,000)

Provision for income taxes	1,229,000	87,000	2,901,000	261,000

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$104,000	$(1,267,000)	$(7,307,000)	$(4,130,000)

DISCONTINUED OPERATIONS:
Income from discontinued operations, including gain on disposal of assets of $3,001,000, net of tax	24,000	228,000	2,130,000	161,000

NET INCOME (LOSS)	$128,000	$(1,039,000)	$(5,177,000)	$(3,969,000)

NET INCOME (LOSS) PER COMMON SHARE — BASIC
Income (loss) from continuing operations	$0.01	$(0.07)	$(0.41)	$(0.24)
Income from discontinued operations	—	0.01	$0.12	0.01

NET INCOME (LOSS) PER COMMON SHARE — BASIC	$0.01	$(0.06)	$(0.29)	$(0.23)

NET INCOME (LOSS) PER COMMON SHARE — DILUTED
Income (loss) from continuing operations	$0.01	$(0.07)	$(0.41)	$(0.24)
Income from discontinued operations	—	0.01	0.12	0.01

NET INCOME (LOSS) PER COMMON SHARE — DILUTED	$0.01	$(0.06)	$(0.29)	$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
— Basic	17,573,000	17,573,000	17,573,000	17,533,000

— Diluted	17,891,000	17,573,000	17,573,000	17,533,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended Sept. 30,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,177,000)	$(3,969,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change of control expense	5,577,000	—
Gain on sale of nursing facility	(3,001,000)	—
Deferred tax expense	2,365,000	—
Depreciation and amortization	25,731,000	25,426,000
Bad debt expense	7,676,000	8,104,000
Stock compensation expense	522,000	426,000
Equity in earnings from unconsolidated joint ventures	(2,786,000)	(2,401,000)
Minority interest	278,000	318,000

Change in assets and liabilities:
Restricted cash	400,000	—
Accounts receivable	2,498,000	(7,670,000)
Inventories	1,436,000	1,417,000
Prepaid expenses and other current assets	(6,850,000)	5,066,000
Deferred revenue	(649,000)	308,000
Accounts payable, other payables and accrued expenses	(2,829,000)	(4,763,000)
Other assets and liabilities	139,000	(666,000)
Due to unconsolidated joint ventures, net	4,677,000	4,878,000

Net cash provided by operating activities	30,007,000	26,474,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(10,722,000)	(19,536,000)
Proceeds from sale of nursing facility	2,790,000	—

Net cash used in investing activities	$(7,932,000)	$(19,536,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Nine Months Ended Sept. 30,
	2007	2006
		(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(387,000)	$(335,000)
Proceeds from exercise of employee stock options	—	457,000
Principal payments on long-term debt and capital leases	(6,835,000)	(158,000)
Proceeds (principal payments) on short-term note payable	516,000	(2,949,000)

Net cash used in financing activities	(6,706,000)	(2,985,000)

INCREASE IN CASH AND CASH EQUIVALENTS	15,369,000	3,953,000

CASH AND CASH EQUIVALENTS, beginning of period	6,786,000	4,444,000

CASH AND CASH EQUIVALENTS, end of period	$22,155,000	$8,397,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$11,277,000	$12,881,000

Cash payments of income taxes	$491,000	$426,000

NON-CASH ACTIVITY:
Capital leases entered into for property and equipment and change in accounts payable related to purchases of property and equipment	$4,930,000	$927,000
Write-off of related notes receivable and notes payable	$—	$570,000

CHANGE OF CONTROL EXPENSE:
Other liabilities	$5,427,000	$—
Additional paid-in capital	$(273,000)	$—

NURSING AGENCY ASSETS SOLD:
Inventories	$16,000	$—
Property and equipment, net	$50,000	$—

PROMISSORY NOTE RECEIVED FROM SALE OF NURSING AGENCY	$310,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements of American HomePatient, Inc. and subsidiaries (the “Company”) for the three and nine months ended September 30, 2007 and 2006 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2007, its results of operations for the three and nine months ended September 30, 2007 and 2006, and its cash flows for the nine months ended September 30, 2007 and 2006.
The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
The unaudited interim condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2006 have been restated to properly reflect deferred revenues associated with rental arrangements in accordance with Staff Accounting Bulletin No. 108, “Considering Effects of Prior Year Misstatements in Current Year Financial Statements,” which was adopted effective as of January 1, 2006.
2. STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” using the modified prospective method. Under this method, compensation costs for fixed plan stock options are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense were calculated using the Black-Scholes option-pricing model. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility since the emergence from bankruptcy.
There were 450,000 options granted during the first quarter ended March 31, 2007. The estimated fair value of these options was $1.22 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 99%; expected life of 5 years; and risk-free interest rate of 4.46%. There were 35,000 options granted during the second quarter ended June 30, 2007. The estimated fair value of these options was $1.86 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 102%; expected life of 5 years; and risk-free interest rate of 5.07%. There were no options granted during the third quarter ended September 30, 2007.
The Company recognized $113,000 and $522,000 of stock-based compensation expense in the three and nine months ended September 30, 2007, respectively.
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
An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2006	2,221,250	$3.45
Granted	450,000	1.60
Exercised	—	—
Canceled	(162,750)	9.43

Outstanding at March 31, 2007	2,508,500	$2.73

Granted	35,000	2.40
Exercised	—	—
Canceled	(500)	18.13

Outstanding at June 30, 2007	2,543,000	$2.73

Granted	—	—
Exercised	—	—
Canceled	(40,000)	7.01

Outstanding at September 30, 2007	2,503,000	$2.66

There were no stock options exercised during the three and nine months ended September 30, 2007. At September 30, 2007, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

		Weighted
		Average
		Grant-date
Nonvested Options	Options	Fair Value
Balance at December 31, 2006	730,000	$2.52
Granted	450,000	1.22
Vested	(212,500)	2.56
Forfeited	(72,500)	3.05

Balance at March 31, 2007	895,000	$1.81
Granted	35,000	1.86
Vested	(416,250)	1.74
Forfeited	—	—

Balance at June 30, 2007	513,750	$1.87
Granted	—	—
Vested	(2,500)	0.47
Forfeited	(20,000)	2.52

Balance at September 30, 2007	491,250	1.85

Options granted under the 1991 Plan as of September 30, 2007 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Sept. 30,	Sept. 30,	at Sept. 30,	at Sept. 30,
Grant	Outstanding	Prices	Price	Years	Value	2007	2007	2007	2007
1998	473,000	$2.13 to $18.13	$5.95	1.02	—	473,000	$5.95	1.02	—
1999	200,000	$0.56	$0.56	2.12	112,000	200,000	$0.56	2.12	112,000
2000	220,000	$0.17 to $0.30	$0.18	3.10	207,700	220,000	$0.18	3.10	207,700
2004	450,000	$1.31 to $1.80	$1.64	6.64	—	412,500	$1.67	6.60	—
2005	170,000	$2.21 to $3.83	$2.97	7.35	—	125,000	$2.96	7.34	—
2006	505,000	$3.30	$3.25	8.40	—	327,500	$3.28	8.39	—
2007	485,000	$1.60 to $2.40	$1.66	9.44	—	253,750	$1.63	9.43	—

	2,503,000				$319,700	2,011,750			$319,700

Options granted under the 1991 Plan as of December 31, 2006 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Dec. 31,	Dec. 31,	at Dec. 31,	at Dec. 31,
Grant	Outstanding	Prices	Price	Years	Value	2006	2006	2006	2006
1997	52,000	$21.50	$21.50	0.15	$—	52,000	$21.50	0.15	$—
1998	484,250	$2.13 to $18.13	$6.23	1.76	—	484,250	$6.23	1.76	—
1999	200,000	$0.56	$0.56	2.86	168,000	200,000	$0.56	2.86	168,000
2000	220,000	$0.17 to $0.30	$0.18	3.85	269,300	220,000	$0.18	3.85	269,300
2004	450,000	$1.31 to $1.80	$1.64	7.39	—	412,500	$1.67	7.35	—
2005	245,000	$2.21 to $3.83	$3.23	8.13	—	122,500	$3.23	8.13	—
2006	570,000	$0.61 to $3.30	$3.25	9.15	—	—	$—	—	—

	2,221,250				$437,300	1,491,250			$437,300

Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a three or four year vesting period and expire in ten years. Options granted in 2007 have a three year vesting period and expire in ten years. As of

September 30, 2007 and December 31, 2006, shares available for future grants of options under the 1991 Plan total 43,109 and 324,859, respectively.
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
An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2006 and September 30, 2007	468,000	$1.62

Options granted under the 1995 Plan as of December 31, 2006 and September 30, 2007 have the following characteristics:

				Weighted	Weighted
				Average	Average		Weighted	Aggregate	Aggregate
				Remaining	Remaining		Average	Intrinsic	Intrinsic
			Weighted	Contractual	Contractual		Exercise	Value	Value
			Average	Life in	Life in		Price of	of Options	of Options
Year of	Options	Exercise	Exercise	Years	Years	Options	Options	Exercisable	Exercisable
Grant	Outstanding	Prices	Price	12/31/2006	9/30/2007	Exercisable	Exercisable	12/31/2006	9/30/2007
1997	6,000	$21.06	$21.06	1.00	0.25	6,000	$21.06	$—	$—
1998	6,000	$1.69	$1.69	2.00	1.25	6,000	$1.69	—	—
1999	6,000	$0.53	$0.53	3.00	2.25	6,000	$0.53	5,220	3,540
2000	140,000	$0.20 to $0.30	$0.26	3.61	2.87	140,000	$0.26	159,800	120,600
2001	15,000	$0.75	$0.75	5.00	4.25	15,000	$0.75	9,750	5,550
2002	15,000	$0.15	$0.15	6.00	5.26	15,000	$0.15	18,750	14,550
2003	80,000	$1.29	$1.29	7.00	6.26	80,000	$1.29	8,800	—
2004	100,000	$1.18 to $3.46	$2.32	7.72	6.97	100,000	$2.32	—	—
2005	50,000	$3.27	$3.27	9.00	8.26	50,000	$3.27	—	—
2006	50,000	$1.40	$1.40	10.00	9.26	50,000	$1.40	—	—

	468,000					468,000		$202,320	$144,240

The Directors’ options are fully vested upon issuance and expire ten years from the date of issuance.
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
The following information is necessary to calculate net income (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$128,000	$(1,039,000)	$(5,177,000)	$(3,969,000)

Weighted average common shares outstanding	17,573,000	17,573,000	17,573,000	17,533,000
Effect of dilutive options	318,000	—	—	—

Adjusted diluted common shares outstanding	17,891,000	17,573,000	17,573,000	17,533,000

Net income (loss) per common share — basic
Income (loss) from continuing operations	$0.01	$(0.07)	$(0.41)	$(0.24)
Income from discontinued operations	—	0.01	0.12	0.01

Net income (loss) per common share — basic	$0.01	$(0.06)	$(0.29)	$(0.23)

Net income (loss) per common share — diluted
Income (loss) from continuing operations	$0.01	$(0.07)	$(0.41)	$(0.24)
Income from discontinued operations	—	0.01	0.12	0.01

Net income (loss) per common share — diluted	$0.01	$(0.06)	$(0.29)	$(0.23)

4. PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE
In 2002 American HomePatient, Inc. filed a voluntary petition for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Filing”). On July 1, 2003, the Company successfully emerged from bankruptcy protection under a Joint Plan of Reorganization (the “Approved Plan”).
Pursuant to the Approved Plan, the Company had long-term debt of $250.0 million (the “Secured Debt”), as evidenced by a promissory note to the lenders (the “Lenders”) under a previous senior debt facility that is secured by substantially all of the Company’s assets. On April 3, 2007, a $2.8 million principal payment was made that reduced the Secured Debt to $247.2 million. This payment was required by the Lenders as a result of the sale of certain assets of the Company’s home nursing business, see Note 7.
The Approved Plan provides that principal is payable annually on the Secured Debt on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The Company estimates having Excess Cash Flow at December 31, 2007 of $9.0 million. As such, this amount is reflected in the current portion of long-term debt and capital leases at September 30, 2007. On October 1, 2007, the Company made a payment of $4.5 million, which is one-half of the anticipated March 2008 payment. The actual Excess Cash Flow at December 31, 2007 may be higher or lower than our estimate and will be used to determine the actual March 2008 payment. The maturity date of the Secured Debt is August 1, 2009. The Approved Plan provides that interest is payable monthly on the Secured Debt at a rate of 6.785% per annum.
As of September 30, 2007, all administrative, priority and unsecured claims to be paid under the Approved Plan have been paid in full. The Company has made all payments due under the Approved Plan as of September 30, 2007.
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
Upon implementation of FASB Statement No. 142, “Goodwill and Other Intangible Assets” effective for the year ended December 31, 2002, amortization of the Company’s indefinite-life intangible assets, consisting of goodwill, ceased for financial statement purposes. As of December 31, 2006, the Company’s deferred tax asset relating to indefinite-life intangibles was $1.2 million, which was fully reserved by a valuation allowance. As a result of additional tax amortization during 2007, this deferred tax asset relating to indefinite-life intangibles became a deferred tax liability of $1.2 million, as of June 30, 2007 and $2.4 million at September 30, 2007. The Company cannot determine when the reversal of the deferred tax liability relating to its indefinite-life intangible assets will occur, or whether such reversal would occur within the Company’s net operating loss carry-forward period. Therefore, for the quarters ended June 30, 2007 and September 30, 2007, the Company recognized a non-cash charge totaling $1.2 million, for each quarter, to income tax expense to increase the valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.
6. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT
In July 2006, the FASB issued its Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions as of September 30, 2007, where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

The Company has identified its federal tax return and its state income tax returns filed in Texas, Florida, New York, Pennsylvania, Arkansas, Ohio, Iowa and Tennessee as its “major” tax jurisdictions. The periods subject to examination for the Company’s federal return are the 2004 through 2006 tax years. The periods subject to examination for the Company’s state returns in major tax jurisdictions are years 2003 through 2006. As of September 30, 2007, there were no active federal, state or local income tax audits. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes.
The Company believes that any income tax filing positions and deductions not sustained on audit will not result in a material change to its financial position or results of operations. Therefore, adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.
7. DISCONTINUED OPERATIONS
Effective April 1, 2007, the Company sold the assets of its home nursing business located in Tallahassee, Florida to Amedisys Home Health, Inc. of Florida. The sales price was $3.1 million, of which $2.8 million was received in cash at closing, with the remainder to be received according to the terms of a promissory note. The Company recorded a gain of $3.0 million associated with this sale. The cash and note proceeds from this transaction were utilized to pay down long-term debt.
Since the Company is exiting its home nursing line of business, the Company has presented the nursing business as discontinued operations in 2007, with comparable presentation for 2006.
8. CHANGE OF CONTROL
On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company as of that date. Under the terms of the employment agreement between the Company and Joseph F. Furlong, III, the Company’s chief executive officer, the acquisition by any person of more than 35% of the Company’s shares constitutes a change of control. Under Mr. Furlong’s employment agreement, this event gives Mr. Furlong the right to receive a lump sum payment in the event he or the Company terminates his employment within one year after the change of control. The Company accrued a liability for this potential payment in the second quarter of 2007 since the ultimate requirement to make this payment is outside of the Company’s control. As such, the Company recorded an expense of $6.6 million, which is shown as “change of control expense” in the interim condensed consolidated statements of operations, and a liability in the amount of $6.9 million, which is reflected in other accrued expenses on the interim condensed consolidated balance sheets. These items are comprised of 300% of Mr. Furlong’s current year salary and maximum bonus, immediate vesting of all unvested options, the buyout of outstanding options, reimbursement of certain personal tax obligations associated with the lump sum payment, as well as payment of certain insurance for up to 3 years after termination and office administrative expenses for up to one year after termination.
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
In the third quarter of 2007, the Company reduced the change of control expense by $1.0 million and the related liability by $1.4 million due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of September 30, 2007. This decrease in expense is the result of a decline in the market value of the Company’s common stock from June 30, 2007 to September 30, 2007.
9. GOODWILL IMPAIRMENT ANALYSIS
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
The Company performed its annual impairment review as of September 30, 2007 and concluded there was no impairment.

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

     The following table sets forth the percentage of revenues, excluding discontinued operations, represented by each line of business for the periods presented:

	Nine Months Ended Sept. 30,
	2007	2006
Oxygen systems	38%	37%
Inhalation drugs	11	10
Nebulizers	1	2
Respiratory assist devices	24	23
Other respiratory	3	3

Total home respiratory therapy services	77%	75%

Enteral nutrition services	6	6
Other infusion services	6	6

Total home infusion therapy services	12%	12%

Total home medical equipment and supplies	11%	13%

	100%	100%

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

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. For the nine months ended September 30, 2007 and September 30, 2006, bad debt expense as a percentage of net revenue was 3.1% and 3.4%, respectively. The decrease in bad debt expense as a percentage of net revenue is due to improved cash collections and a decrease in unbilled revenues.
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
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company also monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO, net of discontinued operations, was 56 and 58 days at September 30, 2007 and December 31, 2006, respectively. This decrease is primarily the result of improved collections and a decrease in unbilled revenue.
     Unbilled Revenue. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which reports the amount of sales and rental revenues that have not yet been billed to the respective payors due to incomplete documentation or the lack of the Certificate of Medical Necessity (“CMN”) from the physicians. Unbilled revenue net of allowances decreased from $10.7 million at December 31, 2006 to $7.7 million at September 30, 2007, primarily due to improvements made in obtaining supporting documentation needed for billing.

     Productivity and Profitability. As discussed above, the fixed price reimbursement in the Company’s industry makes it particularly important to control expenses. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are productivity analysis and profitability analysis. For instance, management analyzes billing center productivity using measures such as monthly revenue processed per full time equivalent (FTE) and monthly claims processed per FTE, with the goal of increasing productivity and eliminating the resulting excess capacity. Additionally, the Company monitors productivity of its branches by measuring each branch’s personnel costs against a predetermined productivity standard. This measurement highlights opportunities for improved productivity and reductions in personnel expenses on a branch and area basis. These analyses have enabled the Company to consolidate billing centers and branches, improve productivity and reduce expenses. Moreover, they have helped identify and standardize best practices and identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have led to the closure or consolidation of branch locations, changes in the emphasis of certain products, and new sales initiatives. During the nine months ended September 30, 2007, the Company closed or consolidated twelve branch locations and opened seven branch locations.
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
     The Company currently has 19 branch locations providing services within seven of the 10 CBAs. The Company does not have locations in the greater Miami area, California, or Puerto Rico.
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
     The bidding process for the first 10 categories of items in the first 10 CBAs began in May 2007. The deadline for submitting bids was September 25, 2007. The contract period for this first round of bidding is July 1, 2008 through June 30, 2011.
     At this time, the outcome of the competitive bidding process is not known and therefore the Company is not able to estimate the financial impact of the competitive bidding process, but the impact could be material. The Company’s Medicare revenue associated with these 10 product categories within the seven CBAs in which the Company currently operates is less than 3% of the Company’s total revenue.
     Accreditation: The Secretary of the Department of Health and Human Services is required to establish and implement quality standards for suppliers of durable medical equipment, prosthetics, orthotics, and supplies. The Centers for Medicare and Medicaid Services (“CMS”) published the standards on its website on August 14, 2006. In order to continue to bill under Medicare Part B, DMEPOS suppliers will be required to meet these standards through an accreditation process outlined in the CMS final rule on accreditation issued August 18, 2006. The new quality standards reflect many of those currently required by certain healthcare accreditation organizations, such as the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), coupled with elements comprising the Company’s existing compliance, Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy, and HIPAA security programs. All of the Company’s operating branch locations are currently accredited by JCAHO. The effective date of required compliance with these quality standards has not yet been determined by CMS. However, CMS has recently announced that suppliers must be accredited or be pending accreditation to submit a bid in the competitive bidding process as described above. Additionally, suppliers must be accredited by October 31, 2007 to be awarded a contract in the first round of the competitive bidding process for the CBAs.
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

When fully phased in, the Company estimates that the annual impact of the elimination of the capped rental payment methodology will be a reduction in rental revenue of approximately $3.0 million, but this could be offset to some degree by additional maintenance and service revenue paid by Medicare to the Company, which the Company is not able to quantify at this time.

•	The DRA also contains a provision that limits the duration of monthly Medicare rental payments on oxygen equipment to 36 months. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met medical qualifications. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore, the transfer of title of oxygen equipment from the Company to the beneficiary will begin in 2009. The financial impact beginning in 2009 of the 36 month cap for oxygen equipment cannot be accurately estimated as the Company is not able to quantify additional revenue associated with maintenance and supplies that would partially offset the loss of rental revenue after the 36 month cap; however, such impact will be material.

•	On August 3, 2006, CMS published a Proposed Rule to implement the changes required by the DRA relating to the payment for oxygen, oxygen equipment, and capped rental DME items. The rule, which became final November 9, 2006 (“DRA Implementation Rule”), establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The DRA Implementation Rule also establishes a reimbursement rate for portable oxygen generating equipment and changes regulations related to maintenance reimbursement and equipment replacement reimbursement. Under the DRA Implementation Rule, during the initial 36 months of rental, the reimbursement rate for concentrators and stationary liquid and gas systems is $198.40 per month for calendar years 2007 and 2008, $193.21 per month for 2009, and $189.39 per month for 2010. For liquid or gas portable equipment, the reimbursement rate is a $31.79 add-on per month from 2007 through 2010, and for oxygen generating portable equipment, the reimbursement rate is an add-on of $51.63 per month for 2007 through 2010. During 2006, the Company’s average reimbursement rate for concentrators and stationary equipment was $199.84 per month, with a portable add-on of $31.79 per month. Under the competitive bidding process, the single payment rate for oxygen in the 10 CBAs cannot exceed those established by the DRA.
     NPPV Changes: In the first quarter of 2006, CMS announced that non-invasive positive pressure ventilators (“NPPVs”) will no longer be considered an item requiring frequent and substantial servicing and therefore will no longer be rented for an indefinite period. As a result, rental payments for NPPVs will be capped at 13 months and the title to the equipment will transfer to the patient. The effective date for this reimbursement change was April 1, 2006, but CMS is allowing for a transition period for devices that were being rented by Medicare beneficiaries at that date. Therefore rental payments in the months prior to April 1, 2006 will not count toward the rental payment cap. As a result, the reduction in revenue associated with this reimbursement change will begin in 2007. The Company estimates that the annual impact of this reimbursement change will be a revenue reduction of approximately $0.6 million.
     The following proposed changes, if enacted in their proposed or a modified form, could have a significant impact on the Company:
     Reduction in the Reimbursement for Oxygen Equipment: The proposed budget of the United States Government for fiscal year 2008 included a proposal to limit Medicare reimbursement of rental payments for most oxygen equipment to 13 months from the current 36 months as specified in the DRA. Additionally, in September 2006, the Office of Inspector General of the Department of Health and Human Services issued a report entitled “Medicare Home Oxygen Equipment: Cost and Servicing.” This report recommended, among other things, that CMS work with Congress to reduce the current 36 month rental period for oxygen equipment and specifically noted the anticipated savings to the Medicare program if the rental period was capped at 13 months. Subsequently, CMS issued a response indicating agreement with this recommendation. Additionally, on August 1, 2007, the U.S. House of Representatives passed H.R. 3162, “The Children’s Health and Medicare Protection Act.” This legislation would reduce payments to Medicare Advantage plans and increase the federal cigarette tax by 45 cents per pack to increase funding for the State Children’s Health Insurance Plan (SCHIP) by $50 billion over five years. This legislation also would reduce the oxygen equipment rental period from 36 months to 18 months – which produced a savings score of $1.8 billion over 5 years and $6 billion over 10 years. On August 2, 2007, the U.S. Senate passed S 1893. This legislation would reauthorize SCHIP and increase the cigarette tax by 61 cents per pack to fund an SCHIP program expansion of $35 billion over 5 years. Unlike the House SCHIP reauthorization bill, the Senate bill did not contain any Medicare provisions. Compromise SCHIP legislation, which excluded any Medicare reductions, was submitted to the President and subsequently vetoed by the President on October 3, 2007. The House of Representatives did not override this veto. The Company cannot predict the ultimate outcome of proposed reductions in reimbursement for oxygen equipment, but it believes that any significant decrease in the current 36 month rental period or reimbursement rate will have a substantial and material negative financial impact to the Company. Such a decrease may require the Company to alter significantly its business model and cost structure as well as limit or eliminate certain products or services currently provided to patients in order to avoid substantial losses. There can be no assurance that the Company could successfully manage these changes. Additionally, management believes that such a drastic reduction in reimbursement for oxygen equipment would limit access to life-sustaining oxygen required by numerous Medicare beneficiaries.
     Inhalation Drug Proposals: Effective July 1, 2007 Xopenex was moved into the same reimbursement code as albuterol and the two drugs received a new blended reimbursement rate, which decreased the reimbursement for Xopenex and increased the reimbursement for albuterol. This new blended reimbursement rate is lower than the cost to acquire Xopenex and as a result, the Company no longer provides Xopenex to its patients except in certain isolated instances. Included in the House of Representatives version of the SCHIP legislation, as described above, was a provision to reduce the reimbursement rate for albuterol to its historic rate while reimbursing Xopenx at the lower of the blended rate or historic rate beginning January 1, 2008. However, this provision was not included in the compromise bill that was ultimately vetoed by the President. The Company cannot predict future changes in reimbursement for albuterol and Xopenex; however, any additional decrease in reimbursement could have a material negative effect on the Company’s financial results and financial position.
     Surety Bond Proposal: CMS recently issued a proposed rule implementing section 4312 of the Balanced Budget Act of 1997, which would require all suppliers of durable medical equipment, prosthetics, orthotics and supplies, except those that are government operated, to obtain and retain a surety bond in the amount of $65,000.  The proposed rule would require the Company to obtain a $65,000 surety bond for each of its 248 branch locations billing Medicare using a unique National Provider Identifier number, rather than a single $65,000 surety bond for the Company as a whole. CMS is seeking comments on this proposed rule and has specifically requested comments related to establishing an exception to the surety bond requirement for large, publicly traded chain suppliers, such as American HomePatient. The Company submitted comments to CMS on September 27, 2007 in favor of an exception to the surety bond requirements on the basis that public companies are already subject to extensive scrutiny under the reporting requirements of the SEC and Sarbanes-Oxley Act of 2002, and are generally less likely to default on Medicare debts given their financial resources.
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

Results of Operations
     The Company reports its revenues as follows: (i) sales and related services revenues; and (ii) rentals and other revenues. Sales and related services revenues are derived from the sale of aerosol medications and respiratory therapy equipment, the provision of infusion therapies and enteral nutrition, the sale of home health care equipment and medical supplies, and the sale of supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of equipment related to the provision of respiratory therapies, home health care equipment, and enteral pumps. Cost of sales and related services includes the cost of equipment and drugs and related supplies sold to patients. Cost of rentals and other revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen cylinders, rent expense for leased equipment, and rental equipment depreciation expense and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating center labor costs, delivery expenses, area management expenses, selling costs, occupancy costs, billing center costs and other operating costs. General and administrative expenses include corporate and senior management expenses. The majority of the Company’s joint ventures are not consolidated for financial statement reporting purposes. Earnings from unconsolidated joint ventures with hospitals represent the Company’s equity in earnings from unconsolidated joint ventures and management and administrative fees from unconsolidated joint ventures.

     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

	Percentage of Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales and related services	22.2	25.8	24.9	25.7
Cost of rentals, including rental equipment depreciation	14.4	15.9	14.2	14.4
Operating expenses	48.9	46.5	47.1	47.8
Bad debt expense	3.3	3.1	3.1	3.4
General and administrative	6.4	5.5	6.3	5.5
Depreciation, excluding rental equipment, and amortization	1.2	1.1	1.1	1.2
Interest expense, net	5.6	5.3	5.4	5.4
Other income, net	(0.7)	(0.4)	(0.7)	(0.2)
Change of control (income) expense	(1.4)	—	2.5	—

Total expenses	99.9	102.8	103.9	103.2

Earnings from unconsolidated joint ventures	1.9	1.5	1.9	1.6

Income (loss) from continuing operations before reorganization items and income taxes	2.0	(1.3)	(2.0)	(1.6)
Reorganization items	—	—	—	0.1
Provision for income taxes	1.7	0.1	1.3	0.1

Net income (loss) from continuing operations	0.3	(1.4)	(3.3)	(1.8)

Operating income from discontinued operations, including gain on disposal, net of tax	—	0.3	1.0	0.1

Net income (loss)	0.3%	(1.1)%	(2.3)%	(1.7)%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenues. Revenues decreased from $80.4 million for the quarter ended September 30, 2006 to $71.3 million for the same period in 2007, a decrease of $9.1 million, or 11.3%. A significant portion of this revenue decrease is due to a decrease in revenues associated with non-focus product lines such as durable medical equipment and infusion therapy and changes in inhalation drug product mix. Also contributing to the decrease in revenues was the effect of Company initiatives implemented in late 2006 to improve patient co-pay collections and provide appropriate service levels to patients. The Company believes most of the revenue lost as a result of these initiatives was unprofitable. The Company’s revenue was also negatively affected in the third quarter by temporary disruptions in certain sales and marketing processes during the Company’s recent implementation of various operational initiatives, which have resulted in improved operating efficiencies and reduced costs. In addition, Medicare reimbursement reductions implemented in 2007 associated with the Deficit Reduction Act of 2005 decreased revenues in the third quarter of 2007 by approximately $0.8 million. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $33.3 million for the quarter ended September 30, 2006 to $29.6 million for the same period of 2007, a decrease of $3.7 million, or 11.1%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines and temporary disruptions in sales and marketing processes as described above.
Rental Revenues. Rental revenues decreased from $47.1 million for the quarter ended September 30, 2006 to $41.7 million for the same period in 2007, a decrease of $5.4 million, or 11.5%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines, a decrease in revenue associated with initiatives to improve patient co-pay collections and provide appropriate service levels to patients, temporary disruptions in sales and marketing processes, and the impact of 2007 Medicare reimbursement reductions, all of which are described above.
Cost of Sales and Related Services. Cost of sales and related services decreased from $20.8 million for the quarter ended September 30, 2006 to $15.8 million for the same period in 2007, a decrease of $5.0 million, or 24.0%. As a percentage of revenues, cost of sales and related services decreased from 25.8% for the quarter ended September 30, 2006 to 22.2% for the same period in 2007. As a percentage of sales and related services revenues, cost of sales and related services decreased from 62.3% for the quarter ended September 30, 2006 to 53.5% for the same period in 2007. This decrease is primarily attributable to changes in product mix associated with inhalation drugs.
Cost of Rental Revenues. Cost of rental revenues decreased from $12.8 million for the quarter ended September 30, 2006 to $10.3 million for the same period in 2007, a decrease of $2.5 million, or 19.5% primarily attributable to a decrease in rental equipment depreciation and oxygen purchases. Rental equipment depreciation in the third quarter of the prior year included write-offs associated with the disposal or obsolescence of rental equipment assets in connection with the implementation of an automated asset tracking system for its fleet of rental equipment assets. As a percentage of revenues, cost of rental revenues decreased from 15.9% for the quarter ended September 30, 2006 to 14.4% for the same period in 2007. As a percentage of rental revenues, cost of rental revenue decreased from 27.1% for the quarter ended September 30, 2006 to 24.7% for the same period in 2007.
Operating Expenses. Operating expenses decreased from $37.4 million for the quarter ended September 30, 2006 to $34.9 million for the same period in 2007, a decrease of $2.5 million or 6.7%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs. As a percentage of revenues, operating expenses were 46.5% and 48.9% for the three months ended September 30, 2006 and 2007, respectively. This increase is primarily attributable to a decrease in revenues.
Bad Debt Expense. Bad debt expense decreased from $2.5 million for the quarter ended September 30, 2006 to $2.3 million for the same period in 2007, a decrease of $0.2 million, or 8.0%. As a percentage of revenues, bad debt expense was 3.1% and 3.3% for the three months ended September 30, 2006 and 2007, respectively. Bad debt expense as a percentage of net revenue increased in the current-year quarter as a result of delays in Medicare payments due to a change in the Jurisdiction C DME Medicare Contract Administrator that occurred June 1, 2007, and the realignment of two states previously processed by Jurisdiction B, that were moved to Jurisdiction D on the same date.
General and Administrative Expenses. General and administrative expenses increased from $4.4 million for the quarter ended September 30, 2006 to $4.6 million for the same period in 2007, an increase of $0.2 million, or 4.5%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes and additional centralization of field activities. As a percentage of revenues, general and administrative expenses were 5.5% and 6.4% for the quarters ended September 30, 2006 and 2007, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $0.9 million for the quarter ended September 30, 2006 to $0.8 million for the same period in 2007.
Interest Expense, Net. Interest expense, net, decreased from $4.3 million for the quarter ended September 30, 2006 to $4.0 million for the same period in 2007, a decrease of $0.3 million, or 7.0%. This decrease is attributable to a reduced debt balance and an increase in interest income on cash balances which is netted against interest expense.
Other Income, Net. Other income, net, was $0.3 million for the quarter ended September 30, 2006 and $0.5 million for the quarter ended September 30, 2007. The increase is primarily due to income related to services performed for one of the Company’s vendors in connection with a product recall associated with that vendor.
Change of Control Expense. In April 2007, an investor acquired more than 35% of the Company’s common stock, which constituted a change of control under the terms of the employment agreement between the Company and Joseph F. Furlong, III, the Company’s chief executive officer. This change of control gives Mr. Furlong the right to receive a lump sum severance payment in the event he or the Company terminates his employment within one year after the change of control. In the second quarter of 2007, the Company recorded an expense of $6.6 million related to this potential liability, which includes the lump sum severance payment, expense related to the acceleration of options and the potential buyout of options, and reimbursement of certain taxes related to the payment. In the third quarter of 2007, the Company reduced this expense by $1.0 million and the related liability by $1.4 million due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of September 30, 2007.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures increased from $1.2 million for the quarter ended September 30, 2006 to $1.4 million for the same period in 2007. The increase is due to improved earnings of several joint ventures.
Provision for Income Taxes. The provision for income taxes was $0.1 million and $1.2 million for the quarters ended September 30, 2006 and 2007, respectively. The 2006 expense primarily relates to state income tax expense. The 2007 expense primarily relates to deferred state and federal income taxes and state income tax expense. See Note 5 “Income Taxes” for additional discussion.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Revenues. Revenues decreased from $238.7 million for the quarter ended September 30, 2006 to $221.6 million for the same period in 2007, a decrease of $17.1 million, or 7.2%. A significant portion of this revenue decrease is due to a decrease in revenues associated with non-focus product lines such as durable medical equipment and infusion therapy. Also contributing to the decrease in revenues was the effect of Company initiatives implemented in late 2006 to improve patient co-pay collections and to provide appropriate service levels to patients. The Company believes most of the revenue lost as a result of these initiatives was unprofitable. The Company’s revenue was also negatively affected in the first nine months of 2007 by temporary disruptions in certain sales and marketing processes during the Company’s recent implementation of various operational initiatives, which have resulted in improved operating efficiencies and reduced costs. In addition, Medicare reimbursement reductions implemented in 2007 associated with the Deficit Reduction Act of 2005 decreased revenues in the first three quarters of 2007 by approximately $1.6 million. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $98.9 million for the nine months ended September 30, 2006 to $92.0 million for the same period of 2007, a decrease of $6.9 million, or 7.0%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines and temporary disruptions in sales and marketing processes as described above.
Rental Revenues. Rental revenues decreased from $139.8 million for the nine months ended September 30, 2006 to $129.5 million for the same period in 2007, a decrease of $10.3 million, or 7.4%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines, a decrease in revenue associated with initiatives to improve patient co-pay collections and provide appropriate service levels to patients, temporary disruptions in sales and marketing processes, and the impact of 2007 Medicare reimbursement reductions, all of which are described above.

Cost of Sales and Related Services. Cost of sales and related services decreased from $61.4 million for the nine months ended September 30, 2006 to $55.1 million for the same period in 2007, a decrease of $6.3 million, or 10.3%. As a percentage of revenues, cost of sales and related services decreased from 25.7% for the nine months ended September 30, 2006 to 24.9% for the same period in 2007. As a percentage of sales and related services revenues, cost of sales and related services decreased from 62.1% for the nine months ended September 30, 2006 to 59.8% for the same period in 2007. This decrease is primarily attributable to changes in product mix.
Cost of Rental Revenues. Cost of rental revenues decreased from $34.3 million for the nine months ended September 30, 2006 to $31.4 million for the same period in 2007, a decrease of $2.9 million, or 8.5%. This decrease is primarily attributable to a decrease in purchases of oxygen and rental supplies. As a percentage of revenues, cost of rental revenues decreased from 14.4% for the nine months ended September 30, 2006 to 14.2% for the same period in 2007. As a percentage of rental revenues, cost of rental revenue decreased from 24.5% for the nine months ended September 30, 2006 to 24.2% for the same period in 2007.
Operating Expenses. Operating expenses decreased from $114.0 million for the nine months ended September 30, 2006 to $104.3 million for the same period in 2007, a decrease of $9.7 million or 8.5%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs. As a percentage of revenues, operating expenses were 47.8% and 47.1% for the nine months ended September 30, 2006 and 2007, respectively.
Bad Debt Expense. Bad debt expense decreased from $8.1 million for the nine months ended September 30, 2006 to $6.9 million for the same period in 2007, a decrease of $1.2 million, or 14.8%. As a percentage of revenues, bad debt expense was 3.4% and 3.1% for the nine months ended September 30, 2006 and 2007, respectively. This decrease is due to improved cash collections and a decrease in unbilled revenue.
General and Administrative Expenses. General and administrative expenses increased from $13.0 million for the nine months ended September 30, 2006 to $14.0 million for the same period in 2007, an increase of $1.0 million, or 7.7%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes and additional centralization of field activities. General and administrative expenses were also affected in the current year by an increase in management incentive expense. As a percentage of revenues, general and administrative expenses were 5.5% and 6.3% for the nine months ended September 30, 2006 and 2007, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $2.8 million for the nine months ended September 30, 2006 to $2.4 million for the same period in 2007, a decrease of $0.4 million, or 14.3%. The decrease is primarily due to certain software licensing agreements becoming fully amortized in the first quarter of 2007.
Interest Expense, Net. Interest expense, net, decreased from $13.0 million for the nine months ended September 30, 2006 to $12.1 million for the same period in 2007, a decrease of $0.9 million, or 6.9%. This decrease is attributable to a reduced debt balance and an increase in interest income on cash balances which is netted against interest expense.

Other Income, Net. Other income, net, was $0.5 million for the nine months ended September 30, 2006 and $1.5 million for the nine months ended September 30, 2007. The increase is primarily due to income related to various life insurance polices and income related to services performed for one of the Company’s vendors in connection with a product recall associated with that vendor.
Change of Control Expense. Change of control expense was $5.6 million for the nine months ended September 30, 2007. In April 2007 an investor acquired more than 35% of the Company’s common stock, which constituted a change of control under the terms of the employment agreement between the Company and Joseph F. Furlong, III, the Company’s chief executive officer. This change of control gives Mr. Furlong the right to receive a lump sum severance payment in the event he or the Company terminates his employment within one year after the change of control. In the second quarter of 2007, the Company recorded an expense of $6.6 million related to this potential liability, which includes the lump sum severance payment, expense related to the acceleration of options and the potential buyout of options, and reimbursement of certain taxes related to the payment. In the third quarter of 2007, the Company reduced this expense by $1.0 million and the related liability by $1.4 million due to revaluation of the fair value of Mr. Furlong’s outstanding stock options.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures were $3.8 million for the nine months ended September 30, 2006 and $4.2 million for the nine months ended September 30, 2007. This increase is due to improved earnings of several joint ventures.
Provision for Income Taxes. The provision for income taxes was $0.3 million and $2.9 million for the nine months ended September 30, 2006 and 2007, respectively. The 2006 expense primarily relates to state income tax expense. The 2007 expense primarily relates to deferred state and federal income taxes and state income tax expense. See Note 5 “Income Taxes” for additional discussion.
Liquidity and Capital Resources
     At September 30, 2007 the Company had current assets of $88.8 million and current liabilities of $59.6 million, resulting in working capital of $29.2 million and a current ratio of 1.5x as compared to a working capital of $31.3 million and a current ratio of 1.7x at December 31, 2006.
     Pursuant to the Approved Plan associated with the Company’s emergence from Bankruptcy in July 2003, the Company currently has long-term debt of $247.2 million (the “Secured Debt”), as evidenced by a promissory note to the Lenders that is secured by substantially all of the assets of the Company.
     The Approved Plan provides that the Secured Debt matures on August 1, 2009 and that interest is payable monthly on the Secured Debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment is due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The Company estimates having Excess Cash Flow at December 31, 2006 of $9.0 million. As such, this amount is reflected in the current portion of long-term debt and capital leases at September

30, 2007. On October 1, 2007, the Company made a payment of $4.5 million, which is one-half of the anticipated March 2008 payment.
     The Company has made all payments due under the Approved Plan as of September 30, 2007. As of September 30, 2007, the Lenders were owed $247.2 million. All pre-petition unsecured claims were paid in full as of September 30, 2007.
     The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of September 30, 2007, the Company had unrestricted cash and cash equivalents of approximately $22.2 million.
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
     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan for the twelve months ending September 30, 2008. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The Company’s future liquidity will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally current portion of long-term debt and capital leases, accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient covered by private insurance or Medicaid. Net patient accounts receivable were $43.7 million and $53.7 million at September 30, 2007 and December 31, 2006, respectively. Average DSO, net of discontinued operations, was approximately 56 days and 58 days at September 30, 2007 and December 31, 2006, respectively. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.

     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”
     Net cash provided by operating activities was $30.0 million and $26.5 million for the nine months ended September 30, 2007 and 2006. Net loss increased from $(4.0) million for the nine months ended September 30, 2006 to $(5.2) million for the nine months ended September 30, 2007. Additions to net property and equipment for the nine months ended September 30, 2007 were $10.7 million, excluding capital leases entered into in 2007 as described below, compared to $19.5 million for the same period in 2006. During the first three quarters of 2007, the Company entered into $4.6 million of capital leases for equipment compared to $0.9 million for the first three quarters of 2006. Net cash used in financing activities was $6.7 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash used in financing for the nine months ended September 30, 2007, includes proceeds of $0.5 million for the short-term note payable and principal payments on long-term debt and capital leases of $6.8 million. Net cash used in financing for the nine months ended September 30, 2006, included principal payments on the short-term note of $2.9 million.
Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of September 30, 2007:

	Twelve Months Ending September 30,					After Sept., 30
	Total	2008	2009	2010	2011	2011
Long-term debt and capital leases	$249,053,000	$10,819,000	$238,170,000	$52,000	$12,000	$—
Interest on long-term debt and capital leases	29,090,000	16,596,000	12,493,000	1,000	—	—
Operating lease obligations	18,001,000	8,626,000	6,525,000	2,524,000	326,000	—

Total contractual cash obligations	$296,144,000	$36,041,000	$257,188,000	$2,577,000	$338,000	$—

Long-term debt is comprised entirely of amounts owed to the Lenders. Capital leases consist primarily of leases of medical, office and computer equipment. Operating leases are noncancelable leases on certain vehicles and buildings.
In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt, defined by the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” The Company estimates having Excess Cash Flow at December 31, 2007 of $9.0 million, and this amount is reflected in the 2008 column above. All other payments will be based on excess cash at future dates, and the Company is not able to project the amounts of these payments. As such, the remaining balance of the secured debt, which is classified in the 2009 column above, could require additional principal payments in the twelve months ending September 30, 2008.
Interest on the long-term debt in the above table assumes a $9.0 million payment for the twelve months ending September 30, 2008. All other interest payments do not assume any cash flow payments or pre-payments in the twelve months ended September 30, 2009.
At September 30, 2007 the Company had one letter of credit for $250,000, which expires in January 2008. The letter of credit secures the Company’s obligations with respect to its professional liability insurance. The letter of credit is secured by a certificate of deposit, which is included in restricted cash.
Off-Balance Sheet Arrangements
At September 30, 2007 the Company had no off-balance sheet commitments or guarantees outstanding.
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
The Company has not experienced large increases in either the cost of supplies or operating expenses as a result of inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, the Company bears the risk that reimbursement rates set by such programs will not keep pace with inflation.
ITEM 4 – CONTROLS AND PROCEDURES
Based on management’s evaluation, with the participation of the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed in reports that are filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of September 30, 2007, the related interim condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Nashville, TN
November 14, 2007

PART II. OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
     In 2006, an employee working in the Company’s branch location in Harrisonburg, Virginia, shot and killed two co-workers and then himself. The surviving spouses of the co-workers sued the Company alleging, among other things, negligent hiring and retention of the employee who shot their spouses, and sought in their complaints compensatory and punitive damages. These cases are styled Sharon A. Gibson v. American HomePatient, Inc., et al. (Circuit Court, Rockingham County, Va., civil action no. CL06-00549) and George W. Crump, IV v. American HomePatient, Inc., et al. (Circuit Court, Rockingham County, Va., civil action no. CL06-00547). The Crump case was tried in late September 2007, and the jury returned a $3.1 million verdict against the Company for negligent retention of the shooter and negligent failure to maintain a safe work environment. As a result of mediation occurring on November 7, 2007, both cases were settled, and the settlement has been approved by the court. The Company’s insurance carriers funded the settlement and have not, since prior to the mediation, made any demand on the Company to pay any portion of the settlement amount. If any carrier ever makes a claim against the Company for any portion of the settlement amount, the Company will vigorously oppose that claim and may assert counterclaims against the carriers.
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
     In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduced Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in 2004 and others beginning in 2005. On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law. The DRA reduced the reimbursement of certain products provided by the Company. These reductions have had and will have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. There are also pending reimbursement cuts, as well as proposed reimbursement cuts including a reduction in the rental period on oxygen equipment that may negatively affect the Company’s business and prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events and Uncertainties – Reimbursement Changes and the Company’s Response.”

Reductions in reimbursement rates from third-party payors could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources.
     For the nine months ended September 30, 2007, the percentage of the Company’s revenues derived from Medicare, Medicaid and all other payors was 54%, 8%, and 38%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company’s substantial leverage could adversely affect its ability to grow or to withstand adverse business conditions.
     The Company maintains a significant amount of debt. The secured claim of the Lenders as of September 30, 2007 was $247.2 million. Required payments to the Lenders are detailed in “Management’s Discussion and Analysis – Liquidity and Capital Resources.” As a result of the amount of debt, a substantial portion of the Company’s cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes or competitive pressures, and the inability to pay or refinance debt when due would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Highland Capital Management, L.P. controls approximately 48% of the Company’s common stock and holds a majority of the Company’s $247.2 million secured debt, which may allow Highland to exert significant influence on certain aspects of our business.
     On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company. Highland also is believed to be the largest holder of the Company’s secured promissory note representing the Company’s $247.2 million secured debt. Highland could exert significant influence on all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions.

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
     The Company has substantial accounts receivable as evidenced by DSO of 56 days as of September 30, 2007. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.
New healthcare legislation or other changes in the administration or interpretation of government health care programs or initiatives may have a material adverse effect on the Company.
The health care industry continues to undergo dramatic changes influenced in large part by federal legislative initiatives. It is likely that new federal health care initiatives will continue to arise. The MMA and the DRA have had a material negative impact on the level of reimbursement. Furthermore, additional reductions have been proposed. There can be no assurance that these or other federal legislative and regulatory initiatives will not be adopted in the future. One or more of these initiatives could materially limit patient access to, or the Company’s reimbursement for, products and services provided by the Company. Some states are adopting health care programs and initiatives as a replacement for Medicaid. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of government health care programs or initiatives will not have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”
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
Compliance with privacy regulations under HIPAA could result in significant costs to the Company and delays in its collection of accounts receivable.
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

ITEM 6 — EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No.33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated June 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

10.1	Amendment to Confidentiality, Non-Competition and Severance Pay Agreement between the Company and John D. Gouy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 3, 2007).

15.1	Awareness Letter of KPMG LLP.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) – Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.
November 14, 2007	By:	/s/ Stephen L. Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant