Form 10-K
period 2007-12-31
AMERICAN HOMEPATIENT INC
filed 2008-03-12
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐      Accelerated filer ☐      Non –accelerated filer ☐      Smaller reporting company ☑
(do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12-b-2). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold as of June 30, 2007 was $14,385,396. Solely for the purposes of this calculation, all persons who are executive officers or directors of the registrant and all persons who have filed a Schedule 13D or 13G with respect to the registrant’s stock have been deemed to be affiliates.
On March 6, 2008, 17,573,389 shares of the registrant’s $0.01 par value Common Stock were outstanding.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K: portions of the Registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders.

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

PART I
ITEM 1. BUSINESS
Introduction
     American HomePatient, Inc. and its subsidiaries (collectively, the “Company”) provide home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. As of December 31, 2007, the Company provided these services to patients primarily in the home through 245 centers in 33 states.
     American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient, Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884.
Business
     The Company provides home health care services and products consisting primarily of respiratory therapy services, home infusion therapy services, and the rental and sale of home medical equipment and home health care supplies. For the year ended December 31, 2007, such services and products represented 78%, 11%, and 11% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. The Company’s objective is to be a leading provider of home health care products and services in the markets in which it operates.
     As of December 31, 2007, the Company provided services to patients primarily in the home through 245 centers in the following 33 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin. As of December 31, 2007 the Company was an investor in and a manager of eleven joint ventures.
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

Services and Products
     The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,
	2007	2006	2005
Home respiratory therapy services	78%	75%	73%
Home infusion therapy services	11	12	12
Home medical equipment and home health supplies	11	13	15

Total	100%	100%	100%

     Home Respiratory Therapy Services. The Company provides a wide variety of home respiratory services primarily to patients with severe and chronic pulmonary diseases. Patients are referred to a Company center most often by primary care and pulmonary physicians as well as by hospital discharge planners and case managers. After reviewing pertinent medical records on the patient and confirming insurance coverage information, a Company service technician or respiratory therapist visits the patient’s home to deliver and to prepare the prescribed therapy or equipment. Company representatives coordinate the prescribed therapy with the patient’s physician and train the patient and caregiver in the correct use of the equipment. For patients renting equipment, Company representatives also make periodic follow-up visits to the home to provide additional instructions, perform required equipment maintenance, and deliver oxygen and other supplies.
     The primary respiratory services that the Company provides are:
•	Oxygen systems to assist patients with breathing. There are three types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary room air to provide a continuous flow of oxygen; (ii) liquid oxygen systems, which are thermally-insulated containers of liquid oxygen which can be used as stationary units and/or as portable options for patients; and (iii) high pressure oxygen cylinders, which are used primarily for portability as an adjunct to oxygen concentrators. Oxygen systems are prescribed by physicians for patients with chronic obstructive pulmonary disease, cystic fibrosis, and neurologically-related respiratory problems.

•	Nebulizers and related inhalation drugs to assist patients with breathing. Nebulizer compressors are used to administer aerosolized medications (such as albuterol) to patients with asthma, bronchitis, chronic obstructive pulmonary disease, and cystic fibrosis. “AerMeds®” is the Company’s registered marketing name for its aerosol medications program.

•	Respiratory assist devices to force air through respiratory passage-ways during sleep. These treatments, which utilize continuous positive airway pressure (“CPAP”) or bi-level positive airway pressure therapy, are used on adults with obstructive sleep apnea

(“OSA”), a condition in which a patient’s normal breathing patterns are disturbed during sleep.
     The other respiratory services that the Company provides include:
•	Home ventilators to sustain a patient’s respiratory function mechanically in cases of severe respiratory failure when a patient can no longer breathe independently;

•	Non-invasive positive pressure ventilation (“NPPV”) to provide ventilation support via a face mask for patients with chronic respiratory failure and neuromuscular diseases. This therapy enables patients to receive positive pressure ventilation without the invasive procedure of intubation;

•	Apnea monitors to monitor and to warn parents of apnea episodes in newborn infants as a preventive measure against sudden infant death syndrome; and

•	Home respiratory evaluations and related diagnostic equipment to assist physicians in identifying, monitoring and managing their respiratory patients.
     Oxygen systems comprised approximately 38% of the Company’s total 2007 revenues. Inhalation drugs and nebulizers comprised approximately 11% and 1%, respectively, of the Company’s total 2007 revenues. Respiratory assist devices and supplies comprised approximately 25% of 2007 revenues. All other respiratory products and services comprised approximately 3% of the Company’s total 2007 revenues. The Company provides respiratory therapy services in 228 of its 245 centers.
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
     Home infusion therapy involves the administration of nutrients, antibiotics, and other medications intravenously (into the vein), subcutaneously (under the skin), intramuscularly (into the muscle), intrathecally (via spinal routes), epidurally (also via spinal routes), or through feeding tubes into the digestive tract. The primary infusion therapy services that the Company provides include the following:
•	Enteral nutrition is the infusion of nutrients through a feeding tube inserted directly into the functioning portion of a patient’s digestive tract. This long-term therapy is often prescribed for patients who are unable to eat or to drink normally as a result of a neurological impairment such as a stroke or a neoplasm (tumor).

•	Anti-infective therapy is the infusion of anti-infective medications into a patient’s bloodstream, typically for 5 to 14 days, to treat a variety of serious bacterial and viral infections and diseases.

•	Total parenteral nutrition (“TPN”) is the long-term provision of nutrients through central vein catheters that are surgically implanted into patients who cannot absorb adequate nutrients enterally due to a chronic gastrointestinal condition.

•	Pain management involves the infusion of certain drugs into the bloodstream of patients, primarily terminally or chronically ill patients, suffering from acute or chronic pain.

•	Other infusion therapies include chemotherapy, hydration, growth hormone and immune globulin therapies.
     Enteral nutrition services account for approximately 6% of the Company’s total revenues in 2007 and are provided at most of the Company’s centers. Anti-infective therapy, TPN, pain management, and other infusion revenues accounted for approximately 5% of the Company’s total revenues in 2007. The Company currently provides other infusion therapies in 5 of its 245 centers.
     Home Medical Equipment and Medical Supplies. The Company provides a variety of equipment and supplies to serve the needs of home care patients. Revenues from home medical equipment and supplies are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment. Sales of home medical equipment and medical supplies account for 11% of the Company’s revenues in 2007 and are provided in 218 of the Company’s 245 centers.
Operations
     Organization. Currently, the Company’s operations are divided into 11 geographic areas with each area headed by an area vice president. Each area vice president oversees the operations of approximately 20 to 30 branches. Area vice presidents focus on revenue development and cost control and assist local management with decision-making to improve responsiveness and ensure quality in local markets. The Company operates regional billing centers that report directly to the corporate reimbursement department under the leadership of the Vice President of Revenue Management and three regional vice presidents of reimbursement. Additionally, the Company has five regional patient service centers that perform certain customer service functions and also report to the Vice President of Revenue Management. This organizational structure adds specialized knowledge and focused management resources to the billing, compliance, and reimbursement functions.
     The Company’s branches are typically staffed with a general manager, clinicians such as respiratory therapists, service technicians, and customer service representatives. In most of its markets, the Company employs account executives who are responsible for local sales efforts.

Account executives report directly to the general manager of their respective branch and indirectly to their respective area director of sales.
     The Company tries to appropriately balance between centralized and decentralized management with an increased emphasis on centralizing functions to improve productivity. Operating managers are encouraged to promptly and effectively respond to local market demands, while the Company provides through its corporate office management support, compliance oversight and training, marketing and managed care expertise, sales training and support, product development, and financial and information systems. The Company retains centralized control over those functions necessary to monitor quality of patient care and to maximize operational efficiency. Services performed at the corporate office include financial and accounting functions, treasury, corporate compliance, human resources, reimbursement oversight, sales and marketing support, clinical policy and procedure development, regulatory affairs and licensure, and information system design. The Company’s patient service centers provide centralized order intake and revenue qualification. Additionally, the Company has centralized its distribution of inhalation drugs and CPAP supplies. Management regularly analyzes the Company’s structure for opportunities to improve operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Productivity and Profitability” for additional discussion of centralization initiatives to improve productivity.
     Commitment to Quality. The Company maintains quality and performance improvement programs related to the proper implementation of its service standards. Management believes that the Company has developed and implemented service policies and procedures that comply with the standards required by the Joint Commission, its former accreditation organization, and the Accreditation Commission for Health Care, Inc. (ACHC), its current accrediting agency. As of January 1, 2008, the Company transitioned its accrediting agency from the Joint Commission to ACHC, which, like the Joint Commission, is a deemed accreditation organization for suppliers of durable medical equipment, prosthetics, orthotics, and supplies. As a deemed accreditation organization, ACHC’s accreditation is recognized by Centers for Medicare and Medicaid Services (“CMS”) as proof that the Company has met or exceeds CMS’ quality standards in order to bill the Medicare Part B program. All of the company’s operating branch locations are ACHC-accredited. The Company has Quality Improvement Advisory Boards at many of its branches, and branch general managers conduct quarterly quality improvement reviews. Area Quality Managers (AQMs) conduct quality compliance audits at each branch to ensure compliance with state and federal regulations, accreditation and quality standards, FDA regulations and internal standards. The AQMs also help train all new clinical personnel on the Company’s policies and procedures.
     Training and Retention of Quality Personnel. Management recognizes that the Company’s business depends on its personnel. The Company attempts to recruit knowledgeable talent for all positions including account executives who are capable of gaining new business from the local medical community. In addition, the Company provides sales training and orientation to general managers and account executives.
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
     Corporate Compliance. The Company’s goal is to operate its business with honesty and integrity and in compliance with the numerous laws and regulations that govern its operations. The Company’s corporate compliance program is designed to help accomplish these goals through employee training and education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits, and other programs. The Company’s corporate compliance program is monitored by its Vice President of Compliance and Governmental Affairs and the Compliance Committee. The Compliance Committee, which meets quarterly, is comprised of the Company’s President and CEO, Chief Operating Officer, Chief Financial Officer, Vice President of Revenue Management, and Vice President of Operations Initiatives. The Compliance Committee is advised by legal counsel. There can be no assurance that the Company’s compliance activities will prevent or detect violations of the governing laws and regulations. See “Business – Government Regulation.”
Hospital Joint Ventures
     As of December 31, 2007, the Company owns 50% of nine home health care businesses and 70% of two other home health care businesses. The remaining ownership interest of each of these businesses is owned by local hospitals. Through management agreements, the Company is responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The operations of the 70%-owned joint ventures are consolidated with the operations of the Company. The operations of the 50%-owned joint ventures are not consolidated with the operations of the Company and are instead accounted for by the Company under the equity method.
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
Revenues
     The Company derives substantially all of its revenues from third-party payors including Medicare, private insurers, and Medicaid. Medicare is a federally-funded and administered health insurance program that provides coverage for beneficiaries who require certain medical services and products. Medicaid is a state-administered reimbursement program that provides reimbursement for certain medical services and products. Amounts paid under these programs are generally based upon fixed rates. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise is delivered, or equipment is rented to patients. Revenues are recorded at net realizable amounts estimated to be paid by customers and third party payors. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to such reimbursements are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected in operations in the period known.
     Sales revenues and related services include all product sales to patients and are derived from the sale of aerosol medications and respiratory therapy equipment, the provision of infusion therapies, the sale of home health care equipment and medical supplies, and the sale of supplies and the provision of services related to the delivery of these products. Sales revenues are recognized at the time of delivery and recorded at the expected payment amount based upon the type of product and the payor when the Company has obtained the properly completed Certificate for Medical Necessity (“CMN”) from the health care provider, when applicable. Rentals and other patient revenues are derived from the rental of equipment related to the provision of respiratory therapy, home health care equipment, and enteral pumps. All rentals of the equipment are provided by the Company on a month-to-month basis and revenue is recorded at the expected payment amount based upon the type of rental and the payor when the Company has obtained the properly completed CMN from the health care provider, when applicable. Certain pieces of equipment are subject to capped rental arrangements, whereby title to the equipment transfers to the patient at the end of the capped rental payment period.
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

     Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis, and therefore, are excluded from revenues in the consolidated statements of operations.
     The following table sets forth the percentage of the Company’s revenues from each source indicated for the years presented:

	Year Ended December 31,
	2007	2006	2005
Medicare	53%	52%	52%
Private pay, primarily private insurance	39	39	39
Medicaid	8	9	9

Total	100%	100%	100%

     Because the Company derives a significant portion of its revenues from Medicare and Medicaid reimbursement, material changes in Medicare and Medicaid reimbursement have a material impact on its revenues and, consequently, on its business operations and financial results. Reimbursement levels typically are subject to downward pressure as the federal and state governments and managed care payors seek to reduce payments. Thus, since its inception the Company has experienced numerous reimbursement reductions related to its products and services and regularly learns of proposals for other reductions, some of which are subsequently implemented as proposed or in a modified form. The Company anticipates that future reductions will occur whether through administrative action, legislative changes, or otherwise.
     Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions through a variety of initiatives designed to grow revenues, improve productivity, and reduce costs. See “Business – Sales and Marketing” for a discussion of the Company’s initiatives to grow revenues and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Productivity and Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse impact could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Trends, Events, and Uncertainties” for a discussion of reimbursement changes already enacted that will further affect the Company in 2008 and beyond.
Collections
     The Company has three key initiatives in place to maintain and/or improve collections of accounts receivable: (i) proper staffing and training; (ii) process redesign and standardization; and (iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable.
     Net patient accounts receivable at December 31, 2007 was $44.5 million compared to net patient accounts receivable of $53.7 million at December 31, 2006.

     An important indicator of the Company’s accounts receivable collection efforts is the monitoring of the days sales outstanding (“DSO”). The Company monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. The table below shows the Company’s DSO, net of discontinued operations, for the periods indicated and is calculated by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense:

	Year Ended December 31,
	2007	2006	2005
DSO	57 days	58 days	61 days
     The decrease in DSO at December 31, 2007 compared to December 31, 2006 is the result of improved cash collections and a decrease in unbilled revenue.
     The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue (the amount of sales and rental revenues which have not yet been billed to the payor’s due to incomplete documentation or the receipt of the CMN). The amount of unbilled revenue was $6.7 million and $10.7 million for December 31, 2007 and December 31, 2006, respectively, net of valuation allowances. This decrease primarily is the result of improvements made in CMN procurement processes.
Sales and Marketing
     The Company has increased its focus on sales and marketing efforts over the past several years in an effort to improve revenues. During this time, management implemented changes designed to improve the effectiveness of the Company’s selling efforts. These include revisions to the Account Executive commission plans and a restructuring of the sales organization. Additionally, the position of Sr. Vice President of Sales and Marketing was added and a Vice President of Managed Care was hired. Management believes these actions have resulted in a more focused sales management team.
     The Company’s sales and marketing focus for 2008 and beyond includes: (i) emphasizing profitable revenue growth by focusing on oxygen and sleep-related products and services and by increasing the Company’s mix of Medicare and profitable managed care business; (ii) strengthening its sales and marketing efforts through a variety of programs and initiatives; (iii) heightened emphasis on sleep therapy through the opening of sleep centers, addition of more sleep specialists, and partnering with sleep vendors; and (iv) expanding managed care revenue through greater management attention and prioritization of payors to secure managed care contracts at acceptable levels of profitability. Improvement in the Company’s ability to grow revenues will be critical to the Company’s success. Management will continue to review and monitor progress with its sales and marketing efforts.
Competition
     The home health care industry is consolidating but remains highly fragmented and competition varies significantly from market to market. There are still relatively few barriers to entry in the local markets served by the Company, and the Company could encounter competition from new market entrants. In small and mid-size markets, a large percentage of the Company’s competition comes from local independent operators or hospital-based facilities. In the larger markets, regional and national providers account for a significant portion of competition and may have more resources to market their business. Management believes that the competitive factors most important in the Company’s lines of business are quality of service, reputation with referral sources, ease of doing business with the provider, ability to develop and to maintain relationships with referral sources, clinical expertise, and the range of services offered.
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

Branch Locations
     The Company’s 245 home health care centers as of December 31, 2007 are listed below:

Alabama	Florida	Kentucky	Nebraska	Ohio	Tennessee	Virginia
Birmingham	Ft. Myers	Bowling Green	Hastings[1]	Bryan	Chattanooga	Charlottesville
Dothan	Ft. Walton	Lexington	Lincoln[1]	Chillicothe	Clarksville	Chesapeake
Huntsville	Gainesville	London	Norfolk[1]	Cincinnati	Cookeville	Farmville
Mobile	Holly Hill	Louisville	Omaha[1]	Dayton	Dayton	Harrisonburg
Montgomery[1]	Jacksonville	Paducah		Heath	Dickson	Newport News
	Leesburg	Pineville	Nevada	Mansfield	Erin	Onancock[1]
Arizona	Longwood		Las Vegas	Marion	Jackson	Richmond
Globe	Lynn Haven	Maine		Maumee	Johnson City	Salem
Phoenix	Pensacola	Auburn	New Mexico	Middleburg Heights	Kingsport	Springfield
	Rockledge	Bangor	Alamogordo	Springfield	Knoxville
Arkansas	St. Augustine		Albuquerque	Twinsburg	Nashville	Washington
Batesville	Tallahassee (2)	Maryland	Clovis	Worthington	Oneida	Lakewood
Benton[1]	Tampa (2)	Cumberland	Farmington	Zanesville	Tullahoma	Yakima
El Dorado		Salisbury[1]	Grants		Union City
Ft. Smith (2)	Georgia		Las Cruces	Oklahoma		West Virginia
Harrison	Albany	Michigan	Roswell	Oklahoma City	Texas	Lewisburg
Heber Springs[1]	Brunswick	West Branch[1]		Tulsa	Austin	Rainelle
Hot Springs	Dublin		New York		Bay City	Wheeling
Jonesboro	Eastman	Minnesota	Albany	Pennsylvania	Bryan
Little Rock[1] (2)	Evans	Rochester	Auburn	Brookville	Conroe	Wisconsin
Lowell	Rossville		Corning	Camp Hill	Corpus Christi	Marshfield
Mena	Savannah	Mississippi	Depew	Chambersburg	Dallas (2)	Milwaukee
Mtn. Home	Valdosta	Tupelo	Geneva	Clearfield	Georgetown	Minocqua
N. Little Rock[1]	Waycross		Marcy	Danville	Harlingen	Onalaska
Paragould		Missouri	Oneonta	Erie	Houston	Racine
Pine Bluff	Illinois	Cameron	Poughkeepsie	Johnstown	Lake Jackson
Russellville	Collinsville	Columbia	Syracuse	Lewistown	Longview
Warren	Mt. Vernon	Festus	Watertown	Mill Hall	Lubbock
	Peoria	Hannibal	Webster	Philipsburg	Lufkin
Colorado	Springfield	Kansas City		Pittsburgh	McAllen
Cortez		Kirksville	North Carolina	Pottsville	Mount Pleasant
Denver	Iowa	Mountain Grove	Asheboro	Scottdale	Nacogdoches
Durango	Atlantic[1]	Perryville	Asheville[1]	State College	Paris
Pagosa Springs	Davenport	Potosi	Boone	Trevose	San Angelo
	Decorah	Rolla	Brevard	Waynesboro	San Antonio
Connecticut	Dubuque	Springfield	Charlotte	Wilkes-Barre	Temple
New Britain	Marshalltown	St. Louis	Concord	York	Tyler
Waterbury	Mason City	St. Peters	Durham		Victoria
	North Liberty	Warrensburg	Gastonia	South Carolina	Woodway
Delaware	Ottumwa	Waynesville	Hickory[1]	Columbia
Dover	Pleasant Hill		Maiden[1]	Conway[1]
Newark	Sioux City		Marion[1]	Florence
	Waterloo		Monroe	Greenville
			Newland	Hartsville
	Kansas		Salisbury	Lancaster
	Pittsburg		Sanford[1]	Myrtle Beach[1]
			Spruce Pine[1]	Pawley’s Island[1]
			Whiteville	Rock Hill[1]
			Wilmington	Summerville
			Winston-Salem	Union

[1]	Owned by a joint venture.

[2]	City has multiple locations.

Supplies and Equipment
     The Company centrally purchases home medical and respiratory equipment and other materials and products required in connection with the Company’s business from select suppliers.
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
     The Company retains the first $250,000 of each vehicle liability claim and is insured for the next $1.0 million of each claim. The Company retains the first $250,000 of each workers compensation claim and is insured for any additional liabilities from each such claim. The Company did not maintain annual aggregate stop-loss coverage for the years 2005, 2006, and 2007, as such coverage was not economically available. The Company has not maintained aggregate stop-loss coverage since 2001.
     The Company is self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and has maintained annual aggregate stop-loss coverage of $8.8 million for 2007. Liabilities in excess of this aggregate amount (up to $1.0 million) are the responsibility of the insurer. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2005, 2006, and 2007.
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
Employees
     At December 31, 2007, the Company had approximately 2,362 full-time employees, 113 part-time employees, and 111 employees used on an “as needed” basis only. Approximately 96 individuals were employed at the corporate office in Brentwood, Tennessee. None of the employees work under a union contract.
Trademarks
     The Company owns and uses a variety of marks, including American HomePatient®, AerMeds®; Redi✓sm; EnterCaresm; Resourcesm; EnSpiresm; OPUSsm; SLEEPsm; Go Paperlesssm; Personal Caring Servicesm; CHF Heart Matterssm; Rest Assured...We’re the Home Sleep Specialistssm; and Breathe, Nourish, Move, Thrivesm, which have either been registered at the federal or state level or are being used pursuant to common law rights.
Government Regulation
     General. The Company, as a participant in the health care industry, is subject to extensive federal, state, and local regulation. In addition to the Federal False Claims Act (“False Claims Act”) and other federal and state anti-kickback and self-referral laws applicable to all of the Company’s operations (discussed more fully below), the operations of the Company’s home health care centers are subject to federal laws covering the repackaging and dispensing of drugs (including oxygen) and regulating interstate motor-carrier transportation. Such centers also are subject to state laws (most notably licensing and controlled substances registration) governing pharmacies, nursing services and certain types of home health agency activities.
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
     In 1996, the Health Insurance Portability and Accountability Act (“HIPAA”) introduced a new category of federal criminal health care fraud offenses relating to health care benefits, which are referred to as Federal Health Care Offenses. The specific offenses are: health care fraud, theft or embezzlement, false statements, obstruction of an investigation, and money laundering. These crimes can apply to claims submitted not only to government reimbursement programs such as Medicare, Medicaid, and TRICARE but also to claims submitted to any third-party payor, and they carry penalties including fines and imprisonment. HIPAA has mandated an extensive set of regulations to protect the privacy and security of individually identifiable health information.
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
Legal Proceedings
     The following is a summary of the Company’s material legal proceedings:
     In 2006, an employee working in the Company’s branch location in Harrisonburg, Virginia, shot and killed two co-workers and then himself. The surviving spouses of the co-workers sued the Company alleging, among other things, negligent hiring and retention of the employee who shot their spouses, and sought in their complaints compensatory and punitive damages. These cases are styled Sharon A. Gibson v. American HomePatient, Inc., et al. (Circuit Court, Rockingham County, Va., civil action no. CL06-00549) and George W. Crump, IV v. American HomePatient, Inc., et al. (Circuit Court, Rockingham County, Va., civil action no. CL06-00547). The Crump case was tried in late September 2007, and the jury returned a verdict against the Company for negligent retention and negligent failure to maintain a safe work environment. At a mediation occurring after entry of the verdict, both cases were settled, and the settlements have been approved by the court. The Company’s insurance carriers funded the settlements and the Company and its carriers executed a mutual release of any claims between them relating to these cases. Thus, these cases have been resolved.
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
     For the year ended December 31, 2007, the percentage of the Company’s revenues derived from Medicare, Medicaid and all other payors was 53%, 8%, and 39%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company’s substantial leverage could adversely affect its ability to grow or to withstand adverse business conditions.
     The Company maintains a significant amount of debt. The secured claim of the Lenders as of December 31, 2007 was $242.7 million. The principal balance of the Company’s long-term debt, which consists entirely of amounts owed to the Lenders, is due to be repaid in full August 1, 2009. The Company currently estimates that approximately $233 million will be due to the Lenders at that time. If the unfavorable conditions in the current debt market do not improve, the Company believes that refinancing of the debt may be difficult to achieve. Failure to timely refinance the secured debt would have a material adverse effect on the Company’s prospects. Required payments to the Lenders are detailed in “Management’s Discussion and Analysis – Liquidity and Capital Resources.” As a result of the amount of debt, a substantial portion of the Company’s cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes or competitive pressures, and the inability to pay or refinance debt when due would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Highland Capital Management, L.P. controls approximately 48% of the Company’s common stock and holds a majority of the Company’s $242.7 million secured debt, which may allow Highland to exert significant influence on certain aspects of our business.
     On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company. Highland also is believed to be the largest holder of the Company’s secured promissory note representing the Company’s $242.7 million secured debt. Highland could exert significant influence on all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions.
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
     The Company has implemented, and is currently implementing, a number of expense reduction initiatives in response to existing and proposed reimbursement reductions. As described in this report, reimbursement reductions proposed in the United States government’s proposed federal budget for fiscal year 2009, if enacted, would require the Company to alter significantly its business model and cost structure, as well as the services it provides to patients, in order to avoid substantial losses. Measures undertaken to reduce expenses by improving efficiency can have a negative impact on revenues, referrals, billing, collections and other aspects of the Company’s business, any of which can have a material adverse effect on the Company’s operations, financial condition, business, or prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company has substantial accounts receivable, and increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on the Company’s cash flows and results of operations.
     The Company has substantial accounts receivable as evidenced by DSO, net of discontinued operations, of 57 days as of December 31, 2007. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.
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
     HIPAA Administrative Simplification requires all entities engaged in certain electronic transactions to meet specific standards to ensure the confidentiality and security of individually identifiable health information. In addition, HIPAA mandates the standardization of various types of electronic transactions and the codes and identifiers used for these transactions. While the Company has implemented all standards issued to date, including the standards for the National Provider Identifier, there are some state Medicaid programs that are not fully compliant with the electronic transaction standards which could result in delays in collections of accounts receivable.
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
     The home health care market is highly fragmented and competition varies significantly from market to market. There are relatively few barriers to entry in the local markets served by the Company, and it could encounter competition from new market entrants. In small and mid-size markets, the majority of the Company’s competition comes from local independent operators or hospital-based facilities. In larger markets, regional and national providers account for a significant portion of competition. Some of the Company’s present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company.
The provision of healthcare services entails an inherent risk of liability, and the Company’s insurance may not be sufficient to effectively protect the Company from all claims.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     As of December 31, 2007, the Company leased space for its corporate headquarters in the Parklane Building, Maryland Farms Office Park, Brentwood, Tennessee. The Company entered into an amended lease effective April 5, 2006 that provided for 29,000 square feet of leased space. The amended lease has a base monthly rent of $45,000 and expires in July 2010.
     The Company owns a facility in Waterloo, Iowa, which consists of approximately 35,000 square feet and owns a 50% interest in its center in Little Rock, Arkansas, which consists of approximately 16,000 square feet.
     The Company leases the operating space required for its remaining home health care and billing centers. A typical center occupies between 1,500 and 5,000 square feet and generally combines office and warehouse space. Approximately one-half of the square footage of a typical center consists of warehouse space. Lease terms on most of the leased centers range from three to five years. Management believes that the Company’s owned and leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.
ITEM 3. LEGAL PROCEEDINGS
     A summary of the Company’s material legal proceedings is set forth in “Business – Legal Proceedings.”
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is currently traded in the over-the-counter market or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board under the symbol AHOM or AHOM.OB. The following table sets forth representative bid quotations of the common stock for each quarter of calendar years 2007 and 2006. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. See “Business — Risk Factors – Liquidity.”

	Bid Quotations
Fiscal Period	High	Low
2007 1st Quarter	$2.99	$1.21
2007 2nd Quarter	$3.21	$2.25
2007 3rd Quarter	$2.37	$1.02
2007 4th Quarter	$1.93	$0.95

2006 1st Quarter	$3.79	$2.45
2006 2nd Quarter	$3.50	$1.30
2006 3rd Quarter	$1.75	$0.46
2006 4th Quarter	$1.51	$0.57
     On March 11, 2008, there were 1,402 holders of record of the common stock and the closing sale price for the common stock was $0.83 per share.
     The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business or for debt service and no cash dividends will be paid. See – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     Information regarding the Company’s equity compensation plans is incorporated by reference to the Company’s definitive proxy statement (“Proxy Statement”) for its 2008 annual meeting of stockholders.

     The following graph compares the cumulative total returns of the Company’s Common Stock with those of NASDAQ Market (U.S.) Index and the Home Health Care Services Group (SIC number 8082) Index, a peer group index. The peer group includes approximately 15 companies, excluding the Company.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American HomePatient, Inc., The NASDAQ Composite Index
And SIC Code 8082
     The performance graph shown above and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such a filing.

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data below is derived from the Company’s financial statements and should be read in conjunction with the related financial statements. Medicare reimbursement reductions in 2004, 2005 and 2006, the bankruptcy filing in 2002, and the cumulative effect of a change in accounting principle in 2002 affect the comparability of the financial data presented.
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data)
Income Statement Data:
Revenues	$293,027	$321,768	$321,965	$329,855	$329,966
Cost of sales and related services	70,601	84,322	79,012	71,512	69,128
Cost of rentals and other revenues, including rental equipment depreciation expense	41,412	45,106	39,879	38,779	36,265
Operating expenses	140,028	150,559	153,468	161,940	172,150
Bad debt expense	8,164	10,771	9,396	10,652	10,360
General and administrative expenses	19,194	18,052	16,749	16,597	17,212
Depreciation, excluding rental equipment, and amortization	3,361	3,598	3,610	3,363	3,532
Interest expense (excluding post-petition interest), net	15,828	17,162	17,141	18,290	8,945
Other income, net	(2,249)	(335)	(365)	(344)	(708)
Change of control expense	5,637	—	—	—	—

Total expenses	301,976	329,235	318,890	320,789	316,884

Earnings from unconsolidated joint ventures	(5,754)	(5,373)	(4,816)	(4,751)	(4,778)

(Loss) income from continuing operations before reorganization items and income taxes	(3,195)	(2,094)	7,891	13,817	17,860
Reorganization items	—	291	384	658	4,082
Provision for income taxes	4,097	348	327	50	400

Net (loss) income from continuing operations	$(7,292)	$(2,733)	$7,180	$13,109	$13,378

Income from discontinued operations, including gain on disposal of assets, net of tax	1,770	146	564	122	647

Net (loss) income	$(5,522)	$(2,587)	$7,744	$13,231	$14,025

Basic (loss) income per common share — Continuing operations	$(0.41)	$(0.16)	$0.42	$0.79	$0.82
Basic income per common share — Discontinued operations	0.10	0.01	0.03	0.01	0.04

Basic (loss) income per common share	$(0.31)	$(0.15)	$0.45	$0.80	$0.86

Diluted (loss) income per common share — Continuing operations	$(0.41)	$(0.16)	$0.40	$0.77	$0.70
Diluted income per common share — Discontinued operations	0.10	0.01	0.03	0.01	0.04

Diluted (loss) income per common share	$(0.31)	$(0.15)	$0.43	$0.78	$0.74

Weighted average shares outstanding — basic	17,573,000	17,543,000	17,296,000	16,481,000	16,368,000
Weighted average shares outstanding — diluted	17,573,000	17,543,000	17,973,000	17,066,000	19,000,000

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balance Sheet Data:
Working capital	$24,846	$31,340	$35,135	$31,569	$20,117
Total assets	270,128	276,671	287,634	283,064	284,040
Total debt and capital leases, including current portion	244,410	251,257	251,019	251,918	262,914
Shareholders’ deficit	(26,415)	(21,316)	(12,456)	(20,729)	(34,249)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The Company provides home health care services and products to patients through its 245 centers in 33 states. These services and products are primarily paid for by Medicare, Medicaid, and other third-party payors. As a result, prices for the Company’s products and services are set by the payors and not by the Company. Since the Company cannot affect pricing, it can improve operating results primarily by increasing revenues through increased volume of sales and rentals and by controlling expenses. The Company can also improve cash flow by limiting the amount of time that it takes to collect payment after delivering products and services. Key indicators of performance include:
     Sales and Rentals. Over the past three years the Company has increased its focus on sales and marketing efforts in an effort to improve revenues, though the Company’s efforts have produced mixed results. While growth has been achieved in certain respiratory product lines such as sleep therapy, other lines have not increased or have declined. See “Year Ended December 31, 2007 Compared to Year ended December 31, 2006 – Revenues” for a discussion of revenue decreases. Continuing to improve the Company’s sales and marketing efforts will be critical to the Company’s success. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product-line and branch location and region. Management’s intent is to identify geographic or product line weaknesses and take corrective actions. Reductions in reimbursement levels can more than offset an increased volume of sales and rentals. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”
     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense as a percentage of net revenue decreased from 3.3% in 2006 to 2.8% in 2007. This decrease in bad debt expense as a percentage of net revenue is due to improved cash collections and a decrease in unbilled revenues.
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
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company also monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or timelier payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO, net of discontinued operations, decreased from 58 days at December 31, 2006 to 57 days at December 31, 2007 due to improved cash collections on current billings and improved timeliness in obtaining necessary billing documentation.
     Unbilled Revenues. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue (the amount of sales and rental revenues which have not yet been billed to the payor’s due to incomplete documentation or the receipt of the CMN). The amount of unbilled revenue was $6.7 million and $10.7 million for December 31, 2007 and December 31, 2006, respectively, net of valuation allowances. This decrease primarily is the result of improvements made in CMN procurement processes.
     Productivity and Profitability. In light of the reimbursement reductions affecting the Company over the past several years and the likelihood of continued reimbursement reductions in the future, management has placed significant emphasis on improving productivity and reducing costs over the past several years and will continue to do so going forward. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are through productivity improvements related to the Company’s branches and billing centers. These improvements have focused on centralization of certain functions previously residing at branches, consolidation of certain billing center functions, and reduction in costs associated with delivery of products and services to patients. Examples of recent centralization initiatives include the centralization of revenue qualification processes, the centralization of order processing, the establishment of patient service centers and a CPAP support center, and the centralization of pharmacy activities. Initiatives are also in place to improve asset utilization through a newly implemented asset management system, reduce capital expenditures, reduce bad debt expense and revenue deductions, reduce costs of delivery of products to patients through improved routing, and reduce facility costs through more effective utilization of leased space. Management utilizes a variety of monitoring tools and analyses to help identify and standardize best practices and to identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have led to the closure or consolidation of branches and to the emphasis on certain products and new sales initiatives. During 2007, the Company closed or consolidated 13 branch locations and opened 9 branch locations. The Company did not close or consolidate any billing centers in 2007. The Company did not exit any lines of business as a result of these 13 branch closures, and as such, they are not deemed discontinued operations. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response” for additional discussion.
     Discontinued Operations. Effective April 1, 2007, the Company sold the assets of its home nursing business located in Tallahassee, Florida to Amedisys Home Health, Inc. of Florida. The sales price was $3.1 million, of which $2.8 million was received in cash at closing, with the remainder to be received according to the terms of a promissory note. The Company recorded a gain of $3.0 million associated with this sale. The cash and note proceeds from this transaction were utilized to pay down long-term debt.
     Since the Company is exiting its home nursing line of business, the Company has presented the nursing business as discontinued operations in 2007, with comparable presentation for prior years.
     Change of Control. On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company as of that date. Under the terms of the employment agreement between the Company and Joseph F. Furlong, III, the Company’s chief executive officer, the acquisition by any person of more than 35% of the Company’s shares constitutes a change of control. Under Mr. Furlong’s employment agreement, this event gives Mr. Furlong the right to receive a lump sum payment if he or the Company terminates his employment within one year after the change of control. The Company accrued a liability for this potential payment in the second quarter of 2007 since the ultimate requirement to make this payment was outside of the Company’s control. As such, the Company recorded an expense of $6.6 million in the second quarter of 2007, which was shown as “change of control expense” in the consolidated statements of operations, and a liability in the amount of $6.9 million, which was reflected in other accrued expenses on the consolidated balance sheets. These items consisted of 300% of Mr. Furlong’s current year salary and maximum bonus, immediate vesting of all unvested options, the buyout of outstanding options, reimbursement of certain personal tax obligations associated with the lump sum payment, as well as payment of certain insurance for up to three years after termination, and office administrative expenses for up to one year after termination.
     The Company also established an irrevocable trust in the second quarter of 2007 to pay the various components of the change of control obligation. At December 31, 2007, the trust has a balance of $6.4 million and is reflected in prepaid expenses and other current assets on the consolidated balance sheets.
     For the remainder of 2007, the Company reduced the change of control expense and related liability by $1.0 million due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of December 31, 2007. This decrease in expense is the result of a decline in the market value of the Company’s common stock from June 30, 2007 to December 31, 2007.
     On December 21, 2007, Mr. Furlong’s employment agreement was amended. Under the terms of the amendment, Mr. Furlong received a $3.3 million lump sum payment on January 2, 2008 in order to induce him to continue his employment with the Company. This payment was made from the irrevocable trust and reduced the change of control liability. The payment is in lieu of certain amounts Mr. Furlong would otherwise be entitled to under the amended employment agreement as a result of the termination of his employment with the Company. The amendment also stipulates that all of Mr. Furlong’s stock options shall be deemed vested and exercisable as of January 2, 2008 and caps the potential buyout of outstanding options at $1.4 million. The $1.4 million shall be maintained in the irrevocable trust until these options expire or until 90 days after Mr. Furlong’s termination, whichever occurs first. In addition, the amendment stipulates the Company will pay for office administrative expenses for up to 6 months after termination, instead of up to one year as originally agreed.
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
     Reimbursement Changes and the Company’s Response. The Company regularly is faced with reimbursement reductions and the prospect of additional reimbursement cuts. The following reimbursement changes already enacted will further impact the Company in 2008 and beyond:
     Competitive Bidding: The Medicare Prescription Drug, Improvement and Modernization Act of 2003 froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the competitive bidding process establishes a single payment amount for those items, which amount must be less than the current fee schedule. Competitive bidding will be implemented in phases with ten of the largest metropolitan statistical areas (“MSAs”) included in the program in 2008, 80 of the largest MSAs included in 2009, and additional areas after 2009. Suppliers who are successful in the bidding process will become contract suppliers for those items for which they submit winning bids. Multiple suppliers will be awarded contracts in each competitive bidding area (“CBA”), however the number of suppliers may be limited to the number needed to meet projected demand. With a few exceptions, only contract suppliers may bill Medicare for competitively-bid items in CBAs. However, rental agreements between beneficiaries and non-contract suppliers that existed prior to the effective date of competitive bidding in a CBA can be “grandfathered”. In this case, non-contract suppliers may continue to provide the items as a grandfathered supplier without participating in the competitive bidding program only as it relates to rental agreements in effect at the time competitive bidding is implemented in the CBA. In the first round of competitive bidding, grandfathered suppliers providing oxygen will be paid at the single payment amount as determined through the competitive bidding process for the CBA. All other rental items will be paid in accordance with the fee schedule for areas not included in competitive bidding. In future rounds of competitive bidding, grandfathered suppliers will be paid the single payment amount for all items.
     On April 2, 2007, the Department of Health and Human Services (“HHS”) announced the first 10 CBAs. The Company currently has 19 branch locations providing services within seven of the 10 CBAs. With the announcement of the first 10 CBAs, HHS also announced 10 categories of items that will be competitively bid, which include: oxygen supplies and equipment; standard power wheelchairs, scooters, and related accessories; complex rehabilitative power wheelchairs and related accessories; mail-order diabetic supplies; enteral nutrients, equipment, and supplies; Continuous Positive Airway Pressure (“CPAP”) devices, Respiratory Assist Devices (“RADs”), and related supplies and accessories; hospital beds and related accessories; Negative Pressure Wound Therapy (“NPWT”) pumps and related supplies and accessories; walkers and related accessories; and support surfaces (group 2 and 3 mattresses and overlays) in Miami and San Juan only.
     The bidding process for the first 10 CBAs began in May 2007 with a deadline for submitting bids of September 25, 2007. The Company submitted bids on a timely basis. CMS is expected to announce the winning suppliers in March 2008. The contract period for this first round of bidding is July 1, 2008 through June 30, 2011.
     In January 2008, CMS announced the additional 70 MSAs to be included in the second round of competitive bidding. Products included in the second round were also announced and are similar to those included in the first round, with the exception of mail order diabetic supplies, which will be subject to a national bid at a later date, and support surfaces which are not included in the second round. CMS expects to begin pre-bidding activities for the second round in the spring of 2008. The bidding process is expected to run for 60 days beginning in the summer of 2008. Specific dates have not been announced. The Company currently operates 51 branch locations in 40 of the 70 MSAs included in the second round.
     At this time, the outcome of the competitive bidding process is not known and therefore the Company is not able to estimate the financial impact of the competitive bidding process, but the impact could be material. The Company’s Medicare revenue associated with competitively bid product categories in the first round and the second round of competitive bidding is approximately 3% and 9% of the Company’s total revenue, respectively.
     Accreditation: The Secretary of the Department of Health and Human Services is required to establish and implement quality standards for suppliers of durable medical equipment, prosthetics, orthotics, and supplies. The Centers for Medicare and Medicaid Services (“CMS”) published the standards on its website on August 14, 2006. In order to continue to bill under Medicare Part B, DMEPOS suppliers will be required to meet these standards through an accreditation process outlined in the CMS final rule on accreditation issued August 18, 2006. In order to participate in the first round of competitive bidding, all suppliers were required to obtain accreditation by October 31, 2007. All of the Company’s branch locations were accredited by the Joint Commission prior to this date. However, the Company’s inhalation drug pharmacy was not accredited by the Joint Commission. On August 3, 2007, the Company’s inhalation drug pharmacy gained accreditation through the Accreditation Commission for Health Care (ACHC), which like the Joint Commission, is a deemed accreditation organization accepted by CMS. In addition, as of January 1, 2008, all of the Company’s branch locations transitioned from accreditation with the Joint Commission to accreditation with ACHC.
     In December of 2007, CMS announced that all existing suppliers must be accredited no later than September 30, 2009. New suppliers who submit applications to the National Supplier Clearinghouse (NSC) for a National Provider Identifier (NPI) prior to March 1, 2008 must be accredited before January 1, 2009. Suppliers who submit applications to the NSC for an NPI on or after March 1, 2008, must submit evidence of accreditation prior to the submission of the application. Failure to meet these deadlines could result in the revocation of the suppliers Medicare billing privileges. As all of the Company’s operations are accredited through ACHC, these deadlines are not expected to impact the Company’s operations.
     DRA Reimbursement Impact: The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 8, 2006, affects the Company’s reimbursement in a number of ways including:
•	The DRA contains a provision that eliminated the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs, beds, and respiratory assist devices. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. The effective date of the provision to eliminate the capped rental methodology applies to items for which the first rental month occurs on or after January 1, 2006 and, as a result, there was no impact to the Company’s revenue in 2006. The impact of this change will be realized over a period of several years which began in 2007. When fully phased in, the Company estimates that the annual impact of the elimination of the capped rental payment methodology will be a reduction in rental revenue of approximately $3.0 million, but this could be offset to some degree by additional maintenance and service revenue paid by Medicare to the Company, which the Company is not able to quantify at this time.

•	The DRA also contains a provision that limits the duration of monthly Medicare rental payments on oxygen equipment to 36 months. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met medical qualifications. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore, the transfer of title of oxygen equipment from the Company to the beneficiary will begin in 2009. The financial impact beginning in 2009 of the 36 month cap for oxygen equipment cannot be accurately estimated as the Company is not able to quantify additional revenue associated with maintenance and supplies that would partially offset the loss of rental revenue after the 36 month cap; however, such impact will be material.

•	On August 3, 2006, CMS published a Proposed Rule to implement the changes required by the DRA relating to the payment for oxygen, oxygen equipment, and capped rental DME items. The rule, which became final November 9, 2006 (“DRA Implementation Rule”), establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The DRA Implementation Rule also establishes a reimbursement rate for portable oxygen generating equipment and changes regulations related to maintenance reimbursement and equipment replacement reimbursement. Under the DRA Implementation Rule, during the initial 36 months of rental, the reimbursement rate for concentrators and stationary liquid and gas systems is $198.40 per month for calendar years 2007 and 2008, $193.21 per month for 2009, and $189.39 per month for 2010. For liquid or gas portable equipment, the reimbursement rate is a $31.79 add-on per month from 2007 through 2010, and for oxygen generating portable equipment, the reimbursement rate is an add-on of $51.63 per month for 2007 through 2010. During 2006, the Company’s average Medicare reimbursement rate for concentrators and stationary equipment was $199.84 per month, with a portable add-on of $31.79 per month. Under the competitive bidding process, the single payment rate for oxygen in the 10 CBAs cannot exceed those established by the DRA.
     NPPV Changes: In the first quarter of 2006, CMS announced that non-invasive positive pressure ventilators (“NPPVs”) will no longer be considered an item requiring frequent and substantial servicing and therefore will no longer be rented for an indefinite period. As a result, rental payments for NPPVs will be capped at 13 months and the title to the equipment will transfer to the patient. The effective date for this reimbursement change was April 1, 2006, but CMS is allowing for a transition period for devices that were being rented by Medicare beneficiaries at that date. Therefore rental payments in the months prior to April 1, 2006 will not count toward the rental payment cap. As a result, the reduction in revenue associated with this reimbursement change began in 2007. The Company estimates that the annual impact of this reimbursement change will be a revenue reduction of approximately $0.6 million.
     Inhalation Drug Changes: Effective July 1, 2007 Xopenex was moved into the same reimbursement code as albuterol and the two drugs received a new blended reimbursement rate, which decreased the reimbursement for Xopenex and increased the reimbursement for albuterol.

This new blended reimbursement rate is lower than the cost to acquire Xopenex and as a result, the Company no longer provides Xopenex to its patients except in certain isolated instances. The Medicare, Medicaid, and SCHIP Extension Act of 2007 (S 2499), which was signed by the President on December 29, 2007, among other things, implements HHS OIG recommendations to require CMS to adjust its Average Sales Price (ASP) calculation to use volume-weighted ASPs based on actual sales volume which could reduce reimbursement for certain drugs provided by the Company. The act also requires that the ASP for albuterol be calculated by itself rather than with Xopenex. The ASP for Xopenex, however, will continue to be calculated with albuterol. The implementation date for these changes is April 1, 2008. The Company cannot estimate the financial impact of these changes until CMS publishes the new quarterly reimbursement amounts, however, the Company believes such impact could be material.
     The following proposed changes, if enacted in their proposed or a modified form, could have a significant impact on the Company:
     Reduction in the Reimbursement for Oxygen Equipment: In September 2006, the Office of Inspector General of the Department of Health and Human Services issued a report entitled “Medicare Home Oxygen Equipment: Cost and Servicing.” This report recommended, among other things, that CMS work with Congress to reduce the current 36 month rental period for oxygen equipment and specifically noted the anticipated savings to the Medicare program if the rental period was capped at 13 months. Subsequently, CMS issued a response indicating agreement with this recommendation. The proposed budget of the United States Government for fiscal year 2009 includes a proposal to limit Medicare reimbursement of rental payments for most oxygen equipment to 13 months from the current 36 months as specified in the DRA. On August 1, 2007, the U.S. House of Representatives passed H.R. 3162, “The Children’s Health and Medicare Protection Act.” This legislation would increase funding for the State Children’s Health Insurance Plan (SCHIP) by $50 billion over five years. This legislation also would reduce the oxygen equipment rental period from 36 months to 18 months. On August 2, 2007, the U.S. Senate passed S 1893. This legislation would reauthorize SCHIP but unlike the House SCHIP reauthorization bill, the Senate bill did not contain any Medicare provisions. Compromise SCHIP legislation, which excluded any Medicare reductions, was submitted to the President and subsequently vetoed by the President on October 3, 2007. The House of Representatives failed to override this veto on two separate occasions.
     On December 29, 2007, the president signed the Medicare, Medicaid, and SCHIP Extension Act of 2007 (S 2499). This act postpones the mandated 10.1% physician reimbursement reduction scheduled to take effect January 1, 2008 until July 1, 2008. The act also provides for a 0.5% increase in physician reimbursement, also until July 1, 2008. The act also extends current SCHIP funding levels through March 31, 2009 in order for states to maintain their current enrollments. This act does not affect the 36-month rental period for oxygen or the monthly reimbursement levels for oxygen.
     As the postponement of the physician reimbursement reduction will expire on June 30, 2008, it is highly likely that this issue will again be addressed by Congress in its current session. The Company believes that it is possible that a reduction in the 36-month rental period for oxygen or a reduction in the monthly reimbursement for oxygen could be considered by Congress at that time.
     The Company cannot predict future reimbursement for oxygen equipment, but it believes that any significant decrease in the current 36 month rental period or reimbursement rate will have a substantial and material negative financial impact to the Company. Such a decrease may require the Company to alter significantly its business model and cost structure as well as limit or eliminate certain products or services currently provided to patients in order to avoid substantial losses. There can be no assurance that the Company could successfully manage these changes. Additionally, management believes that a drastic reduction in reimbursement for oxygen equipment would limit access to life-sustaining oxygen required by numerous Medicare beneficiaries.
     Surety Bond Proposal: CMS recently issued a proposed rule implementing section 4312 of the Balanced Budget Act of 1997, which would require all suppliers of durable medical equipment, prosthetics, orthotics and supplies, except those that are government operated, to obtain and retain a surety bond in the amount of $65,000. The proposed rule by CMS would require the Company to obtain a surety bond for each of its 245 branch locations billing Medicare using a unique National Provider Identifier number. CMS sought comments on this proposed rule and specifically requested comments related to establishing an exception to the surety bond requirement for large, publicly traded chain suppliers, such as American HomePatient. The Company submitted comments to CMS on September 27, 2007 in favor of an exception to the surety bond requirements on the basis that public companies are already subject to extensive scrutiny under the reporting requirements of the SEC and Sarbanes-Oxley Act of 2002, and are generally less likely to default on Medicare debts given their financial resources. On December 10, 2007, the Department of Health and Human Services (HHS) published its Semiannual Regulatory Agenda in the Federal Register. The Agenda states that HHS is to publish the final rule on the Surety Bond Requirement for Suppliers of Durable Medical Equipment, Prosthetics, Orthotics and Supplies by August of 2010. If the surety bond proposal were enacted and no exemption was included for large publicly traded chain suppliers, the Company would likely incur significant additional costs and would likely be required to provide significant cash collateral which could adversely affect its financial results. Additionally, in February 2008, a bill was introduced in the Senate to increase the surety bond requirement to $500,000. Industry representatives have contacted the Senators sponsoring this bill to express their concerns that the significant cost and cash collateral required for a surety bond of this magnitude would severely penalize law-abiding providers and could limit access of needed products and services to Medicare beneficiaries. Senators sponsoring this bill have agreed to reconsider the proposed increase in the surety bond requirement. The Company cannot predict the ultimate outcome of this legislation.
     Proposed Supplier and Quality Standards: In February of 2008, CMS published proposed supplier standards to address concerns about the easy entry into the Medicare program by unqualified and fraudulent providers. The proposed standards include, among other things, prohibition of contracting licensed services to other entities, requirements to maintain a minimum square footage for a business location, maintaining an operating business telephone number, a prohibition on the forwarding of telephone calls from the primary business location to another location, and a requirement for the business location to be open to the public a minimum of 30 hours per week. The proposed standards also include a requirement to maintain a minimum level of comprehensive liability insurance, a prohibition on directly soliciting patients, and a requirement to obtain oxygen only from state licensed oxygen suppliers. The comment period for the proposed supplier standards expires March 25, 2008. The Company plans to provide comments by the stated deadline. Certain of the proposed supplier standards, if enacted in the current form, could significantly increase the Company’s costs of providing services to patients. The Company cannot predict the ultimate outcome of these proposed standards.
     In February 2008, CMS also published proposed quality standards that are designed to improve the quality of service provided to Medicare beneficiaries. Many of the proposed quality standards include procedures and processes already performed by the Company. The comment period for the proposed quality standards expires March 18, 2008. The Company plans to provide comments by this date. The Company cannot predict the ultimate outcome of these proposed standards.
     Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions through a variety of initiatives designed to grow revenues. See “Overview — Revenue Growth” for a discussion of the Company’s initiatives to grow revenues. In addition, management will continue to be focused on evolving the Company’s business model to improve productivity and reduce costs. These efforts will particularly emphasize centralization and consolidation of functions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Productivity and Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse effect of reimbursement reductions could be material in 2008 and beyond. See “Risk Factors.”
     Product Mix. The Company’s strategy for 2007 was to maintain a diversified offering of home health care services reflective of its current business mix with a strong emphasis on respiratory services, primarily oxygen and sleep-related products and services. For 2008, respiratory services will remain a primary focus along with enteral nutrition products. This emphasis could impact the overall product mix of the Company, which in turn could affect revenues and profitability.
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
     Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the creditworthiness and collectibility of amounts due from its patients. Approximately 61% of the Company’s 2007 revenues are derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided or when merchandise or equipment is delivered to patients. Revenues are recorded net of estimated adjustments for billing errors or other reimbursement adjustments. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as an adjustment to revenue in the period known.
     Sales revenues and related services include all product sales to patients and are derived from the sale of aerosol medications and respiratory therapy equipment, the provision of infusion therapies, the sale of home health care equipment and medical supplies, and the sale of supplies and the provision of services related to the delivery of these products. Sales revenues are recognized at the time of delivery and recorded at the expected payment amount based upon the type of product and the payor when the Company has obtained the properly completed Certificate for Medical Necessity (“CMN”) from the health care provider, when applicable. Rentals and other patient revenues are derived from the rental of equipment related to the provision of respiratory therapy, home health care equipment, and enteral pumps. All rentals of the equipment are provided by the Company on a month-to-month basis and revenue is recorded at the expected payment amount based upon the type of rental and the payor when the Company has obtained the properly completed CMN from the health care provider, when applicable. Certain pieces of equipment are subject to capped rental arrangements, whereby title to the equipment transfers to the patient at the end of the capped rental payment period.
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
     The Company’s allowance for doubtful accounts totaled approximately $11.8 million and $17.1 million as of December 31, 2007 and 2006, respectively.
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

     The table below details an aging by payor of the Company’s gross patient accounts receivable as of December 31, 2007.
Gross Patient Accounts Receivable by Payor
(In thousands)

		Days Outstanding
			Unbilled &
			Open Orders					Unbilled	Unbilled			Unapplied
	Total	Current	0-90	31-60	61-90	91-120	121-180	91-180	>180	181-360	>360	Cash
Managed Care	$14,903	$5,141	$984	$2,733	$1,469	$953	$1,151	$213	$109	$1,780	$370	$—
Medicaid	5,297	1,414	522	974	607	343	396	172	123	561	185	—
Medicare	21,273	11,252	2,060	2,239	900	548	764	579	481	1,547	903	—
Other Payors	4,982	1,372	170	1,018	537	332	388	38	22	779	326	—
Private Pay	4,920	891	2	834	651	467	447	1	2	1,190	435	—

A/R Aged by Payor	$51,375	$20,070	$3,738	$7,798	$4,164	$2,643	$3,146	$1,003	$737	$5,857	$2,219	$—

Other Billed A/R	2,091	307	—	214	120	80	145	—	—	528	697	—
Other Unbilled A/R	3,172	—	3,120	—	—	—	—	23	29	—	—	—

Unapplied Cash	(267)	—	—	—	—	—	—	—	—	—	—	(267)

Total Aged A/R	$56,371	$20,377	$6,858	$8,012	$4,284	$2,723	$3,291	$1,026	$766	$6,385	$2,916	$(267)

     Other billed accounts receivable in the table above is primarily comprised of accounts receivable tracked by billing systems that are unable to provide aging data by payor. Other unbilled accounts receivable is primarily comprised of open orders and manually accrued accounts receivable for which aging data by payor is not available.
     Inventory Valuation and Cost of Sales Recognition. Inventories represent certain equipment and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory on an interim basis using an estimated gross margin percentage, based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. The Company records a valuation allowance for obsolete and slow moving items and for specific inventory. The Company is subject to loss for inventory adjustments in excess of the recorded inventory valuation allowance. The inventory valuation allowance was $0.6 million and $0.8 million at December 31, 2007 and 2006, respectively.
     Rental Equipment Valuation. Equipment is rented to patients on a month-to-month basis for use in their homes and is depreciated over the equipment’s estimated useful life. On an annual basis, the Company performs physical counts of rental equipment on hand at each branch and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated, damaged, or obsolete equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for damaged, outdated, or obsolete equipment. Management records a valuation allowance for its estimated lost, damaged, outdated, or obsolete rental equipment based upon analytical data derived from the Company’s automated asset management system.
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
     There was no impairment recognized as a result of the Company’s annual impairment testing as of September 2007.
     Self Insurance. Self-insurance accruals primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance, auto liability, commercial general and professional liability insurance. The Company is insured for workers’ compensation and auto liability but retains the first $250,000 of risk exposure for each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2007, 2006, and 2005, as such coverage was not available. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The estimated liability for workers’ compensation claims totaled approximately $3.1 million and $3.4 million as of December 31, 2007 and 2006, respectively. The estimated liability for auto claims totaled approximately $1.0 million and $0.7 million as of December 31, 2007 and 2006, respectively. The estimated total liability for commercial general and professional liability claims was $0.8 million and $1.1 million as of December 31, 2007 and 2006, respectively. The Company utilizes analyses prepared by a third-party administrator based on historical claims information to determine the required accrual and related expense associated with workers’ compensation, auto liability, commercial general and professional liability insurance. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by the third-party administrator.
     The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis. The Company maintained annual aggregate stop loss coverage of $8.8 million for 2007. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2007, 2006, and 2005. The estimated liability for health insurance claims totaled approximately $0.9 million and $1.2 million as of December 31, 2007 and 2006, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred but unpaid reported claims and for incurred but not yet reported claims based upon its assessment of the lag time in reporting and paying claims. Judgments made by the Company include: assessing historical paid claims; average lags between the claims’ incurred dates, reported dates and paid dates; the frequency of claims; and the severity of claims.
     The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. The Company maintained cash collateral balances of $6.0 million at December 31, 2007, related to its self-insured obligations, which is included in other assets.
     Management continually analyzes its accrued liabilities for incurred but not reported claims and for reported but not paid claims related to its self-insurance programs, and believes these accruals to be adequate. However, significant judgment is involved in assessing these accruals, and the Company is at risk for differences between actual settlement amounts and recorded accruals. Any resulting adjustments are included in expense once a probable amount is known.
RESULTS OF OPERATIONS
Summary of Statement of Operations Reporting
     The Company reports its revenues as follows: (i) sales and related services revenues; and (ii) rentals and other revenues. Sales and related services revenues are derived from the sale of aerosol medications and respiratory therapy equipment, the provision of infusion therapies, the sale of home health care equipment and medical supplies, and the sale of supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of equipment related to the provision of respiratory therapies, home health care equipment, and enteral pumps. Cost of sales and related services includes the cost of equipment and drugs and related supplies sold to patients. Cost of rentals and other revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen cylinders, rent expense for leased equipment, and rental equipment depreciation expense and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating branch labor costs, delivery expenses, area management expenses, selling costs, occupancy costs, billing center costs, and other operating costs. General and administrative expenses include corporate and senior management expenses. The majority of the Company’s joint ventures are not consolidated for financial statement reporting purposes. Earnings from unconsolidated joint ventures with hospitals represent the Company’s equity in earnings from unconsolidated joint ventures and management and administrative fees from unconsolidated joint ventures.

     The following table and related discussion set forth items from the Company’s consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Revenues	100%	100%	100%
Cost of sales and related services	24	26	25
Cost of rentals, including rental equipment depreciation	14	14	12
Operating expenses	48	47	48
Bad debt expense	3	3	3
General and administrative	7	6	5
Depreciation, excluding rental equipment, and amortization	1	1	1
Interest expense, net	5	5	5
Other income, net	(1)	—	—
Change of control expense	2	—	—

Total expenses	103	102	99

Earnings from unconsolidated joint ventures	(2)	(2)	(1)
(Loss) income from continuing operations before reorganization items and income taxes	(1)	—	2
Reorganization items	—	—	—
Provision for income taxes	1	—	—

Net (loss) income from continuing operations	(2)%	0%	2%

Operating income from discontinued operations, including gain on disposal, net of tax	1	—	—

Net (loss) income	(1)%	0%	2%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Revenues. Revenues decreased from $321.8 million in 2006 to $293.0 million in 2007, a decrease of $28.8 million, or 8.9%. A significant portion of this revenue decrease is due to a decrease in revenues associated with non-focus product lines such as non-respiratory durable medical equipment and infusion therapy. Also contributing to the decrease in revenues was the effect of Company initiatives implemented in late 2006 to improve patient co-pay collections and to provide appropriate service levels to patients. The Company believes most of the revenue lost as a result of these initiatives was unprofitable. The Company’s revenue was also negatively affected in 2007 by temporary disruptions in certain sales and marketing processes during the Company’s recent implementation of various operational initiatives, which have resulted in improved operating efficiencies and reduced costs. In addition, Medicare reimbursement reductions implemented in 2007 associated with the Deficit Reduction Act of 2005 decreased revenues in 2007 by approximately $4.6 million. The following is a discussion of the components of revenues:
     Sales and Related Services Revenues. Sales and related services revenues decreased from $134.6 million in 2006 to $122.2 million in 2007, a decrease of $12.4 million, or 9.2%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines and temporary disruptions in sales and marketing processes as described above.

          Rental Revenues. Rental revenues decreased from $187.1 million in 2006 to $170.8 million in 2007, a decrease of $16.3 million, or 8.7%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines, a decrease in revenue associated with initiatives to improve patient co-pay collections and provide appropriate service levels to patients, temporary disruptions in sales and marketing processes, and the impact of 2007 reimbursement reductions, all of which are described above.
     Cost of Sales and Related Services. Cost of sales and related services decreased from $84.3 million in 2006 to $70.6 million in 2007, a decrease of $13.7 million, or 16.3%. As a percentage of revenues, cost of sales and related services decreased from 26.2% for 2006 to 24.1% for 2007. As a percentage of sales and related services revenues, cost of sales and related services decreased from 62.6% for 2006 to 57.7% for 2007. This decrease is primarily attributable to changes in product mix associated with inhalation drugs.
     Cost of Rental Revenues. Cost of rental revenues decreased from $45.1 million in 2006 to $41.4 million in 2007, a decrease of $3.7 million, or 8.2%. This decrease is primarily attributable to a decrease in oxygen purchases associated with a shift in oxygen product mix, partially offset by an increase in rental equipment depreciation associated with a decrease in depreciable lives of certain equipment affected by a decrease in the Medicare rental period.
     Operating Expenses. Operating expenses decreased from $150.6 million in 2006 to $140.0 million in 2007, a decrease of $10.6 million or 7.0%. The decrease is primarily the result of reduced personnel expenses associated with improved operating efficiencies. As a percentage of revenues, operating expenses were 46.8% and 47.8% for 2006 and 2007, respectively.
     Bad Debt Expense. Bad debt expense decreased from $10.8 million in 2006 to $8.2 million in 2007, a decrease of $2.6 million, or 24.1%. As a percentage of revenues, bad debt expense was 3.3% and 2.8% for 2006 and 2007, respectively. This decrease is due to improved cash collections and a decrease in unbilled revenue.
     General and Administrative Expenses. General and administrative expenses increased from $18.1 million in 2006 to $19.2 million in 2007, an increase of $1.1 million, or 6.1%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes and additional centralization of field activities. General and administrative expenses were also affected in the current year by an increase in management incentive expense. As a percentage of revenues, general and administrative expenses were 5.6% and 6.6% for 2006 and 2007, respectively.
     Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $3.6 million in 2006 to $3.4 million in 2007, a decrease of $0.2 million, or 5.6%. The decrease is primarily due to certain software licensing agreements becoming fully amortized in the first quarter of 2007.
     Interest Expense, Net. Interest expense, net, decreased from $17.2 million in 2006 to $15.8 million in 2007, a decrease of $1.4 million, or 8.1%. This decrease is attributable to a reduced debt balance and an increase in interest income on cash balances which is netted against interest expense.
     Other Income, Net. Other income, net, was $0.3 million for 2006 and $2.2 million for 2007. The increase is primarily due to income related to various life insurance polices and income related to services performed for one of the Company’s vendors in connection with a product recall associated with that vendor.
     Change of Control Expense. Change of control expense was $5.6 million in 2007. In April 2007 an investor acquired more than 35% of the Company’s common stock, which constituted a change of control under the terms of the employment agreement between the Company and Joseph F. Furlong, III, the Company’s chief executive officer. This change of control gave Mr. Furlong the right to receive a lump sum severance payment in the event he or the Company terminates his employment within one year after the change of control. In the second quarter of 2007, the Company initially recorded an expense of $6.6 million related to this potential liability, which includes the lump sum severance payment, expense related to the acceleration of options and the potential buyout of options, and reimbursement of certain taxes related to the payment. For the remainder of 2007, the Company reduced this expense and related liability by $1.0 million due to revaluation of the fair value of Mr. Furlong’s outstanding stock options. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General — Change of Control” for additional discussion.
     Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures were $5.4 million for 2006 and $5.8 million for 2007. This increase is due to improved earnings of several joint ventures.
     Provision for Income Taxes. The provision for income taxes was $0.3 million and $4.1 million for 2006 and 2007, respectively. The 2006 expense primarily relates to state income tax expense. The 2007 expense primarily relates to non-cash deferred state and federal income taxes associated with indefinite lived intangible assets and state income tax expense.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Revenues. Revenues decreased from $322.0 million in 2005 to $321.8 million in 2006, a decrease of $0.2 million, or 0.1%. Medicare reimbursement reductions reduced revenues by approximately $6.6 million in 2006 compared to 2005. Without these reductions, revenues would have increased $6.4 million, or 2.0%. This revenue growth was primarily the result of internal growth associated with the Company’s respiratory-related product lines, including sleep therapy, oxygen, and inhalation drugs, partially offset by decreases in revenues associated with non-focus product lines, including certain durable medical equipment items and infusion therapy. Following is a discussion of the components of revenues:
          Sales and Related Services Revenues. Sales and related services revenues decreased from $135.1 million in 2005 to $134.6 million in 2006, a decrease of $0.5 million, or 0.4%. Medicare reimbursement reductions reduced sales and related services revenues by $5.0 million in

2006 compared to 2005. Without these reductions, sales and related services revenues would have increased $4.5 million, or 3.3%, compared to the prior year.
          Rentals and Other Revenues. Rentals and other revenues increased from $186.8 million in 2005 to $187.1 million in 2006, an increase of $0.3 million, or 0.2%. Medicare reimbursement reductions reduced rental revenues by approximately $1.6 million in 2006 compared to 2005. Without these reductions, rental revenues in 2006 would have increased $1.9 million, or 1.0%.
     Cost of Sales and Related Services. Cost of sales and related services increased from $79.0 million in 2005 to $84.3 million in 2006, an increase of $5.3 million, or 6.7%. As a percentage of revenues, cost of sales and related services increased from 24.5% for 2005 to 26.2% for 2006. As a percentage of sales and related services revenues, cost of sales and related services increased from 58.5% for 2005 to 62.6% for 2006. This increase was primarily attributable to reduced reimbursement and increased cost of sales of inhalation drugs associated with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.
     Cost of Rental Revenues. Cost of rental revenues increased from $39.9 million in 2005 to $45.1 million in 2006, an increase of $5.2 million, or 13.0%. This increase was primarily the result of a higher level of rental equipment depreciation. Rental equipment depreciation increased in 2006 due to growth in the Company’s oxygen and sleep-related revenues, additional depreciation associated with reductions in estimated useful lives of rental equipment affected by the DRA, and write-offs associated with the disposal or obsolescence of certain rental equipment assets in connection with the Company’s implementation of an automated asset tracking system for its rental equipment assets. As a percentage of revenues, cost of rental revenues increased from 12.4% in 2005 to 14.0% in 2006. As a percentage of rental revenues, cost of rental revenue increased from 21.3% in 2005 to 24.1% in 2006 due to the increase in rental equipment depreciation expense described above and a higher percentage of revenue associated with respiratory assist devices, which have a relatively short depreciable life.
     Operating Expenses. Operating expenses decreased from $153.5 million in 2005 to $150.6 million in 2006, a decrease of $2.9 million, or 1.9%. As a percentage of revenues, operating expenses decreased from 47.7% to 46.8% for 2005 and 2006, respectively. The decrease was primarily the result of the Company’s initiatives to improve operating efficiencies and reduce operating costs. The majority of the decrease in operating expenses occurred in the fourth quarter of 2006.
     Bad Debt Expense. Bad debt expense increased from $9.4 million in 2005 to $10.8 million in 2006, an increase of $1.4 million, or 14.9%. As a percentage of revenues, bad debt expense was 2.9% and 3.3% for 2005 and 2006, respectively. The increase in bad debt expense is due to a deterioration in the aging of accounts receivable in 2006 primarily in three of the Company’s 13 billing centers. The deterioration in aging at these three billing centers was primarily the result of processing issues.
     General and Administrative Expenses. General and administrative expenses increased from $16.8 million in 2005 to $18.1 million in 2006, an increase of $1.3 million, or 7.7%. As a percentage of revenues, general and administrative expenses were 5.2% for 2005 and 5.6% for 2006. General and administrative expenses were affected in the current year by increases in certain expenses associated with the start up of an inhalation drug pharmacy operation, enhancements to information systems and processes, and additional centralization of field activities. Also, the Company’s adoption of SFAS 123R “Share-Based Payment” effective January 1, 2006, significantly contributed to the increase in general and administrative expenses.
     Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses remained constant at $3.6 million for 2005 and 2006.
     Interest Expense, Net. Interest expense, net, increased from $17.1 million in 2005 to $17.2 million in 2006, an increase of $0.1 million, or 0.6%. This increase was the result of interest associated with payments made in connection with the rejected warrants.
     Other Income, Net. Other income, net, was $0.4 million for 2005 compared to $0.3 million for 2006. Other income, net, primarily related to investment gains or losses associated with collateral interest in split dollar life insurance policies.
     Earnings from Joint Ventures. Earnings from joint ventures were $4.8 million for 2005 compared to $5.4 million for 2006, an increase of $0.6 million, or 13%. This increase was due to improved operating results of several of the Company’s joint ventures in 2006.
     Reorganization Items. During 2005 and 2006, the Company incurred certain expenses totaling $0.4 million and $0.3 million, respectively as a result of certain on-going legal issues associated with the Company’s Chapter 11 filing in 2002. These expenses are comprised of professional and other fees.
     Provision for Income Taxes. The provision for income taxes remained constant at $0.3 million for 2005 and 2006. The provision for income taxes recorded in 2005 and 2006 was for state and local taxes.
Liquidity and Capital Resources
     At December 31, 2007 the Company had current assets of $81.1 million and current liabilities of $56.3 million, resulting in working capital of $24.8 million and a current ratio of 1.4x as compared to a working capital of $31.3 million and a current ratio of 1.7x at December 31, 2006.
     Pursuant to the Approved Plan associated with the Company’s emergence from Bankruptcy in July 2003, the Company has secured long-term debt of $242.7 million, as evidenced by a promissory note to the Lenders that is secured by various security agreements.
     The Approved Plan provides that the $242.7 million secured debt matures on August 1, 2009 and that interest is payable monthly on the $242.7 million secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment is due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The Company initially estimated having Excess Cash Flow at December 31, 2007 of $9.0 million. On October 1, 2007, the Company made a payment of $4.5 million, which is one-half of the anticipated March 2008 payment. The Company’s remaining Excess Cash Flow payment at December 31, 2007 was $4.0 million, which is payable March 31, 2008. The Company has also included $2.8 million in the current portion of long-term debt and capital leases at December 31, 2007. This amount represents the estimated pre-payment due on September 30, 2008 based on the Company’s current estimated cash balance at December 31, 2008.
     The Company has made all payments due under the Approved Plan as of December 31, 2007. As of December 31, 2007, the Lenders were owed $242.7 million. In the fourth quarter of 2006, the Company paid the warrant holders $0.8 million, plus $0.2 million of accrued interest, related to damages associated with rejection of warrants. All pre-petition unsecured claims were paid in full as of December 31, 2007.
     The Company’s funding of day-to-day operations going forward and all payments required under the Approved Plan will rely on cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of December 31, 2007, the Company had unrestricted cash and cash equivalents of approximately $11.0 million.
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
     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments provided for in the Approved Plan through 2008. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The principal balance of the Company’s long-term debt, which consists entirely of amounts owed to the Lenders, is due to be repaid in full August 1, 2009. The Company currently estimates that approximately $233 million will be due to the Lenders at that time. If the unfavorable conditions in the current debt market do not improve, the Company believes that refinancing of the debt may be difficult to achieve. Failure to timely refinance the secured debt would have a material adverse effect on the Company’s prospects.
     The Company’s future liquidity will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities

(principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $44.5 million and $53.7 million at December 31, 2007 and December 31, 2006, respectively. DSO, net of discontinued operations, was approximately 57 days and 58 days at December 31, 2007 and December 31, 2006, respectively. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources have been, and will continue to be, materially adversely impacted by the Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response” and “Risk Factors.”
     Net cash provided by operating activities decreased from $34.7 million in 2006 to $32.5 million in 2007, a decrease of $2.2 million. Net cash used in investing activities decreased from $25.2 million in 2006 to $15.6 million in 2007, a decrease of $9.6 million, which relates primarily to a decrease in additions to property and equipment due to an increase in capital leases for rental equipment, improved controls over purchasing of rental equipment, and improved vendor pricing, partially offset by proceeds related to sale of nursing facility. Net cash used in financing activities increased from $7.1 million in 2006 to $12.7 million in 2007, an increase of $5.6 million. The increase is primarily attributable to principal payments on long-term debt and capital leases.

Contractual Obligations and Commercial Commitments
     The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of December 31, 2007:

						2012 &
	Total	2008	2009	2010	2011	thereafter
Long-term debt and capital leases	$244,410,000	$8,221,000	$236,139,000	$47,000	$3,000	$—

Interest on long-term debt and capital leases	25,869,000	16,507,000	9,361,000	1,000	—	—

Operating lease obligations	15,189,000	7,580,000	5,757,000	1,667,000	185,000	—

Total contractual cash obligations	$285,468,000	$32,308,000	$251,257,000	$1,715,000	$188,000	$—

     Long-term debt is comprised entirely of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In addition to the scheduled principal payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured debt, as defined by the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year. The Company’s remaining Excess Cash Flow payment at December 31, 2007 is $4.0 million, which is payable March 31, 2008. The Company has also included $2.8 million in the current portion of long-term debt and capital leases at December 31, 2007. This amount, which is included in the 2008 column in the table above, represents the estimated pre-payment due on September 30, 2008 based on the Company’s current estimated cash balance at December 31, 2008.
Interest on the long-term debt in the above table is calculated assuming excess cash flow payments and prepayments are made as discussed previously. Capital leases consist primarily of leases of office and computer equipment. Operating leases are noncancelable leases on certain vehicles and buildings.
At December 31, 2007, the Company had no off-balance sheet commitments or guarantees outstanding.
At December 31, 2007, the Company had one letter of credit for $250,000 which expires in January 2009. The letter of credit secures the Company’s obligations with respect to its professional liability insurance. The letter of credit is secured by a certificate of deposit, which is included in restricted cash.
Recently Issued Accounting Standards
     In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (Statement 141R) and FASB Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment to ARB No. 51” (Statement 160). Statements

141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operations and financial position.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (Statement 159). Statement 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value that are not currently required to be measured at fair value. If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s 2008 fiscal year. The Company does not anticipate that the adoption of Statement 159 will have a material impact on its results of operations or financial position.
     In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement” (Statement 157). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In November 2007, the FASB proposed a one-year deferral of Statement 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company does not anticipate that the adoption of Statement 157 will have a material impact on its results of operations or financial position.
     In September 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4). EITF 06-4 provides guidance on the accounting for arrangements in which an employer owns and controls the insurance policy and has agreed to share a portion of the cash surrender value and/or death benefit with the employee. This guidance requires an employer to record a postretirement benefit, in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion-1967,” if there is an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period. This guidance is effective for reporting periods beginning after December 15, 2007. The Company does not anticipate that the adoption of EITF-06-4 will have a material impact on its results of operations or financial position.

Recently Adopted Accounting Standards
     Effective January 1, 2007 the Company adopted provisions of FIN 48. FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition and derecognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, classification, interest and penalties, and disclosure. See Note 14 of the Consolidated Financial Statements for the impact of adopting FIN 48 on the Company’s results of operations and financial position, which was not considered material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is not subject to material interest rate sensitivity since the Approved Plan provides for a fixed interest rate for both the $242.7 million secured debt and the Company’s unsecured debt. Interest expense associated with other debts would not materially impact the Company as most of those interest rates are fixed. The Company does not own and is not a party to any market risk sensitive instruments.
     The Company has not experienced large increases in either the cost of supplies or operating expenses due to inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Financial statements are contained on pages F-59 through F-93 of this Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A(T).	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2007. Based on such evaluation, such officers have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the CEO and the CFO, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
     Information concerning directors, executive officers, and corporate governance of the Company is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2008 annual meeting of stockholders of the Company.

ITEM 11.	EXECUTIVE COMPENSATION
     Executive compensation information is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2008 annual meeting of stockholders of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The equity compensation plan information and the security ownership of certain beneficial owners and management information are incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2008 annual meeting of stockholders of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information concerning certain relationships, related transactions, and director independence, of the Company is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2008 annual meeting of stockholders of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information concerning the Company’s principal accounting fees and services is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2008 annual meeting of stockholders of the Company.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     Financial statements and schedules of the Company required to be included in Part II, Item 8 are listed below.

Form 10-K Pages
Financial Statements

Report of Independent Registered Public Accounting Firm — KPMG LLP	F-59
Consolidated Balance Sheets, at December 31, 2007 and 2006	F-60 — F-61
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005	F-62
Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss) for the Years Ended December 31, 2007, 2006, and 2005	F-63
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005	F-64 — F-65
Notes to Consolidated Financial Statements	F-66 — F-93

Financial Statement Schedules

Schedule I Condensed Financial Information of Registrant(1)
Schedule II Valuation and Qualifying Accounts	S-1
Schedule III Real Estate and Accumulated Depreciation(2)
Schedule IV Mortgage Loans on Real Estate(2)
Schedule V Supplemental Information Concerning Property-Casualty Insurance Operations(2)

(1)	Omitted because test for inclusion was not met.

(2)	Omitted because schedule not applicable to Company.
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
     Date: March 12, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henry T. Blackstock	Director	March 12, 2008
Henry T. Blackstock

/s/ Joseph F. Furlong, III	Director, President,	March 12, 2008
Joseph F. Furlong, III	and Chief Executive Officer

/s/ Donald R. Millard	Director	March 12, 2008
Donald R. Millard

/s/ William C. O’Neil	Director	March 12, 2008
William C. O’Neil

/s/ W. Wayne Woody	Director	March 12, 2008
W. Wayne Woody

American HomePatient, Inc. and Subsidiaries
Consolidated Financial Statements
As of December 31, 2007 and 2006 and for each of the years in the three year period ended December 31, 2007
Together with Reports of Independent Registered Public Accounting Firms

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have audited the accompanying consolidated balance sheets of American HomePatient, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II – Valuation and Qualifying Accounts as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with generally accepted auditing standards as established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American HomePatient, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment. Also as discussed in Note 12 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006 to conform to Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.
/s/ KPMG LLP
Nashville, Tennessee
March 12, 2008

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,018,000	$6,786,000
Restricted cash	250,000	650,000
Accounts receivable, less allowance for doubtful accounts of $11,822,000 and $17,076,000, respectively	45,142,000	54,314,000
Inventories, net of inventory valuation allowances of $639,000 and $792,000, respectively	11,616,000	12,288,000
Prepaid expenses and other current assets	13,099,000	4,430,000

Total current assets	81,125,000	78,468,000

Property and equipment	151,970,000	163,666,000
Less accumulated depreciation and amortization	(111,239,000)	(112,255,000)

Property and equipment, net	40,731,000	51,411,000

Goodwill	122,093,000	121,834,000
Investment in joint ventures	8,447,000	8,691,000
Other assets	17,732,000	16,267,000

Total other assets	148,272,000	146,792,000

TOTAL ASSETS	$270,128,000	$276,671,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(Continued)

	2007	2006
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$8,221,000	$1,063,000
Accounts payable	16,558,000	19,345,000
Other payables	1,092,000	1,304,000
Short-term notes payable	274,000	248,000
Deferred revenue	6,265,000	7,097,000
Accrued expenses:
Payroll and related benefits	9,151,000	8,706,000
Insurance, including self-insurance accruals	5,778,000	6,246,000
Other	8,940,000	3,119,000

Total current liabilities	56,279,000	47,128,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	236,189,000	250,194,000
Deferred tax liability	3,474,000	—
Other noncurrent liabilities	51,000	47,000

Total noncurrent liabilities	239,714,000	250,241,000

Total liabilities	295,993,000	297,369,000

MINORITY INTEREST	550,000	618,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 shares	176,000	176,000
Additional paid-in capital	175,506,000	175,083,000
Accumulated deficit	(202,097,000)	(196,575,000)

Total shareholders’ deficit	(26,415,000)	(21,316,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$270,128,000	$276,671,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
REVENUES:
Sales and related service revenues, net	$122,274,000	$134,648,000	$135,116,000
Rental revenues, net	170,753,000	187,120,000	186,849,000

Total revenues, net	293,027,000	321,768,000	321,965,000

EXPENSES:
Cost of sales and related services	70,601,000	84,322,000	79,012,000
Cost of rentals and other revenues, including rental equipment depreciation of $31,055,000, 29,851,000, and $24,307,000, respectively	41,412,000	45,106,000	39,879,000
Operating expenses	140,028,000	150,559,000	153,468,000
Bad debt expense	8,164,000	10,771,000	9,396,000
General and administrative	19,194,000	18,052,000	16,749,000
Depreciation, excluding rental equipment, and amortization	3,361,000	3,598,000	3,610,000
Interest expense, net	15,828,000	17,162,000	17,141,000
Other income, net	(2,249,000)	(335,000)	(365,000)
Change of control expense	5,637,000	—	—

Total expenses	301,976,000	329,235,000	318,890,000

Earnings from unconsolidated joint ventures	5,754,000	5,373,000	4,816,000

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(3,195,000)	(2,094,000)	7,891,000

Reorganization expense	—	291,000	384,000

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,195,000)	(2,385,000)	7,507,000

Provision for income taxes	4,097,000	348,000	327,000

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	$(7,292,000)	$(2,733,000)	$7,180,000

DISCONTINUED OPERATIONS:
Income from discontinued operations, including gain on disposal of assets of $3,001,000 in 2007, net of tax	1,770,000	146,000	564,000

NET (LOSS) INCOME	$(5,522,000)	$(2,587,000)	$7,744,000

NET (LOSS) INCOME PER COMMON SHARE — BASIC
(Loss) income from continuing operations	$(0.41)	$(0.16)	$0.42
Income from discontinued operations	0.10	0.01	0.03

NET (LOSS) INCOME PER COMMON SHARE — BASIC	(0.31)	(0.15)	0.45

NET (LOSS) INCOME PER COMMON SHARE — DILUTED
(Loss) income from continuing operations	$(0.41)	$(0.16)	$0.40
Income from discontinued operations	0.10	0.01	0.03

NET (LOSS) INCOME PER COMMON SHARE — DILUTED	(0.31)	(0.15)	0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	17,573,000	17,543,000	17,296,000

- Diluted	17,573,000	17,543,000	17,973,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in Capital	Deficit	Total
BALANCE, December 31, 2004	17,047,000	$170,000	$173,588,000	$(194,487,000)	$(20,729,000)

Issuance of shares through exercise of employee stock options including tax benefits	341,000	4,000	525,000	—	529,000
Net income and comprehensive income	—	—	—	7,744,000	7,744,000

BALANCE, December 31, 2005	17,388,000	174,000	174,113,000	(186,743,000)	(12,456,000)

SAB 108 cumulative adjustment	—	—	—	(7,245,000)	(7,245,000)
Issuance of shares through exercise of employee stock options including tax benefits	185,000	2,000	342,000	—	344,000
Non-cash compensation expense for stock options	—	—	628,000	—	628,000
Net loss and comprehensive loss	—	—	—	(2,587,000)	(2,587,000)

BALANCE, December 31, 2006	17,573,000	176,000	175,083,000	(196,575,000)	(21,316,000)

Non-cash compensation expense for stock options	—	—	698,000	—	698,000
Non-cash change of control expense	—	—	(275,000)	—	(275,000)
Net loss and comprehensive loss	—	—	—	(5,522,000)	(5,522,000)

BALANCE, December 31, 2007	17,573,000	$176,000	$175,506,000	$(202,097,000)	$(26,415,000)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,522,000)	$(2,587,000)	$7,744,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change of control expense	5,637,000	—	—
Gain on sale of nursing agency	(3,001,000)	—	—
Deferred tax expense	3,474,000	—	—
Depreciation and amortization	34,440,000	33,487,000	27,952,000
Bad debt expense	9,240,000	10,829,000	9,438,000
Stock compensation expense	698,000	628,000	—
Equity in earnings of unconsolidated joint ventures	(3,852,000)	(3,495,000)	(3,003,000)
Minority interest	390,000	421,000	417,000
Reorganization items	—	291,000	384,000
Reorganization items paid	—	(296,000)	(437,000)

Change in assets and liabilities, net of effects of acquisitions and dispositions:
Restricted cash	400,000	—	—
Accounts receivable	87,000	(9,249,000)	(13,385,000)
Inventories	691,000	1,909,000	1,750,000
Prepaid expenses and other current assets	(8,669,000)	4,244,000	(2,313,000)
Deferred revenue	(832,000)	(148,000)	—
Accounts payable, other payables and accrued expenses	(3,048,000)	(3,123,000)	(973,000)
Other assets and liabilities	(1,724,000)	(1,185,000)	(4,069,000)
Due to unconsolidated joint ventures, net	4,096,000	2,932,000	1,573,000

Net cash provided by operating activities	32,505,000	34,658,000	25,078,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(17,968,000)	(25,189,000)	(25,722,000)
Proceeds from sale of nursing agency, net	2,757,000	—	—
Cash paid for acquisitions	(407,000)	—	—

Net cash used in investing activities	$(15,618,000)	$(25,189,000)	$(25,722,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Continued)

	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(458,000)	$(438,000)	$(316,000)
Proceeds from exercise of employee stock options	—	457,000	529,000
Principal payments on long-term debt and capital leases	(12,223,000)	(743,000)	(1,039,000)
Proceeds (principal payments) on short-term note payable	26,000	(3,557,000)	142,000
Payment for OIG settlement	—	(2,000,000)	—
Payment of warrants	—	(846,000)	—

Net cash used in financing activities	(12,655,000)	(7,127,000)	(684,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,232,000	2,342,000	(1,328,000)

CASH AND CASH EQUIVALENTS, beginning of year	6,786,000	4,444,000	5,772,000

CASH AND CASH EQUIVALENTS, end of year	$11,018,000	$6,786,000	$4,444,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$16,884,000	$18,304,000	$17,498,000

Cash payments of income taxes	$610,000	$569,000	$465,000

Non-Cash Activity:
Capital leases entered into for property and equipment and changes in accounts payable related to purchases of property and equipment	$5,311,000	$1,551,000	$140,000
Write-off of related notes receivable and notes payable	$—	$570,000	$—
Change of control:
Other liabilities	$5,912,000	$—	$—
Additional paid-in capital	$(275,000)	$—	$—

Supplemental Disclosure of Investing Activities:
Disposition:
Gain on sale	$3,001,000	$—	$—
Inventories sold	16,000	—	—
Property and equipment, net, sold	50,000	—	—
Promissory note received from sale of nursing agency	(310,000)	—	—

Proceeds from sale	$2,757,000	$—	$—

Acquisition:
Rental equipment acquired	$113,000	$—	$—
Inventory acquired	35,000	—	—
Goodwill acquired	259,000	—	—

Cash paid for acquisition	$407,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
1.	ORGANIZATION AND BACKGROUND

American HomePatient, Inc. and subsidiaries (the “Company” or “American HomePatient”) provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. As of December 31, 2007, the Company provides these services to patients, primarily in the home, through 245 centers in 33 states.

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

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R) Consolidation of Variable Interest Entities (“FIN 46 R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46 (R). The Company has not identified any variable interest entities at December 31, 2007 or 2006, for which consolidation is required.

Revenues

The Company’s principal business is to provide home health care services and products to patients, primarily in the home. Approximately 61% of the Company’s revenues in 2007, 2006 and 2005 are from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon fixed rates. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Revenues are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as a reduction to revenue in the period known.

Sales revenues and related services include all product sales to patients and are derived from the sale of aerosol medications and respiratory therapy equipment, the provision of infusion therapies, the sale of home health care equipment and medical supplies, and the sale of supplies and the provision of services related to the delivery of these products. Sales revenues are recognized at the time of delivery and recorded at the expected payment amount based upon the type of product and the payor when the Company has obtained the properly completed Certificate for Medical Necessity (“CMN”) from the health care provider, when applicable. Rentals and other patient revenues are derived from the rental of equipment related to the provision of respiratory therapy, home health care equipment, and enteral pumps. All rentals of the equipment are provided by the Company on a month-to-month basis and revenue is recorded at the expected payment amount based upon the type of rental and the payor when the Company has obtained the properly completed CMN from the health care provider, when applicable. Certain pieces of equipment are subject to capped rental arrangements, whereby title to the equipment transfers to the patient at the end of the capped rental payment period.

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

The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,
	2007	2006	2005
Home respiratory therapy services	78%	75%	73%
Home infusion therapy services	11	12	12
Home medical equipment and home health supplies	11	13	15

Total	100%	100%	100%

Cash Equivalents

Cash equivalents at December 31, 2007 and 2006 consist of overnight repurchase agreements with an original term of less than three months. For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2007 consists of one certificate of deposit, and at December 31, 2006 consists of two certificates of deposit, which are used as collateral for letters of credit associated with the Company’s professional liability insurance.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2007 and 2006 are primarily comprised of prepaid insurance premiums and include other deposits from which the Company expects to benefit within the next year. At December 31, 2007 and 2006, prepaid insurance premiums comprised $3,492,000 and $1,422,000 of prepaid expenses and other current assets, respectively.

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

Equipment is rented to patients on a month-to-month basis for use in their homes and is depreciated over the equipment’s estimated useful life to the Company. On an annual basis the Company performs physical counts of rental equipment on hand at each branch and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated, damaged, or obsolete equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for damaged, outdated, or obsolete equipment. Management records a valuation allowance for its estimated lost, damaged, outdated, or obsolete rental equipment based upon analytical data derived from the Company’s automated asset management system.

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

During 2007 and 2006, the Company performed its annual impairment review of goodwill and concluded there was no impairment in either year.

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures of nine companies are accounted for by the equity method. The Company would recognize an impairment when there is a loss in value in the equity method investment which is determined to be an other than temporary decline.

Other Assets

Other assets consist of deposits with vendors and lessors which total $8,473,000 and $8,193,000 as of December 31, 2007 and 2006, respectively. The Company also has other assets of $7,565,000 and $6,141,000 at December 31, 2007 and 2006, respectively, relating to life insurance arrangements that were recorded in connection with the prior acquisitions of certain home health care businesses and in connection with bonuses for employees. These assets are recorded at the amount to be received discounted over the remaining life expectancy of the insured. These amounts are reflected in other assets in the accompanying consolidated balance sheets.

Short-Term Notes Payable

Short-term notes payable of $274,000 and $248,000 at December 31, 2007 and 2006, respectively, is comprised of borrowings to finance the Company’s insurance premiums for its general insurance policies for the policy year. At December 31, 2007 it was comprised of one note bearing an interest rate of 8.75%, payable in ten monthly installments with maturity on May 6, 2008.

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

Beginning with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

The Company’s policy for recording interest and penalties associated with audits is to record such items as an other expense and not as a component of income tax expense.

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

The following table illustrates the effect on net earnings if the fair-value-based method had been applied to all outstanding and unvested awards for the year ended December 31, 2005.

2005
Net income — as reported	$7,744,000
Additional compensation expense	(466,000)

Net income — pro forma	7,278,000

Net income per common share — as reported
- Basic	$0.45
- Diluted	$0.43

Net income per common share — pro forma
- Basic	$0.42
- Diluted	$0.40
Deductions for stock-based employee compensation expense in the table above were calculated using the Black-Scholes option pricing model. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility. The Company applies a 39% tax rate to arrive at the after tax deduction.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment,” using the modified prospective method. Under this method, compensation costs are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation are calculated using the Black-Scholes option-pricing model. Allocation of compensation expense is made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility since the emergence from bankruptcy.
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

There were 40,000 options granted on October 31, 2007. The estimated fair value of these options was $0.95 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 99%; expected life of 5 years; and risk-free interest rate of 4.16%. There were 40,000 options granted on December 31, 2007. The estimated fair value of these options was $0.84 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 98%; expected life of 5 years; and risk-free interest rate of 3.45%.

The Company recognized $698,000 and $628,000 of stock-based compensation expense during the years ended December 31, 2007 and 2006, respectively.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of accounts receivable, inventory, goodwill, deferred tax assets, and deferred revenue; the carrying amount of property and equipment; and the amount of self insurance accruals for healthcare, vehicle, and workers’ compensation claims. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Management utilizes quoted market prices or pricing information of similar instruments to estimate the fair value of financial instruments. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these items.

The fair value of the Company’s long-term debt at December 31, 2007 and 2006 is approximately $232.1 million and $241.5 million, respectively, and is estimated by discounting the future cash flows of each instrument at estimated rates currently attainable by the Company for similar debt instruments of comparable maturities.

Recently Issued Accounting Standards

In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (Statement 141R) and FASB Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment to ARB No. 51” (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting Statement 141R and Statement 160 on its results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (Statement 159). Statement 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value that are not currently required to be measured at fair value. If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s 2008 fiscal year. The Company does not anticipate that the adoption of Statement 159 will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement” (Statement 157). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In November 2007, the FASB proposed a one-year deferral of Statement 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company does not anticipate that the adoption of Statement 157 will have a material impact on its results of operations or financial position.

In September 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4). EITF 06-4 provides guidance on the accounting for arrangements in which an employer owns and controls the insurance policy and has agreed to share a portion of the cash surrender value and/or death benefit with the employee. This guidance requires an employer to record a postretirement benefit, in accordance with FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion-1967,” if there is an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period. This guidance is effective for reporting periods beginning after December 15, 2007. The Company does not anticipate that the adoption of EITF-06-4 will have a material impact on its results of operations or financial position.

Recently Adopted Accounting Standards

Effective January 1, 2007 the Company adopted provisions of FIN 48. FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition and derecognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, classification, interest and penalties, and disclosure. See Note 14 for the impact of adopting FIN 48 on the Company’s results of operations and financial position, which was not considered to be material.

3.	DISCONTINUED OPERATIONS

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

Since the Company is exiting its home nursing line of business, the Company has presented the nursing business as discontinued operations in 2007, with comparable presentation for prior years.

4.	CHANGE OF CONTROL

On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company as of that date. Under the terms of the employment agreement between the Company and Joseph F. Furlong, III, the Company’s chief executive officer, the acquisition by any person of more than 35% of the Company’s shares constitutes a change of control. Under Mr. Furlong’s employment agreement, this event gives Mr. Furlong the right to receive a lump sum payment in the event he or the Company terminates his employment within one year after the change of control. The Company accrued a liability for this potential payment in the second quarter of 2007 since the ultimate requirement to make this payment was outside of the Company’s control. As such, the Company recorded an expense of $6.6 million in the second quarter of 2007, which was shown as “change of control expense” in the consolidated statements of operations, and a liability in the amount of $6.9 million, which was reflected in other accrued expenses on the consolidated balance sheets. These items were comprised of 300% of Mr. Furlong’s current year salary and maximum bonus, immediate vesting of all unvested options, the buyout of outstanding options, reimbursement of certain personal tax obligations associated with the lump sum payment, as well as payment of certain insurance for up to 3 years after termination and office administrative expenses for up to one year after termination.

The Company also established an irrevocable trust in the second quarter of 2007 to pay the various components of the change of control obligation. At December 31, 2007, the trust has a balance of $6.4 million and is reflected in prepaid expenses and other current assets on the consolidated balance sheets.

For the remainder of 2007, the Company reduced the change of control expense and related liability by $1.0 million due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of December 31, 2007. This decrease in expense is the result of a decline in the market value of the Company’s common stock from June 30, 2007 to December 31, 2007.

On December 21, 2007, Mr. Furlong’s employment agreement was amended. Per the terms of the amendment, Mr. Furlong received a $3.3 million lump sum payment on January 2, 2008 in order to induce him to continue his employment with the Company. This payment was made from the irrevocable trust and reduced the change of control liability. The payment is in lieu of certain amounts Mr. Furlong would otherwise be entitled to under the amended employment agreement as a result of the termination of his employment with the Company. The amendment also stipulates that all of Mr. Furlong’s stock options shall be deemed vested and exercisable as of January 2, 2008 and caps the potential buyout of outstanding options at $1.4 million. The $1.4 million shall be maintained in the irrevocable trust until these options expire or until 90 days after Mr. Furlong’s termination, whichever occurs first. In addition, the amendment stipulates the Company will pay for office administrative expenses for up to 6 months after termination instead of up to one year as originally agreed.

5.	PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

In 2002 American HomePatient, Inc. filed a voluntary petition for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Filing”). On July 1, 2003, the Company successfully emerged from bankruptcy protection under a Joint Plan of Reorganization (the “Approved Plan”).

Pursuant to the Approved Plan, the Company had long-term debt of $250.0 million (the “Secured Debt”), as evidenced by a promissory note to the lenders (the “Lenders”) under a previous senior debt facility that is secured by substantially all of the Company’s assets. On April 3, 2007, a $2.8 million principal payment was made that reduced the Secured Debt to $247.2 million. This payment was required by the Lenders as a result of the sale of certain assets of the Company’s home nursing business, see Note 3.

As of December 31, 2007, all administrative, priority and unsecured claims to be paid under the Approved Plan have been paid in full. The Company has made all payments due under the Approved Plan as of December 31, 2007.

On April 5, 2007, the Company filed a Motion for Final Decree which is the final step required to close out the Chapter 11 case. On June 14, 2007, the Bankruptcy Court signed an Order Granting Motion for Final Decree and Closing Case, officially closing the Company’s Chapter 11 case.

Reorganization Items

Reorganization items represent expenses that were incurred by the Company as a result of reorganization under Chapter 11 of the Federal Bankruptcy Code. Professional and other fees related to the reorganization were $291,000 and $384,000 during the years ended December 31, 2006 and 2005, respectively.

6.	INVESTMENT IN JOINT VENTURES

The Company owns 50% of nine home health care businesses, and 70% of two home health care businesses as of December 31, 2007 and 2006 (the “Joint Ventures”). The remaining ownership percentage of each joint venture is owned by local hospitals or other investors within the same community. Under management agreements, the Company is responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The operations of the two 70% owned joint ventures are consolidated with the operations of the Company. The operations of the nine 50% owned joint ventures are not consolidated with the operations of the Company and are accounted for by the Company under the equity method of accounting.

The Company provides accounting and receivable billing services to the joint ventures. The joint ventures are charged for their share of such costs based on contract terms. The Company’s earnings from unconsolidated joint ventures include equity in earnings of 50% owned joint ventures, management fees and fees for accounting and receivable billing services. Management fees and fees for accounting and receivable billing services were approximately $1,902,000, $1,877,000 and $1,829,000 for 2007, 2006, and 2005, respectively. The Company’s investment in unconsolidated joint ventures includes notes payable to joint ventures, totaling $104,000 and $513,000 as of December 31, 2007 and 2006, respectively. Minority interest represents the outside partners’ 30% ownership interests in the consolidated joint ventures, and totals $550,000 and $618,000 as of December 31, 2007 and 2006, respectively.

Summarized unaudited financial information of all 50% owned joint ventures at December 31, 2007 and 2006 and for the years then ended is as follows:

	2007	2006
Cash	$4,830,000	$4,346,000
Accounts receivable, net	4,651,000	5,042,000
Property and equipment, net	4,527,000	5,508,000
Other assets	3,639,000	4,196,000

Total assets	$17,647,000	$19,092,000

Accounts payable and accrued expenses	$856,000	$933,000
Partners’ capital	16,791,000	18,159,000

Total liabilities and partners’ capital	$17,647,000	$19,092,000

Net sales and rental revenues	$35,969,000	$34,823,000
Cost of sales and rentals, including rental depreciation	9,409,000	10,230,000
Operating and management fees	18,683,000	17,435,000
Depreciation, excluding rental equipment, amortization and interest expense	169,000	175,000

Total expenses	28,261,000	27,840,000

Pre-tax income	$7,708,000	$6,983,000

7.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable consist of the following components:

	December 31,
	2007	2006
Patient receivables:
Medicare and related copay portions	$21,273,000	$24,012,000
All other, principally commercial insurance companies, and related copay portions	35,098,000	46,775,000

	56,371,000	70,787,000

Other receivables, principally due from vendors and former owners of acquired businesses	593,000	603,000

Total accounts receivable	56,964,000	71,390,000
Less: Allowance for doubtful accounts	11,822,000	17,076,000

Accounts receivable, net	$45,142,000	$54,314,000

Of the patient receivables, $8.6 million and $14.3 million are unbilled as of December 31, 2007 and 2006, respectively.

8.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2007	2006
Land	51,000	51,000
Buildings and improvements	4,789,000	4,447,000
Rental equipment	108,570,000	120,595,000
Furniture, fixtures and equipment	38,126,000	38,079,000
Delivery equipment	434,000	494,000

	$151,970,000	$163,666,000

Property and equipment under capital leases are included under the various equipment categories. As of December 31, 2007 and 2006, gross property held under capital leases totals $7,073,000 and $3,070,000, respectively, and related accumulated amortization was $2,861,000 and $1,642,000, respectively.

Rental equipment is net of valuation allowances of $1,259,000 and $684,000 at December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, respectively, accumulated depreciation includes $74,398,000 and $76,077,000 of accumulated depreciation related to rental equipment.

9.	GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balances at December 31, 2006 and 2005	$121,834,000
Acquisition	259,000

Balance at December 31, 2007	$122,093,000

In October 2007, the Company purchased certain assets of a home medical equipment business.

10.	LONG-TERM DEBT AND CAPITAL LEASES

At December 31, 2007 and 2006 long-term debt and capital lease obligations consist of the following:

	December 31,
	2007	2006
Long-term debt which is secured by substantially all assets of the Company and is due August 1, 2009. As a result of the Approved Plan, the secured debt bears interest at 6.785%, payable monthly	$242,742,000	$250,000,000

Capital lease obligations, monthly payments until 2011	1,668,000	1,257,000

Total long-term debt and capital leases	244,410,000	251,257,000
Less: current portion	(8,221,000)	(1,063,000)

Long-term debt and capital leases, less current portion	$236,189,000	$250,194,000

Pursuant to the Approved Plan, the Company’s secured debt to the Lenders is $242.7 million at December 31, 2007 which is due August 1, 2009, and is evidenced by a promissory note in that amount which is secured by various security agreements. To the Company’s knowledge, the Lenders have not executed the agreements. The Company is no longer a party to a credit agreement or formal covenant requirements.

The Approved Plan provides that principal is payable annually on the $242.7 million secured debt on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The Company initially estimated having Excess Cash Flow at December 31, 2007 of $9.0 million. On October 1, 2007, the Company made a payment of $4.5 million, which is one-half of the anticipated March 2008 payment. The Company’s remaining Excess Cash Flow payment at December 31, 2007 is $4.0 million, which is payable March 31, 2008. The Company has also included $2.8 million in the current portion of long-term debt and capital leases at December 31, 2007. This amount represents the estimated pre-payment due on September 30, 2008 based on the Company’s current estimated cash balance at December 31, 2008.

Capital Leases

The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases beginning January 1, 2008 are as follows:

2008	$1,278,000
2009	353,000
2010	48,000
2011	3,000

1,682,000
Less amounts representing interest ranging from 0.8% to 7.1%	(14,000)

$1,668,000

11.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has noncancelable operating leases on certain land, vehicles, buildings and equipment. Some of the leases contain renewal options and require the Company to pay all executory costs such as maintenance. The Company accounts for operating leases on a straight-line basis over the base term of the leases, with the difference between actual lease payments and straight-line expenses over the lease term included in deferred rent. The minimum future rental commitments on noncancelable operating leases (with initial or remaining lease terms in excess of one year), net of sublease proceeds, for the next five years and thereafter beginning January 1, 2008 are as follows:

	Minimum Lease	Sublease	Net Lease
	Payments	Proceeds	Commitments
2008	$7,580,000	$(277,000)	$7,303,000
2009	5,757,000	(145,000)	5,612,000
2010	1,667,000	(104,000)	1,563,000
2011	185,000	(65,000)	120,000

	$15,189,000	$(591,000)	$14,598,000

Rent expense for all operating leases was approximately $13,591,000, $14,639,000 and $15,115,000 in 2007, 2006 and 2005, respectively.

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

Employment and Consulting Agreements

The Company has employment agreements with certain members of management which provide for the payment to these members of amounts from one-half to two times their annual compensation in the event of a termination without cause, a constructive discharge (as defined in the employment agreements) or upon a change in control of the Company (as defined in the employment agreements). The terms of such agreements automatically renew for one year. The maximum contingent liability under these agreements at December 31, 2007 is approximately $4,282,000.

Self-Insurance

Self-insurance accruals primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance, vehicle liability, commercial general and professional liability insurance. The Company is insured for workers’ compensation and vehicle liability but retains the first $250,000 of risk exposure for each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2007, 2006 and 2005, as such coverage was not available. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The estimated liability for workers’ compensation claims totaled approximately $3,084,000 and $3,366,000 as of December 31, 2007 and 2006, respectively. The estimated liability for vehicle claims totaled approximately $1,001,000 and $659,000 as of December 31, 2007 and 2006, respectively. The estimated total liability for commercial general and professional liability claims was $762,000 and $1,066,000 as of December 31, 2007 and 2006, respectively. The Company utilizes analyses prepared by a third-party administrator based on historical claims information to determine the required accrual and related expense associated with workers’ compensation, vehicle liability, commercial general and professional liability insurance. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by the third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis and maintains annual aggregate stop loss coverage of $8.8 million for 2007. The health insurance policies are limited to maximum lifetime reimbursements of $2,000,000 per person for 2007, 2006 and 2005. The estimated liability for health insurance claims totaled $931,000 and $1,157,000 as of December 31, 2007 and 2006, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred but unpaid reported claims and for incurred but not yet reported claims based upon its assessment of lag time in reporting and paying claims.

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

The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. As of December 31, 2007 and 2006, the Company maintained cash collateral balances of $6.0 million, which is included in other assets.

Letters of Credit

At December 31, 2007, the Company had one letter of credit for $250,000 which expires in January 2009. The letter of credit secures the Company’s obligations with respect to its professional liability insurance. The letter of credit is secured by a certificate of deposit, which is included in restricted cash.

401K Retirement Savings Plan

The Company maintains a 401k Retirement Savings Plan (the “401k”), administered by Massachusetts Mutual Life Insurance Company, to provide a tax deferred retirement savings plan to its employees. To qualify, employees must be at least 21 years of age, with twelve months of continuous employment and must work at least twenty hours per week. Employees may contribute up to 100% of their compensation, not exceeding a limit set annually by the Internal Revenue Service. The Company matches 25% of the first 3% of employee contributions. For the years ended December 31, 2007, 2006, and 2005, expense of $282,000, $283,000 and $258,000, respectively, associated with the Company’s matching is included in the consolidated statements of operations.

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

12.	STAFF ACCOUNTING BULLETIN NO. 108 (SAB 108)

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

13.	SHAREHOLDERS’ EQUITY AND STOCK PLANS

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

An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2004	2,429,738	$5.59
Granted	245,000	3.23
Exercised	(335,000)	1.26
Canceled	(234,238)	13.16

Outstanding at December 31, 2005	2,105,500	$5.16
Granted	570,000	3.25
Exercised	(185,000)	1.86
Canceled	(269,250)	18.13

Outstanding at December 31, 2006	2,221,250	$3.45
Granted	525,000	1.63
Exercised	—	—
Canceled	(207,100)	9.14

Outstanding at December 31, 2007	2,539,150	$2.61

The total intrinsic value of stock options exercised in 2006 was $303,000. There were no stock options exercised in 2007. At December 31, 2007, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average of 1.4 years.

		Weighted
		Average
		Grant-date
Nonvested Options	Options	Fair Value
Balance at January 1, 2006	358,750	$2.30
Granted	570,000	2.48
Vested	(198,750)	2.04
Forfeited	—	—

Balance at December 31, 2006	730,000	$2.52
Granted	525,000	1.24
Vested	(681,250)	1.98
Forfeited	(92,500)	1.97

Balance at December 31, 2007	481,250	$1.82

Options granted under the 1991 Plan as of December 31, 2007 have the following characteristics:

							Weighted
							Average
							Exercise
				Weighted			Price of	Weighted
				Average		Options	Options	Average
			Weighted	Remaining		Exercisable	Exercisable	Remaining
			Average	Contractual	Aggregate	at	at	Contractual	Aggregate
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Dec. 31,	Dec. 31,	Life in	Intrinsic
Grant	Outstanding	Prices	Price	Years	Value	2007	2007	Years	Value
1998	469,150	$2.13 to $18.13	$5.85	0.77	—	469,150	$5.85	0.77	—
1999	200,000	$0.56	$0.56	1.86	98,000	200,000	$0.56	1.86	98,000
2000	220,000	$0.17 to $0.30	$0.18	2.85	192,300	220,000	$0.18	2.85	192,300
2004	450,000	$1.31 to $1.80	$1.64	6.39	—	450,000	$1.64	6.39	—
2005	170,000	$2.21 to $3.55	$2.97	7.10	—	127,500	$2.97	7.10	—
2006	505,000	$0.61 to $3.30	$3.25	8.15	—	327,500	$3.28	8.14	—
2007	525,000	$1.25 to $2.40	$1.63	9.24	—	263,750	$1.61	9.21	—

	2,539,150				$290,300	2,057,900			$290,300

Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a four year vesting period and expire in ten years. Options granted in 2007 have a three year vesting period and expire in ten years. As of December 31, 2007, shares available for future grants of options under the 1991 Plan total 6,959.

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

An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2004	386,000	$2.09
Granted	50,000	3.27
Exercised	(6,000)	1.11
Canceled	(6,000)	19.67

Outstanding at December 31, 2005	424,000	$1.99
Granted	50,000	1.40
Exercised	—	—
Canceled	(6,000)	26.25

Outstanding at December 31, 2006	468,000	$1.62
Granted	40,000	1.12
Exercised	—	—
Canceled	(6,000)	21.06

Outstanding at December 31, 2007	502,000	$1.35

     Options granted under the 1995 Plan as of December 31, 2007 have the following characteristics:

				Weighted		Weighted
				Average		Average
			Weighted	Remaining		Exercise
			Average	Contractual		Price of	Aggregate
Year of	Options	Exercise	Exercise	Life in	Options	Options	Intrinsic
Grant	Outstanding	Prices	Price	Years	Exercisable	Exercisable	Value
1998	6,000	$1.69	$1.69	1.00	6,000	$1.69	$—
1999	6,000	$0.53	$0.53	2.00	6,000	$0.53	3,120
2000	140,000	$0.20 to $0.30	$0.26	2.62	140,000	$0.26	110,800
2001	15,000	$0.75	$0.75	4.00	15,000	$0.75	4,500
2002	15,000	$0.15	$0.15	5.00	15,000	$0.15	13,500
2003	80,000	$1.29	$1.29	6.00	80,000	$1.29	—
2004	100,000	$1.18 to $3.46	$2.32	6.72	100,000	$2.32	—
2005	50,000	$3.27	$3.27	8.00	50,000	$3.27	—
2006	50,000	$1.40	$1.40	9.00	50,000	$1.40	—
2007	40,000	$1.12	$1.12	10.00	40,000	$1.12	—

	502,000				502,000		$131,920

Options granted under the 1995 Plan as of December 31, 2006 have the following characteristics:

				Weighted		Weighted
				Average		Average
			Weighted	Remaining		Exercise
			Average	Contractual		Price of	Aggregate
Year of	Options	Exercise	Exercise	Life in	Options	Options	Intrinsic
Grant	Outstanding	Prices	Price	Years	Exercisable	Exercisable	Value
1997	6,000	$21.06	$21.06	1.00	6,000	$21.06	$—
1998	6,000	$1.69	$1.69	2.00	6,000	$1.69	—
1999	6,000	$0.53	$0.53	3.00	6,000	$0.53	5,220
2000	140,000	$0.20 to $0.30	$0.26	3.61	140,000	$0.26	159,800
2001	15,000	$0.75	$0.75	5.00	15,000	$0.75	9,750
2002	15,000	$0.15	$0.15	6.00	15,000	$0.15	18,750
2003	80,000	$1.29	$1.29	7.00	80,000	$1.29	8,800
2004	100,000	$1.18 to $3.46	$2.32	7.72	100,000	$2.32	—
2005	50,000	$3.27	$3.27	9.00	50,000	$3.27	—
2006	50,000	$1.40	$1.40	10.00	50,000	$1.40	—

	468,000				468,000		$202,320

The Directors’ options are fully vested upon issuance and expire ten years from date of issuance.

Preferred Stock

The Company’s certificate of incorporation was amended in 1996 to authorize the issuance of up to 5,000,000 shares of preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each such series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations or restrictions thereof. As of December 31, 2007, no preferred shares have been issued.

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

For the years ended December 31, 2007, 2006 and 2005, approximately 1,310,000, 1,391,000 and 587,000 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

14.	INCOME TAXES

The provision (benefit) for income taxes is comprised of the following components:

	For the Years Ended December 31,
	2007	2006	2005
Current
Federal	$—	$—	$—
State	623,000	348,000	327,000

	623,000	348,000	327,000

Deferred
Federal	3,116,000	—	—
State	358,000	—	—

	3,474,000	—	—

Provision for income taxes	$4,097,000	$348,000	$327,000

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income from operations before income taxes is attributable to the following:

	For the Years Ended December 31,
	2007	2006	2005
(Benefit) provision for federal income taxes at statutory rate	$(499,000)	$(784,000)	$2,825,000
State income taxes, net of federal tax benefit	405,000	226,000	212,000
Valuation allowance	1,637,000	823,000	(3,104,000)
Other, principally non-deductible goodwill and other expenses	2,554,000	83,000	394,000

Provision for income taxes	$4,097,000	$348,000	$327,000

The net deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Current deferred tax assets:
Allowance for doubtful accounts	4,551,000	6,599,000
Accrued liabilities and other	3,313,000	3,089,000

	7,864,000	9,688,000
Less valuation allowance	(7,864,000)	(9,688,000)

Net current deferred tax assets	$—	$—

Noncurrent deferred tax assets (liabilities):
Tax amortization in excess of financial reporting amortization	$(3,474,000)	$1,950,000
Financial reporting amortization in excess of tax amortization	240,000	321,000
Net operating loss carryforwards	62,582,000	59,470,000
Noncurrent asset valuation reserves	491,000	267,000
Financial reporting depreciation in excess of tax depreciation	4,734,000	3,117,000
Other	982,000	444,000

	65,555,000	65,569,000
Less valuation allowance	(69,029,000)	(65,569,000)

Net noncurrent deferred tax assets	$(3,474,000)	$—

During 2007 the Company determined that the total gross deferred tax asset was understated by $4.2 million and the valuation allowance was understated by $4.2 million as of December 31, 2006. As the Company has recorded a valuation allowance to fully reserve all deferred tax assets as of December 31, 2006, the restatement of the net deferred tax assets as of December 31, 2006, had no impact on the Company’s consolidated financial statements for the year ended December 31, 2006.
Upon implementation of FASB Statement No. 142, “Goodwill and Other Intangible Assets” effective for the year ended December 31, 2002, amortization of the Company’s indefinite-life intangible assets, consisting of goodwill, ceased for financial statement purposes. As of December 31, 2006, the Company’s deferred tax asset relating to indefinite-life intangibles was $1.2 million, which was fully reserved by a valuation allowance. As a result of additional tax amortization during 2007, this deferred tax asset relating to indefinite-life intangibles became a deferred tax liability of $3.5 million as of December 31, 2007. The Company cannot determine when the reversal of the deferred tax liability relating to its indefinite-life intangible assets will occur, or whether such reversal would occur within the Company’s net operating loss carry-forward period. Therefore, for the year ended December 31, 2007, the Company recognized a non-cash charge totaling $3.5 million to income tax expense to increase the valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $134,900,000 prior to the expiration of the federal net operating loss carryforwards beginning in 2019. Taxable loss for the year ended December 31, 2007 is estimated to be $3,890,000 and the actual taxable loss for the year ended December 31, 2006 was $6,571,000. Based upon the historical taxable losses, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences; thus, the Company recorded a valuation allowance to fully reserve all net deferred tax assets as of December 31, 2007 and 2006. The increase in the valuation allowance in 2007 and 2006 was $1,636,000 and $5,530,000, respectively.
The Company adopted the provisions of FIN 48 on January 1, 2007 and has analyzed filing positions in all of the federal and state jurisdictions as of December 31, 2007, where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state income tax returns filed in Texas, Florida, New York, Pennsylvania, Arkansas, Ohio, Iowa and Tennessee as its “major” tax jurisdictions. The periods subject to examination for the Company’s federal return are the 2004 through 2006 tax years. The periods subject to examination for the Company’s state returns in major tax jurisdictions are years 2003 through 2006. As of December 31, 2007, there were no active federal, state or local income tax audits.
As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2007	$225,000
Increases for tax positions of prior years	1,141,000
Decreases for tax positions of prior years	—
Lapse of statute of limitations	(78,000)

Gross unrecognized tax benefits at December 31, 2007	$1,288,000

The Company had approximately $22,000 and $24,000 of accrued interest related to uncertain tax positions at December 31, 2007 and January 1, 2007, respectively. The total amount of unrecognized tax benefits that would affect the Company’s tax rate if recognized relates solely to certain state matters and is $196,000 and $225,000 as of December 31, 2007 and January 1, 2007, respectively.
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
15. INSURANCE
The Company maintains a commercial general liability policy which is on a claims-made basis. This insurance is renewed annually and includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1.0 million per claim with a $5.0 million product liability annual aggregate and a $3.0 million general liability annual aggregate. The Company’s professional liability policy is on a claims-made basis and is renewable annually with per claim coverage limits of up to $1.0 million per claim and $5.0 million in the aggregate. The Company’s commercial general liability policy and the professional liability policy have a maximum policy aggregate of $7.0 million, including defense costs. The Company retains the first $50,000 of each professional or general liability claim subject to a $500,000 aggregate. After the $500,000 aggregate has been reached, a $10,000 per claim deductible applies to all future claims applicable to this policy period. The Company also maintains excess liability coverage with limits of $20.0 million per claim and $20.0 million in the aggregate. Management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage and has been added by endorsement as an additional insured; however, there can be no assurance that such manufacturers will continue to do so, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage.
The Company is insured for vehicle liability coverage for $1.0 million per accident; subject to a per claim deductible of $250,000. The Company is insured for workers compensation losses; subject to a per claim deductible of $250,000. The Company also provides accruals for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The differences between actual settlements and accruals are included in expense once a probable amount is known. The Company did not maintain annual aggregate stop-loss coverage for the years 2005, 2006 and 2007, as such coverage was not available.
There can be no assurance that any of the Company’s insurance will be sufficient to cover any judgments, settlements or costs relating to any pending or future legal proceedings or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. If the insurance protection purchased by the Company is not sufficient to cover any judgments, settlements or costs relating to pending or future legal proceedings, the Company’s business and financial condition could be materially adversely affected.
16. SUBSEQUENT EVENTS
On February 26, 2008, the Compensation Committee of the Company approved an amendment to the 1991 Plan that increased the number of shares of the Company’s common stock reserved for issuance under the 1991 Plan by 500,000 shares. The Compensation Committee also awarded 485,000 stock options to certain executive officers of the Company.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following are the Company’s 2007 and 2006 quarterly financial information (amounts in thousands, except per share data):

	First	Second	Third	Fourth	Full
2007	Quarter	Quarter	Quarter	Quarter	Year
Revenues, net	$76,933	$73,334	$71,291	$71,469	$293,027

Income (loss) from continuing operations before income taxes	1,236	(6,975)	1,333	1,211	(3,195)

Provision for income taxes	87	1,585	1,229	1,196	4,097

Net income (loss) from continuing operations	$1,149	$(8,560)	$104	$15	$(7,292)

(Loss) income from discontinued operations, including gain on disposal, net of tax	(76)	2,182	24	(360)	1,770

Net income (loss)	$1,073	$(6,378)	$128	$(345)	$(5,522)

Net income (loss) per common share — Basic
Income (loss) from continuing operations	$0.07	$(0.49)	$0.01	$—	$(0.41)

(Loss) income from discontinued operations	(0.01)	0.13	—	(0.02)	0.10

Net income (loss) per common share — Basic	$0.06	$(0.36)	$0.01	$(0.02)	$(0.31)

Net income (loss) per common share — Diluted
Income (loss) from continuing operations	$0.07	$(0.49)	$0.01	$—	$(0.41)
(Loss) income from discontinued operations	(0.01)	0.13	—	(0.02)	0.10

Net income (loss) per common share — Diluted	$0.06	$(0.36)	$0.01	$(0.02)	$(0.31)

	First	Second	Third	Fourth	Full
2006	Quarter	Quarter	Quarter	Quarter	Year
Revenues, net	$79,036	$79,218	$80,419	$83,095	$321,768

(Loss) income from continuing operations before income taxes	(621)	(2,068)	(1,180)	1,484	(2,385)

Provision for income taxes	87	87	87	87	348

Net (loss) income from continuing operations	$(708)	$(2,155)	$(1,267)	$1,397	$(2,733)

(Loss) income from discontinued operations, including gain on disposal, net of tax	(31)	(36)	228	(15)	146

Net (loss) income	$(739)	$(2,191)	$(1,039)	$1,382	$(2,587)

Net (loss) income per common share — Basic
(Loss) income from continuing operations	$(0.04)	$(0.13)	$(0.07)	$0.08	$(0.16)
Income from discontinued operations	—	—	0.01	—	0.01

Net income (loss) per common share — Basic	$(0.04)	$(0.13)	$(0.06)	$0.08	$(0.15)

Net (loss) income per common share — Diluted
(Loss) income from continuing operations	$(0.04)	$(0.13)	$(0.07)	$0.08	$(0.16)
Income from discontinued operations	—	—	0.01	—	$0.01

Net income (loss) per common share — Diluted	$(0.04)	$(0.13)	$(0.06)	$0.08	$(0.15)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated June 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.7	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2007).

10.1	Amended and Restated American HomePatient, Inc. 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed on April 5, 2004).

10.2	Amendment No. 1 to Amended and Restated American HomePatient, Inc. 1991 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 17, 2005).

10.3	1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit Number	Description of Exhibit
10.4	Amendment No. 1 to 1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.5	Amendment No. 2 to 1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on May 17, 2005).

10.6	Lease and addendum as amended dated October 25, 1995, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.7	Employment Agreement effective December 1, 2000 between the Company and Joseph F. Furlong, III (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.8	Form of Promissory Note dated July 1, 2003, by American HomePatient, Inc. and certain of its direct and indirect subsidiaries (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9	Second Amended and Restated Assignment and Borrower Security Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	Second Amended and Restated Assignment and Subsidiary Security Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11	Amended and Restated Borrower Partnership Security Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.12	Amended and Restated Subsidiary Partnership Security Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.13	Second Amended and Restated Borrower Pledge Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Description of Exhibit
10.14	Second Amended and Restated Subsidiary Pledge Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.15	Amended and Restated Concentration Bank Agreement dated July 1, 2003, by and between American HomePatient, Inc., PNC Bank, National Association, and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16	Second Amended and Restated Collection Bank Agreement dated July 1, 2003, by and between American HomePatient, Inc., PNC Bank, National Association, and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17	Employment Agreement effective January 21, 2005 between the Company and Stephen Clanton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2005).

10.18	Employment Agreement effective February 9, 2005 between the Company and Frank Powers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2005).

10.19	Amendment No. 1 to Employment Agreement effective November 10, 2006 between the Company and Joseph F. Furlong, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2006).

10.20	Amendment No. 1 to Employment Agreement effective November 10, 2006 between the Company and Stephen Clanton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 13, 2006).

10.21	Amendment No. 1 to Employment Agreement effective November 10, 2006 between the Company and Frank Powers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 13, 2006).

10.22	Amendment to lease dated April 5, 2006, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (attached hereto).

10.23	Amendment to Confidentiality, Non-Competition and Severance Pay Agreement dated June 18, 2007 with John D. Gouy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 3, 2007).

10.24	Offer Letter accepted by James P. Reichmann on June 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2007).

Exhibit Number	Description of Exhibit
10.25	Confidentiality, Non-Competition and Severance Pay Agreement dated June 18, 2007 with James P. Reichmann (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 21, 2007).

10.26	Amendment No. 2 to Employment Agreement dated December 21, 2007 with Joseph F. Furlong, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 27, 2007).

21	Subsidiary List.

23	Consent of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006 and 2005
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
	Balance at		Write-offs	Balance at
	Beginning	Bad Debt	Net of	End of
Description	of Period	Expense	Recoveries	Period
For the year ended December 31, 2007:	$17,076,000	$9,240,000	$14,494,000	$11,822,000

For the year ended December 31, 2006:	$15,964,000	$10,829,000	$9,717,000	$17,076,000

For the year ended December 31, 2005:	$16,912,000	$9,438,000	$10,386,000	$15,964,000

 S-1