Form 10-Q
period 2008-03-31
AMERICAN HOMEPATIENT INC
filed 2008-05-01
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2008
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
17,573,389

(Outstanding shares of the issuer’s common stock as of April 30, 2008)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
ASSETS	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$14,093,000	$11,018,000
Restricted cash	250,000	250,000
Accounts receivable, less allowance for doubtful accounts of $10,526,000 and $11,822,000, respectively	41,339,000	45,142,000
Inventories, net of inventory valuation allowances of $570,000 and $639,000 respectively	10,165,000	11,616,000
Prepaid expenses and other current assets	8,705,000	13,099,000

Total current assets	74,552,000	81,125,000

Property and equipment	150,260,000	151,970,000
Less accumulated depreciation and amortization	(112,978,000)	(111,239,000)

Property and equipment, net	37,282,000	40,731,000

Goodwill	122,093,000	122,093,000
Investment in joint ventures	7,541,000	8,447,000
Other assets	17,405,000	17,732,000

Total other assets	147,039,000	148,272,000

TOTAL ASSETS	$258,873,000	$270,128,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2008	2007
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$6,189,000	$8,221,000
Accounts payable	16,168,000	16,558,000
Other payables	1,047,000	1,092,000
Short-term notes payable	111,000	274,000
Deferred revenue	6,298,000	6,265,000
Accrued expenses:
Payroll and related benefits	5,044,000	9,151,000
Insurance, including self-insurance accruals	5,859,000	5,778,000
Other	5,238,000	8,940,000

Total current liabilities	45,954,000	56,279,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	233,217,000	236,189,000
Deferred tax liability	4,594,000	3,474,000
Other noncurrent liabilities	51,000	51,000

Total noncurrent liabilities	237,862,000	239,714,000

Total liabilities	283,816,000	295,993,000

MINORITY INTEREST	528,000	550,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 shares	176,000	176,000
Additional paid-in capital	175,896,000	175,506,000
Accumulated deficit	(201,543,000)	(202,097,000)

Total shareholders’ deficit	(25,471,000)	(26,415,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$258,873,000	$270,128,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Sales and related service revenues, net	$28,378,000	$31,910,000
Rental revenues, net	40,836,000	45,023,000

Total revenues, net	69,214,000	76,933,000

EXPENSES:
Cost of sales and related services	14,318,000	20,051,000
Cost of rentals and other revenues, including rental equipment depreciation of $7,235,000 and $7,520,000, respectively	9,452,000	10,412,000
Operating expenses	34,300,000	35,023,000
Bad debt expense	1,349,000	2,509,000
General and administrative	4,782,000	4,549,000
Depreciation, excluding rental equipment, and amortization	1,079,000	713,000
Interest expense, net	3,905,000	4,092,000
Other income, net	(386,000)	(160,000)
Change of control income (See Note 6)	(68,000)	—

Total expenses	68,731,000	77,189,000

Earnings from unconsolidated joint ventures	1,341,000	1,492,000

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,824,000	1,236,000

Provision for income taxes (See Note 4)	1,270,000	87,000

INCOME FROM CONTINUING OPERATIONS	$554,000	$1,149,000

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	—	(76,000)

NET INCOME	$554,000	$1,073,000

NET INCOME(LOSS) PER COMMON SHARE — BASIC
Income from continuing operations	$0.03	$0.07
Loss from discontinued operations	—	(0.01)

NET INCOME PER COMMON SHARE — BASIC	$0.03	$0.06

NET INCOME(LOSS) PER COMMON SHARE — DILUTED
Income from continuing operations	$0.03	$0.06
Loss from discontinued operations	—	—

NET INCOME PER COMMON SHARE — DILUTED	$0.03	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	17,573,000	17,573,000

- Diluted	17,814,000	17,937,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$554,000	$1,073,000
Adjustments to reconcile net income to net cash provided by operating activities:
Change of control income	(68,000)	—
Deferred tax expense	1,120,000	—
Depreciation and amortization	8,314,000	8,242,000
Bad debt expense	1,349,000	2,583,000
Stock compensation expense	55,000	260,000
Equity in earnings of unconsolidated joint ventures	(882,000)	(1,005,000)
Minority interest	95,000	100,000

Change in assets and liabilities:
Accounts receivable	2,454,000	949,000
Inventories	1,451,000	481,000
Prepaid expenses and other current assets	4,394,000	(1,965,000)
Deferred revenue	33,000	(180,000)
Accounts payable, other payables and accrued expenses	(8,502,000)	(6,365,000)
Other assets and liabilities	212,000	596,000
Due to unconsolidated joint ventures, net	1,788,000	2,134,000

Net cash provided by operating activities	12,367,000	6,903,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(4,008,000)	(3,168,000)

Net cash used in investing activities	$(4,008,000)	$(3,168,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(117,000)	$(147,000)
Principal payments on long-term debt and capital leases	(5,004,000)	(590,000)
Proceeds on short-term note payable	—	3,203,000
Principal payments on short-term note payable	(163,000)	(792,000)

Net cash (used in) provided by financing activities	(5,284,000)	1,674,000

INCREASE IN CASH AND CASH EQUIVALENTS	3,075,000	5,409,000

CASH AND CASH EQUIVALENTS, beginning of period	11,018,000	6,786,000

CASH AND CASH EQUIVALENTS, end of period	$14,093,000	$12,195,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$4,163,000	$4,241,000

Cash payments of income taxes	$152,000	$84,000

Non-Cash Activity:
Capital leases entered into for property and equipment and changes in accounts payable related to purchases of property and equipment	$742,000	$1,618,000
Change of control:
Other liabilities	$(403,000)	$—
Additional paid-in capital	$335,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements of American HomePatient, Inc. and its subsidiaries (the “Company”) for the three months ended March 31, 2008 and 2007 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2008, its results of operations for the three months ended March 31, 2008 and 2007 and its cash flows for the three months ended March 31, 2008 and 2007.
The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.
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
There were 485,000 options granted during the first quarter ended March 31, 2008. The estimated fair value of these options was $0.76 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 97%; expected life of 5 years; and risk-free interest rate of 2.92%. There were 450,000 options granted during the first quarter ended March 31, 2007. The estimated fair value of these options was $1.22 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 99%; expected life of 5 years; and risk-free interest rate of 4.46%.

The Company recognized $55,000 and $260,000 of stock-based compensation expense in the three months months ended March 31, 2008 and 2007, respectively.
Under the 1991 Nonqualified Stock Option Plan (the “1991 Plan”), as amended, 5,000,000 shares of the Company’s common stock had been reserved for issuance upon exercise of options granted thereunder. On February 26, 2008, the Compensation Committee of the Company approved an amendment to the 1991 Plan that increased the number of shares of the Company’s stock reserved for issuance under the 1991 Plan to 5,500,000. The maximum term of any option granted pursuant to the 1991 Plan is ten years. Shares subject to options granted under the 1991 Plan which expire, terminate or are canceled without having been exercised in full become available again for future grants.
An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2007	2,539,150	$2.61
Granted	485,000	1.03
Exercised	—	—
Canceled	(109,150)	18.13

Outstanding at March 31, 2008	2,915,000	$1.77

There were no stock options exercised during the three months ended March 31, 2008 or 2007. At March 31, 2008, there was $0.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

		Weighted
		Average
		Grant-date
Nonvested Options	Options	Fair Value
Balance at December 31, 2007	481,250	$1.82
Granted	485,000	0.76
Vested	(190,834)	2.10
Forfeited	—	—

Balance at March 31, 2008	775,416	$1.09

Options granted under the 1991 Plan as of March 31, 2008 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	March 31,	March 31,	at March 31,	at March 31,
Grant	Outstanding	Prices	Price	Years	Value	2008	2008	2008	2008
1998	360,000	$2.13	$2.13	0.69	—	360,000	$2.13	0.69	—
1999	200,000	$0.56	$0.56	1.61	32,000	200,000	$0.56	1.61	32,000
2000	220,000	$0.17 to $0.30	$0.18	2.60	119,700	220,000	$0.18	2.60	119,700
2004	450,000	$1.31 to $1.80	$1.64	6.14	—	450,000	$1.64	6.14	—
2005	170,000	$2.21 to $3.55	$2.97	6.85	—	165,000	$2.97	6.84	—
2006	505,000	$0.61 to $3.30	$3.25	7.90	—	412,500	$3.28	7.89	—
2007	525,000	$1.25 to $2.40	$1.63	8.99	—	332,084	$1.61	8.95	—
2008	485,000	$1.03	$1.03	9.92	—	—	$—	—	—

	2,915,000				$151,700	2,139,584			$151,700

Options granted under the 1991 Plan as of December 31, 2007 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Dec. 31,	Dec. 31,	at Dec. 31,	at Dec. 31,
Grant	Outstanding	Prices	Price	Years	Value	2007	2007	2007	2007
1998	469,150	$2.13 to $18.13	$5.85	0.77	—	469,150	$5.85	0.77	—
1999	200,000	$0.56	$0.56	1.86	98,000	200,000	$0.56	1.86	98,000
2000	220,000	$0.17 to $0.30	$0.18	2.85	192,300	220,000	$0.18	2.85	192,300
2004	450,000	$1.31 to $1.80	$1.64	6.39	—	450,000	$1.64	6.39	—
2005	170,000	$2.21 to $3.55	$2.97	7.10	—	127,500	$2.97	7.10	—
2006	505,000	$0.61 to $3.30	$3.25	8.15	—	327,500	$3.28	8.14	—
2007	525,000	$1.25 to $2.40	$1.63	9.24	—	263,750	$1.61	9.21	—

	2,539,150				$290,300	2,057,900			$290,300

Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a three or four year vesting period and expire in ten years. Options granted in 2007 have a three year vesting period and expire in ten years. Options granted in 2008 have a three year vesting period and expire in ten years. As of March 31, 2008 and December 31, 2007, shares available for future grants of options under the 1991 Plan total 131,109 and 6,959, respectively.

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
An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2007 and March 31, 2008	502,000	$1.35

Options granted under the 1995 Plan as of December 31, 2007 and March 31, 2008 have the following characteristics:

				Weighted	Weighted
				Average	Average		Weighted	Aggregate	Aggregate
				Remaining	Remaining		Average	Intrinsic	Intrinsic
			Weighted	Contractual	Contractual		Exercise	Value	Value
			Average	Life in	Life in		Price of	of Options	of Options
Year of	Options	Exercise	Exercise	Years	Years	Options	Options	Exercisable	Exercisable
Grant	Outstanding	Prices	Price	12/31/2007	3/31/2008	Exercisable	Exercisable	12/31/2007	3/31/2008
1998	6,000	$1.69	$1.69	1.00	0.75	6,000	$1.69	—	—
1999	6,000	$0.53	$0.53	2.00	1.75	6,000	$0.53	3,120	1,140
2000	140,000	$0.20 to $0.30	$0.26	2.62	2.37	140,000	$0.26	110,800	64,600
2001	15,000	$0.75	$0.75	4.00	3.75	15,000	$0.75	4,500	—
2002	15,000	$0.15	$0.15	5.00	4.76	15,000	$0.15	13,500	8,550
2003	80,000	$1.29	$1.29	6.00	5.76	80,000	$1.29	—	—
2004	100,000	$1.18 to $3.46	$2.32	6.72	6.47	100,000	$2.32	—	—
2005	50,000	$3.27	$3.27	8.00	7.76	50,000	$3.27	—	—
2006	50,000	$1.40	$1.40	9.00	8.76	50,000	$1.40	—	—
2007	40,000	$1.12	$1.12	10.00	9.76	40,000	$1.12	—	—

	502,000					502,000		$131,920	$74,290

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
The following information is necessary to calculate net income (loss) per share for the periods presented:

	Three Months Ended March 31,
	2008	2007

Net income	$554,000	$1,073,000

Weighted average common shares outstanding	17,573,000	17,573,000
Effect of dilutive options	241,000	364,000

Adjusted diluted common shares outstanding	17,814,000	17,937,000

Net income (loss) per common share — basic
Income from continuing operations	$0.03	$0.07
Loss from discontinued operations	—	(0.01)

Net income per common share — basic	$0.03	$0.06

Net income (loss) per common share — diluted
Income from continuing operations	$0.03	$0.06
Loss from discontinued operations	—	—

Net income per common share — diluted	$0.03	$0.06

4. INCOME TAXES
On April 10, 2007, the acquisition of 5,368,982 shares of the Company’s common stock by Highland Capital Management, L.P. resulted in an “ownership change” for purposes of Section 382 of the Internal Revenue Code. As a result, the future utilization of certain net operating loss carryforwards which existed at the time of the “ownership change” will be limited on an annual basis. The Company’s annual Section 382 federal limitation will be approximately $2.0 million, without consideration of the impact of the future potential recognition of built-in gains or losses as provided by Section 382. The Company is in the process of assessing the potential limitation of its state net operating loss carryforwards resulting from the ownership change.

Upon implementation of FASB Statement No. 142, “Goodwill and Other Intangible Assets” effective for the year ended December 31, 2002, amortization of the Company’s indefinite-life intangible assets, consisting of goodwill, ceased for financial statement purposes. As of December 31, 2006, the Company’s deferred tax asset relating to indefinite-life intangibles was $1.2 million, which was fully reserved by a valuation allowance. As a result of additional tax amortization during 2007 and 2008, this deferred tax asset relating to indefinite-life intangibles became a deferred tax liability of $3.5 million as of December 31, 2007 and $4.6 million at March 31, 2008. The Company cannot determine when the reversal of the deferred tax liability relating to its indefinite-life intangible assets will occur, or whether such reversal would occur within the Company’s net operating loss carry-forward period. Therefore, for the quarter ended March 31, 2008, the Company recognized a non-cash charge totaling $1.1 million to income tax expense to increase the valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.
5. DISCONTINUED OPERATIONS
Effective April 1, 2007, the Company sold the assets of its home nursing business located in Tallahassee, Florida to Amedisys Home Health, Inc. of Florida. The sales price was $3.1 million, of which $2.8 million was received in cash at closing, with the remainder to be received according to the terms of a promissory note. The Company recorded a gain in the second quarter of 2007 of $3.0 million associated with this sale. The cash and note proceeds from this transaction were utilized to pay down long-term debt.
Since the Company exited its home nursing line of business, the Company has presented the nursing business as discontinued operations in 2008 and 2007.
6. CHANGE OF CONTROL
On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company as of that date. Under the terms of the employment agreement between the Company and Joseph F. Furlong, III, the Company’s chief executive officer, the acquisition by any person of more than 35% of the Company’s shares constitutes a change of control. Under Mr. Furlong’s employment agreement, this event gave Mr. Furlong the right to receive a lump sum payment in the event he or the Company terminated his employment within one year after the change of control. The Company accrued a liability for this potential payment in the second quarter of 2007 since the ultimate requirement to make this payment was outside of the Company’s control. As such, the Company recorded an expense of $6.6 million in the second quarter of 2007, which was shown as “change of control expense” in the consolidated statements of operations, and a liability in the amount of $6.9 million, which was reflected in other accrued expenses on the consolidated balance sheets. These items were comprised of 300% of Mr. Furlong’s current year salary and maximum bonus, immediate vesting of all unvested options, the buyout of outstanding options, reimbursement of certain personal tax obligations associated with the lump sum payment, as well as payment of certain insurance for up to 3 years after termination and office administrative expenses for up to one year after termination.

The Company also established an irrevocable trust in the second quarter of 2007 to pay the various components of the change of control obligation. At March 31, 2008 and December 31, 2007, the trust had a balance of $2.9 million and $6.4 million, respectively, and was reflected in prepaid expenses and other current assets on the consolidated balance sheets.
During the remainder of 2007, the Company reduced the change of control expense and related liability by $1.0 million due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of December 31, 2007. This decrease in expense is the result of a decline in the market value of the Company’s common stock from June 30, 2007 to December 31, 2007.
On December 21, 2007, Mr. Furlong’s employment agreement was amended. Per the terms of the amendment, Mr. Furlong received a $3.3 million lump sum payment on January 4, 2008 to induce him to continue his employment with the Company. This payment was made from the irrevocable trust and reduced the Company’s change of control liability. The payment was in lieu of certain amounts Mr. Furlong would otherwise be entitled to under the amended employment agreement if his employment with the Company had terminated. On May 1, 2008, as required for federal and state payroll tax purposes, the Company withheld for remittence to tax authorities approximately $1.5 million.  This was the entire amount due to be reimbursed by the Company to Mr. Furlong for the tax liabilities he incurred in connection with the compensation he received following the change of control as stipulated in his amended employment agreement.  This payment was primarily made from the irrevocable trust. The amended employment agreement also stipulates that all of Mr. Furlong’s stock options shall be deemed vested and exercisable as of January 2, 2008, and caps the potential buyout of outstanding options at $1.4 million. The $1.4 million is maintained in the irrevocable trust until these options expire or until 90 days after Mr. Furlong’s termination, whichever occurs first. In addition, the amendment stipulates the Company will pay for office administrative expenses for up to 6 months after termination instead of up to one year as originally agreed. The amendment also stipulates that certain insurance shall be continued after termination only until January 1, 2011.
During the first quarter of 2008, the Company reduced its change of control expense by $68,000, primarily due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of March 31, 2008. This decrease in expense is the result of a decline in market value of the Company’s common stock from December 31, 2007 to March 31, 2008.
7. RECENTLY ADOPTED ACCOUNTING STANDARDS
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require new fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS 157 for nonfinancial assets and liabilities until January 2009.

The following are the levels of the hierarchy and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:
o	Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets.

o	Level 2 – Inputs other than Level 1 that are based on observable market data. These include: quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets, inputs that are observable that are not prices (such as interest rates, credit risks, etc.) and inputs that are derived from or corroborated by observable markets.

o	Level 3 – Developed from unobservable data, reflecting our own assumptions.
When quoted prices in active markets for identical assets are available, we use these quoted market prices to determine the fair value of financial assets and classify these assets as Level 1.
The following is a description of the valuation methodologies used for financial assets measured at fair value, including the general classification of such assets pursuant to the valuation hierarchy.
Money Market Accounts – The Company currently has overnight purchase agreements and an irrevocable trust that are primarily invested in money market funds. These items are classified as Level 1 because fair value is determined by quoted market prices in an active market.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “projects,” “may,” “plan,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the Company’s business strategy, the ability to satisfy interest expense and principal repayment obligations or to refinance those obligations, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, adoption of, or changes in, accounting policies and practices, existing government regulations and changes in, or the failure to comply with, governmental regulations, legislative proposals for healthcare reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and current and future reimbursement rates, as well as reimbursement reductions and the Company’s ability to mitigate the impact of the reductions. Such statements are not guarantees of future performance and are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.
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

     The following table sets forth the percentage of revenues, excluding discontinued operations, represented by each line of business for the periods presented:

	Three Months Ended March 31,
	2008	2007
Oxygen systems	39%	38%
Inhalation drugs	9	12
Nebulizers	2	2
Respiratory assist devices	27	24
Other respiratory	3	2

Total home respiratory therapy services	80%	78%

Enteral nutrition services	5	5
Other infusion services	5	6

Total home infusion therapy services	10%	11%

Total home medical equipment and supplies	10%	11%

	100%	100%

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
Revenue Growth. The Company operates in an industry with pre-set prices subject to reimbursement reductions. Therefore, in order to increase revenue, the Company must increase the volume of sales and rentals. Reductions in reimbursement levels can more than offset an increase in volume. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product-line and by branch location and region in order to identify product line or geographic weaknesses and take corrective actions. The Company’s sales and marketing focus for 2008 includes (i) emphasizing profitable revenue growth by focusing on oxygen and sleep-related products and services and by increasing the Company’s mix of Medicare and profitable managed care business; (ii) strengthening its sales and marketing efforts through a variety of programs and initiatives; (iii) increasing selling efforts and programs related to Continuous Positive Airway Pressure (“CPAP”) supplies through our CPAP supply call center; and (iv) expanding managed care revenue through greater management attention and prioritization of payors to secure managed care contracts at acceptable levels of profitability. Improvement in the Company’s ability to grow revenues will be critical to the Company’s long-term success. Management will continue to review and monitor progress with its sales and marketing efforts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. For the three months ended March 31, 2008 and March 31, 2007, bad debt expense as a percentage of net revenue was 1.9% and 3.3%, respectively. This decrease is due to an improvement in cash collections in the first quarter of 2008 resulting from improvements in the Company’s accounts receivable collection process.
     Cash Flow. The Company’s funding of day-to-day operations and all interest payments required to the Company’s secured creditors comes from cash flow and cash on hand. The Company currently does not have access to a revolving line of credit. The Company is obligated to pay Excess Cash Flow (defined as cash in excess of $7.0 million at the end of the Company’s fiscal year) to creditors to reduce the Company’s debt. The nature of the Company’s business requires substantial capital expenditures in order to buy the equipment used to generate revenues. As a result, management views cash flow as particularly critical to the Company’s operations. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable, and inventories) and current liabilities (principally accounts payable and accrued expenses). Management attempts to monitor and improve cash flow in a number of ways, including inventory utilization analysis, cash flow forecasting, and accounts receivable collection. In that regard, the length of time that it takes to collect receivables can have a significant impact on the Company’s liquidity as described below in “Days Sales Outstanding.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company also monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO, net of discontinued operations, was 54 and 57 days at March 31, 2008 and December 31, 2007, respectively.
     Unbilled Revenue. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which reports the amount of sales and rental revenues that have not yet been billed to the respective payors due to incomplete documentation or the lack of the Certificate of Medical Necessity (“CMN”) from the physicians. Unbilled revenue net of allowances was $7.0 million at March 31, 2008 compared to $6.7 million at December 31, 2007.

     Productivity and Profitability. In light of the reimbursement reductions affecting the Company over the past several years and the likelihood of continued reimbursement reductions in the future, management has placed significant emphasis on improving productivity and reducing costs over the past several years and will continue to do so going forward. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are through productivity improvements related to the Company’s branches and billing centers. These improvements have focused on centralization of certain functions previously residing at branches, consolidation of certain billing center functions, and reduction in costs associated with delivery of products and services to patients. Examples of recent centralization initiatives include the centralization of revenue qualification processes, the centralization of order processing, the establishment of patient service centers and a CPAP support center, and the centralization of pharmacy activities. Initiatives are also in place to improve asset utilization and reduce capital expenditures through a newly implemented asset management system, reduce bad debt expense and revenue deductions, reduce costs of delivery of products to patients through improved routing, and reduce facility costs through more effective utilization of leased space. Management utilizes a variety of monitoring tools and analyses to help identify and standardize best practices and to identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have led to the closure or consolidation of branches and to the emphasis on certain products and new sales initiatives. During the first quarter of 2008, the Company closed one branch location and opened one branch location. The Company did not exit any lines of business as a result of this one branch closure, and as such, it is not deemed discontinued operations. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response” for additional discussion.
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
     Competitive Bidding: The Medicare Prescription Drug, Improvement and Modernization Act of 2003 froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the competitive bidding process establishes a single payment amount for those items, which amount must be less than the current fee schedule. Competitive bidding will be implemented in phases with ten of the largest metropolitan statistical areas (“MSAs”) included in the program in 2008. Seventy MSAs will be added in 2009 and additional areas will be added after 2009. Suppliers who are successful in the bidding process will become contract suppliers for those items for which they submit winning bids. Multiple suppliers will be awarded contracts in each competitive bidding area (“CBA”), however the number of suppliers may be limited to the number needed to meet projected demand. With a few exceptions, only contract suppliers may bill Medicare for competitively-bid items in CBAs. However, rental agreements between beneficiaries and non-contract suppliers that existed prior to the effective date of competitive bidding in a CBA can be “grandfathered”. In this case, non-contract suppliers may continue to provide the items as a grandfathered supplier without participating in the competitive bidding program only as it relates to rental agreements in effect at the time competitive bidding is implemented in the CBA. In the first round of competitive bidding, grandfathered suppliers providing oxygen will be paid at the single payment amount as determined through the competitive bidding process for the CBA. All other rental items will be paid in accordance with the fee schedule for areas not included in competitive bidding. In future rounds of competitive bidding, grandfathered suppliers will be paid the single payment amount for all items.
     On April 2, 2007, the Department of Health and Human Services (“HHS”) announced the first 10 CBAs. The Company currently has 19 branch locations providing services within seven of the 10 CBAs. With the announcement of the first 10 CBAs, HHS also announced 10 categories of items that will be competitively bid, which include: oxygen supplies and equipment; standard power wheelchairs, scooters, and related accessories; complex rehabilitative power wheelchairs and related accessories; mail-order diabetic supplies; enteral nutrients, equipment, and supplies; CPAP devices, Respiratory Assist Devices (“RADs”), and related supplies and accessories; hospital beds and related accessories; Negative Pressure Wound Therapy (“NPWT”) pumps and related supplies and accessories; walkers and related accessories; and support surfaces (group 2 and 3 mattresses and overlays) in Miami and San Juan only.
     The bidding process for the first 10 CBAs began in May 2007 with a deadline for submitting bids of September 25, 2007. The Company submitted bids in eight of the ten CBAs (Charlotte, Cincinnati, Cleveland, Dallas, Kansas City, Miami, Orlando, and Pittsburgh) for five of the ten product categories (oxygen, CPAP, enteral nutrition, hospital beds, and diabetic supplies). CMS announced the winning suppliers in March 2008. The Company was a winning supplier in all CBAs and for all products in which it submitted bids, except enteral nutrition in Cincinnati and Pittsburgh and diabetic supplies in all eight markets. The Company has chosen to accept all contracts awarded. The contract period for this first round of bidding is July 1, 2008 through June 30, 2011. The Company’s average reduction in reimbursement associated with the first round of competitive bidding is approximately 29%. Based on current product volumes, management estimates the negative impact to the Company’s revenue and net income to be approximately $2.6 million on an annual basis as a result of the reduced reimbursement in the first round of competitive bidding. As a winning supplier, the Company could potentially increase its product volumes within the CBAs included in the first round of competitive bidding, which could offset some portion of the negative impact of the reduced pricing. However, management is unable to estimate the additional volume, if any, that may be gained.
     In January 2008, CMS announced the additional 70 MSAs to be included in the second round of competitive bidding. Products included in the second round were also announced and are similar to those included in the first round, with the exception of mail order diabetic supplies, which will be subject to a national bid at a later date, and support surfaces which are not included in the second round. CMS expects to begin pre-bidding activities for the second round in the spring of 2008. The bidding process is expected to run for 60 days beginning in the summer of 2008. Specific dates have not been announced. The Company currently operates in 46 of the 70 MSAs included in the second round.
     At this time, the outcome of the second round of competitive bidding is not known and therefore the Company is not able to estimate the financial impact, but the impact could be material. The Company’s Medicare revenue associated with competitively bid product categories in the second round of competitive bidding is approximately 9% of the Company’s total revenue.
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
     In December of 2007, CMS announced that all existing suppliers must be accredited no later than September 30, 2009. New suppliers who submit applications to the National Supplier Clearinghouse (NSC) for a National Provider Identifier (NPI) prior to March 1, 2008 must be accredited before January 1, 2009. Suppliers who submit applications to the NSC for an NPI on or after March 1, 2008, must submit evidence of accreditation prior to the submission of the application. Failure to meet these deadlines could result in the revocation of the supplier’s Medicare billing privileges. As all of the Company’s operations are accredited through ACHC, these deadlines are not expected to impact the Company’s operations.

     DRA Reimbursement Impact: The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 8, 2006, affects the Company’s reimbursement in a number of ways including:
•	The DRA contains a provision that eliminated the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs, beds, and respiratory assist devices. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. The effective date of the provision to eliminate the capped rental methodology applies to items for which the first rental month occurs on or after January 1, 2006 and, as a result, there was no impact to the Company’s revenue in 2006. The impact of this change will be realized over a period of several years which began in 2007. When fully phased in, the Company estimates that the annual impact of the elimination of the capped rental payment methodology for durable medical equipment and respiratory assist devices will be a reduction in rental revenue of approximately $3.0 million.

•	The DRA also contains a provision that limits the duration of monthly Medicare rental payments on oxygen equipment to 36 months. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met medical qualifications. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore, the transfer of title of oxygen equipment from the Company to the beneficiary will begin in 2009. Subsequent to transfer of title, the reimbursement rate for portable oxygen will increase from $31.79 per month to $77.45 per month. Additional payments would also be made for maintenance and service of the oxygen equipment subsequent to the 36th month and not covered under the manufacturer’s warranty. Since the reimbursement rates for this maintenance and service have not been finalized, the Company is unable to accurately quantify the overall financial impact beginning in 2009 of the 36 month cap for oxygen equipment; however, such impact will be material.

•	On August 3, 2006, CMS published a Proposed Rule to implement the changes required by the DRA relating to the payment for oxygen, oxygen equipment, and capped rental DME items. The rule, which became final November 9, 2006 (“DRA Implementation Rule”), establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The DRA Implementation Rule also establishes a reimbursement rate for portable oxygen generating equipment and changes regulations related to maintenance reimbursement and equipment replacement reimbursement. Under the DRA Implementation Rule, during the initial 36 months of rental, the reimbursement rate for concentrators and stationary liquid and gas systems is $198.40 per month for calendar years 2007 and 2008, $193.21 per month for 2009, and $189.39 per month for 2010. For liquid or gas portable equipment, the reimbursement rate is a $31.79 add-on per month from 2007 through 2010, and for oxygen generating portable equipment, the reimbursement rate is an add-on of $51.63 per month for 2007 through 2010. During 2006, the Company’s average Medicare reimbursement rate for concentrators and stationary equipment was $199.84 per month, with a portable add-on of $31.79 per month. Under the competitive bidding process, the single payment rate for oxygen in the 10 CBAs cannot exceed those established by the DRA. In the first round of competitive bidding, the average payment rate for stationary oxygen and portable oxygen will be $140.82 per month and $23.52 per month, respectively.
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
     Inhalation Drug Changes: Effective July 1, 2007 Xopenex was moved into the same reimbursement code as albuterol and the two drugs received a new blended reimbursement rate, which decreased the reimbursement for Xopenex and increased the reimbursement for albuterol. This new blended reimbursement rate is lower than the cost to acquire Xopenex and as a result, the Company no longer provides Xopenex to its patients except in certain isolated instances. The Medicare, Medicaid, and SCHIP Extension Act of 2007 (S 2499), which was signed by the President on December 29, 2007, among other things, implements HHS OIG recommendations to require CMS to adjust its Average Sales Price (ASP) calculation to use volume-weighted ASPs based on actual sales volume which could reduce reimbursement for certain drugs provided by the Company. The act also requires that the ASP for albuterol be calculated by itself rather than with Xopenex. The ASP for Xopenex, however, will continue to be calculated with albuterol. The implementation date for these changes was April 1, 2008, and on that date, reimbursement for albuterol decreased from $1.11 per dose to $0.11 per dose. Based on current inhalation drug product mix, the Company estimates this change will decrease the Company’s net revenue and net income by approximately $13.0 million on an annual basis.
     A revision of the Nebulizers Local Coverage Determination was released by the Durable Medical Equipment Medicare Administrative Contractors on April 10, 2008. Effective July 1, 2008, claims for the drug Xopenex will be paid based on the reimbursement rate for albuterol, which is the least costly medically appropriate alternative to Xopenex. Also effective July 1, 2008, claims for the drug DuoNeb will be paid based on the reimbursement rate for unit dose dual vials of albuterol and ipratropium, which is the least costly medically appropriate alternative to DuoNeb. Since the Company does not currently provide significant amounts of Xopenex or DuoNeb, these changes are not expected to have a material financial impact to the Company.
     The following proposed changes, if enacted in their proposed or a modified form, could have a significant impact on the Company:
     Reduction in the Reimbursement for Oxygen Equipment: In September 2006, the Office of Inspector General of the Department of Health and Human Services issued a report entitled

“Medicare Home Oxygen Equipment: Cost and Servicing.” This report recommended, among other things, that CMS work with Congress to reduce the current 36 month rental period for oxygen equipment and specifically noted the anticipated savings to the Medicare program if the rental period was capped at 13 months. Subsequently, CMS issued a response indicating agreement with this recommendation. Additionally, the President’s proposed budget of the United States Government for fiscal year 2009 includes a proposal to limit Medicare reimbursement of rental payments for most oxygen equipment to 13 months from the current 36 months as specified in the DRA.
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
     The Company cannot predict future reimbursement for oxygen equipment, but it believes that any significant decrease in the current 36 month rental period or reimbursement rate will have a substantial and material negative financial impact to the Company. Such a decrease may require the Company to alter significantly its business model and cost structure as well as limit or eliminate certain products or services currently provided to patients in order to avoid substantial losses. There can be no assurance that the Company could successfully manage these changes. Additionally, management believes that a drastic reduction in reimbursement for oxygen equipment could limit access to oxygen therapy for numerous Medicare beneficiaries.
     Surety Bond Proposal: CMS recently issued a proposed rule implementing section 4312 of the Balanced Budget Act of 1997, which would require all suppliers of durable medical equipment, prosthetics, orthotics and supplies, except those that are government operated, to obtain and retain a surety bond in the amount of $65,000.  The proposed rule by CMS would require the Company to obtain a surety bond for each of its 245 branch locations billing Medicare using a unique National Provider Identifier number. CMS sought comments on this proposed rule and specifically requested comments related to establishing an exception to the surety bond requirement for large, publicly traded chain suppliers, such as American HomePatient. The Company submitted comments to CMS on September 27, 2007 in favor of an exception to the surety bond requirements on the basis that public companies are already subject to extensive scrutiny under the reporting requirements of the SEC and Sarbanes-Oxley Act of 2002, and are generally less likely to default on Medicare debts given their financial resources. On December 10, 2007, the Department of Health and Human Services (HHS) published its Semiannual Regulatory Agenda in the Federal Register. The Agenda states that HHS is to publish the final rule on the Surety Bond Requirement for Suppliers of Durable Medical Equipment, Prosthetics, Orthotics and Supplies by August of 2010. If the surety bond proposal were enacted and no exemption was included for large publicly traded chain suppliers, the Company would likely incur significant additional costs and would likely be required to provide significant cash collateral which could adversely affect its financial results and financial position. Additionally, in February 2008, a bill was introduced in the Senate to increase the surety bond requirement to $500,000. Industry representatives have contacted the Senators sponsoring this bill to express their concerns that the significant cost and cash collateral required for a surety bond of this magnitude would severely penalize law-abiding providers and could limit access of needed products and services to Medicare beneficiaries. Senators sponsoring this bill have agreed to reconsider the proposed increase in the surety bond requirement. The Company cannot predict the ultimate outcome of this legislation.
     Proposed Supplier and Quality Standards: In February of 2008, CMS published proposed supplier standards to address concerns about the easy entry into the Medicare program by unqualified and fraudulent providers. The proposed standards include, among other things, prohibition of contracting licensed services to other entities, requirements to maintain a minimum square footage for a business location, maintaining an operating business telephone number, a prohibition on the forwarding of telephone calls from the primary business location to another location, and a requirement for the business location to be open to the public a minimum of 30 hours per week. The proposed standards also include a requirement to maintain a minimum level of comprehensive liability insurance, a prohibition on directly soliciting patients, and a requirement to obtain oxygen only from state licensed oxygen suppliers. The comment period for the proposed supplier standards expired March 25, 2008. The Company provided comments by the stated deadline. Certain of the proposed supplier standards, if enacted in the current form, could significantly increase the Company’s costs of providing services to patients. The Company cannot predict the ultimate outcome of these proposed standards.
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
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The Company’s management considers the following accounting policies to be the most critical in relation to the Company’s consolidated financial statements: revenue recognition and allowance for doubtful accounts, inventory valuation and cost of sales recognition, rental equipment valuation, valuation of long-lived assets, valuation of goodwill and other intangible assets, and self insurance accruals. These policies are presented in detail within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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

     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

	Percentage of Revenues
	Three Months Ended March 31,
	2008	2007
Revenues	100.0%	100.0%

Cost of sales and related services	20.7	26.1
Cost of rental, including rental equipment depreciation	13.7	13.5
Operating expenses	49.6	45.5
Bad debt expense	1.9	3.3
General and administrative	6.9	5.9
Depreciation, excluding rental equipment, and amortization	1.6	0.9
Interest expense, net	5.6	5.3
Other income, net	(0.6)	(0.2)
Change of control income	(0.1)	—

Total expenses	99.3%	100.3%

Earnings from unconsolidated joint ventures	1.9%	1.9%

Income from continuing operations before income taxes	2.6	1.6
Provision for income taxes	1.8	0.1

Net income from continuing operations	0.8%	1.5%

Operating loss from discontinued operations, net of tax	0.0%	(0.1)%

Net income	0.8%	1.4%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues. Revenues decreased from $76.9 million for the quarter ended March 31, 2007 to $69.2 million for the same period in 2008, a decrease of $7.7 million, or 10.0%. This revenue decrease was primarily attributable to a change in inhalation drug product mix and the Company’s reduced emphasis on less profitable product lines such as non-respiratory durable medical equipment and infusion therapy. Also contributing to the overall decrease in revenues was the effect of Company initiatives designed to improve patient co-pay collections and provide appropriate service levels to patients. The Company believes most of the revenue lost as a result of these initiatives was unprofitable. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $31.9 million for the quarter ended March 31, 2007 to $28.4 million for the same period of 2008, a decrease of $3.5 million, or 11.0%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines and a change in inhalation drug product mix as described above.
Rental Revenues. Rental revenues decreased from $45.0 million for the quarter ended March 31, 2007 to $40.8 million for the same period in 2008, a decrease of $4.2 million, or 9.3%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines and revenue lost as a result of initiatives designed to improve patient co-pay collections and to provide appropriate service levels to patients, which are described above.
Cost of Sales and Related Services. Cost of sales and related services decreased from $20.1 million for the quarter ended March 31, 2007 to $14.3 million for the same period in 2008, a decrease of $5.8 million, or 28.9%. As a percentage of revenues, cost of sales and related services decreased from 26.1% for the quarter ended March 31, 2007 to 20.7% for the same period in 2008. As a percentage of sales and related services revenues, cost of sales and related services decreased from 62.8% for the quarter ended March 31, 2007 to 50.5% for the same period in 2008. This decrease is primarily attributable to a change in inhalation drug product mix.
Cost of Rental Revenues. Cost of rental revenues decreased from $10.4 million for the quarter ended March 31, 2007 to $9.5 million for the same period in 2008, a decrease of $0.9 million, or 8.7%. As a percentage of revenues, cost of rental revenues increased from 13.5% for the quarter ended March 31, 2007 to 13.7% for the same period in 2008. As a percentage of rental revenues, cost of rental revenue was 23.1% for each of the quarters ended March 31, 2007 and 2008.
Operating Expenses. Operating expenses decreased from $35.0 million for the quarter ended March 31, 2007 to $34.3 million for the same period in 2008, a decrease of $0.7 million or 2.0%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs. As a percentage of revenues, operating expenses were 45.5% and 49.6% for the three months ended March 31, 2007 and 2008, respectively.
Bad Debt Expense. Bad debt expense decreased from $2.5 million for the quarter ended March 31, 2007 to $1.3 million for the same period in 2008, a decrease of $1.2 million, or 48.0%. As a percentage of revenues, bad debt expense was 3.3% and 1.9% for the three months ended March 31, 2007 and 2008, respectively. This decrease is due to an improvement in cash collections in the first quarter of 2008 resulting from improvements in the Company’s accounts receivable collection process.
General and Administrative Expenses. General and administrative expenses increased from $4.5 million for the quarter ended March 31, 2007 to $4.8 million for the same period in 2008, an increase of $0.3 million or 6.7%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes and additional centralization of field activities. As a percentage of revenues, general and administrative expenses were 5.9% and 6.9% for the quarters ended March 31, 2007 and 2008, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses increased from $0.7 million for the quarter ended March 31, 2007 to $1.1 million for the same period in 2008, an increase of $0.4 million, or 57.1%. The increase is primarily due to depreciation expense associated with the addition of computer equipment and software.
Interest Expense, Net. Interest expense, net, was $4.1 million for the quarter ended March 31, 2007 and $3.9 million for the quarter ended March 31, 2008. The decrease is primarily attributable to a reduced debt balance and an increase in interest income which is netted against interest expense.
Other Income, Net. Other income, net, was $0.2 million income for the quarter ended March 31, 2007 and $0.4 million for the quarter ended March 31, 2008. The increase is primarily due to income related to various split-dollar life insurance policies.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures was $1.5 million for the quarter ended March 31, 2007 and $1.3 million for the quarter ended March 31, 2008.
Provision for Income Taxes. The provision for income taxes was $0.1 million and $1.3 million for the quarters ended March 31, 2007 and 2008, respectively. The 2007 expense primarily relates to state income tax expense. The 2008 expense primarily relates to non-cash deferred state and federal income taxes associated with indefinite lived intangible assets and state income tax expense.

Liquidity and Capital Resources
     At March 31, 2008 the Company had current assets of $74.6 million and current liabilities of $46.0 million, resulting in working capital of $28.6 million and current ratio of 1.6x as compared to a working capital of $37.8 million and a current ratio of 1.9x at March 31, 2007.
     The Company has secured long-term debt at March 31, 2008 of $238.6 million, as evidenced by a promissory note to the Lenders that is secured by various security agreements.
     The secured debt matures on August 1, 2009 and interest is payable monthly on the secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment of the Excess Cash Flow is due on each previous September 30 in an amount equal to one-half of the anticipated Excess Cash Flow. The Company initially estimated having Excess Cash Flow at December 31, 2007 of $9.0 million. On October 1, 2007, the Company made a payment of $4.5 million, which was one-half of the 2007 Excess Cash Flow. The Company’s remaining Excess Cash Flow payment due after computing the actual 2007 Excess Cash Flow was $4.0 million, which was paid on March 31, 2008. The Company estimates a total of $5.6 million will be due in Excess Cash Flow payments on September 30, 2008 and on March 31, 2009 based on the Company’s current estimated cash balance at December 31, 2008. This amount has been included in the current portion of long-term debt and capital leases at March 31, 2008.
     The Company’s funding of day-to-day operations going forward and all payments required on the Company’s secured debt must come from cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of March 31, 2008, the Company had unrestricted cash and cash equivalents of approximately $14.1 million.
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
     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments due on its secured debt for the twelve months ending March 31, 2009. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The principal balance of the Company’s long-term debt, which consists entirely of amounts owed to the Lenders, is due to be repaid in full August 1, 2009. The Company currently estimates that approximately $232.9 million will be due to the Lenders at that time. If the unfavorable conditions in the current debt market do not improve, the Company believes that refinancing of the debt may be difficult to achieve. Failure to timely refinance the secured debt would have a material adverse effect on the Company’s prospects.
     The Company’s future liquidity will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $41.0 million and $44.5 million at March 31, 2008 and December 31, 2007, respectively. Average DSO, net of discontinued operations, was approximately 54 days and 57 days at March 31, 2008 and December 31, 2007, respectively. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s response.”
     Net cash provided by operating activities was $12.4 million and $6.9 million for the three months ended March 31, 2008 and 2007. Additions to property and equipment, net were $4.0 million for the three months ended March 31, 2008 compared to $3.2 million for the same period in 2007. The Company entered into $1.6 million of capital leases for equipment in the first quarter of 2007. Net cash provided by (used in) financing activities was $(5.3) million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively. The cash used in financing for the quarter ended March 31, 2008 includes $5.0 million of principal payments on long-term debt and capital leases. The cash provided by financing for the quarter ended March 31, 2007 includes proceeds of $3.2 million from the short-term note payable for financed insurance premiums.

Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of March 31, 2008:

	Twelve Months Ending March 31,					After March 31,
	Total	2009	2010	2011	2012	2012
Long-term debt and capital leases	$239,406,000	$6,189,000	$233,179,000	$38,000	$—	$—

Interest on long-term debt and capital leases	21,686,000	16,328,000	5,358,000	—	—	—

Operating lease obligations	15,135,000	7,536,000	5,480,000	1,538,000	364,000	217,000

Total contractual cash obligations	$276,227,000	$30,053,000	$244,017,000	$1,576,000	$364,000	$217,000

Long-term debt is comprised entirely of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt, defined as cash in excess of $7.0 million at the end of the Company’s fiscal year. The Company has included $5.6 million in the current portion of long-term debt and capital leases at March 31, 2008. This amount, which is included in the 2009 column above, represents the estimated pre-payment due on September 30, 2008 and estimated Excess Cash Flow payment due on March 31, 2009 based on the Company’s estimated cash balance at December 31, 2008.
Interest on the long-term debt in the above table is calculated assuming excess cash flow payments and pre-payments are made as discussed previously. Capital leases consist primarily of leases of office and computer equipment. Operating leases are noncancelable leases on certain vehicles and buildings.
At March 31, 2008 the Company had no off-balance sheet commitments or guarantees outstanding.
At March 31, 2008 the Company had one letter of credit for $250,000 which expires in January 2009. The letter of credit secures the Company’s obligations with respect to its professional liability insurance. The letter of credit is secured by a certificate of deposit, which is included in restricted cash.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is not subject to material interest rate sensitivity since the Company pays a fixed interest rate for its $238.6 million of secured debt. Interest expense associated with other debts would not materially impact the Company as most interest rates are fixed. The Company does not own and is not a party to any material market risk sensitive instruments.
We have not experienced large increases in either the cost of supplies or operating expenses as a result of inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, we bear the risk that reimbursement rates set by such programs will not keep pace with inflation.
ITEM 4T — CONTROLS AND PROCEDURES
Based on management’s evaluation, with the participation of the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed in reports that are filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of March 31, 2008, the related interim condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying interim condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Nashville, TN
May 1, 2008

PART II. OTHER INFORMATION
ITEM 1A — RISK FACTORS
This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.
The Company’s secured debt becomes due on August 1, 2009.
     The Company maintains a significant amount of debt. The secured claim of the Lenders as of March 31, 2008 was $238.6 million. The principal balance of the Company’s long-term debt, which consists entirely of amounts owed to the Lenders, is due to be repaid in full August 1, 2009. The Company currently estimates that approximately $232.9 million will be due to the Lenders at that time. If the unfavorable conditions in the current debt market do not improve, the Company believes that refinancing of the debt may be difficult to achieve. Other factors, such as uncertainty of the Company’s future profitability, could also limit the Company’s ability to refinance the debt. Failure to timely refinance the secured debt would have a material adverse effect on the Company’s prospects. Required payments to the Lenders are detailed in “Management’s Discussion and Analysis – Liquidity and Capital Resources.” As a result of the amount of debt, a substantial portion of the Company’s cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes or competitive pressures, and the inability to pay or refinance debt when due would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Continued reductions in Medicare and Medicaid reimbursement rates could have a material adverse effect on the Company’s results of operations and financial condition.
     In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduced Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in 2004 and others beginning in 2005. On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law. The DRA reduced the reimbursement of certain products provided by the Company. These reductions have had and will continue to have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. There are also recently enacted reimbursement cuts, as well as, pending and proposed reimbursement cuts that may negatively affect the Company’s business and prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events and Uncertainties – Reimbursement Changes and the Company’s Response.”
Reductions in reimbursement rates from third-party payors could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources.
     For the three months ended March 31, 2008, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 52%, 8%, and 40%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in any of which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Highland Capital Management, L.P. controls approximately 48% of the Company’s common stock and holds a majority of the Company’s $238.6 million secured debt, which may allow Highland to exert significant influence on certain aspects of our business.
     On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company. Highland also is the largest holder of the Company’s secured promissory notes that represent our $238.6 million of secured debt. Highland could exert significant influence on all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions.
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
     The Company has substantial accounts receivable as evidenced by DSO of 54 days as of March 31, 2008. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.
New healthcare legislation or other changes in the administration or interpretation of government health care programs or initiatives may have a material adverse effect on the Company.
     The health care industry continues to undergo dramatic changes influenced in large part by federal legislative initiatives. It is likely new federal health care initiatives will continue to arise. The MMA and the DRA have had, and will continue to have, a material negative impact on the level of reimbursement. Furthermore, additional reductions have been proposed beginning in 2008 and thereafter. There can be no assurance that these or other federal legislative and regulatory initiatives will not be adopted in the future. One or more of these initiatives could materially limit patient access to, or the Company’s reimbursement for, products and services provided by the Company. Also, many states have proposed decreases in Medicaid reimbursement. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of government health care programs or initiatives will not have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”
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
     The home health care market is highly fragmented and competition varies significantly from market to market. There are relatively few barriers to entry in markets not included in competitive bidding, and the Company could encounter competition from new market entrants. In small and mid-size markets, the majority of the Company’s competition comes from local independent operators or hospital-based facilities. In larger markets, regional and national providers account for a significant portion of competition. Some of the Company’s present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company.

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

ITEM 6 — EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No.33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated June 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.7	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2007).

10.1	Amendment No. 2 to Amended and Restated American HomePatient, Inc. 1991 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2008).

15.1	Awareness Letter of KPMG LLP.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) – Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.

May 1, 2008	By:	/s/ Stephen L. Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant