Form 10-Q
period 2008-06-30
AMERICAN HOMEPATIENT INC
filed 2008-07-31
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2008
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
Yes ☒       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐           Smaller reporting company ☒
(do not check if a smaller
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
17,573,389

(Outstanding shares of the issuer’s common stock as of July 30, 2008)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
ASSETS	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$20,025,000	$11,018,000
Restricted cash	250,000	250,000
Accounts receivable, less allowance for doubtful accounts of $9,512,000 and $11,822,000, respectively	38,081,000	45,142,000
Inventories, net of inventory valuation allowances of $562,000 and $639,000, respectively	12,353,000	11,616,000
Prepaid expenses and other current assets	6,137,000	13,099,000

Total current assets	76,846,000	81,125,000

Property and equipment	144,604,000	151,970,000
Less accumulated depreciation and amortization	(109,275,000)	(111,239,000)

Property and equipment, net	35,329,000	40,731,000

Goodwill	122,093,000	122,093,000
Investment in joint ventures	7,570,000	8,447,000
Other assets	16,480,000	17,732,000

Total other assets	146,143,000	148,272,000

TOTAL ASSETS	$258,318,000	$270,128,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS' DEFICIT	2008	2007
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$6,722,000	$8,221,000
Accounts payable	15,312,000	16,558,000
Other payables	994,000	1,092,000
Short-term notes payable	—	274,000
Deferred revenue	6,337,000	6,265,000
Accrued expenses:
Payroll and related benefits	7,600,000	9,151,000
Insurance, including self-insurance accruals	5,838,000	5,778,000
Other	3,622,000	8,940,000

Total current liabilities	46,425,000	56,279,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	233,105,000	236,189,000
Deferred tax liability	5,678,000	3,474,000
Other noncurrent liabilities	51,000	51,000

Total noncurrent liabilities	238,834,000	239,714,000

Total liabilities	285,259,000	295,993,000

MINORITY INTEREST	549,000	550,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 shares	176,000	176,000
Additional paid-in capital	176,009,000	175,506,000
Accumulated deficit	(203,675,000)	(202,097,000)

Total shareholders’ deficit	(27,490,000)	(26,415,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$258,318,000	$270,128,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Sales and related service revenues, net	$23,875,000	$30,503,000	$52,253,000	$62,413,000
Rental revenues, net	40,319,000	42,831,000	81,155,000	87,854,000

Total revenues, net	64,194,000	73,334,000	133,408,000	150,267,000

EXPENSES:
Cost of sales and related services	13,433,000	19,187,000	27,751,000	39,238,000
Cost of rentals and other revenues, including rental equipment depreciation of $6,351,000, $7,852,000, $13,586,000 and $15,372,000, respectively	8,616,000	10,659,000	18,068,000	21,071,000
Operating expenses	33,454,000	34,428,000	67,754,000	69,451,000
Bad debt expense	1,388,000	2,064,000	2,737,000	4,573,000
General and administrative	4,813,000	4,841,000	9,595,000	9,390,000
Depreciation, excluding rental equipment, and amortization	1,005,000	820,000	2,084,000	1,533,000
Interest expense, net	3,909,000	3,967,000	7,814,000	8,059,000
Other income, net	(273,000)	(892,000)	(659,000)	(1,052,000)
Change of control (income) expense ( See Note 6)	(3,000)	6,589,000	(71,000)	6,589,000

Total expenses	66,342,000	81,663,000	135,073,000	158,852,000

Earnings from unconsolidated joint ventures	1,426,000	1,354,000	2,767,000	2,846,000

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(722,000)	(6,975,000)	1,102,000	(5,739,000)

Provision for income taxes (See Note 4)	1,410,000	1,585,000	2,680,000	1,672,000

NET LOSS FROM CONTINUING OPERATIONS	$(2,132,000)	$(8,560,000)	$(1,578,000)	$(7,411,000)

DISCONTINUED OPERATIONS:
Operating income from discontinued operations, including gain on disposal of assets of $3,001,000, net of tax	—	2,182,000	—	2,106,000

NET LOSS	$(2,132,000)	$(6,378,000)	$(1,578,000)	$(5,305,000)

NET INCOME (LOSS) PER COMMON SHARE — BASIC
Loss from continuing operations	$(0.12)	$(0.49)	$(0.09)	$(0.42)
Income from discontinued operations	—	0.13	—	$0.12

NET LOSS PER COMMON SHARE — BASIC	$(0.12)	$(0.36)	$(0.09)	$(0.30)

NET INCOME (LOSS) PER COMMON SHARE — DILUTED
Loss from continuing operations	$(0.12)	$(0.49)	$(0.09)	$(0.42)
Income from discontinued operations	—	0.13	—	0.12

NET LOSS PER COMMON SHARE — DILUTED	$(0.12)	$(0.36)	$(0.09)	$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	17,573,000	17,573,000	17,573,000	17,573,000

- Diluted	17,573,000	17,573,000	17,573,000	17,573,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,578,000)	$(5,305,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change of control (income) expense	(71,000)	6,589,000
Gain on sale of nursing facility	—	(3,001,000)
Gain on sale of infusion branch	(2,000)	—
Deferred tax expense	2,204,000	1,223,000
Depreciation and amortization	15,670,000	16,919,000
Bad debt expense	2,737,000	5,335,000
Stock compensation expense	180,000	409,000
Equity in earnings of unconsolidated joint ventures	(1,843,000)	(1,886,000)
Minority interest	214,000	187,000

Change in assets and liabilities:
Restricted cash	—	400,000
Accounts receivable	4,324,000	2,200,000
Inventories	(1,058,000)	942,000
Prepaid expenses and other current assets	6,962,000	(7,291,000)
Deferred revenue	72,000	(437,000)
Accounts payable, other payables and accrued expenses	(7,310,000)	(3,503,000)
Other assets and liabilities	1,024,000	(602,000)
Due to unconsolidated joint ventures, net	2,720,000	5,327,000

Net cash provided by operating activities	24,245,000	17,506,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net	(9,963,000)	(6,630,000)
Proceeds from sale of nursing facility	—	2,790,000
Proceeds from sale of infusion branch	338,000	—

Net cash used in investing activities	$(9,625,000)	$(3,840,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(215,000)	$(249,000)
Principal payments on long-term debt and capital leases	(5,124,000)	(4,890,000)
Proceeds on short-term note payable	—	3,203,000
Principal payments on short-term note payable	(274,000)	(2,144,000)

Net cash (used in) provided by financing activities	(5,613,000)	(4,080,000)

INCREASE IN CASH AND CASH EQUIVALENTS	9,007,000	9,586,000

CASH AND CASH EQUIVALENTS, beginning of period	11,018,000	6,786,000

CASH AND CASH EQUIVALENTS, end of period	$20,025,000	$16,372,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$8,256,000	$8,388,000

Cash payments of income taxes	$480,000	$276,000

Non-Cash Activity:
Capital leases entered into for property and equipment and changes in accounts payable related to purchases of property and equipment	$92,000	$3,052,000
Change of control:
Other liabilities	$(394,000)	$6,862,000
Additional paid-in capital	$323,000	$(273,000)

Supplemental Disclosure of Investing Activities:
Disposition:
Inventories sold	$321,000	$16,000
Property and equipment, net, sold	$15,000	$50,000
Promissory note received from sale of nursing agency	$—	$310,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements of American HomePatient, Inc. and its subsidiaries (the “Company”) for the three and six months ended June 30, 2008 and 2007 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2008, its results of operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007.
The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.
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
There were 485,000 options granted during the first quarter ended March 31, 2008. The estimated fair value of these options was $0.76 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 97%; expected life of 5 years; and risk-free interest rate of 2.92%. There were 10,000 options granted on June 4, 2008. The estimated fair value of these options was $0.62 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 94%; expected life of 5 years; and risk-free interest rate of 3.26%. There were 30,000 options granted on June 9, 2008. The estimated fair value of these options was $0.67 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 94%; expected life of 5 years; and risk-free interest rate of 3.41%.
The Company recognized $125,000 and $180,000 of stock-based compensation expense in the three months and six months ended June 30, 2008, respectively.
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
An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2007	2,539,150	$2.61
Granted	485,000	1.03
Exercised	—	—
Canceled	(109,150)	18.13

Outstanding at March 31, 2008	2,915,000	$1.77
Granted	40,000	0.90
Exercised	—	—
Canceled	(64,000)	2.53

Outstanding at June 30, 2008	2,891,000	$1.74

There were no stock options exercised during the three and six months ended June 30, 2008 or 2007. At June 30, 2008, there was $0.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

		Weighted
		Average
		Grant-date
Nonvested Options	Options	Fair Value
Balance at December 31, 2007	481,250	$1.82
Granted	485,000	0.76
Vested	(190,834)	2.10
Forfeited	—	—

Balance at March 31, 2008	775,416	$1.09
Granted	40,000	0.66
Vested	(11,250)	1.93
Forfeited	(31,000)	1.71

Balance at June 30, 2008	773,166	$1.03

Options granted under the 1991 Plan as of June 30, 2008 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	June 30,	June 30,	at June 30,	at June 30,
Grant	Outstanding	Prices	Price	Years	Value	2008	2008	2008	2008
1998	360,000	$2.13	$2.13	0.44	-	360,000	$2.13	0.44	—
1999	200,000	$0.56	$0.56	1.36	40,000	200,000	$0.56	1.36	40,000
2000	220,000	$0.17 to $0.30	$0.18	2.35	128,500	220,000	$0.18	2.35	128,500
2004	450,000	$1.31 to $1.80	$1.64	5.89	-	450,000	$1.64	5.89	—
2005	170,000	$2.21 to $3.55	$2.97	6.60	-	167,500	$2.96	6.59	—
2006	470,000	$0.61 to $3.30	$3.24	7.65	-	389,167	$3.28	7.64	—
2007	496,000	$1.25 to $2.40	$1.63	8.75	-	331,167	$1.63	8.71	—
2008	525,000	$0.85 to $1.03	$1.02	9.69	-	-	$-	-	—

	2,891,000				$168,500	2,117,834			$168,500

Options granted under the 1991 Plan as of December 31, 2007 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Dec. 31,	Dec. 31,	at Dec. 31,	at Dec. 31,
Grant	Outstanding	Prices	Price	Years	Value	2007	2007	2007	2007
1998	469,150	$2.13 to $18.13	$5.85	0.77	-	469,150	$5.85	0.77	—
1999	200,000	$0.56	$0.56	1.86	98,000	200,000	$0.56	1.86	98,000
2000	220,000	$0.17 to $0.30	$0.18	2.85	192,300	220,000	$0.18	2.85	192,300
2004	450,000	$1.31 to $1.80	$1.64	6.39	-	450,000	$1.64	6.39	—
2005	170,000	$2.21 to $3.55	$2.97	7.10	-	127,500	$2.97	7.10	—
2006	505,000	$0.61 to $3.30	$3.25	8.15	-	327,500	$3.28	8.14	—
2007	525,000	$1.25 to $2.40	$1.63	9.24	-	263,750	$1.61	9.21	—

	2,539,150				$290,300	2,057,900			$290,300

Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a three or four year vesting period and expire in ten years. Options granted in 2007 have a three year vesting period and expire in ten years. Options granted in 2008 have a three year vesting period and expire in ten years. As of June 30, 2008 and December 31, 2007, shares available for future grants of options under the 1991 Plan total 155,109 and 6,959, respectively.
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
An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2007 and June 30, 2008	502,000	$1.35

Options granted under the 1995 Plan as of December 31, 2007 and June 30, 2008 have the following characteristics:

				Weighted	Weighted
				Average	Average		Weighted	Aggregate	Aggregate
				Remaining	Remaining		Average	Intrinsic	Intrinsic
			Weighted	Contractual	Contractual		Exercise	Value	Value
			Average	Life in	Life in		Price of	of Options	of Options
Year of	Options	Exercise	Exercise	Years	Years	Options	Options	Exercisable	Exercisable
Grant	Outstanding	Prices	Price	12/31/2007	6/30/2008	Exercisable	Exercisable	12/31/2007	6/30/2008
1998	6,000	$1.69	$1.69	1.00	0.50	6,000	$1.69	-	—
1999	6,000	$0.53	$0.53	2.00	1.50	6,000	$0.53	3,120	1,380
2000	140,000	$0.20 to $0.30	$0.26	2.62	2.12	140,000	$0.26	110,800	70,200
2001	15,000	$0.75	$0.75	4.00	3.50	15,000	$0.75	4,500	150
2002	15,000	$0.15	$0.15	5.00	4.51	15,000	$0.15	13,500	9,150
2003	80,000	$1.29	$1.29	6.00	5.51	80,000	$1.29	-	—
2004	100,000	$1.18 to $3.46	$2.32	6.72	6.22	100,000	$2.32	-	—
2005	50,000	$3.27	$3.27	8.00	7.51	50,000	$3.27	-	—
2006	50,000	$1.40	$1.40	9.00	8.51	50,000	$1.40	-	—
2007	40,000	$1.12	$1.12	10.00	9.51	40,000	$1.12	-	—

	502,000					502,000		$131,920	$80,880

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

The following information is necessary to calculate net income (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(2,132,000)	$(6,378,000)	$(1,578,000)	$(5,305,000)

Weighted average common shares outstanding	17,573,000	17,573,000	17,573,000	17,573,000
Effect of dilutive options	—	—	—	—

Adjusted diluted common shares outstanding	17,573,000	17,573,000	17,573,000	17,573,000

Net income (loss) per common share — basic
Loss from continuing operations	$(0.12)	$(0.49)	$(0.09)	$(0.42)
Income from discontinued operations	—	0.13	—	0.12

Net loss per common share — basic	$(0.12)	$(0.36)	$(0.09)	$(0.30)

Net income (loss) per common share — diluted
Loss from continuing operations	$(0.12)	$(0.49)	$(0.09)	$(0.42)
Income from discontinued operations	—	0.13	—	0.12

Net loss per common share — diluted	$(0.12)	$(0.36)	$(0.09)	$(0.30)

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
Upon implementation of FASB Statement No. 142, “Goodwill and Other Intangible Assets” effective for the year ended December 31, 2002, amortization of the Company’s indefinite-life intangible assets, consisting of goodwill, ceased for financial statement purposes. As of December 31, 2006, the Company’s deferred tax asset relating to indefinite-life intangibles was $1.2 million, which was fully reserved by a valuation allowance. As a result of additional tax amortization during 2007 and 2008, this deferred tax asset relating to indefinite-life intangibles became a deferred tax liability of $3.5 million as of December 31, 2007 and $5.7 million at June 30, 2008. The Company cannot determine when the reversal of the deferred tax liability relating to its indefinite-life intangible assets will occur, or whether such reversal would occur within the Company’s net operating loss carry-forward period. For the six months ended June 30, 2008, the Company recognized a non-cash charge totaling $2.2 million to income tax expense to increase the valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards. State income taxes were $0.5 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.
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
6. CHANGE OF CONTROL
On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represented approximately 48% of the outstanding shares of the Company as of that date. Under the terms of the employment agreement between the Company and Joseph F. Furlong, III, the Company’s chief executive officer, the acquisition by any person of more than 35% of the Company’s shares constitutes a change of control. Under Mr. Furlong’s employment agreement, this event gave Mr. Furlong the right to receive a lump sum payment in the event he or the Company terminated his employment within one year after the change of control. The Company accrued a liability for this potential payment in the second quarter of 2007 since the ultimate requirement to make this payment was outside of the Company’s control. As such, the Company recorded an expense of $6.6 million in the second quarter of 2007, which was shown as “change of control expense” in the consolidated statements of operations, and a liability in the amount of $6.9 million, which was reflected in other accrued expenses on the consolidated balance sheets. These items were comprised of 300% of Mr. Furlong’s current year salary and maximum bonus, immediate vesting of all unvested options, the buyout of outstanding options, reimbursement of certain personal tax obligations associated with the lump sum payment, as well as payment of certain insurance for up to 3 years after termination and office administrative expenses for up to one year after termination.
The Company also established an irrevocable trust in the second quarter of 2007 to pay the various components of the change of control obligation. At June 30, 2008 and December 31, 2007, the trust had a balance of $1.4 million and $6.4 million, respectively, and was reflected in prepaid expenses and other current assets on the consolidated balance sheets. The decrease in the trust balance was a result of the lump sum payment to Mr. Furlong on January 4, 2008 from the trust, as well as the tax liability withheld for remittance on May 1, 2008 from the trust, in each case as described below.
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
During the six months ended June 30, 2008, the Company reduced its change of control expense by $71,000, primarily due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of June 30, 2008. This decrease in expense is the result of a decline in market value of the Company’s common stock from December 31, 2007 to June 30, 2008.
7. LONG-TERM DEBT
In 2002, the Company filed a voluntary petition for relief to reorganize under Chapter 11 of the U.S. Bankruptcy Code. On July 1, 2003, the Company successfully emerged from bankruptcy protection under a Joint Plan of Reorganization (the “Approved Plan”). Pursuant to the Approved Plan, the Company had long-term debt of $250.0 million (the “Secured Debt”), as evidenced by a promissory note to the lenders (the “Lenders”) under a previous senior debt facility that is secured by substantially all of the Company’s assets.
The principal balance of the Company’s Secured Debt at June 30, 2008 is $238.6 million. This balance consists entirely of amounts owed to the Lenders and is due to be repaid in full August 1, 2009. The Company currently estimates that approximately $232.9 million will be due to the Lenders at that time, and this amount is included in long-term debt and capital leases at June 30, 2008. The Company will not be able to pay this debt without refinancing. If the unfavorable conditions in the current debt market do not improve, the Company believes that refinancing of the debt will be difficult to achieve. Other factors, such as uncertainty of the Company’s future profitability, could also limit the Company’s ability to refinance the debt. Failure to refinance the secured debt would have a material adverse effect on the Company’s prospects and the value of the Company’s common stock.
If the debt is not refinanced prior to issuance of the 10-Q for the quarterly period ending September 30, 2008, the entire balance of Secured Debt, estimated to be $235.8 million at

September 30, 2008, will be classified in the current portion of long-term debt and capital leases at September 30, 2008.
8. RECENTLY ADOPTED ACCOUNTING STANDARDS
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
The following are the levels of the hierarchy and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:
¡	Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets.

¡	Level 2 — Inputs other than Level 1 that are based on observable market data. These include: quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets, inputs that are observable that are not prices (such as interest rates, credit risks, etc.) and inputs that are derived from or corroborated by observable markets.
¡	Level 3 — Developed from unobservable data, reflecting our own assumptions.
When quoted prices in active markets for identical assets are available, we use these quoted market prices to determine the fair value of financial assets and classify these assets as Level 1.
The following is a description of the valuation methodologies used for financial assets measured at fair value, including the general classification of such assets pursuant to the valuation hierarchy.
Money Market Accounts — The Company currently has overnight purchase agreements and an irrevocable trust that are primarily invested in money market funds. These items are classified as Level 1 because fair value is determined by quoted market prices in an active market.

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

     The following table sets forth the percentage of revenues, excluding discontinued operations, represented by each line of business for the periods presented:

	Six Months Ended June 30,
	2008	2007
Oxygen systems	41%	38%
Inhalation drugs	7	12
Nebulizers	2	2
Respiratory assist devices	28	24
Other respiratory	2	2

Total home respiratory therapy services	80%	78%

Enteral nutrition services	5	5
Other infusion services	5	6

Total home infusion therapy services	10%	11%

Total home medical equipment and supplies	10%	11%

	100%	100%

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
     Revenue Growth. The Company operates in an industry with pre-set prices subject to reimbursement reductions. Therefore, in order to increase revenue, the Company must increase the volume of sales and rentals. Reductions in reimbursement levels can more than offset an increase in volume. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product-line and by branch location and region in order to identify product line or geographic weaknesses and take corrective actions. The Company’s sales and marketing focus for 2008 includes (i) emphasizing profitable revenue growth by focusing on oxygen and sleep-related products and services and by increasing the Company’s mix of Medicare and profitable managed care business; (ii) strengthening its sales and marketing efforts through a variety of programs and initiatives; (iii) increasing selling efforts and programs related to Continuous Positive Airway Pressure (“CPAP”) supplies through our CPAP supply call center; and (iv) expanding managed care revenue through greater management attention and prioritization of payors to secure managed care contracts at acceptable levels of profitability. Improvement in the Company’s ability to grow revenues will be critical to the Company’s long-term success. Management will continue to review and monitor progress with its sales and marketing efforts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. For the six months ended June 30, 2008 and June 30, 2007, bad debt expense as a percentage of net revenue was 2.1% and 3.0%, respectively. This decrease is due to improvements made in the Company’s accounts receivable collection processes.
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
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company also monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO, net of discontinued operations, was 53 and 57 days at June 30, 2008 and December 31, 2007, respectively. This decrease is due primarily to improvements made in the Company’s accounts receivable collection processes.
     Unbilled Revenue. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which reports the amount of sales and rental revenues that have not yet been billed to the respective payors due to incomplete documentation or the lack of the Certificate of Medical Necessity (“CMN”) from the physicians. Unbilled revenue net of allowances was $5.8 million at June 30, 2008 compared to $6.7 million at December 31, 2007. This decrease is due primarily to improvements made in obtaining supporting documentation needed for billing.

     Productivity and Profitability. In light of the reimbursement reductions affecting the Company over the past several years and the likelihood of continued reimbursement reductions in the future, management has placed significant emphasis on improving productivity and reducing costs over the past several years and will continue to do so going forward. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are through productivity improvements related to the Company’s branches and billing centers. These improvements have focused on centralization of certain functions previously residing at branches, consolidation of certain billing center functions, and reduction in costs associated with delivery of products and services to patients. Examples of recent centralization initiatives include the centralization of revenue qualification processes, the centralization of order processing, the establishment of patient service centers and a CPAP support center, and the centralization of pharmacy activities. Initiatives are also in place to improve asset utilization and reduce capital expenditures through a newly implemented asset management system, reduce bad debt expense and revenue deductions, reduce costs of delivery of products to patients through improved routing, and reduce facility costs through more effective utilization of leased space. Management utilizes a variety of monitoring tools and analyses to help identify and standardize best practices and to identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have led to the closure or consolidation of branches and to the emphasis on certain products and new sales initiatives. During the first six months of 2008, the Company closed three branch locations and opened two branch locations. The Company did not exit any lines of business as a result of these branch closures, and as such, they are not deemed discontinued operations. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response” for additional discussion.
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
     Competitive Bidding: The Medicare Prescription Drug, Improvement and Modernization Act of 2003 froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the competitive bidding process establishes a single payment amount for those items, which amount must be less than the current fee schedule. According to the MMA, competitive bidding will be implemented in phases with ten of the largest metropolitan statistical areas (“MSAs”) included in the program in the first round of bidding and seventy additional MSAs to be added in the second round of bidding, with additional areas to be subsequently added. The MMA specified that the first round of competitive bidding would be implemented in 2008 and the second round in 2009.
     The bidding process for the first round of competitive bidding occurred in the latter half of 2007. The products included in the first round of bidding were: oxygen supplies and equipment; standard power wheelchairs, scooters, and related accessories; complex rehabilitative power wheelchairs and related accessories; mail-order diabetic supplies; enteral nutrients, equipment, and supplies; CPAP devices, Respiratory Assist Devices (“RADs”), and related supplies and accessories; hospital beds and related accessories; Negative Pressure Wound Therapy (“NPWT”) pumps and related supplies and accessories; walkers and related accessories; and support surfaces. The Company participated in the bidding process in eight of the ten markets included in the first round of bidding (Charlotte, Cincinnati, Cleveland, Dallas, Kansas City, Miami, Orlando, and Pittsburgh). In early 2008, the Company was notified that it was a winning supplier in each of the eight markets and the Company chose to accept all contracts awarded. The contract period for the first round of bidding was scheduled to begin July 1, 2008 for a three year period. The Company’s average reduction in reimbursement associated with the first round of competitive bidding was approximately 29%.
     On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) was enacted. Among other things, this legislation delayed the competitive bidding program to allow time for CMS to make changes to the bidding process. As a result of this legislation, contracts awarded in the first round are now terminated and the bidding process for the first round will be restarted in 2009. The second round bidding process will begin in 2011. To offset the savings not realized as a result of the competitive bidding delay, MIPPA calls for a nationwide 9.5% reduction in Medicare rates beginning on January 1, 2009 for products included in the first round of competitive bidding. The Company estimates that this 9.5% reduction will reduce the Company’s net revenue and net income by approximately $10.8 million annually beginning in 2009. MIPPA also requires CMS to make certain changes to the bidding process and repeals the transfer of title of oxygen equipment to Medicare beneficiaries at the end of 36 months of continuous rental, as specified in the Deficit Reduction Act of 2005. See “DRA Reimbursement Impact” below for additional discussion. At this time, the exact timing and financial impact of competitive bidding is not known, but management believes the impact could be material.

     Accreditation: The Secretary of the Department of Health and Human Services is required to establish and implement quality standards for suppliers of durable medical equipment, prosthetics, orthotics, and supplies. The Centers for Medicare and Medicaid Services (“CMS”) published the standards on its website on August 14, 2006. In order to continue to bill under Medicare Part B, DMEPOS suppliers will be required to meet these standards through an accreditation process outlined in the CMS final rule on accreditation issued August 18, 2006. In order to participate in the original first round of competitive bidding, all suppliers were required to obtain accreditation by October 31, 2007. All of the Company’s branch locations were accredited by the Joint Commission prior to this date. However, the Company’s inhalation drug pharmacy was not accredited by the Joint Commission. On August 3, 2007, the Company’s inhalation drug pharmacy gained accreditation through the Accreditation Commission for Health Care (ACHC), which like the Joint Commission, is a deemed accreditation organization accepted by CMS. In addition, as of January 1, 2008, all of the Company’s branch locations transitioned from accreditation with the Joint Commission to accreditation with ACHC.
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

In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore, the financial impact of the reduction in revenue associated with the 36 month cap will begin in 2009. The DRA provided for the transfer of title of the oxygen equipment from the supplier to the patient at the end of the 36 month period. With the enactment of MIPPA in July of 2008, the provision related to the transfer of title was repealed; however MIPPA did not repeal the cap on rental payments subsequent to the 36th month.
Subsequent to the 36th month of oxygen equipment rental, the reimbursement rate for portable oxygen will increase from approximately $29 per month to approximately $70 per month. Additional payments would also be made for maintenance and service of the oxygen equipment subsequent to the 36th month and not covered under the manufacturer’s warranty. Since the reimbursement rates for this maintenance and service have not been finalized, the Company is unable to accurately quantify the overall financial impact beginning in 2009 of the 36 month cap for oxygen equipment; however, the Company believes the implementation of the 36 month cap will result in a substantial adverse financial impact to the Company beginning in 2009.
•	On August 3, 2006, CMS published a Proposed Rule to implement the changes required by the DRA relating to the payment for oxygen, oxygen equipment, and capped rental DME items. The rule, which became final November 9, 2006 (“DRA Implementation Rule”), establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The DRA Implementation Rule also establishes a reimbursement rate for portable oxygen generating equipment and changes regulations related to maintenance reimbursement and equipment replacement reimbursement. Under the DRA Implementation Rule, during the initial 36 months of rental, the reimbursement rate for concentrators and stationary liquid and gas systems is $198.40 per month for calendar years 2007 and 2008, $193.21 per month for 2009, and $189.39 per month for 2010. Under the DRA Implementation Rule, the reimbursement rate for liquid or gas portable equipment is a $31.79 add-on per month from 2007 through 2010, and for oxygen generating portable equipment, the reimbursement rate is an add-on of $51.63 per month for 2007 through 2010. As a result of the enactment of MIPPA in July of 2008, the above reimbursement rates will be decreased by 9.5% beginning on January 1, 2009.
     NPPV Changes: In the first quarter of 2006, CMS announced that non-invasive positive pressure ventilators (“NPPVs”) will no longer be considered an item requiring frequent and substantial servicing and therefore will no longer be rented for an indefinite period. As a result, rental payments for NPPVs will be capped at 13 months and the title to the equipment will transfer to the patient. The effective date for this reimbursement change was April 1, 2006, but CMS provided for a transition period for devices that were being rented by Medicare beneficiaries at that date. Therefore rental payments in the months prior to April 1, 2006 did not count toward the rental payment cap. As a result, the reduction in revenue associated with this reimbursement change began in 2007. The Company estimates that the annual impact of this reimbursement change will be a revenue reduction of approximately $0.6 million.

     Inhalation Drug Changes: Effective July 1, 2007 Xopenex was moved into the same reimbursement code as albuterol and the two drugs received a new blended reimbursement rate, which decreased the reimbursement for Xopenex and increased the reimbursement for albuterol. This new blended reimbursement rate is lower than the cost to acquire Xopenex and as a result the Company no longer provides Xopenex to its patients except in certain isolated instances. The Medicare, Medicaid, and SCHIP Extension Act of 2007, which was signed by the President on December 29, 2007, among other things, implements HHS OIG recommendations to require CMS to adjust its Average Sales Price (“ASP”) calculation to use volume-weighted ASPs based on actual sales volume which could reduce reimbursement for certain drugs provided by the Company. The act also requires that the ASP for albuterol be calculated by itself rather than with Xopenex. The ASP for Xopenex, however, will continue to be calculated with albuterol. The implementation date for these changes was April 1, 2008, and on that date, reimbursement for albuterol decreased from $1.11 per dose to $0.11 per dose, which decreased the Company’s net revenue and net income in the second quarter of 2008 by approximately $2.5 million compared to the first quarter of 2008. Primarily as a result of the inhalation drug reimbursement changes described above and changes in the Company’s inhalation drug product mix, the Company expects net revenue and net income associated with inhalation drugs to decrease by approximately $15.0 million and approximately $4.0 million, respectively, for the year ended December 31, 2008 compared to the same twelve month period of 2007.
     A revision of the Nebulizers Local Coverage Determination (“LCD”) was released by the Durable Medical Equipment Medicare Administrative Contractors on April 10, 2008. According to the LCD, effective July 1, 2008, claims for the drug Xopenex will be paid based on the reimbursement rate for albuterol, which is the least costly medically appropriate alternative to Xopenex. Also according to the LCD, effective July 1, 2008, claims for the drug DuoNeb will be paid based on the reimbursement rate for unit dose dual vials of albuterol and ipratropium, which is the least costly medically appropriate alternative to DuoNeb. In June of 2008, prior to implementation of the LCD, CMS provided guidance that the LCDs with effective dates of service on or after July 1, 2008 were being revised to withdraw, pending further review, the provision applying albuterol reimbursement rates to Xopenex. In addition, the effective date for applying the least costly alternative provision to the unit dose combination solution of albuterol and ipratropium (DuoNeb) is being revised and the effective date for this implementation will be on or after November 1, 2008. Since the Company does not currently provide significant amounts of Xopenex or DuoNeb, these changes are not expected to have a material financial impact to the Company.
     The following proposed changes, if enacted in their proposed or a modified form, could have a significant impact on the Company:
     Reduction in the Reimbursement for Oxygen Equipment: In September 2006, the Office of Inspector General of the Department of Health and Human Services issued a report entitled “Medicare Home Oxygen Equipment: Cost and Servicing.” This report recommended, among other things, that CMS work with Congress to reduce the current 36 month rental period for oxygen equipment and specifically noted the anticipated savings to the Medicare program if the rental period was capped at 13 months. Subsequently, CMS issued a response indicating agreement with this recommendation. Additionally, the President’s proposed budget of the United States Government for fiscal year 2009 includes a proposal to limit Medicare reimbursement of rental payments for most oxygen equipment to 13 months from the current 36 months as specified in the

DRA. There has been no formal action taken on this budget proposal at this time. However, as described above, the recently enacted MIPPA legislation requires a nationwide 9.5% reduction in Medicare reimbursement rates beginning January 1, 2009 for products included in round one of competitive bidding (which includes oxygen equipment) and repeals the requirement to transfer title to the oxygen equipment to the beneficiary at the end of the initial 36 months of rental.
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
     Surety Bond Proposal: CMS recently issued a proposed rule implementing section 4312 of the Balanced Budget Act of 1997 (the “BBA”), which would require all suppliers of durable medical equipment, prosthetics, orthotics and supplies, except those that are government operated, to obtain and retain a surety bond in the amount of $65,000. The proposed rule by CMS would require the Company to obtain a surety bond for each of its 244 branch locations billing Medicare using a unique National Provider Identifier number. CMS sought comments on this proposed rule and specifically requested comments related to establishing an exception to the surety bond requirement for large, publicly traded chain suppliers, such as American HomePatient. The Company submitted comments to CMS on September 27, 2007 in favor of an exception to the surety bond requirements on the basis that public companies are already subject to extensive scrutiny under the reporting requirements of the SEC and Sarbanes-Oxley Act of 2002, and are generally less likely to default on Medicare debts given their financial resources. On December 10, 2007, the Department of Health and Human Services (HHS) published its Semiannual Regulatory Agenda in the Federal Register. The Agenda states that HHS is to publish the final rule on the Surety Bond Requirement for Suppliers of Durable Medical Equipment, Prosthetics, Orthotics and Supplies by August of 2010. If the surety bond proposal were enacted and no exemption was included for large publicly traded chain suppliers, the Company would likely incur significant additional costs and would likely be required to provide significant cash collateral which could adversely affect its financial results and financial position. Additionally, in February 2008, a bill was introduced in the Senate to increase the surety bond requirement to $500,000. Industry representatives have contacted the Senators sponsoring this bill to express their concerns that the significant cost and cash collateral required for a surety bond of this magnitude would severely penalize law-abiding providers and could limit access of needed products and services to Medicare beneficiaries. Senators sponsoring this bill have agreed to reconsider the proposed increase in the surety bond requirement. On June 19, 2008, the “Seniors and Taxpayers Obligation Protection Act of 2008” was introduced in the Senate. This proposed legislation would require, among other things, that CMS put in place the surety bond requirement of the BBA, though it does not contain any language which would change the surety bond dollar amount. The Company cannot predict the ultimate outcome of this proposed legislation.
     Proposed Supplier and Quality Standards: In February of 2008, CMS published proposed supplier standards to address concerns about the easy entry into the Medicare program by unqualified and fraudulent providers. The proposed standards include, among other things, prohibition of contracting licensed services to other entities, requirements to maintain a minimum square footage for a business location, maintaining an operating business telephone number, a prohibition on the forwarding of telephone calls from the primary business location to another location, and a requirement for the business location to be open to the public a minimum of 30 hours per week. The proposed standards also include a requirement to maintain a minimum level of comprehensive liability insurance, a prohibition on directly soliciting patients, and a requirement to obtain oxygen only from state licensed oxygen suppliers. The comment period for the proposed supplier standards expired March 25, 2008. The Company provided comments by the stated deadline. Certain of the proposed supplier standards, if enacted in the current form, could significantly increase the Company’s costs of providing services to patients. CMS has not yet published a final rule regarding these proposed standards and the Company cannot predict the ultimate outcome.
     In February 2008, CMS also published proposed quality standards that are designed to improve the quality of service provided to Medicare beneficiaries. Many of the proposed quality standards include procedures and processes already performed by the Company. The Company cannot predict the ultimate outcome of these proposed standards.
     Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions through a variety of initiatives designed to grow revenues. See “Overview — Revenue Growth” for a discussion of the Company’s initiatives to grow revenues. In addition, management will continue to be focused on evolving the Company’s business model to improve productivity and reduce costs. These efforts will particularly emphasize centralization and consolidation of functions and improving logistics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Productivity and Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse effect of reimbursement reductions could be material in 2008 and beyond. See “Risk Factors.”
     Product Mix. The Company’s strategy for 2007 was to maintain a diversified offering of home health care services reflective of its current business mix with a strong emphasis on respiratory services, primarily oxygen and sleep-related products and services. For 2008, respiratory services remains a primary focus along with enteral nutrition products. This emphasis could impact the overall product mix of the Company, which in turn could affect revenues and profitability.
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

     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

		Percentage of Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales and related services	20.9	26.2	20.8	26.1
Cost of rentals, including rental equipment depreciation	13.4	14.5	13.5	14.0
Operating expenses	52.1	46.9	50.8	46.2
Bad debt expense	2.2	2.8	2.1	3.0
General and administrative	7.5	6.6	7.2	6.2
Depreciation, excluding rental equipment, and amortization	1.6	1.1	1.6	1.0
Interest expense, net	6.1	5.4	5.9	5.4
Other income, net	(0.4)	(1.2)	(0.5)	(0.7)
Change of control expense (income)	—	9.0	(0.1)	4.4

Total expenses	103.4	111.3	101.3	105.6

Earnings from unconsolidated joint ventures	2.2	1.8	2.1	1.9

(Loss) income from continuing operations before income taxes	(1.2)	(9.5)	0.8	(3.7)
Provision for income taxes	2.2	2.2	2.0	1.1

Net loss from continuing operations	(3.4)	(11.7)	(1.2)	(4.8)

Operating income from discontinued operations, including gain on disposal, net of tax	—	3.0	—	1.4

Net loss	(3.4)	(8.7)	(1.2)	(3.4)

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenues. Revenues decreased from $73.3 million for the quarter ended June 30, 2007 to $64.2 million for the same period in 2008, a decrease of $9.1 million, or 12.4%. This revenue decrease was primarily attributable to a change in inhalation drug product mix and the Company’s reduced emphasis on less profitable product lines such as non-respiratory durable medical equipment and infusion therapy. Also contributing to the overall decrease in revenues was the effect of Company initiatives designed to improve patient co-pay collections and provide appropriate service levels to patients. The Company believes most of the revenue lost as a result of these initiatives was unprofitable. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $30.5 million for the quarter ended June 30, 2007 to $23.9 million for the same period of 2008, a decrease of $6.6 million, or 21.6%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines and a change in inhalation drug product mix as described above.
Rental Revenues. Rental revenues decreased from $42.8 million for the quarter ended June 30, 2007 to $40.3 million for the same period in 2008, a decrease of $2.5 million, or 5.8%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines and revenue lost as a result of initiatives designed to improve patient co-pay collections and to provide appropriate service levels to patients, which are described above.
Cost of Sales and Related Services. Cost of sales and related services decreased from $19.2 million for the quarter ended June 30, 2007 to $13.4 million for the same period in 2008, a decrease of $5.8 million, or 30.2%. As a percentage of revenues, cost of sales and related services decreased from 26.2% for the quarter ended June 30, 2007 to 20.9% for the same period in 2008. As a percentage of sales and related services revenues, cost of sales and related services decreased from 62.9% for the quarter ended June 30, 2007 to 56.3% for the same period in 2008. This decrease is primarily attributable to a change in inhalation drug product mix.
Cost of Rental Revenues. Cost of rental revenues decreased from $10.7 million for the quarter ended June 30, 2007 to $8.6 million for the same period in 2008, a decrease of $2.1 million, or 19.6%. As a percentage of revenues, cost of rental revenues decreased from 14.5% for the quarter ended June 30, 2007 to 13.4% for the same period in 2008. As a percentage of rental revenues, cost of rental revenue decreased from 24.9% for the quarter ended June 30, 2007 to 21.4% for the same period in 2008. This decrease is primarily due to a reduction in the purchases of oxygen for portability and a decrease in depreciation expense associated with rental equipment assets.
Operating Expenses. Operating expenses decreased from $34.4 million for the quarter ended June 30, 2007 to $33.5 million for the same period in 2008, a decrease of $0.9 million or 2.6%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs, partially offset by increases in certain expenses associated with the development and implementation of initiatives designed to provide additional productivity improvements. As a percentage of revenues, operating expenses were 46.9% and 52.1% for the three months ended June 30, 2007 and 2008, respectively. The increase in operating expenses as a percentage of net revenue is due primarily to a decrease in inhalation drug revenue associated with a change in product mix, which does not affect operating expenses.
Bad Debt Expense. Bad debt expense decreased from $2.1 million for the quarter ended June 30, 2007 to $1.4 million for the same period in 2008, a decrease of $0.7 million, or 33.3%. As a percentage of revenues, bad debt expense was 2.8% and 2.2% for the three months ended June 30, 2007 and 2008, respectively. This decrease is due primarily to improvements made in the Company’s accounts receivable collection processes.
General and Administrative Expenses. General and administrative expenses were $4.8 million for the quarters ended June 30, 2007 and June 30, 2008. As a percentage of revenues, general and administrative expenses were 6.6% and 7.5% for the quarters ended June 30, 2007 and 2008, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses increased from $0.8 million for the quarter ended June 30, 2007 to $1.0 million for the same period in 2008, an increase of $0.2 million, or 25.0%. The increase is primarily due to depreciation expense associated with the addition of computer equipment and software.
Interest Expense, Net. Interest expense, net, was $4.0 million for the quarter ended June 30, 2007 and $3.9 million for the quarter ended June 30, 2008. The decrease is primarily attributable to a reduced debt balance.
Other Income, Net. Other income, net, was $0.9 million income for the quarter ended June 30, 2007 and $0.3 million for the quarter ended June 30, 2008. The variance is primarily due to income related to various life insurance policies that were converted to guaranteed policies in the quarter ended June 30, 2007. The Company recorded income of $0.4 million for the three months ended June 30, 2008 related to proceeds to be received from settlement of a legal dispute.
Change of Control Expense. Change of control expense was $6.6 million for the quarter ended June 30, 2007. In April 2007 an investor acquired more than 35% of the Company’s common stock, which constituted a change of control under the terms of the employment agreement between the Company and Joseph F. Furlong, the Company’s chief executive officer. This change of control gave Mr. Furlong the right to receive a lump sum severance payment in the event he or the Company terminated his employment within one year after the change of control. In the second quarter of 2007, the Company recorded an expense of $6.6 million related to this potential liability, which included the lump sum severance payment, expense related to the acceleration of options and the potential buyout of options, and reimbursement of certain taxes related to the payment.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures was $1.4 million for the quarters ended June 30, 2007 and June 30, 2008.
Provision for Income Taxes. The provision for income taxes was $1.6 million and $1.4 million for the quarters ended June 30, 2007 and 2008, respectively. This expense primarily relates to non-cash deferred state and federal income taxes associated with indefinite lived intangible assets and state income tax expense.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenues. Revenues decreased from $150.3 million for the quarter ended June 30, 2007 to $133.4 million for the same period in 2008, a decrease of $16.9 million, or 11.2%. This revenue decrease was primarily attributable to a change in inhalation drug product mix and the Company’s reduced emphasis on less profitable product lines such as non-respiratory durable medical equipment and infusion therapy. Also contributing to the overall decrease in revenues was the effect of Company initiatives designed to improve patient co-pay collections and provide appropriate service levels to patients. The Company believes most of the revenue lost as a result of these initiatives was unprofitable. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $62.4 million for the six months ended June 30, 2007 to $52.3 million for the same period of 2008, a decrease of $10.1 million, or 16.2%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines and a change in inhalation drug product mix as described above.
Rental Revenues. Rental revenues decreased from $87.9 million for the six months ended June 30, 2007 to $81.2 million for the same period in 2008, a decrease of $6.7 million, or 7.6%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines and revenue lost as a result of initiatives designed to improve patient co-pay collections and to provide appropriate service levels to patients, which are described above.
Cost of Sales and Related Services. Cost of sales and related services decreased from $39.2 million for the six months ended June 30, 2007 to $27.8 million for the same period in 2008, a decrease of $11.4 million, or 29.1%. As a percentage of revenues, cost of sales and related services decreased from 26.1% for the six months ended June 30, 2007 to 20.8% for the same period in 2008. As a percentage of sales and related services revenues, cost of sales and related services decreased from 62.9% for the six months ended June 30, 2007 to 53.1% for the same period in 2008. This decrease is primarily attributable to a change in inhalation drug product mix.
Cost of Rental Revenues. Cost of rental revenues decreased from $21.1 million for the six months ended June 30, 2007 to $18.1 million for the same period in 2008, a decrease of $3.0 million, or 14.2%. As a percentage of revenues, cost of rental revenues decreased from 14.0% for the six months ended June 30, 2007 to13.5% for the same period in 2008. As a percentage of rental revenues, cost of rental revenue was 24.0% and 22.2% for the six months June 30, 2007 and 2008, respectively. This decrease is primarily due to a reduction in the purchases of oxygen for portability and a decrease in depreciation expense associated with rental equipment assets.
Operating Expenses. Operating expenses decreased from $69.5 million for the six months ended June 30, 2007 to $67.8 million for the same period in 2008, a decrease of $1.7 million or 2.4%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs, partially offset by increases in certain expenses associated with the development and implementation of initiatives designed to provide additional productivity improvements. As a percentage of revenues, operating expenses were 46.2% and 50.8% for the six months ended June 30, 2007 and 2008, respectively. The increase in operating expenses as a percentage of net revenue is due primarily to a decrease in inhalation drug revenue associated with a change in product mix, which does not affect operating expenses.
Bad Debt Expense. Bad debt expense decreased from $4.6 million for the six months ended June 30, 2007 to $2.7 million for the same period in 2008, a decrease of $1.9 million, or 41.3%. As a percentage of revenues, bad debt expense was 3.0% and 2.1% for the six months ended June 30, 2007 and 2008, respectively. This decrease is due primarily to improvements made in the Company’s accounts receivable collection processes.
General and Administrative Expenses. General and administrative expenses increased from $9.4 million for the six months ended June 30, 2007 to $9.6 million for the same period in 2008, an increase of $0.2 million or 2.1%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes and additional centralization of field activities. As a percentage of revenues, general and administrative expenses were 6.2% and 7.2% for the six months ended June 30, 2007 and 2008, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses increased from $1.5 million for the six months ended June 30, 2007 to $2.1 million for the same period in 2008, an increase of $0.6 million, or 40.0%. The increase is primarily due to depreciation expense associated with the addition of computer equipment and software.
Interest Expense, Net. Interest expense, net, was $8.1 million for the six months ended June 30, 2007 and $7.8 million for the six months ended June 30, 2008. The decrease is primarily attributable to a reduced debt balance.
Other Income, Net. Other income, net, was $1.1 million income for the six months ended June 30, 2007 and $0.7 million for the six months ended June 30, 2008. The decrease is primarily due to income related to various life insurance policies that were converted to guaranteed policies in the six months ended June 30, 2007. The Company recorded income of $0.4 million for the six months ended June 30, 2008 related to proceeds to be received from settlement of a legal dispute.
Change of Control (Income) Expense. Change of control (income) expense was approximately $(0.1) million and $6.6 million for the six months ended June 30, 2008 and 2007, respectively. In April 2007 an investor acquired more than 35% of the Company’s common stock, which constituted a change of control under the terms of the employment agreement between the Company and Joseph F. Furlong, the Company’s chief executive officer. This change of control gave Mr. Furlong the right to receive a lump sum severance payment in the event he or the Company terminated his employment within one year after the change of control. In the second quarter of 2007, the Company recorded an expense of $6.6 million related to this potential liability, which included the lump sum severance payment, expense related to the acceleration of options and the potential buyout of options, and reimbursement of certain taxes related to the payment.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures was $2.8 million for the six months ended June 30, 2007 and June 30, 2008.

Provision for Income Taxes. The provision for income taxes was $1.7 million and $2.7 million for the six months ended June 30, 2007 and 2008, respectively. This expense primarily relates to non-cash deferred state and federal income taxes associated with indefinite lived intangible assets and state income tax expense.
Liquidity and Capital Resources
     At June 30, 2008 the Company had current assets of $76.8 million and current liabilities of $46.4 million, resulting in working capital of $30.4 million and current ratio of 1.7x as compared to working capital of $34.5 million and a current ratio of 1.7x at June 30, 2007.
     The Company has secured long-term debt at June 30, 2008 of $238.6 million, as evidenced by a promissory note to the Lenders that is secured by various security agreements.
     The secured debt matures on August 1, 2009 and interest is payable monthly on the secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment of the Excess Cash Flow is due on each previous September 30 in an amount equal to one-half of the anticipated Excess Cash Flow. The Company initially estimated having Excess Cash Flow at December 31, 2007 of $9.0 million. On October 1, 2007, the Company made a payment of $4.5 million, which was one-half of the 2007 Excess Cash Flow. The Company’s remaining Excess Cash Flow payment due after computing the actual 2007 Excess Cash Flow was $4.0 million, which was paid on March 31, 2008. The Company estimates a total of $5.6 million will be due in Excess Cash Flow payments on September 30, 2008 and on March 31, 2009 based on the Company’s current estimated cash balance at December 31, 2008. This amount has been included in the current portion of long-term debt and capital leases at June 30, 2008.
     The Company’s funding of day-to-day operations going forward and all payments required on the Company’s secured debt must come from cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of June 30, 2008, the Company had unrestricted cash and cash equivalents of approximately $20.0 million.
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
     Management’s cash flow projections and related operating plans indicate that the Company can operate on its existing cash and cash flow and make all payments due on its secured debt for the twelve months ending June 30, 2009. However, future cash flows from operations will not be sufficient to repay the Company’s secured debt obligations when they mature on August 1, 2009. The Company has been and expects to continue to be engaged in discussions with various parties, including Highland Capital, our largest equity and debt holder, about potential refinancing transactions and other strategic alternatives. There can be no assurance that the Company can refinance the secured debt on terms acceptable to the Company or at all. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The principal balance of the Company’s long-term debt, which consists entirely of amounts owed to the Lenders, is due to be repaid in full August 1, 2009. The Company currently estimates that approximately $232.9 million will be due to the Lenders at that time. The Company will not be able to pay this debt without refinancing. If the unfavorable conditions in the current debt market do not improve, the Company believes that refinancing of the debt will be difficult to achieve. Other factors, such as uncertainty of the Company’s future profitability, could also limit the Company’s ability to refinance the debt. There can be no assurance that the Company can refinance the debt on terms acceptable to the Company or at all. Failure to timely refinance the secured debt would have a material adverse effect on the Company’s prospects and value of the Company’s common stock. If the debt is not refinanced prior to issuance of the 10-Q for the quarterly period ending September 30, 2008, the entire balance of Secured Debt, estimated to be $235.8 million at September 30, 2008, will be classified in the current portion of long-term debt and capital leases at September 30, 2008.
     The Company’s future liquidity will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than in many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $37.1 million and $44.5 million at June 30, 2008 and December 31, 2007, respectively. Average DSO, net of discontinued operations, was approximately 53 days and 57 days at June 30, 2008 and December 31, 2007, respectively. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s response.”
     Net cash provided by operating activities was $24.2 million and $17.5 million for the six months ended June 30, 2008 and 2007. Additions to property and equipment, net were $9.9 million for the six months ended June 30, 2008 compared to $6.6 million for the same period in 2007. The Company entered into $0.5 million of capital leases for equipment in the six months ended June 30, 2008 and entered into $3.1 million of capital leases for equipment in the six months ended June 30, 2007. Net cash used in financing activities was $5.6 million and $4.1 million for the six months ended June 30, 2008 and 2007, respectively. The cash used in financing for the six months ended June 30, 2008 includes $5.1 million of principal payments on long-term debt and capital leases. The cash used in financing for the six months ended June 30, 2007 included proceeds of $3.2 million from the short-term note payable for financed insurance premiums and $4.9 million of principal payments on long-term debt and capital leases.
Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of June 30, 2008:

	Twelve Months Ending June 30,
						After June 30,
	Total	2009	2010	2011	2012	2012
Long-term debt and capital leases	$239,827,000	$6,722,000	$233,080,000	$25,000	$—	$—

Interest on long-term debt and capital leases	23,167,000	21,804,000	1,363,000	—	—	—

Operating lease obligations	12,936,000	6,881,000	4,489,000	1,104,000	310,000	152,000

Total contractual cash obligations	$275,930,000	$35,407,000	$238,932,000	$1,129,000	$310,000	$152,000

Long-term debt is comprised entirely of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt, defined as cash in excess of $7.0 million at the end of the Company’s fiscal year. The Company has included $5.6 million in the current portion of long-term debt and capital leases at June 30, 2008. This amount, which is included in the 2009 column above, represents the estimated pre-payment due on September 30, 2008 and estimated Excess Cash Flow payment due on March 31, 2009 based on the Company’s estimated cash balance at December 31, 2008.
Interest on the long-term debt in the above table is calculated assuming excess cash flow payments and pre-payments are made as discussed previously. Capital leases consist primarily of leases of office and computer equipment. Operating leases are noncancelable leases on certain vehicles and buildings.
At June 30, 2008 the Company had no off-balance sheet commitments or guarantees outstanding.
At June 30, 2008 the Company had one letter of credit for $250,000 which expires in January 2009. The letter of credit secures the Company’s obligations with respect to its professional liability insurance. The letter of credit is secured by a certificate of deposit, which is included in restricted cash.

ITEM 4T — CONTROLS AND PROCEDURES
Based on management’s evaluation, with the participation of the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed in reports that are filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of June 30, 2008, the related interim condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007 and the related interim condensed consolidated statements of cash flows for the six month period ended June 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
July 31, 2008

PART II. OTHER INFORMATION
ITEM 1A — RISK FACTORS
This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.
The Company’s secured debt becomes due on August 1, 2009.
     The Company maintains a significant amount of debt. The secured claim of the Lenders as of June 30, 2008 was $238.6 million. The principal balance of the Company’s long-term debt, which consists entirely of amounts owed to the Lenders, is due to be repaid in full August 1, 2009. The Company currently estimates that approximately $232.9 million will be due to the Lenders at that time. The Company will not be able to repay this debt without refinancing. If the unfavorable conditions in the current debt market do not improve, the Company believes that refinancing of the debt will be difficult to achieve. While the Company has been and expects to continue to be engaged in discussions with various parties, including Highland Capital, about potential refinancing transactions and other strategic alternatives, there can be no assurance that any such transaction can be completed on favorable terms or at all, and the Company is not undertaking any obligation to update investors about any such discussions. Other factors, such as uncertainty of the Company’s future profitability, could also limit the Company’s ability to refinance the debt. Failure to timely refinance the secured debt would have a material adverse effect on the Company’s prospects and the value of the Company’s common stock. Required payments to the Lenders are detailed in “Management’s Discussion and Analysis — Liquidity and Capital Resources.” As a result of the amount of debt, a substantial portion of the Company’s cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes or competitive pressures, and the inability to pay or refinance debt when due would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Continued reductions in Medicare and Medicaid reimbursement rates could have a material adverse effect on the Company’s results of operations and financial condition.
     In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduced Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in 2004 and others beginning in 2005. On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law. The DRA reduced the reimbursement of certain products provided by the Company. On July 15, 2008, the Medicare Improvement for Patients and Providers Act of 2008 (the “MIPPA”) was enacted and will further reduce reimbursement for certain products. These reductions have had and will continue to have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. There are also recently enacted reimbursement cuts, as well as, pending and proposed reimbursement cuts that may negatively affect the Company’s business and prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events and Uncertainties — Reimbursement Changes and the Company’s Response.”
Reductions in reimbursement rates from third-party payors could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources.

     For the six months ended June 30, 2008, the percentage of the Company’s revenues derived from Medicare, Medicaid and private pay was 52%, 8%, and 40%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in any of which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

     The Company has implemented, and is currently implementing, a number of expense reduction initiatives in response to existing and proposed reimbursement reductions. As described above, reimbursement reductions proposed in the United States government’s proposed federal budget for fiscal year 2009, as well as other current legislative initiatives, if enacted, would require the Company to alter significantly its business model and cost structure, as well as the services it provides to patients, in order to avoid substantial losses. Measures undertaken to reduce expenses by improving efficiency can have an unintended negative impact on revenues, referrals, billing, collections and other aspects of the Company’s business, any of which can have a material adverse effect on the Company’s operations, financial condition, business, or prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company has substantial accounts receivable, and increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on the Company’s cash flows and results of operations.
     The Company has substantial accounts receivable as evidenced by DSO of 53 days as of June 30, 2008. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.
New healthcare legislation or other changes in the administration or interpretation of government health care programs or initiatives may have a material adverse effect on the Company.
     The health care industry continues to undergo dramatic changes influenced in large part by federal legislative initiatives. It is likely new federal health care initiatives will continue to arise. The MMA and the DRA have had, and will continue to have, a material negative impact on the level of reimbursement. The MIPPA will have a material negative impact beginning in 2009. Furthermore, additional reductions have been proposed beginning in 2008 and thereafter. There can be no assurance that these or other federal legislative and regulatory initiatives will not be adopted in the future. One or more of these initiatives could materially limit patient access to, or the Company’s reimbursement for, products and services provided by the Company. Also, many states have proposed decreases in Medicaid reimbursement. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of government health care programs or initiatives will not have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”
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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2008 annual meeting of shareholders was held on June 4, 2008. At the meeting, the re-election of the individuals nominated as Class 2 directors of the Company’s Board of Directors, Joseph F. Furlong, III and William C. O’Neil, was approved. Continuing directors consisted of: Class 1 directors Henry T. Blackstock and W. Wayne Woody, and Class 3 director Donald R. Millard. No other matters were voted upon at the annual meeting.
The following table sets forth the voting tabulation for the matter voted upon at the meeting:

	Votes	Votes	Votes		Broker
	For	Against	Withheld	Abstentions	Non-Votes
Reelection of Class 2 director Joseph F. Furlong, III	14,251,083	N/A	1,185,700	N/A	N/A
Reelection of Class 2 director William C. O’Neil	14,282,735	N/A	1,154,048	N/A	N/A

ITEM 6 — EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
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

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.7	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2007).

15.1	Awareness Letter of KPMG LLP.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) — Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) — Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.
July 31, 2008	By:	/s/ Stephen L. Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant