Form 10-Q
period 2008-09-30
AMERICAN HOMEPATIENT INC
filed 2008-10-30
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
17,573,389

(Outstanding shares of the issuer’s common stock as of October 29, 2008)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
ASSETS	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$19,897,000	$11,018,000
Restricted cash	250,000	250,000
Accounts receivable, less allowance for doubtful accounts of $8,367,000 and $11,822,000, respectively	36,217,000	45,142,000
Inventories, net of inventory valuation allowances of $579,000 and $639,000, respectively	11,054,000	11,616,000
Prepaid expenses and other current assets	6,130,000	13,099,000

Total current assets	73,548,000	81,125,000

Property and equipment	137,641,000	151,970,000
Less accumulated depreciation and amortization	(103,394,000)	(111,239,000)

Property and equipment, net	34,247,000	40,731,000

Goodwill	122,093,000	122,093,000
Investment in joint ventures	7,537,000	8,447,000
Other assets	15,979,000	17,732,000

Total other assets	145,609,000	148,272,000

TOTAL ASSETS	$253,404,000	$270,128,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2008	2007

CURRENT LIABILITIES:
Current portion of debt and capital leases	$234,977,000	$8,221,000
Accounts payable	14,220,000	16,558,000
Other payables	796,000	1,092,000
Short-term notes payable	—	274,000
Deferred revenue	6,461,000	6,265,000
Accrued expenses:
Payroll and related benefits	6,676,000	9,151,000
Insurance, including self-insurance accruals	6,088,000	5,778,000
Other	3,177,000	8,940,000

Total current liabilities	272,395,000	56,279,000

NONCURRENT LIABILITIES:
Capital leases, less current portion	64,000	236,189,000
Deferred tax liability	6,760,000	3,474,000
Other noncurrent liabilities	51,000	51,000

Total noncurrent liabilities	6,875,000	239,714,000

Total liabilities	279,270,000	295,993,000

MINORITY INTEREST	484,000	550,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 shares	176,000	176,000
Additional paid-in capital	176,565,000	175,506,000
Accumulated deficit	(203,091,000)	(202,097,000)

Total shareholders’ deficit	(26,350,000)	(26,415,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$253,404,000	$270,128,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
REVENUES:
Sales and related service revenues, net	$25,169,000	$29,607,000	$77,422,000	$92,020,000
Rental revenues, net	40,472,000	41,684,000	121,627,000	129,538,000

Total revenues, net	65,641,000	71,291,000	199,049,000	221,558,000

EXPENSES:
Cost of sales and related services	13,562,000	15,834,000	41,313,000	55,072,000
Cost of rentals and other revenues, including rental equipment depreciation of $6,236,000, $7,965,000, $19,822,000 and $23,227,000, respectively	8,397,000	10,301,000	26,465,000	31,372,000
Operating expenses	32,560,000	34,896,000	100,314,000	104,347,000
Bad debt expense	1,284,000	2,341,000	4,021,000	6,914,000
General and administrative	4,926,000	4,586,000	14,521,000	13,976,000
Depreciation, excluding rental equipment, and amortization	1,006,000	842,000	3,090,000	2,375,000
Interest expense, net	3,944,000	4,014,000	11,758,000	12,073,000
Other income, net	8,000	(476,000)	(651,000)	(1,528,000)
Change of control (income) expense (See Note 6)	(3,000)	(1,012,000)	(74,000)	5,577,000

Total expenses	65,684,000	71,326,000	200,757,000	230,178,000

Earnings from unconsolidated joint ventures	1,639,000	1,368,000	4,406,000	4,214,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,596,000	1,333,000	2,698,000	(4,406,000)

Provision for income taxes (See Note 4)	1,012,000	1,229,000	3,692,000	2,901,000

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$584,000	$104,000	$(994,000)	$(7,307,000)

DISCONTINUED OPERATIONS:
Operating income from discontinued operations, including gain on disposal of assets of $3,001,000, net of tax	—	24,000	—	2,130,000

NET INCOME (LOSS)	$584,000	$128,000	$(994,000)	$(5,177,000)

NET INCOME (LOSS) PER COMMON SHARE — BASIC
Income (loss) from continuing operations	$0.03	$0.01	$(0.06)	$(0.41)
Income from discontinued operations	—	—	—	0.12

NET INCOME (LOSS) PER COMMON SHARE — BASIC	$0.03	$0.01	$(0.06)	$(0.29)

NET INCOME (LOSS) PER COMMON SHARE — DILUTED
Income (loss) from continuing operations	$0.03	$0.01	$(0.06)	$(0.41)
Income from discontinued operations	—	—	—	0.12

NET INCOME (LOSS) PER COMMON SHARE — DILUTED	$0.03	$0.01	$(0.06)	$(0.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
– Basic	17,573,000	17,573,000	17,573,000	17,573,000

– Diluted	17,714,000	17,891,000	17,573,000	17,573,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(994,000)	$(5,177,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change of control (income) expense	(74,000)	5,577,000
Gain on sale of nursing facility	—	(3,001,000)
Gain on sale of infusion branch	(2,000)	—
Deferred tax expense	3,286,000	2,365,000
Depreciation and amortization	22,912,000	25,731,000
Bad debt expense	4,021,000	7,676,000
Stock compensation expense	284,000	522,000
Equity in earnings of unconsolidated joint ventures	(3,011,000)	(2,786,000)
Minority interest	307,000	278,000

Change in assets and liabilities:
Restricted cash	—	400,000
Accounts receivable	4,904,000	2,498,000
Inventories	241,000	1,436,000
Prepaid expenses and other current assets	6,969,000	(6,850,000)
Deferred revenue	196,000	(649,000)
Accounts payable, other payables and accrued expenses	(9,088,000)	(2,829,000)
Other assets and liabilities	1,414,000	139,000
Due to unconsolidated joint ventures, net	3,921,000	4,677,000

Net cash provided by operating activities	35,286,000	30,007,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net (See Note 10)	(15,507,000)	(10,722,000)
Proceeds from sale of nursing facility	—	2,790,000
Proceeds from sale of infusion branch	338,000	—

Net cash used in investing activities	$(15,169,000)	$(7,932,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(373,000)	$(387,000)
Principal payments on long-term debt and capital leases	(10,591,000)	(6,835,000)
Proceeds on short-term note payable	—	—
Principal payments on short-term note payable	(274,000)	516,000

Net cash used in financing activities	(11,238,000)	(6,706,000)

INCREASE IN CASH AND CASH EQUIVALENTS	8,879,000	15,369,000

CASH AND CASH EQUIVALENTS, beginning of period	11,018,000	6,786,000

CASH AND CASH EQUIVALENTS, end of period	$19,897,000	$22,155,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$12,393,000	$11,277,000

Cash payments of income taxes	$554,000	$491,000

Non-Cash Activity:
Capital leases entered into for property and equipment	$1,222,000	$4,631,000
Change in accounts payable related to purchases of property and equipment	$(625,000)	$299,000
Change of control:
Other liabilities	$849,000	$5,427,000
Additional paid-in capital	$775,000	$(273,000)

Supplemental Disclosure of Investing Activities:
Disposition:
Inventories sold	$321,000	$16,000
Property and equipment, net, sold	$15,000	$50,000
Promissory note received from sale of nursing agency	$—	$310,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements of American HomePatient, Inc. and its subsidiaries (the “Company”) for the three and nine months ended September 30, 2008 and 2007 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2008, its results of operations for the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007.
The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.
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
The Company recognized $104,000 and $284,000 of stock-based compensation expense in the three months and nine months ended September 30, 2008, respectively.
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
An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2007	2,539,150	$2.61
Granted	485,000	1.03
Exercised	—	—
Canceled	(109,150)	18.13

Outstanding at March 31, 2008	2,915,000	$1.77
Granted	40,000	0.90
Exercised	—	—
Canceled	(64,000)	2.53

Outstanding at June 30, 2008	2,891,000	$1.74
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at September 30, 2008	2,891,000	$1.74

There were no stock options exercised during the three and nine months ended September 30, 2008 or 2007. At September 30, 2008, there was $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

		Weighted
		Average
		Grant-date
Non-vested Options	Options	Fair Value

Balance at December 31, 2007	481,250	$1.82
Granted	485,000	0.76
Vested	(190,834)	2.10
Forfeited	—	—

Balance at March 31, 2008	775,416	$1.09
Granted	40,000	0.66
Vested	(11,250)	1.93
Forfeited	(31,000)	1.71

Balance at June 30, 2008	773,166	$1.03
Granted	—	—
Vested	(2,500)	0.47
Forfeited	—	—

Balance at September 30, 2008	770,666	$1.03

Options granted under the 1991 Plan as of September 30, 2008 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Sept. 30,	Sept. 30,	at Sept. 30,	at Sept. 30,
Grant	Outstanding	Prices	Price	Years	Value	2008	2008	2008	2008

1998	360,000	$2.13	$2.13	0.19	—	360,000	$2.13	0.19	—
1999	200,000	$0.56	$0.56	1.11	—	200,000	$0.56	1.11	—
2000	220,000	$0.17 to $0.30	$0.18	2.10	27,300	220,000	$0.18	2.10	27,300
2004	450,000	$1.31 to $1.80	$1.64	5.64	—	450,000	$1.64	5.64	—
2005	170,000	$2.21 to $3.55	$2.97	6.35	—	167,500	$2.96	6.34	—
2006	470,000	$0.61 to $3.30	$3.24	7.40	—	391,667	$3.27	7.40	—
2007	496,000	$1.25 to $2.40	$1.63	8.50	—	331,167	$1.63	8.46	—
2008	525,000	$0.85 to $1.03	$1.02	9.43	—	—	$—	—	—

	2,891,000				$27,300	2,120,334			$27,300

Options granted under the 1991 Plan as of December 31, 2007 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Dec. 31,	Dec. 31,	at Dec. 31,	at Dec. 31,
Grant	Outstanding	Prices	Price	Years	Value	2007	2007	2007	2007

1998	469,150	$2.13 to $18.13	$5.85	0.77	—	469,150	$5.85	0.77	—
1999	200,000	$0.56	$0.56	1.86	98,000	200,000	$0.56	1.86	98,000
2000	220,000	$0.17 to $0.30	$0.18	2.85	192,300	220,000	$0.18	2.85	192,300
2004	450,000	$1.31 to $1.80	$1.64	6.39	—	450,000	$1.64	6.39	—
2005	170,000	$2.21 to $3.55	$2.97	7.10	—	127,500	$2.97	7.10	—
2006	505,000	$0.61 to $3.30	$3.25	8.15	—	327,500	$3.28	8.14	—
2007	525,000	$1.25 to $2.40	$1.63	9.24	—	263,750	$1.61	9.21	—

	2,539,150				$290,300	2,057,900			$290,300

Options granted during 1998 to all employees, except officers and directors, have one, two, three and four year vesting periods and expire in ten years. Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a three or four year vesting period and expire in ten years. Options granted in 2007 have a three year vesting period and expire in ten years. Options granted in 2008 have a three year vesting period and expire in ten years. As of September 30, 2008 and December 31, 2007, shares available for future grants of options under the 1991 Plan total 155,109 and 6,959, respectively.
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
An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2007 and September 30, 2008	502,000	$1.35

Options granted under the 1995 Plan as of December 31, 2007 and September 30, 2008 have the following characteristics:

				Weighted	Weighted
				Average	Average		Weighted	Aggregate	Aggregate
				Remaining	Remaining		Average	Intrinsic	Intrinsic
			Weighted	Contractual	Contractual		Exercise	Value	Value
			Average	Life in	Life in		Price of	of Options	of Options
Year of	Options	Exercise	Exercise	Years	Years	Options	Options	Exercisable	Exercisable
Grant	Outstanding	Prices	Price	12/31/2007	9/30/2008	Exercisable	Exercisable	12/31/2007	9/30/2008

1998	6,000	$1.69	$1.69	1.00	0.25	6,000	$1.69	—	—
1999	6,000	$0.53	$0.53	2.00	1.25	6,000	$0.53	3,120	—
2000	140,000	$0.20 to $0.30	$0.26	2.62	1.87	140,000	$0.26	110,800	5,800
2001	15,000	$0.75	$0.75	4.00	3.25	15,000	$0.75	4,500	—
2002	15,000	$0.15	$0.15	5.00	4.25	15,000	$0.15	13,500	2,250
2003	80,000	$1.29	$1.29	6.00	5.25	80,000	$1.29	—	—
2004	100,000	$1.18 to $3.46	$2.32	6.72	5.96	100,000	$2.32	—	—
2005	50,000	$3.27	$3.27	8.00	7.25	50,000	$3.27	—	—
2006	50,000	$1.40	$1.40	9.00	8.26	50,000	$1.40	—	—
2007	40,000	$1.12	$1.12	10.00	9.26	40,000	$1.12	—	—

	502,000					502,000		$131,920	$8,050

The Directors’ options are fully vested upon issuance and expire ten years from date of issuance.
3. NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per share is measured at two levels: basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding stock options as they would be anti-dilutive. Diluted net income per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to stock options. In computing diluted net income per share, the stock options are considered dilutive using the treasury stock method.

The following information is necessary to calculate net income (loss) per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$584,000	$128,000	$(994,000)	$(5,177,000)

Weighted average common shares outstanding	17,573,000	17,573,000	17,573,000	17,573,000
Effect of dilutive options	141,000	318,000	—	—

Adjusted diluted common shares outstanding	17,714,000	17,891,000	17,573,000	17,573,000

Net income (loss) per common share — basic
Income (loss) from continuing operations	$0.03	$0.01	$(0.06)	$(0.41)
Income from discontinued operations	—	—	—	0.12

Net income (loss) per common share — basic	$0.03	$0.01	$(0.06)	$(0.29)

Net income (loss) per common share — diluted
Income (loss) from continuing operations	$0.03	$0.01	$(0.06)	$(0.41)
Income from discontinued operations	—	—	—	0.12

Net income (loss) per common share — diluted	$0.03	$0.01	$(0.06)	$(0.29)

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
Upon implementation of FASB Statement No. 142, “Goodwill and Other Intangible Assets” effective for the year ended December 31, 2002, amortization of the Company’s indefinite-life intangible assets, consisting of goodwill, ceased for financial statement purposes. As of December 31, 2006, the Company’s deferred tax asset relating to indefinite-life intangibles was $1.2 million, which was fully reserved by a valuation allowance. As a result of additional tax amortization during 2007 and 2008, this deferred tax asset relating to indefinite-life intangibles became a deferred tax liability of $3.5 million as of December 31, 2007 and $6.8 million at September 30, 2008. The Company cannot determine when the reversal of the deferred tax liability relating to its indefinite-life intangible assets will occur, or whether such reversal would occur within the Company’s net operating loss carry-forward period. For the nine months ended September 30, 2008 and 2007, the Company recognized a non-cash charge totaling $3.3 million and $2.4 million, respectively, to income tax expense to increase the valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.

State income taxes were $0.4 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively.
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
The Company also established an irrevocable trust in the second quarter of 2007 to pay the various components of the change of control obligation. During the remainder of 2007, the Company reduced the change of control expense and related liability by $1.0 million due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of December 31, 2007. This decrease in expense is the result of a decline in the market value of the Company’s common stock from September 30, 2007 to December 31, 2007.
On December 21, 2007, Mr. Furlong’s employment agreement was amended. Per the terms of the amendment, Mr. Furlong received a $3.3 million lump sum payment on January 4, 2008 to induce him to continue his employment with the Company. This payment was made from the irrevocable trust and reduced the Company’s change of control liability. The payment was in lieu of certain amounts Mr. Furlong would otherwise be entitled to under the amended employment agreement if his employment with the Company had terminated. On May 1, 2008, as required for federal and state payroll tax purposes, the Company withheld for remittance to tax authorities approximately $1.5 million. This was the entire amount due to be reimbursed by the Company to Mr. Furlong for the tax liabilities he incurred in connection with the compensation he received following the change of control as stipulated in his amended employment agreement. This payment was primarily made from the irrevocable trust. The amended employment agreement also stipulates that all of Mr. Furlong’s stock options shall be deemed vested and exercisable as of January 2, 2008, and caps the potential buyout of outstanding options at $1.4 million. The $1.4 million is maintained in the irrevocable trust until these options expire or until 90 days after Mr. Furlong’s termination, whichever occurs first. In addition, the amendment stipulates the Company will pay for office administrative expenses for up to 6 months after termination instead of up to one year as originally agreed. The amendment also stipulates that certain insurance shall be continued after termination only until January 1, 2011.
During the nine months ended September 30, 2008, the Company reduced its change of control expense by $74,000, primarily due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of September 30, 2008. This decrease in expense is the result of a decline in market value of the Company’s common stock from December 31, 2007 to September 30, 2008. At September 30, 2008 and December 31, 2007, the irrevocable trust had a balance of $1.4 million and $6.4 million, respectively, and was reflected in prepaid expenses and other current assets on the consolidated balance sheets.
7. SECURED DEBT
The Company has long-term debt of $233.6 million (the “Secured Debt”) at September 30, 2008, as evidenced by a promissory note to the Company’s lenders (the “Lenders”) under a previous senior debt facility that is secured by substantially all of the Company’s assets. Highland Capital Management, L.P. holds a majority of the Secured Debt. (See “Part II—Other Information—Item 1A—Risk Factors.”) The Secured Debt consists entirely of amounts owed to the Lenders and is due to be repaid in full August 1, 2009. The Company currently estimates that approximately $228.5 million will be due to the Lenders at that time, and this entire amount is included in current portion of long-term debt and capital leases at September 30, 2008. From time to time, the Company has preliminary discussions with various parties concerning strategic alternatives, including refinancing the Secured Debt. The Company will not be able to pay this debt without refinancing. If the unfavorable conditions in the current debt market do not improve, the Company believes that refinancing of the debt will be difficult or impossible to achieve. Other factors, such as uncertainty regarding the Company’s future profitability, could also limit the Company’s ability to refinance the debt. Failure to refinance the Secured Debt would have a material adverse effect on the Company’s prospects and the value of the Company’s common stock, as the Company’s Lenders would have the right to foreclose on substantially all tangible assets of the Company.

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
The following are the levels of the hierarchy and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:
•	Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets.

•	Level 2 — Inputs other than Level 1 that are based on observable market data. These include: quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets, inputs that are observable that are not prices (such as interest rates, credit risks, etc.) and inputs that are derived from or corroborated by observable markets.

•	Level 3 — Developed from unobservable data, reflecting our own assumptions.
When quoted prices in active markets for identical assets are available, we use these quoted market prices to determine the fair value of financial assets and classify these assets as Level 1.
The following is a description of the valuation methodology used for financial assets measured at fair value, including the general classification of such assets pursuant to the valuation hierarchy.
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
The Company has begun its annual September 30 impairment testing and expects to complete the testing during the fourth quarter of 2008. If impairment is indicated as a result of the annual testing, an impairment charge will be recorded in the fourth quarter.
10. ADDITIONS TO PROPERTY AND EQUIPMENT
Additions to property and equipment consist primarily of medical equipment rented to patients, computer equipment, office equipment, leasehold improvements, and furniture and fixtures. Additions to property and equipment, net were $15.5M and $10.7 million for the nine months ended September 30, 2008 and 2007, respectively. In addition to these cash outlays, the Company also acquired equipment by entering into capital leases of $1.2M and $4.6M for the nine months ended September 30, 2008 and 2007, respectively.

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

     The following table sets forth the percentage of revenues, excluding discontinued operations, represented by each line of business for the periods presented:

	Nine Months Ended Sept. 30,
	2008	2007
Oxygen systems	41%	38%
Inhalation drugs	6	11
Nebulizers	2	1
Respiratory assist devices	29	24
Other respiratory	2	3

Total home respiratory therapy services	80%	77%

Enteral nutrition services	5	6
Other infusion services	5	6

Total home infusion therapy services	10%	12%

Total home medical equipment and supplies	10%	11%

	100%	100%

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

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. For the nine months ended September 30, 2008 and September 30, 2007, bad debt expense as a percentage of net revenue was 2.0% and 3.1%, respectively. This decrease is due to improvements made in the Company’s accounts receivable collection processes.
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
      Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company also monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO, net of discontinued operations, was 50 and 57 days at September 30, 2008 and December 31, 2007, respectively. This decrease is due primarily to improvements made in the Company’s accounts receivable collection processes.
     Unbilled Revenue. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which reports the amount of sales and rental revenues that have not yet been billed to the respective payors due to incomplete documentation or the lack of the Certificate of Medical Necessity (“CMN”) from the physicians. Unbilled revenue net of allowances was $5.6 million at September 30, 2008 compared to $6.7 million at December 31, 2007. This decrease is due primarily to improvements made in obtaining supporting documentation needed for billing.

      Productivity and Profitability. In light of the reimbursement reductions affecting the Company over the past several years and the likelihood of continued reimbursement reductions in the future, management has placed significant emphasis on improving productivity and reducing costs over the past several years and will continue to do so going forward. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are through productivity improvements related to the Company’s branches and billing centers. These improvements have focused on centralization of certain functions previously residing at branches, consolidation of certain billing center functions, and reduction in costs associated with delivery of products and services to patients. Examples of recent centralization initiatives include the centralization of revenue qualification processes, the centralization of order processing, the establishment of patient service centers and a CPAP support center, and the centralization of pharmacy activities. Initiatives are also in place to improve asset utilization and reduce capital expenditures through a newly implemented asset management system, reduce bad debt expense and revenue deductions, reduce costs of delivery of products to patients through improved routing, and reduce facility costs through more effective utilization of leased space. Management utilizes a variety of monitoring tools and analyses to help identify and standardize best practices and to identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have led to the closure or consolidation of branches and to the emphasis on certain products and new sales initiatives. During the first nine months of 2008, the Company closed three branch locations and opened two branch locations. The Company did not exit any lines of business as a result of these branch closures, and as such, they are not deemed discontinued operations. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response” for additional discussion.
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
     Competitive Bidding: The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the competitive bidding process establishes a single payment amount for those items, which amount must be less than the current fee schedule. According to the MMA, competitive bidding will be implemented in phases with ten of the largest metropolitan statistical areas (“MSAs”) included in the program in the first round of bidding and seventy additional MSAs to be added in the second round of bidding, with additional areas to be subsequently added. The MMA specified that the first round of competitive bidding would be implemented in 2008 and the second round in 2009.
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
     On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) was enacted. Among other things, this legislation delayed the competitive bidding program to allow time for CMS to make changes to the bidding process. As a result of this legislation, contracts awarded in the first round are now terminated and the bidding process for the first round will be restarted in 2009. The second round bidding process will begin in 2011. To offset the savings not realized as a result of the competitive bidding delay, MIPPA calls for a nationwide 9.5% reduction in Medicare rates beginning on January 1, 2009 for products included in the first round of competitive bidding. The Company estimates that this 9.5% reduction will reduce the Company’s net revenue and net income by approximately $10.0 million annually beginning in 2009. MIPPA also requires CMS to make certain changes to the bidding process and repeals the transfer of title of oxygen equipment to Medicare beneficiaries at the end of 36 months of continuous rental, as specified in the Deficit Reduction Act of 2005. See “DRA Reimbursement Impact” below for additional discussion. At this time, the exact timing and financial impact of competitive bidding is not known, but management believes the impact could be material.

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
Subsequent to the 36th month of oxygen equipment rental, the reimbursement rate for portable oxygen will increase from approximately $29 per month to approximately $70 per month. Additional payments would also be made for maintenance and service of the oxygen equipment subsequent to the 36th month and not covered under the manufacturer’s warranty. Since the reimbursement rates for this maintenance and service have not been finalized by CMS, the Company is unable to accurately quantify the overall financial impact beginning in 2009 of the 36 month cap for oxygen equipment; however, the Company believes the implementation of the 36 month cap will result in a substantial adverse financial impact to the Company beginning in 2009.

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
     NPPV Changes: In the first quarter of 2006, CMS announced that non-invasive positive pressure ventilators (“NPPVs”) will no longer be considered an item requiring frequent and substantial servicing and therefore will no longer be rented for an indefinite period. As a result, rental payments for NPPVs will be capped at 13 months and the title to the equipment will transfer to the patient. The effective date for this reimbursement change was April 1, 2006, but CMS provided for a transition period for devices that were being rented by Medicare beneficiaries at that date. Therefore rental payments in the months prior to April 1, 2006 did not count toward the rental payment cap. As a result, the reduction in revenue associated with this reimbursement change began in 2007. The Company estimates that the annual impact of this reimbursement change has resulted in a revenue reduction of approximately $0.6 million.

     Inhalation Drug Changes: Effective July 1, 2007 Xopenex was moved into the same reimbursement code as albuterol and the two drugs received a new blended reimbursement rate, which decreased the reimbursement for Xopenex and increased the reimbursement for albuterol. This new blended reimbursement rate is lower than the cost to acquire Xopenex and as a result the Company no longer provides Xopenex to its patients except in certain isolated instances. The Medicare, Medicaid, and SCHIP Extension Act of 2007, which was signed by the President on December 29, 2007, among other things, implements HHS OIG recommendations to require CMS to adjust its Average Sales Price (“ASP”) calculation to use volume-weighted ASPs based on actual sales volume which could reduce reimbursement for certain drugs provided by the Company. The act also requires that the ASP for albuterol be calculated by itself rather than with Xopenex. The ASP for Xopenex, however, will continue to be calculated with albuterol. The implementation date for these changes was April 1, 2008, and on that date, reimbursement for albuterol decreased from $1.11 per dose to $0.11 per dose. Primarily as a result of the inhalation drug reimbursement changes described above and changes in the Company’s inhalation drug product mix, the Company expects net revenue and net income associated with inhalation drugs to decrease by approximately $16.0 million and approximately $5.0 million, respectively, for the year ended December 31, 2008 compared to the same twelve month period of 2007.
     A revision of the Nebulizers Local Coverage Determination (“LCD”) was released by the Durable Medical Equipment Medicare Administrative Contractors on April 10, 2008. According to the LCD, effective July 1, 2008, claims for the drug Xopenex will be paid based on the reimbursement rate for albuterol, which is the least costly medically appropriate alternative to Xopenex. Also according to the LCD, effective July 1, 2008, claims for the drug DuoNeb will be paid based on the reimbursement rate for unit dose dual vials of albuterol and ipratropium, which is the least costly medically appropriate alternative to DuoNeb. In June of 2008, prior to implementation of the LCD, CMS provided guidance that the LCDs with effective dates of service on or after July 1, 2008 were being revised to withdraw, pending further review, the provision applying albuterol reimbursement rates to Xopenex. In addition, the effective date for applying the least costly alternative provision to the unit dose combination solution of albuterol and ipratropium (DuoNeb) was being revised and the effective date for this implementation was to be on or after November 1, 2008. However, on October 16, 2008, the United States District Court for the District of Columbia issued an order that permanently enjoined the implementing or enforcing of the April 2008 LCD for DuoNeb or any local coverage determination for DuoNeb that bases reimbursement on a least costly alternative standard. The Company cannot predict the impact this ruling will have on the pending least costly alternative provision for Xopenex. Since the Company does not currently provide significant amounts of Xopenex or DuoNeb, reimbursement changes related to these drugs would not be expected to materially impact the Company’s current revenue or profitability.
     Positive Airway Pressure (PAP) Devices: CMS released a revised National Coverage Determination (“NCD”) on March 13, 2008 for PAP equipment. The major change resulting from the revised NCD was that specified home sleep tests could now be used in qualifying individuals for CPAP devices. In July 2008, the four Medicare Jurisdictions released Local Coverage Determinations (“LCDs”) which provided further coverage guidelines for PAP devices. The coverage provisions contained in these LCDs, which went beyond the guidelines provided for in the NCD, were to become effective on September 1, 2008. However, on August 18, 2008, all four Jurisdictions rescinded the LCDs.

     The four Jurisdictions published new revised LCDs on September 19, 2008 in order to provide guidance for PAP equipment beyond the guidelines contained in the NCD. The LCDs require, effective November 1, 2008, a face-to-face physician visit prior to the physician ordering sleep testing which should generally contain a sleep history with symptoms associated with obstructive sleep apnea (OSA) and sleep inventory, as well as pertinent physical examination. The LCD also requires an initial three-month trial period during which (no sooner than the 31st day but no later than the 91st day after beginning treatment) there must be an additional face-to-face physician visit. The treating physician must conduct a clinical reevaluation and document that the beneficiary is benefiting from PAP therapy. The Company does not believe these additional guidelines will have a significant effect on the Company’s revenues and profitability.
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
     Surety Bond Proposal: In July 2007, CMS issued a proposed rule implementing section 4312 of the Balanced Budget Act of 1997 (the “BBA”), which would require all suppliers of durable medical equipment, prosthetics, orthotics and supplies, except those that are government operated, to obtain and retain a surety bond in the amount of $65,000. The proposed rule by CMS would require the Company to obtain a surety bond for each of its 242 branch locations billing Medicare using a unique National Provider Identifier number. CMS sought comments on this proposed rule and specifically requested comments related to establishing an exception to the surety bond requirement for large, publicly traded chain suppliers, such as American HomePatient. The Company submitted comments to CMS on September 27, 2007 in favor of an exception to the surety bond requirements on the basis that public companies are already subject to extensive scrutiny under the reporting requirements of the SEC and Sarbanes-Oxley Act of 2002, and are generally less likely to default on Medicare debts given their financial resources. On December 10, 2007, the Department of Health and Human Services (HHS) published its Semiannual Regulatory Agenda in the Federal Register. The Agenda states that HHS is to publish the final rule on the Surety Bond Requirement for Suppliers of Durable Medical Equipment, Prosthetics, Orthotics and Supplies by August of 2010. If the surety bond proposal were enacted and no exemption was included for large publicly traded chain suppliers, the Company would likely incur significant additional costs and would likely be required to provide significant cash collateral which could adversely affect its financial results and financial position. Additionally, on June 19, 2008, the “Seniors and Taxpayers Obligation Protection Act of 2008” was introduced in the Senate. This proposed legislation would require, among other things, that CMS put in place the surety bond requirement of the BBA, though it does not contain any language which would change the surety bond dollar amount. The Company cannot predict the ultimate outcome of this proposed legislation.
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
     In February 2008, CMS also proposed revised quality standards that are designed to improve the quality of service provided to Medicare beneficiaries. Many of the proposed quality standards included procedures and processes already performed by the Company. Final quality standards were issued in October 2008 and are not expected to have a significant impact on the Company.
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
     Product Mix. The Company’s strategy for 2007 was to maintain a diversified offering of home health care services reflective of its current business mix with a strong emphasis on respiratory services, primarily oxygen and sleep-related products and services. For 2008, respiratory services remains a primary focus. This emphasis could impact the overall product mix of the Company, which in turn could affect revenues and profitability.
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

     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

	Percentage of Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales and related services	20.7	22.2	20.8	24.9
Cost of rentals, including rental equipment depreciation	12.8	14.4	13.3	14.2
Operating expenses	49.6	48.9	50.4	47.1
Bad debt expense	2.0	3.3	2.0	3.1
General and administrative	7.5	6.4	7.3	6.3
Depreciation, excluding rental equipment, and amortization	1.5	1.2	1.6	1.1
Interest expense, net	6.0	5.6	5.9	5.4
Other income, net	—	(0.7)	(0.3)	(0.7)
Change of control (income) expense	—	(1.4)	—	2.5

Total expenses	100.1	99.9	101.0	103.9

Earnings from unconsolidated joint ventures	2.5	1.9	2.2	1.9

Income (loss) from continuing operations before income taxes	2.4	2.0	1.2	(2.0)
Provision for income taxes	1.5	1.7	1.9	1.3

Net income (loss) from continuing operations	0.9	0.3	(0.7)	(3.3)

Operating income from discontinued operations, including gain on disposal, net of tax	—	—	—	1.0

Net income (loss)	0.9%	0.3%	(0.7)%	(2.3)%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenues. Revenues decreased from $71.3 million for the quarter ended September 30, 2007 to $65.6 million for the same period in 2008, a decrease of $5.7 million, or 8.0%. This revenue decrease was primarily attributable to a change in inhalation drug product mix and the Company’s de-emphasis of less profitable product lines such as non-respiratory durable medical equipment and infusion therapy. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $29.6 million for the quarter ended September 30, 2007 to $25.2 million for the same period of 2008, a decrease of $4.4 million, or 14.9%. This decrease is primarily the result of a decrease in revenue associated with less profitable product lines and a change in inhalation drug product mix as described above.
Rental Revenues. Rental revenues decreased from $41.7 million for the quarter ended September 30, 2007 to $40.5 million for the same period in 2008, a decrease of $1.2 million, or 2.9%. This decrease is primarily the result of a decrease in revenue associated with less profitable product lines.
Cost of Sales and Related Services. Cost of sales and related services decreased from $15.8 million for the quarter ended September 30, 2007 to $13.6 million for the same period in 2008, a decrease of $2.2 million, or 13.9%. As a percentage of revenues, cost of sales and related services decreased from 22.2% for the quarter ended September 30, 2007 to 20.7% for the same period in 2008. As a percentage of sales and related services revenues, cost of sales and related services increased from 53.5% for the quarter ended September 30, 2007 to 53.9% for the same period in 2008. This slight percentage increase is primarily attributable to changes in overall product mix.
Cost of Rental Revenues. Cost of rental revenues decreased from $10.3 million for the quarter ended September 30, 2007 to $8.4 million for the same period in 2008, a decrease of $1.9 million, or 18.4%. As a percentage of revenues, cost of rental revenues decreased from 14.4% for the quarter ended September 30, 2007 to 12.8% for the same period in 2008. As a percentage of rental revenues, cost of rental revenue decreased from 24.7% for the quarter ended September 30, 2007 to 20.7% for the same period in 2008. This decrease is primarily due to a reduction in the purchases of oxygen for portability and a decrease in depreciation expense associated with rental equipment assets.
Operating Expenses. Operating expenses decreased from $34.9 million for the quarter ended September 30, 2007 to $32.6 million for the same period in 2008, a decrease of $2.3 million or 6.6%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs, partially offset by increases in certain expenses associated with the development and implementation of initiatives designed to provide additional productivity improvements. As a percentage of revenues, operating expenses were 48.9% and 49.6% for the three months ended September 30, 2007 and 2008, respectively. The increase in operating expenses as a percentage of net revenue is due primarily to a decrease in inhalation drug revenue associated with a change in product mix, which does not affect operating expenses.

Bad Debt Expense. Bad debt expense decreased from $2.3 million for the quarter ended September 30, 2007 to $1.3 million for the same period in 2008, a decrease of $1.0 million, or 43.5%. As a percentage of revenues, bad debt expense was 3.3% and 2.0% for the three months ended September 30, 2007 and 2008, respectively. This decrease is due primarily to improvements made in the Company’s accounts receivable collection processes.
General and Administrative Expenses. General and administrative expenses increased from $4.6 million for the quarter ended September 30, 2007 to $4.9 million for the same period in 2008, an increase of $0.3 million, or 6.5%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes and additional centralization of field activities. As a percentage of revenues, general and administrative expenses were 6.4% and 7.5% for the quarters ended September 30, 2007 and 2008, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses increased from $0.8 million for the quarter ended September 30, 2007 to $1.0 million for the same period in 2008, an increase of $0.2 million, or 25.0%. The increase is primarily due to depreciation expense associated with the addition of computer equipment and software.
Interest Expense, Net. Interest expense, net, was $4.0 million for the quarter ended September 30, 2007 and $3.9 million for the quarter ended September 30, 2008. The decrease is primarily attributable to a reduced debt balance.
Other Income, Net. Other income, net, was $0.5 million income for the quarter ended September 30, 2007. Other income is primarily related to various life insurance policies that were converted to guaranteed policies in the quarter ended September 30, 2007.
Change of Control Expense. In April 2007 an investor acquired more than 35% of the Company’s common stock, which constituted a change of control under the terms of the employment agreement between the Company and Joseph F. Furlong, the Company’s chief executive officer. This change of control gave Mr. Furlong the right to receive a lump sum severance payment in the event he or the Company terminated his employment within one year after the change of control. In the second quarter of 2007, the Company recorded an expense of $6.6 million related to this potential liability, which included the lump sum severance payment, expense related to the acceleration of options and the potential buyout of options, and reimbursement of certain taxes related to the payment. In the third quarter of 2007, the Company reduced this expense by $1.0 million due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of September 30, 2007.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures was $1.4 million and $1.6 million for the quarters ended September 30, 2007 and September 30, 2008, respectively.
Provision for Income Taxes. The provision for income taxes was $1.2 million and $1.0 million for the quarters ended September 30, 2007 and 2008, respectively. This expense primarily relates to non-cash deferred state and federal income taxes associated with indefinite lived intangible assets and state income tax expense.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenues. Revenues decreased from $221.6 million for the quarter ended September 30, 2007 to $199.0 million for the same period in 2008, a decrease of $22.6 million, or 10.2%. This revenue decrease was primarily attributable to a change in inhalation drug product mix and the Company’s de-emphasis of less profitable product lines such as non-respiratory durable medical equipment and infusion therapy. Also contributing to the overall decrease in revenues was the effect of Company initiatives implemented in 2007 designed to improve patient co-pay collections and provide appropriate service levels to patients. The Company believes most of the revenue lost as a result of these initiatives was unprofitable. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $92.0 million for the nine months ended September 30, 2007 to $77.4 million for the same period of 2008, a decrease of $14.6 million, or 15.9%. This decrease is primarily the result of a decrease in revenue associated with less profitable product lines and a change in inhalation drug product mix as described above.
Rental Revenues. Rental revenues decreased from $129.5 million for the nine months ended September 30, 2007 to $121.6 million for the same period in 2008, a decrease of $7.9 million, or 6.1%. This decrease is primarily the result of a decrease in revenue associated with less profitable product lines and revenue lost as a result of initiatives designed to improve patient co-pay collections and to provide appropriate service levels to patients, which are described above.
Cost of Sales and Related Services. Cost of sales and related services decreased from $55.1 million for the nine months ended September 30, 2007 to $41.3 million for the same period in 2008, a decrease of $13.8 million, or 25.0%. As a percentage of revenues, cost of sales and related services decreased from 24.9% for the nine months ended September 30, 2007 to 20.8% for the same period in 2008. As a percentage of sales and related services revenues, cost of sales and related services decreased from 59.8% for the nine months ended September 30, 2007 to 53.4% for the same period in 2008. This decrease is primarily attributable to a change in inhalation drug product mix.
Cost of Rental Revenues. Cost of rental revenues decreased from $31.4 million for the nine months ended September 30, 2007 to $26.5 million for the same period in 2008, a decrease of $4.9 million, or 15.6%. As a percentage of revenues, cost of rental revenues decreased from 14.2% for the nine months ended September 30, 2007 to 13.3% for the same period in 2008. As a percentage of rental revenues, cost of rental revenue decreased from 24.2% for the nine months ended September 30, 2007 to 21.8% for the same period in 2008. This decrease is primarily due to a reduction in the purchases of oxygen for portability and a decrease in depreciation expense associated with rental equipment assets.
Operating Expenses. Operating expenses decreased from $104.3 million for the nine months ended September 30, 2007 to $100.3 million for the same period in 2008, a decrease of $4.0 million or 3.8%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs, partially offset by increases in certain expenses associated with the development and implementation of initiatives designed to provide additional productivity improvements. As a percentage of revenues, operating expenses were 47.1% and 50.4% for the nine months ended September 30, 2007 and 2008, respectively. The increase in operating expenses as a percentage of net revenue is due primarily to a decrease in inhalation drug revenue associated with a change in product mix, which does not affect operating expenses.
Bad Debt Expense. Bad debt expense decreased from $6.9 million for the nine months ended September 30, 2007 to $4.0 million for the same period in 2008, a decrease of $2.9 million, or 42.0%. As a percentage of revenues, bad debt expense was 3.1% and 2.0% for the nine months ended September 30, 2007 and 2008, respectively. This decrease is due primarily to improvements made in the Company’s accounts receivable collection processes.
General and Administrative Expenses. General and administrative expenses increased from $14.0 million for the nine months ended September 30, 2007 to $14.5 million for the same period in 2008, an increase of $0.5 million or 3.6%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes and additional centralization of field activities. As a percentage of revenues, general and administrative expenses were 6.3% and 7.3% for the nine months ended September 30, 2007 and 2008, respectively.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses increased from $2.4 million for the nine months ended September 30, 2007 to $3.1 million for the same period in 2008, an increase of $0.7 million, or 29.2%. The increase is primarily due to depreciation expense associated with the addition of computer equipment and software.
Interest Expense, Net. Interest expense, net, was $12.1 million for the nine months ended September 30, 2007 and $11.8 million for the nine months ended September 30, 2008. The decrease is primarily attributable to a reduced debt balance.
Other Income, Net. Other income, net, was $1.5 million for the nine months ended September 30, 2007 and $0.7 million for the nine months ended September 30, 2008. The decrease is primarily due to income related to various life insurance policies that were converted to guaranteed policies in the nine months ended September 30, 2007. The Company recorded income of $0.4 million for the nine months ended September 30, 2008 related to proceeds to be received from settlement of a legal dispute.
Change of Control (Income) Expense. Change of control (income) expense was approximately $5.6 million and $(0.1) million for the nine months ended September 30, 2007 and 2008, respectively. In April 2007 an investor acquired more than 35% of the Company’s common stock, which constituted a change of control under the terms of the employment agreement between the Company and Joseph F. Furlong, the Company’s chief executive officer. This change of control gave Mr. Furlong the right to receive a lump sum severance payment in the event he or the Company terminated his employment within one year after the change of control. In the second quarter of 2007, the Company recorded an expense of $6.6 million related to this potential liability, which included the lump sum severance payment, expense related to the acceleration of options and the potential buyout of options, and reimbursement of certain taxes related to the payment. In the third quarter of 2007, the Company reduced this expense by $1.0 million due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of September 30, 2007. For the nine months ended September 30, 2008, the Company reduced this expense by $0.1 million primarily due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of September 30, 2008.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures was $4.2 million and $4.4 million for the nine months ended September 30, 2007 and September 30, 2008, respectively.
Provision for Income Taxes. The provision for income taxes was $2.9 million and $3.7 million for the nine months ended September 30, 2007 and 2008, respectively. This expense primarily relates to non-cash deferred state and federal income taxes associated with indefinite lived intangible assets and state income tax expense.
Liquidity and Capital Resources
     The Company’s secured debt matures, and is due to be repaid in full, on August 1, 2009. As of September 30, 2008, the principal amount of this indebtedness, which consists entirely of amounts owed to the Lenders, was $233.6 million, as evidenced by a promissory note to the Lenders that is secured by substantially all of the Company’s assets. The Company currently estimates that approximately $228.5 million will be due to the Lenders on August 1, 2009. The Company will not be able to pay this debt without refinancing, as future cash flows from operations will not be sufficient to repay the Company’s secured debt obligations. If the unfavorable conditions in the current debt market do not improve, the Company believes that refinancing of the debt will be difficult or impossible to achieve. Other factors, such as uncertainty regarding the Company’s future profitability, are also anticipated to limit the Company’s ability to refinance the debt. There can be no assurance that the Company can refinance the debt on terms acceptable to the Company or at all. Failure to timely refinance the secured debt would have a material adverse effect on the Company’s prospects and value of the Company’s common stock, as the Company’s Lenders would have the right to foreclose on substantially all tangible assets of the Company.
     At September 30, 2008 the Company had current assets of $73.5 million and current liabilities of $272.7 million, resulting in negative working capital of $199.2 million and current ratio of 0.3x as compared to working capital of $29.1 million and a current ratio of 1.5x at September 30, 2007. The current ratio has been significantly affected by the Company’s secured debt balance being classified as a current liability at September 30, 2008. As explained below, the Company’s secured debt matures on August 1, 2009.
     Interest is payable monthly on the secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment of the Excess Cash Flow is due on each previous September 30 in an amount equal to one-half of the anticipated Excess Cash Flow. The Company initially estimated having Excess Cash Flow at December 31, 2007 of $9.0 million. On October 1, 2007, the Company made a payment of $4.5 million, which was one-half of the estimated 2007 Excess Cash Flow. The Company’s remaining Excess Cash Flow payment due after computing the actual 2007 Excess Cash Flow was $4.0 million, which was paid on March 31, 2008. On September 30, 2008, the Company made a payment of $5.0 million, which was one-half of the estimated 2008 Excess Cash Flow. Based on the Company’s current estimated cash balance at December 31, 2008, the Company anticipates an additional Excess Cash Flow payment of $5.0 million will be paid on March 31, 2009.
     The Company’s funding of day-to-day operations going forward and all payments required on the Company’s secured debt must come from cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of September 30, 2008, the Company had unrestricted cash and cash equivalents of approximately $19.9 million.
     The Company’s principal cash requirements, other than the upcoming maturity of its secured debt in August 2009, are for working capital, capital expenditures, leases, and interest payments on its debt. The Company has met these on-going cash requirements with existing cash balances and net cash provided by operations.
     While management’s cash flow projections and related operating plans indicate that the Company can adequately fund its operating activities, interest payments, and Excess Cash Flow payment due on March 31, 2009 through existing cash and cash flow for the twelve months ending September 30, 2009, future cash flows from operations will not be sufficient to repay the Company’s secured debt obligations when they mature on August 1, 2009. From time to time, the Company has preliminary discussions with various parties concerning strategic alternatives, including refinancing the secured debt. In light of the current general credit market conditions, we do not expect to engage in any meaningful refinancing discussions in the near term, and there can be no assurances that the Company will be able to refinance the secured debt or successfully pursue any other strategic alternative prior to the scheduled maturity of the secured debt. As a result, the Company’s independent auditors added an explanatory paragraph to their report on the Company’s consolidated financial statements for the quarter ended September 30, 2008 that noted these conditions indicated that the Company may be unable to continue as a going concern. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. As with all projections, there can be no guarantee that existing cash and cash flow will be sufficient. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The Company’s future cash flow will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than in many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $35.8 million and $44.5 million at September 30, 2008 and December 31, 2007, respectively. Average DSO, net of discontinued operations, was approximately 50 days and 57 days at September 30, 2008 and December 31, 2007, respectively. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s response.”
     Net cash provided by operating activities was $35.3 million and $30.0 million for the nine months ended September 30, 2008 and 2007. Additions to property and equipment, net were $15.5 million for the nine months ended September 30, 2008 compared to $10.7 million for the same period in 2007. The Company entered into $1.2 million of capital leases for equipment in the nine months ended September 30, 2008 and entered into $4.6 million of capital leases for equipment in the nine months ended September 30, 2007. Net cash used in financing activities was $11.2 million and $6.7 million for the nine months ended September 30, 2008 and 2007, respectively. The cash used in financing for the nine months ended September 30, 2008 includes $10.6 million of principal payments on debt and capital leases. The cash used in financing for the nine months ended September 30, 2007 included proceeds of $0.5 million from the short-term note payable for financed insurance premiums and $6.8 million of principal payments on debt and capital leases.
Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of September 30, 2008:

	Twelve Months Ending September 30,
						After Sept. 30,
	Total	2009	2010	2011	2012	2012
Debt and capital leases	$235,041,000	$234,977,000	$52,000	$12,000	$—	$—
Interest on debt and capital leases	13,271,000	13,270,000	1,000	—	—	—
Operating lease obligations	12,477,000	6,868,000	4,039,000	1,222,000	261,000	87,000

Total contractual cash obligations	$260,789,000	$255,115,000	$4,092,000	$1,234,000	$261,000	$87,000

Debt is comprised entirely of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt, defined as cash in excess of

$7.0 million at the end of the Company’s fiscal year. The Company anticipates a payment of $5.0 million due on March 31, 2009 based on the Company’s estimated cash balance at December 31, 2009.
Interest on the debt in the above table is calculated assuming excess cash flow payments and pre-payments are made as discussed previously. Capital leases consist primarily of leases of office and computer equipment. Operating leases are non-cancelable leases on certain vehicles and buildings.
At September 30, 2008 the Company had no off-balance sheet commitments or guarantees outstanding.
At September 30, 2008 the Company had one letter of credit for $250,000 which expires in January 2009. The letter of credit secures the Company’s obligations with respect to its professional liability insurance. The letter of credit is secured by a certificate of deposit, which is included in restricted cash.
ITEM 4T — CONTROLS AND PROCEDURES
Based on management’s evaluation, with the participation of the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed in reports that are filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of September 30, 2008, the related interim condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and the related interim condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
The accompanying interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the interim condensed consolidated financial statements, the Company has secured debt owed to lenders that is due to be repaid in full on August 1, 2009. The Company has also incurred losses from operations and has a net capital deficiency. Such conditions indicate that the Company may be unable to continue as a going concern. Management’s plans in regard to these matters are also described in note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
October 30, 2008

PART II. OTHER INFORMATION
ITEM 1A — RISK FACTORS
This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.
The Company’s secured debt becomes due on August 1, 2009.
     The Company maintains a significant amount of debt. The secured claim of the Lenders as of September 30, 2008 was $233.6 million. The principal balance of the Company’s debt, which consists entirely of amounts owed to the Lenders, is due to be repaid in full August 1, 2009. The Company currently estimates that approximately $228.5 million will be due to the Lenders at that time. The Company will not be able to repay this debt without refinancing. If the unfavorable conditions in the current debt market do not improve, the Company believes that refinancing of the debt will be difficult or impossible to achieve. There can be no assurance that any financing transaction can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability, could also limit the Company’s ability to refinance the debt. Failure to timely refinance the secured debt would have a material adverse effect on the Company’s prospects and the value of the Company’s common stock, as the Company’s Lenders would have the right to foreclose on substantially all tangible assets of the Company in the event of a failure to repay this debt. Required payments to the Lenders are detailed in “Management’s Discussion and Analysis — Liquidity and Capital Resources.” As a result of the amount of debt, a substantial portion of the Company’s cash flow from operations will be dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions, reimbursement changes or competitive pressures, and the inability to pay or refinance debt when due would have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Continued reductions in Medicare and Medicaid reimbursement rates could have a material adverse effect on the Company’s results of operations and financial condition.
     In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduced Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in 2004 and others beginning in 2005. On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law. The DRA reduced the reimbursement of certain products provided by the Company. On July 15, 2008, the Medicare Improvement for Patients and Providers Act of 2008 (the “MIPPA”) was enacted and will further reduce reimbursement for certain products. These reductions have had and will continue to have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Enacted reimbursement cuts, as well as, pending and proposed reimbursement cuts may negatively affect the Company’s business and prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events and Uncertainties — Reimbursement Changes and the Company’s Response.”

Reductions in reimbursement rates from third-party payors could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources.
     For the nine months ended September 30, 2008, the percentage of the Company’s revenues derived from Medicare, Medicaid and all other payors was 52%, 8%, and 40%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in any of which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Highland Capital Management, L.P. controls approximately 48% of the Company’s common stock and holds a majority of the Company’s $233.6 million secured debt, which may allow Highland to exert significant influence on certain aspects of our business.
     On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company. Highland also is the largest holder of the Company’s secured promissory notes that represent our $233.6 million of secured debt. Highland could exert significant influence on all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions. Because of its ownership of the Company’s debt, Highland’s interests may be different than those of holders of common stock who are not also holders of debt.
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
     The Company has substantial accounts receivable as evidenced by DSO of 50 days as of September 30, 2008. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.
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

AMERICAN HOMEPATIENT, INC.
October 30, 2008	By:	/s/ Stephen L. Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant