Form 10-K
period 2008-12-31
AMERICAN HOMEPATIENT INC
filed 2009-03-05
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12-b-2). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold as of June 30, 2008 was $5,472,234. Solely for the purposes of this calculation, all persons who are executive officers or directors of the registrant and all persons who have filed a Schedule 13D or 13G with respect to the registrant’s stock have been deemed to be affiliates.
On March 4, 2009, 17,573,389 shares of the registrant’s $0.01 par value Common Stock were outstanding.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K: portions of the Registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders.

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

PART I
ITEM 1. BUSINESS
Introduction
     American HomePatient, Inc. and its subsidiaries (collectively, the “Company”) provide home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. As of December 31, 2008, the Company provided these services to patients primarily in the home through 242 centers in 33 states.
     American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient, Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884.
Business
     The Company provides home health care services and products consisting primarily of respiratory therapy services, home infusion therapy services, and the rental and sale of home medical equipment and home health care supplies. For the year ended December 31, 2008, such services and products represented 81%, 10%, and 9% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. The Company’s objective is to be a leading provider of home health care products and services in the markets in which it operates.
     As of December 31, 2008, the Company provided services to patients primarily in the home through 242 centers in the following 33 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin. As of December 31, 2008 the Company was an investor in and a manager of eleven joint ventures.
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

Services and Products
     The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,
	2008	2007	2006
Home respiratory therapy services	81%	78%	75%
Home infusion therapy services	10	11	12
Home medical equipment and home health supplies	9	11	13

Total	100%	100%	100%

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
     The primary respiratory services that the Company provides are:
•	Oxygen systems to assist patients with breathing. There are three types of oxygen systems: (i) oxygen concentrators, which are stationary units that filter ordinary room air to provide a continuous flow of oxygen; (ii) liquid oxygen systems, which are thermally-insulated containers of liquid oxygen which can be used as stationary units and/or as portable options for patients; and (iii) high pressure oxygen cylinders, which are used primarily for portability as an adjunct to oxygen concentrators. Oxygen systems are prescribed by physicians for patients with chronic obstructive pulmonary disease, cystic fibrosis, and neurologically-related respiratory problems.

•	Nebulizers and related inhalation drugs to assist patients with breathing. Nebulizer compressors are used to administer aerosolized medications (such as albuterol) to patients with asthma, bronchitis, chronic obstructive pulmonary disease, and cystic fibrosis. “AerMeds®” is the Company’s registered marketing name for its aerosol medications program.

•	Respiratory assist devices and related supplies to force air through respiratory passage-ways during sleep. These treatments, which utilize continuous positive airway pressure (“CPAP”) or bi-level positive airway pressure therapy, are used on adults with obstructive sleep apnea (“OSA”), a condition in which a patient’s normal breathing patterns are disturbed during sleep.
     The other respiratory services that the Company provides include:
•	Home ventilators to sustain a patient’s respiratory function mechanically in cases of severe respiratory failure when a patient can no longer breathe independently;

•	Non-invasive positive pressure ventilation (“NPPV”) to provide ventilation support via a face mask for patients with chronic respiratory failure and neuromuscular diseases. This therapy enables patients to receive positive pressure ventilation without the invasive procedure of intubation; and

•	Home respiratory evaluations and related diagnostic equipment to assist physicians in identifying, monitoring and managing their respiratory patients.
     Oxygen systems comprised approximately 41% of the Company’s total 2008 revenues. Inhalation drugs and nebulizers comprised approximately 6% and 1%, respectively, of the Company’s total 2008 revenues. Respiratory assist devices, largely consisting of CPAP devices, and related supplies comprised approximately 30% of 2008 revenues. All other respiratory products and services comprised approximately 3% of the Company’s total 2008 revenues. The Company provides respiratory therapy services in 219 of its 242 centers.
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
     Enteral nutrition services account for approximately 6% of the Company’s total revenues in 2008 and are provided at many of the Company’s centers. Anti-infective therapy, TPN, pain management, and other infusion revenues accounted for approximately 4% of the Company’s total revenues in 2008. The Company currently provides other infusion therapies in 4 of its 242 centers.
     Home Medical Equipment and Medical Supplies. The Company provides a variety of equipment and supplies to serve the needs of home care patients. Revenues from home medical equipment and supplies are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment. Sales of home medical equipment and medical supplies account for 9% of the Company’s revenues in 2008 and are provided in 216 of the Company’s 242 centers.
Operations
     Organization. Currently, the Company’s operations are divided into 11 geographic areas with each area headed by an area vice president. Each area vice president oversees the operations of approximately 20 to 30 branches. Area vice presidents focus on revenue development and cost control and assist local management with decision-making to improve responsiveness and ensure quality in local markets. The Company operates regional billing centers that report directly to the corporate reimbursement department under the leadership of the Senior Vice President of Innovation and Technology and three regional vice presidents of reimbursement. Additionally, the Company has four regional patient service centers that perform certain customer service functions and report to the Vice President of Contact Care Integration. This organizational structure adds specialized knowledge and focused management resources to the billing, compliance, and reimbursement functions. The Company also operates a centralized CPAP support center that performs CPAP supply order processing and fulfillment, a centralized oxygen support center that coordinates scheduling and routing of portable oxygen deliveries for the Company’s branches, and a centralized pharmacy that performs inhalation drug order processing and fulfillment.
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
     Corporate Compliance. The Company’s goal is to operate its business with honesty and integrity and in compliance with the numerous laws and regulations that govern its operations. The Company’s corporate compliance program is designed to help accomplish these goals through employee training and education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits, and other programs. The Company’s corporate compliance program is monitored by its Compliance Officer and the Compliance Committee. The Compliance Committee, which meets quarterly, is comprised of the Company’s President and CEO, Chief Operating Officer, Chief Financial Officer, Senior Vice President of Innovation and Technology, Vice President of Operations Initiatives, Vice President of Human Resources, and Director of Financial Reporting and Internal Audit. The Compliance Committee is advised by legal counsel. There can be no assurance that the Company’s compliance activities will prevent or detect violations of the governing laws and regulations. See “Business – Government Regulation.”
Hospital Joint Ventures
     As of December 31, 2008, the Company owns 50% of nine home health care businesses and 70% of two other home health care businesses. The remaining ownership interest of each of these businesses is owned by local hospitals. Through management agreements, the Company is responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The operations of the 70%-owned joint ventures are consolidated with the operations of the Company. The operations of the 50%-owned joint ventures are not consolidated with the operations of the Company and are instead accounted for by the Company under the equity method.
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
     The following table sets forth the percentage of the Company’s revenues from each source indicated for the years presented:

	Year Ended December 31,
	2008	2007	2006
Medicare	52%	53%	52%
Private pay, primarily private insurance	40	39	39
Medicaid	8	8	9

Total	100%	100%	100%

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
     Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as future reimbursement reductions through a variety of initiatives designed to grow revenues, improve productivity, and reduce costs. See “Business – Sales and Marketing” for a discussion of the Company’s initiatives to grow revenues and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Productivity and Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse impact could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties” for a discussion of reimbursement changes already enacted that will further affect the Company in 2009 and beyond.
Collections
     The Company has three key initiatives in place to maintain and/or improve collections of accounts receivable: (i) proper staffing and training; (ii) process redesign and standardization; and (iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable.

     Net patient accounts receivable at December 31, 2008 was $38.3 million compared to net patient accounts receivable of $44.5 million at December 31, 2007.
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

	Year Ended December 31,
	2008	2007	2006
DSO	51 days	57 days	58 days
     The decrease in DSO at December 31, 2008 compared to December 31, 2007 is the result of improved cash collections and a decrease in unbilled revenue.
     The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which is the amount of sales and rental revenues not yet billed to payors due to incomplete documentation or the receipt of the Certificate of Medical Necessity (“CMN”). The amount of unbilled revenue was $5.2 million and $6.7 million for December 31, 2008 and December 31, 2007, respectively, net of valuation allowances. This decrease primarily is the result of improvements made in CMN procurement processes.
Sales and Marketing
     The Company has increased its focus on sales and marketing efforts over the past several years in an effort to improve revenues. During this time, management implemented changes designed to improve the effectiveness of the Company’s selling efforts. These include revisions to the Account Executive commission plans and a restructuring of the sales organization. Additionally, the positions of Sr. Vice President of Sales and Marketing, Vice President of Managed Care, and Vice President of Sales were added. Management believes these actions have resulted in a more focused sales management team.
     The Company’s sales and marketing focus for 2009 and beyond includes: (i) emphasizing profitable revenue growth by focusing on oxygen and sleep-related products and services and by increasing the Company’s mix of Medicare and profitable managed care business; (ii) strengthening its sales and marketing efforts through a variety of programs and initiatives; (iii) heightened emphasis on sleep therapy and implementation of initiatives to expand sales of CPAP supplies; and (iv) expanding managed care revenue through greater management attention and prioritization of payors to secure managed care contracts at acceptable levels of profitability. Improvement in the Company’s ability to grow revenues will be critical to the Company’s success. Management will continue to review and monitor progress with its sales and marketing efforts.
Competition
     The home health care industry is consolidating but remains highly fragmented and competition varies significantly from market to market. There are still relatively few barriers to entry in the local markets served by the Company, and the Company could encounter competition from new market entrants. However, management believes Medicare reimbursement reductions affecting home oxygen beginning in 2009 could limit new market entrants and could drive some less efficient competitors out of this market. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response” for discussion of Medicare reimbursement reductions. In small and mid-size markets, a large percentage of the Company’s competition comes from local independent operators or hospital-based facilities. In the larger markets, regional and national providers account for a significant portion of competition and may have more resources to market their business. Management believes that the competitive factors most important in the Company’s lines of business are ability to develop and to maintain relationships with referral sources, reputation with referral sources, ease of doing business with the provider, quality of service, clinical expertise, and the range of services offered.
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

Branch Locations
     The Company’s 242 home health care centers as of December 31, 2008 are listed below:

Alabama	Florida	Kentucky	Nebraska	Ohio	Tennessee	Virginia
Birmingham	Ft. Lauderdale	Bowling Green	Hastings[1]	Bryan	Chattanooga	Charlottesville
Dothan	Ft. Myers	Lexington	Lincoln[1]	Chillicothe	Clarksville	Chesapeake
Huntsville	Ft. Walton Beach	London	Norfolk[1]	Cincinnati	Cookeville	Farmville
Mobile	Gainesville	Louisville	Omaha[1]	Columbus	Dayton	Harrisonburg
Montgomery[1]	Holly Hill	Paducah		Dayton	Dickson	Newport News
	Jacksonville	Pineville	Nevada	Heath	Erin	Onancock[1]
Arizona	Leesburg		Las Vegas	Mansfield	Jackson	Radford
Globe	Longwood	Maine		Marion	Johnson City	Richmond
Phoenix	Lynn Haven	Auburn	New Mexico	Maumee	Kingsport	Salem
	Pensacola	Hermon	Alamogordo	Middleburg Heights	Knoxville	Springfield
Arkansas	Rockledge		Albuquerque	Sandusky	Nashville
Batesville	St. Augustine	Maryland	Clovis	Springfield	Oneida	Washington
Benton[1]	Tallahassee (2)	Cumberland	Farmington	Twinsburg	Tullahoma	Lakewood
Bentonville	Tampa (2)	Salisbury[1]	Grants	Zanesville	Union City	Yakima
El Dorado			Las Cruces
Ft. Smith	Georgia	Michigan	Roswell	Oklahoma	Texas	West Virginia
Harrison	Albany	West Branch[1]		Tulsa	Austin	Lewisburg
Heber Springs[1]	Brunswick		New York		Bay City	Rainelle
Hot Springs	Dublin	Minnesota	Albany	Pennsylvania	Bryan	Wheeling
Jonesboro	Eastman	Rochester	Auburn	Brookville	Conroe
Little Rock[1]	Evans		Corning	Camp Hill	Corpus Christi	Wisconsin
Mena	Rossville	Mississippi	Depew	Chambersburg	Dallas (2)	Marshfield
Mtn. Home	Savannah	Tupelo	Geneva	Danville	Harlingen	Oak Creek
N. Little Rock[1]	Valdosta		Marcy	Erie	Houston	Onalaska
Paragould	Waycross	Missouri	Oneonta	Hanover Township	Lake Jackson	Racine
Pine Bluff		Cameron	Pleasant Valley	Johnstown	Longview	Woodruff
Russellville	Illinois	Columbia	Syracuse	Lewistown	Lubbock
Warren	Collinsville	Crystal City	Watertown	Philipsburg	Lufkin
	Mt. Vernon	Hannibal	Webster	Pittsburgh	McAllen
Colorado	Peoria	Kansas City		Pottsville	Mount Pleasant
Centennial	Springfield	Kirksville	North Carolina	Scottdale	Nacogdoches
Cortez		Mountain Grove	Asheboro	State College	Paris
Durango	Iowa	Perryville	Asheville[1]	Trevose	San Angelo
Pagosa Springs	Atlantic[1]	Potosi	Boone	Waynesboro	San Antonio
	Decorah	Rolla	Brevard[1]	Williamsport	Temple
Connecticut	Dubuque	Springfield	Charlotte	York	Tyler
Danville	Marshalltown	St. Louis	Concord		Victoria
New Britain	Mason City	St. Peters	Durham	South Carolina	Woodway
Waterbury	North Liberty	Warrensburg	Gastonia	Columbia
	Ottumwa	Waynesville	Hickory[1]	Conway[1]
Delaware	Pleasant Hill		Maiden[1]	Florence
Dover	Sioux City		Marion[1]	Greenville
Newark	Waterloo		Monroe	Hartsville
			Salisbury	Lancaster
	Kansas		Sanford[1]	Myrtle Beach[1]
	Pittsburg		Spruce Pine[1]	Pawley’s Island[1]
			Whiteville	Rock Hill[1]
			Wilmington	Summerville
			Winston-Salem	Union[1]

[1]	Owned by a joint venture.

[2]	City has multiple locations.

Supplies and Equipment
     The Company centrally purchases home medical and respiratory equipment and other materials and products required in connection with the Company’s business from select suppliers.
Insurance
     The Company maintains a commercial general liability policy which is on a claims-made basis. This insurance is renewed annually and includes product liability coverage on the medical equipment that it sells or rents with per claim coverage limits of up to $1.0 million per claim with a $5.0 million general liability annual aggregate. The Company’s professional liability policy is on a claims-made basis and is renewable annually with per claim coverage limits of up to $1.0 million per claim and $5.0 million in the aggregate. The Company’s commercial general liability policy and the professional liability policy have a maximum policy aggregate of $7.0 million. Defense costs are included in addition to the limits of insurance. The Company retains the first $50,000 of each professional or general liability claim subject to a $500,000 aggregate for all such claims. The Company also maintains excess liability coverage with limits of $20.0 million per claim and $20.0 million in the aggregate. Management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and for many of the Company’s significant vendors, a certificate of insurance has been received and the Company has been added by endorsement as an additional insured. However, there can be no assurance that such manufacturers will continue to maintain their own insurance, that such insurance will be adequate or available to protect the Company, or that the Company will not have liability independent of that of such manufacturers and/or their insurance coverage.
     The Company is insured for vehicle liability for up to $1.0 million of each claim with a $250,000 deductible for each claim. This deductible reduces the limit of insurance. The Company retains the first $250,000 of each workers compensation claim and is insured for any additional liabilities from each such claim. The Company did not maintain annual aggregate stop-loss coverage for the years 2006, 2007, and 2008, as such coverage was not economically available. The Company has not maintained aggregate stop-loss coverage since 2001.
     The Company is self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis. In addition, an aggregating specific deductible must be satisfied in the amount of $140,000 before stop loss insurance would apply. The Company has also maintained annual aggregate stop loss coverage of $12.6 million for 2008. Liabilities in excess of this aggregate amount (up to $1.0 million) are the responsibility of the insurer. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2006, 2007, and 2008.
     The Company maintains insurance protecting its directors and officers.
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
Employees
     At December 31, 2008, the Company had approximately 2,218 full-time employees, 96 part-time employees, and 84 employees used on an “as needed” basis only. Approximately 94 individuals were employed at the corporate office in Brentwood, Tennessee. None of the employees work under a union contract.
Trademarks
     The Company owns and uses a variety of marks, including American HomePatient®, AerMeds®; American CPAP DirectTM; Redi ✓ ®; EnterCaresm; CHF Heart Matters®; Rest Assured...We’re the Home Sleep Specialistssm; and Breathe, Nourish, Move, Thrivesm, which have either been registered at the federal or state level or are being used pursuant to common law rights.
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
Legal Proceedings
     The Company is involved in certain claims and legal actions, most of which arise in the ordinary course of its business. Although the ultimate outcomes of these actions are not determinable at this time, the Company does not believe that the resolution of any presently pending claims and lawsuits will, in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 1A. RISK FACTORS
     This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.

The Company’s secured debt becomes due on August 1, 2009.
     The Company maintains a significant amount of debt. The Company has long-term debt of $233.6 million, as evidenced by a promissory note to the Company’s lenders (“Lenders”) under a previous senior debt facility. This indebtedness is secured by substantially all of the assets of the Company and matures on August 1, 2009. The Company currently estimates that approximately $226.4 million will be due to the Lenders at that time. The Company will not be able to repay this debt at or prior to maturity from cash flow from operations and existing cash. As a result, the Company will need to refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will be difficult or impossible to achieve. There can be no assurance that any of the Company’s efforts to address the impending debt maturity can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to address the impending debt maturity. In the event of a failure to repay the debt at maturity, the Company’s Lenders would have the right to foreclose on substantially all assets of the Company, and this likely would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events and Uncertainties” and “Liquidity and Capital Resources.”
Reductions in Medicare and Medicaid reimbursement rates, as well as reductions from other third party payors, are having a material adverse effect on the Company’s results of operations and financial condition and future reductions could have further adverse effects.
     In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduced Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in 2004 and others beginning in 2005. On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law. The DRA has reduced the reimbursement of certain products provided by the Company and will significantly reduce reimbursement related to oxygen beginning in 2009. On July 15, 2008, the Medicare Improvement for Patients and Providers Act of 2008 (the “MIPPA”) was enacted and will further reduce reimbursement for certain products. These reductions have had and will continue to have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Enacted reimbursement cuts, as well as, pending and proposed reimbursement cuts may negatively affect the Company’s business and prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events and Uncertainties – Reimbursement Changes and the Company’s Response.”

     For the year ended December 31, 2008, the percentage of the Company’s revenues derived from Medicare, Medicaid and all other payors was 52%, 8%, and 40%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in any of which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Highland Capital Management, L.P. controls approximately 48% of the Company’s common stock and holds a majority of the Company’s $233.6 million secured debt, which may allow Highland to exert significant influence on certain aspects of our business.
     On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company. Highland also is the largest holder of the Company’s secured promissory notes that represent $233.6 million of secured debt. Highland could exert significant influence on all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions. Because of its ownership of the Company’s debt, Highland’s interests may be different than those of holders of common stock who are not also holders of debt.
The Company maintains substantial leverage.
     As a result of the amount of debt, a substantial portion of the Company’s cash flow from operations is dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions and reimbursement changes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
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
     The Company has substantial accounts receivable as evidenced by DSO of 51 days as of December 31, 2008. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.
New healthcare legislation or other changes in the administration or interpretation of government health care programs or initiatives may have a material adverse effect on the Company.
     The health care industry continues to undergo dramatic changes influenced in large part by federal legislative initiatives. It is likely new federal health care initiatives will continue to arise. The Medicare Prescription Drug and Improvement Act of 2003 and the Deficit Reduction Act of 2005 have had, and will continue to have, a material negative impact on the level of reimbursement. The Medicare Improvements for Patients and Providers Act of 2008 will have a material negative impact beginning in 2009. Furthermore, additional reductions have been proposed beginning in 2009 and thereafter. There can be no assurance that these or other federal legislative and regulatory initiatives will not be adopted in the future. One or more of these initiatives could materially limit patient access to, or the Company’s reimbursement for, products and services provided by the Company. Also, many states have proposed decreases in Medicaid reimbursement. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of government health care programs or initiatives will not have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”
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
     The Company’s historical financial results, impending debt maturity, and reimbursement environment, among other factors, may limit the Company’s ability to attract and retain qualified personnel, which in turn could adversely affect profitability.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     As of December 31, 2008, the Company leased space for its corporate headquarters in the Parklane Building, Maryland Farms Office Park, Brentwood, Tennessee. The Company entered into an amended lease effective April 5, 2006 that provided for 29,000 square feet of leased space. The amended lease has a base monthly rent of $47,000 and expires in July 2010.
     The Company owns a facility in Waterloo, Iowa, which consists of approximately 35,000 square feet and owns a 50% interest in one of its centers located in Little Rock, Arkansas, which consists of approximately 16,000 square feet.
     The Company leases the operating space required for its remaining home health care, patient service, and billing centers. A typical center occupies between 1,000 and 4,000 square feet and generally combines office and warehouse space. Approximately one-half of the square footage of a typical center consists of warehouse space. Lease terms on most of the leased centers range from three to five years. Management believes that the Company’s owned and leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.
ITEM 3. LEGAL PROCEEDINGS
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is currently traded in the over-the-counter market or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board under the symbol AHOM or AHOM.OB. The following table sets forth representative bid quotations of the common stock for each quarter of calendar years 2008 and 2007. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. See “Business — Risk Factors – Liquidity.”

	Bid Quotations
Fiscal Period	High	Low
2008 1st Quarter	$1.30	$0.67
2008 2nd Quarter	$1.00	$0.65
2008 3rd Quarter	$0.80	$0.26
2008 4th Quarter	$0.32	$0.10

2007 1st Quarter	$2.99	$1.21
2007 2nd Quarter	$3.21	$2.25
2007 3rd Quarter	$2.37	$1.02
2007 4th Quarter	$1.93	$0.95
     On March 3, 2009, there were 1,379 holders of record of the common stock and the closing sale price for the common stock was $0.20 per share.
     The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business or for debt service and no cash dividends will be paid. See – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     Information regarding the Company’s equity compensation plans is incorporated by reference to the Company’s definitive proxy statement (“Proxy Statement”) for its 2009 annual meeting of stockholders.

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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American HomePatient, Inc., The NASDAQ Composite Index
And SIC Code 8082

*	$ 100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
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

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data below is derived from the Company’s financial statements and should be read in conjunction with the related financial statements. Medicare reimbursement reductions in 2005, 2006, 2007, and 2008, and reorganization items from the bankruptcy filing in 2002 affect the comparability of the financial data presented.
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share data)
Income Statement Data:
Revenues	$266,854	$293,027	$321,768	$321,965	$329,855
Cost of sales and related services	56,612	70,601	84,322	79,012	71,512
Cost of rentals and other revenues, including rental equipment depreciation expense	34,682	41,412	45,106	39,879	38,779
Operating expenses	132,931	140,028	150,559	153,468	161,940
Bad debt expense	4,635	8,164	10,771	9,396	10,652
General and administrative expenses	19,841	19,194	18,052	16,749	16,597
Depreciation, excluding rental equipment, and amortization	4,102	3,361	3,598	3,610	3,363
Interest expense, net	15,618	15,828	17,162	17,141	18,290
Other income, net	(1,040)	(2,249)	(335)	(365)	(344)
Change of control (income) expense	(77)	5,637	—	—	—

Total expenses	267,304	301,976	329,235	318,890	320,789

Earnings from unconsolidated joint ventures	(6,201)	(5,754)	(5,373)	(4,816)	(4,751)

Income (loss) from continuing operations before reorganization items and income taxes	5,751	(3,195)	(2,094)	7,891	13,817
Reorganization items	—	—	291	384	658
Provision for income taxes	5,054	4,097	348	327	50

Net income (loss) from continuing operations	$697	$(7,292)	$(2,733)	$7,180	$13,109

(Loss) income from discontinued operations, including gain on disposal of assets, net of tax	(183)	1,770	146	564	122

Net income (loss)	$514	$(5,522)	$(2,587)	$7,744	$13,231

Basic income (loss) per common share - Continuing operations	$0.04	$(0.41)	$(0.16)	$0.42	$0.79
Basic (loss) income per common share - Discontinued operations	(0.01)	0.10	0.01	0.03	0.01

Basic income (loss) per common share	$0.03	$(0.31)	$(0.15)	$0.45	$0.80

Diluted income (loss) per common share - Continuing operations	$0.04	$(0.41)	$(0.16)	$0.40	$0.77
Diluted (loss) income per common share - Discontinued operations	(0.01)	0.10	0.01	0.03	0.01

Diluted income (loss) per common share	$0.03	$(0.31)	$(0.15)	$0.43	$0.78

Weighted average shares outstanding - basic	17,573,000	17,573,000	17,543,000	17,296,000	16,481,000
Weighted average shares outstanding - diluted	17,741,000	17,573,000	17,543,000	17,973,000	17,066,000

	Year Ended December 31,
	2008	2007	2006	2005	2004
			(dollars in thousands)
Balance Sheet Data:
Working capital	$(197,332)	$24,846	$31,340	$35,135	$31,569
Total assets	254,526	270,128	276,671	287,634	283,064
Total debt and capital leases, including current portion	234,310	244,410	251,257	251,019	251,918
Shareholders’ deficit	(24,619)	(26,415)	(21,316)	(12,456)	(20,729)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The Company provides home health care services and products to patients through its 242 centers in 33 states. These services and products are primarily paid for by Medicare, Medicaid, and other third-party payors. As a result, prices for the Company’s products and services are set by the payors and not by the Company. Since the Company cannot affect pricing, it can improve operating results primarily by increasing revenues through increased volume of sales and rentals and by controlling expenses. The Company can also improve cash flow by limiting the amount of time that it takes to collect payment after delivering products and services. Key indicators of performance include:
     Sales and Rentals. Over the past several years the Company has increased its focus on sales and marketing initiatives in an effort to improve revenues, especially related to respiratory product lines, though the Company’s efforts have produced mixed results. While growth has been achieved in certain product lines, other lines have not increased or have declined. The Company has also de-emphasized certain less profitable product lines, resulting in a decrease in revenue associated with these lines. See “Year Ended December 31, 2008 Compared to Year ended December 31, 2007 – Revenues” for a discussion of revenue decreases. Continuing to improve the Company’s sales and marketing efforts will be critical to the Company’s success. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product-line and branch location and region. Management’s intent is to identify geographic or product line weaknesses and take corrective actions. Reductions in reimbursement levels can more than offset an increased volume of sales and rentals. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”
     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense as a percentage of net revenue decreased from 2.8% in 2007 to 1.7% in 2008. This decrease in bad debt expense as a percentage of net revenue is due to improved cash collections and a decrease in unbilled revenues.
     Cash Flow. The Company’s funding of day-to-day operations and all payments required to the Company’s secured creditors comes from cash flow and cash on hand. The Company currently does not have access to a revolving line of credit. The terms of the Company’s secured debt also obligate the Company to pay Excess Cash Flow (defined as cash in excess of $7.0 million at the end of the Company’s fiscal year) to creditors to reduce the Company’s debt. The nature of the Company’s business requires substantial capital expenditures in order to buy the equipment used to generate revenues. As a result, management views cash flow as particularly critical to the Company’s operations. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable, and inventories) and current liabilities (principally accounts payable and accrued expenses). Management attempts to monitor and improve cash flow in a number of ways, including inventory utilization analysis, cash flow forecasting, and accounts receivable collection. In that regard, the length of time that it takes to collect receivables can have a significant impact on the Company’s liquidity as described below in “Days Sales Outstanding.”
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company also monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO, net of discontinued operations, decreased from 57 days at December 31, 2007 to 51 days at December 31, 2008 due to improved cash collections on current billings and improved timeliness in obtaining necessary billing documentation.
     Unbilled Revenues. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which is the amount of sales and rental revenues not yet billed to payors due to incomplete documentation or the receipt of the Certificate of Medical Necessity (“CMN”). The amount of unbilled revenue was $5.2 million and $6.7 million for December 31, 2008 and December 31, 2007, respectively, net of valuation allowances. This decrease primarily is the result of improvements made in CMN procurement processes.
     Productivity and Profitability. In light of the reimbursement reductions affecting the Company over the past several years and the likelihood of continued reimbursement reductions in the future, management has placed significant emphasis on improving productivity and reducing costs over the past several years and will continue to do so going forward. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are through productivity improvements related to the Company’s branches and billing centers. These improvements have focused on centralization of certain functions previously residing at branches, consolidation of certain billing center functions, and reduction in costs associated with delivery of products and services to patients. Examples of recent centralization initiatives include the centralization of revenue qualification processes through the Company’s regional billing centers, the centralization of order intake and order processing through the Company’s patient service centers, the centralization of CPAP supply order processing and fulfillment through the Company’s centralized CPAP support center, and the centralization of inhalation drug order processing and fulfillment through the Company’s centralized pharmacy. The Company has also established a centralized oxygen support center to coordinate scheduling and routing of portable oxygen deliveries for the Company’s branches. Initiatives are also in place to improve asset utilization through a newly implemented asset management system, reduce capital expenditures, reduce bad debt expense and revenue deductions, reduce costs of delivery of products to patients through improved routing, and reduce facility costs through more effective utilization of leased space. Management utilizes a variety of monitoring tools and analyses to help identify and standardize best practices and to identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have led to the closure or consolidation of branches and to the emphasis on certain products and new sales initiatives. During 2008, the Company closed or consolidated seven branch locations and opened four branch locations. The Company did not close or consolidate any billing centers in 2008. The Company did not exit any lines of business as a result of these seven branch closures, and as such, they are not deemed discontinued operations. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response” for additional discussion.
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
     Since the Company exited its home nursing line of business, the Company has presented the nursing business as discontinued operations in 2008 and 2007, with comparable presentation for prior years.
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

     The Company also established an irrevocable trust in the second quarter of 2007 to pay the various components of the change of control obligation. During the remainder of 2007, the Company reduced the change of control expense and related liability by $1.0 million due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of December 31, 2007. This decrease in expense is the result of a decline in the market value of the Company’s common stock at December 31, 2007.
     On December 21, 2007, Mr. Furlong’s employment agreement was amended. Per the terms of the amendment, Mr. Furlong received a $3.3 million lump sum payment on January 4, 2008 to induce him to continue his employment with the Company. This payment was made from the irrevocable trust and reduced the Company’s change of control liability. The payment was in lieu of certain amounts Mr. Furlong would otherwise be entitled to under the amended employment agreement if his employment with the Company had terminated. On May 1, 2008, as required for federal and state payroll tax purposes, the Company withheld for remittance to tax authorities approximately $1.5 million. This was the entire amount due to be reimbursed by the Company to Mr. Furlong for the tax liabilities he incurred in connection with the compensation he received following the change of control as stipulated in his amended employment agreement. The tax liabilities were related to federal excise taxes due on the lump sum payment pursuant to IRS Section 280G. This payment was primarily made from the irrevocable trust. The amended employment agreement also stipulated that all of Mr. Furlong’s stock options shall be deemed vested and exercisable as of January 2, 2008, and capped the potential buyout of outstanding options at $1.4 million. The $1.4 million is maintained in the irrevocable trust until these options expire or until 90 days after Mr. Furlong’s termination, whichever occurs first. In addition, the amendment stipulated the Company will pay for office administrative expenses for up to 6 months after termination instead of up to one year as originally agreed. The amendment also stipulated that certain insurance shall be continued after termination only until January 1, 2011.
     On November 26, 2008, the Company executed a new employment agreement with Mr. Furlong (the “New Employment Agreement”), which replaced the prior employment agreement between Mr. Furlong and the Company. The provisions of the New Employment Agreement are retroactive to November 1, 2008. The New Employment Agreement memorializes the terms of the prior employment agreement (as amended) without change with the addition of the termination provision described below and certain clarifying changes to the related definitions.
     Under the New Employment Agreement, if Mr. Furlong’s employment terminates due to a “without cause” termination or constructive discharge (as such are defined in the New Employment Agreement), then Mr. Furlong will receive: (i) an amount equal to the sum of 100% of his base salary plus 100% of his target annual incentive award for the year of termination; and (ii) his pro rata target annual incentive award for the year of termination.
     During the year ended December 31, 2008 the Company reduced its change of control expense by $77,000, primarily due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of December 31, 2008. This decrease in expense is the result of a decline in market value of the Company’s common stock from December 31, 2007 to December 31, 2008. At December 31, 2008 and December 31, 2007, the irrevocable trust had a balance of $1.4 million and

$6.4 million, respectively, and was reflected in prepaid expenses and other current assets on the consolidated balance sheets.
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
     The Company’s Secured Debt Matures on August 1, 2009. For discussion of the Company’s secured debt maturity, see “Risk Factors” and “Management’s Discussion and Analyses of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     Reimbursement Changes and the Company’s Response. The Company regularly is faced with reimbursement reductions and the prospect of additional reimbursement cuts. The following reimbursement changes already enacted will further impact the Company in 2009 and beyond:
     DRA Reimbursement Impact: The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 8, 2006, affects the Company’s reimbursement in a number of ways including:
•	The DRA contains a provision that eliminated the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs, beds, and respiratory assist devices. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. The effective date of the provision to eliminate the capped rental methodology applies to items for which the first rental month occurs on or after January 1, 2006 and, as a result, there was no impact to the Company’s revenue in 2006. The impact of this change will be realized over a period of several years which began in 2007.

•	The DRA also contains a provision that limits the duration of monthly Medicare rental payments on oxygen equipment to 36 months. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met medical qualifications. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore, the financial impact of the reduction in revenue associated with the 36 month cap will begin in 2009. The DRA provided for the transfer of title of the oxygen equipment from the supplier to the patient at the end of the 36 month period. With the enactment of MIPPA in July of 2008, the provision related to the transfer of title of oxygen equipment was repealed effective January 1, 2009; however MIPPA did not repeal the cap on rental payments subsequent to the 36th month. MIPPA also established new payment rules and supplier responsibilities following the 36 month rental period, the most significant of which are described below.
o	A supplier’s responsibility to service an oxygen patient ends at the time the oxygen equipment has been in continuous use by the patient for the equipment’s reasonable useful lifetime (currently defined by CMS as five years for oxygen equipment). However, the supplier may replace this equipment, if elected by the patient, and a new 36 month rental period and new reasonable useful lifetime period is started on the date the replacement item is delivered. Oxygen equipment that is lost, stolen, or irreparably damaged, may also be replaced and a new 36 month rental period and new reasonable useful lifetime period is started (with CMS approval). A new certificate of medical necessity is required when oxygen equipment is replaced in each of the situations described above.

o	A change in oxygen equipment modalities (e.g. from a concentrator to a stationary liquid system) prior to the end of the reasonable useful lifetime does not result in the start of a new 36 month rental period or new reasonable useful lifetime period, unless the change is medically justified and supported by written documentation from the patient’s physician. In addition, replacing oxygen equipment that is not functioning properly prior to the end of the reasonable useful lifetime period does not result in the start of a new 36 month rental period or new reasonable useful lifetime period. Finally, the transfer by a beneficiary to a new supplier prior to the end of the reasonable useful lifetime period does not result in the start of a new 36 month rental period or new reasonable useful lifetime period.

o	Suppliers furnishing liquid or gaseous oxygen equipment during the initial 36 month rental period will be required to continue furnishing oxygen contents for any period of medical need following the 36 month rental cap for the remainder of the reasonable useful lifetime of the equipment. The reimbursement rate for portable oxygen will increase from approximately $29 per month during the 36 month rental period to approximately $77 per month after the 36 month rental period. At the start of a new 36 month rental period, the reimbursement rate for portable oxygen will revert back to approximately $29 per month.

o	Suppliers are responsible for performing any repairs or maintenance and servicing of the oxygen equipment that is necessary to ensure that the equipment is in good working order for the reasonable useful lifetime of the oxygen equipment. No payment will be made for supplies, repairs, or maintenance and servicing either before or after the initial 36 month rental period, with the exception of one in-home visit by a supplier to inspect oxygen concentrators and transfilling equipment and provide general maintenance six months after the initial 36 month cap. Suppliers may not be reimbursed for more than 30 minutes of labor for this one in-home visit. Currently, reimbursement for the one in-home visit has only been approved by CMS for 2009.

o	The Company’s financial results will be materially and adversely impacted beginning in 2009 as a result of changes in oxygen reimbursement as described above. These new rules are complex and final claims filing and processing instructions are still being developed. Based on the Company’s best estimates at this time, management believes net revenue and net income will be reduced on an annual basis by approximately $16.5 million beginning in 2009 as a result of the reimbursement changes related to the 36 month oxygen cap. The Company’s estimate of the financial impact includes assumptions regarding the number of patients exceeding the initial 36 month period, the number of patients receiving reimbursement for portable oxygen after the initial 36 month period, the number patients eligible to receive replacement equipment after the equipment’s reasonable useful lifetime period, and the extent to which other payors adopt oxygen payment rules similar to those established by Medicare. These assumptions are subject to change as additional information becomes available. (See “Recap of 2009 Impact of Medicare Reimbursement Changes” below for additional discussion.)
•	On August 3, 2006, CMS published a Proposed Rule to implement the changes required by the DRA relating to the payment for oxygen, oxygen equipment, and capped rental DME items. The rule, which became final November 9, 2006 (“DRA Implementation Rule”), establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The DRA Implementation Rule also establishes a reimbursement rate for portable oxygen generating equipment and changes regulations related to maintenance reimbursement and equipment replacement reimbursement. Under the DRA Implementation Rule, during the initial 36 months of rental, the reimbursement rate for concentrators and stationary liquid and gas systems was approximately $199 per month for calendar years 2007 and 2008, approximately $193 per month for 2009, and approximately $189 per month for 2010. Under the DRA Implementation Rule, the reimbursement rate for liquid or gas portable equipment during the initial 36 months of rental is approximately $32 per month from 2007 through 2010. As a result of the enactment of MIPPA in July of 2008, the above reimbursement rates will be decreased by 9.5% beginning on January

1, 2009. The Company estimates that the reduced oxygen rates as specified in the DRA Implementation Rule that went into effect January 1, 2009 will reduce the Company’s annualized net revenue and net income by approximately $1.5 million.
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
     On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) was enacted. Among other things, this legislation delayed the competitive bidding program to allow time for CMS to make changes to the bidding process. As a result of this legislation, contracts awarded in the first round were terminated and the bidding process for the first round is currently scheduled to be restarted in 2009 and, except for a few exceptions, will include the same products and geographic locations included in the original first round of bidding. On January 16, 2009, CMS published an Interim Final Rule implementing provisions of MIPPA related to the first round re-bidding process and subsequent rounds of bidding. The effective date of the Interim Final Rule was originally to be February 17, 2009, but was subsequently extended to April 18, 2009. The delay will be used by CMS to further review the issues of law and policy raised by the Interim Final Rule. CMS has not yet published dates for submitting bids for the first round re-bidding process. The second round bidding process is currently scheduled to begin in 2011. To offset the savings not realized as a result of the competitive bidding delay, MIPPA calls for a nationwide 9.5% reduction in Medicare rates beginning on January 1, 2009 for products included in the first round of competitive bidding. The Company estimates that this 9.5% reduction will reduce the Company’s net revenue and net income by approximately $8.5 million annually beginning in 2009. MIPPA also requires CMS to make certain changes to the bidding process and repeals the transfer of title of oxygen equipment to Medicare beneficiaries at the end of 36 months of continuous rental, as specified in the Deficit Reduction Act of 2005. See “DRA Reimbursement Impact” below for additional discussion. At this time, the exact timing and financial impact of competitive bidding is not known, but management believes the impact could be material.
     Recap of 2009 Impact of Medicare Reimbursement Changes: As a result of the various Medicare reimbursement changes that became effective January 1, 2009, the Company estimates that its net revenue and net income will be reduced by approximately $26.5 million annually beginning in 2009. This includes approximately $16.5 million associated with the 36 month rental cap for oxygen equipment, approximately $1.5 million associated with reductions in oxygen fee schedule payment amounts, and approximately $8.5 million related to the 9.5% reduction associated with the delay of competitive bidding, all of which are described above.
     Over the past several years in anticipation of continued reductions in reimbursement, the Company has successfully implemented various initiatives to improve productivity and reduce costs. These initiatives have focused on the centralization of certain functions previously residing at branches and billing centers, consolidation of certain billing center functions, and reductions of costs associated with delivery of products and services to patients. The Company has also implemented strategies designed to improve revenue growth, especially in the areas of oxygen and sleep therapy. Management believes that a portion of the reimbursement reduction impact described above will be offset by the full year impact of productivity improvements and cost reductions implemented in 2008, additional productivity improvements and cost reductions to be implemented in 2009, and growth in revenue in 2009, especially in the areas of oxygen and sleep therapy. Additionally, management’s cash flow projections and related operating plans indicate that the Company can adequately fund its operating activities and interest payments throughout 2009, as well as a required principal payment due on March 31, 2009 through cash flow and existing cash on hand. However, future cash flows from operations will not be sufficient to repay the Company’s secured debt obligations when they mature on August 1, 2009 as more fully discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Management cannot provide any assurance that future initiatives to improve productivity and/or increase revenues will be successful and there can be no guarantee that actual cash flow in 2009 will be consistent with management’s projections.
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
     Inhalation Drug Changes: Effective July 1, 2007 Xopenex was moved into the same reimbursement code as albuterol and the two drugs received a new blended reimbursement rate, which decreased the reimbursement for Xopenex and increased the reimbursement for albuterol. This new blended reimbursement rate is lower than the cost to acquire Xopenex and as a result the Company no longer provides Xopenex to its patients except in certain isolated instances. The Medicare, Medicaid, and SCHIP Extension Act of 2007, which was signed by the President on December 29, 2007, among other things, implements HHS OIG recommendations to require CMS to adjust its Average Sales Price (“ASP”) calculation to use volume-weighted ASPs based on actual sales volume which could reduce reimbursement for certain drugs provided by the Company. The act also requires that the ASP for albuterol be calculated by itself rather than with Xopenex. The ASP for Xopenex, however, will continue to be calculated with albuterol. The implementation date for these changes was April 1, 2008, and on that date, reimbursement for albuterol decreased from $1.11 per dose to $0.11 per dose. Primarily as a result of the inhalation drug reimbursement changes described above and changes in the Company’s inhalation drug product mix, the Company’s net revenue and net income associated with inhalation drugs decreased by approximately $16 million and approximately $6 million, respectively, for the year ended December 31, 2008 compared to the same twelve month period of 2007.
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
     The four Jurisdictions published new revised LCDs on September 19, 2008 in order to provide guidance for PAP equipment beyond the guidelines contained in the NCD. The LCDs require, effective November 1, 2008, a face-to-face physician visit prior to the physician ordering sleep testing which should generally contain a sleep history with symptoms associated with obstructive sleep apnea (OSA) and sleep inventory, as well as pertinent physical examination. The LCD also requires an initial three-month trial period during which (no sooner than the 31st day but no later than the 91st day after beginning treatment) there must be an additional face-to-face physician visit. The treating physician must conduct a clinical reevaluation and document that the beneficiary is benefiting from PAP therapy. The Company is currently working through the changes required by these LCDs and cannot predict at this time the ultimate effect these changes will have on the Company’s revenues and profitability.
     Surety Bond: In July 2007, CMS issued a proposed rule implementing section 4312 of the Balanced Budget Act of 1997 (the “BBA”), which would require all suppliers of durable medical equipment, prosthetics, orthotics and supplies, except those that are government operated, to obtain and retain a surety bond. On January 2, 2009 CMS published a final rule requiring DME suppliers to post a $50,000 bond for each National Provider Identification Number (“NPI number”). The effective date of the final rule is March 2, 2009, however existing suppliers are not required to furnish the bond until October 2, 2009. This rule requires the Company to obtain a surety bond for each of its 242 branch locations billing Medicare using a unique NPI number. CMS had originally sought comments on the proposed rule and specifically requested comments related to establishing an exception to the surety bond requirement for large, publicly traded chain suppliers, such as American HomePatient. The Company submitted comments to CMS on September 27, 2007 in favor of an exception to the surety bond requirements on the basis that public companies are already subject to extensive scrutiny under the reporting requirements of the SEC and Sarbanes-Oxley Act of 2002, and are generally less likely to default on Medicare debts given their financial resources. The final rule as published did not include an exemption for large publicly traded chain suppliers. Pursuant to a memorandum issued by the President’s Chief of Staff and published in the Federal Register on January 26, 2009, all agencies must consider extending for 60 days the effective date of regulations that have been published in the Federal Register but not yet taken effect for the purpose of reviewing questions of law and policy raised by those regulations. CMS has not indicated at this time if the final rule establishing a surety bond requirement for DME suppliers will be delayed or changed. If the final rule is implemented in its current form, the Company will likely incur additional costs and will likely be required to provide cash collateral which could adversely affect its financial results and financial position.
     The following proposed changes, if enacted in their proposed or a modified form, could have a significant impact on the Company:
     Proposals to Further Reduce the Reimbursement for Oxygen Equipment: In September 2006, the Office of Inspector General of the Department of Health and Human Services issued a report entitled “Medicare Home Oxygen Equipment: Cost and Servicing.” This report recommended, among other things, that CMS work with Congress to reduce the current 36 month rental period for oxygen equipment and specifically noted the anticipated savings to the Medicare program if the rental period was capped at 13 months. Subsequently, CMS issued a response indicating agreement with this recommendation. Additionally, the proposed budget of the United States Government for fiscal year 2009 included a proposal to limit Medicare reimbursement of rental payments for most oxygen equipment to 13 months from the current 36 months as specified in the DRA. There has been no formal action taken on this budget proposal at this time. However, as described above, the recently enacted MIPPA legislation requires a nationwide 9.5% reduction in Medicare reimbursement rates beginning January 1, 2009 for products included in the first round of competitive bidding (which includes oxygen equipment) and repeals the requirement to transfer title to the oxygen equipment to the beneficiary at the end of the initial 36 months of rental.
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
     Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions through a variety of initiatives designed to grow revenues. See “Overview – Revenue Growth” for a discussion of the Company’s initiatives to grow revenues. In addition, management will continue to be focused on evolving the Company’s business model to improve productivity and reduce costs. These efforts will particularly emphasize centralization and consolidation of functions and improving logistics. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Productivity and Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse effect of reimbursement reductions will be material in 2009 and beyond. See “Risk Factors.”
     Product Mix. The Company’s strategy for 2008 was to maintain a diversified offering of home health care services reflective of its current business mix with a strong emphasis on respiratory services, primarily oxygen and sleep-related products and services. For 2009, respiratory services remains a primary focus. This emphasis could impact the overall product mix of the Company, which in turn could affect revenues and profitability.
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
     Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the creditworthiness and collectibility of amounts due from its patients. Approximately 60% of the Company’s 2008 revenues were derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided or when merchandise or equipment is delivered to patients. Revenues are recorded net of estimated adjustments for billing errors or other reimbursement adjustments. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as an adjustment to revenue in the period known.
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
     The Company’s allowance for doubtful accounts totaled approximately $5.9 million and $11.8 million as of December 31, 2008 and 2007, respectively.
     Included in the Company’s accounts receivable are amounts pending approval from third- party payors, primarily balances due from patients applying for Medicaid benefits for the first time. Since the vast majority of the Company’s receivables are for established patients and for patients already having coverage prior to receiving services, amounts pending third-party approval are immaterial.
     The table below details an aging by payor of the Company’s gross patient accounts receivable as of December 31, 2008.

			Open
			Orders					Unbilled	Unbilled			Unapplied
	Total	Current	0-90	31-60	61-90	91-120	121-180	91-180	>180	181-360	>360	Cash
Managed Care	$11,903	$5,294	$768	$1,766	$1,102	$606	$639	$112	$51	$961	$605	$—
Medicaid	4,222	1,344	381	621	521	330	359	108	74	388	95	—
Medicare	16,764	11,072	1,685	1,627	629	317	285	378	296	319	156	—
Other Payors	5,234	2,075	140	998	593	382	395	15	11	520	106	—
Private Pay	3,829	946	1	635	616	436	279	—	—	555	360	—

A/R Aged by Payor	$41,952	$20,731	$2,975	$5,647	$3,461	$2,071	$1,957	$613	$432	$2,743	$1,322	$—

Other Unbilled A/R	2,515	—	2,515	—	—	—	—	—	—	—	—	—

Unapplied Cash	(314)	—	—	—	—	—	—	—	—	—	—	(314)

Total Aged A/R	$44,153	$20,731	$5,490	$5,647	$3,461	$2,071	$1,957	$613	$432	$2,743	$1,322	$(314)

     Other billed accounts receivable in the table above is primarily comprised of accounts receivable tracked by billing systems that are unable to provide aging data by payor. Other unbilled accounts receivable is primarily comprised of open orders and manually accrued accounts receivable for which aging data by payor is not available.
     Inventory Valuation and Cost of Sales Recognition. Inventories represent certain equipment and supplies and are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory on an interim basis using an estimated gross margin percentage, based upon the type of product sold and payor mix, and performs physical counts of inventory at each center on an annual basis. The Company records a valuation allowance for obsolete and slow moving items and for specific inventory. The

Company is subject to loss for inventory adjustments in excess of the recorded inventory valuation allowance. The inventory valuation allowance was $0.6 million at December 31, 2008 and 2007.
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
     There was no impairment recognized as a result of the Company’s annual impairment testing as of September 2008.
     Self Insurance. Self-insurance accruals primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance, auto liability, commercial general and professional liability insurance. The Company is insured for workers’ compensation and auto liability but retains the first $250,000 of risk exposure for each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2008, 2007, and 2006, as such coverage was not economically available. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The estimated liability for workers’ compensation claims totaled approximately $3.1 million as of December 31, 2008 and 2007. The estimated liability for auto claims totaled approximately $1.2 million and $1.0 million as of December 31, 2008 and 2007, respectively. The estimated total liability for commercial general and professional liability claims was $0.5 million and $0.8 million as of December 31, 2008 and 2007, respectively. The Company utilizes analyses prepared by a third-party administrator based on historical claims information to determine the required accrual and related expense associated with workers’ compensation, auto liability, commercial general and professional liability insurance. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by the third-party administrator.
     The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis. In addition, an aggregating specific deductible must be satisfied in the amount of $140,000 before stop loss insurance would apply. The Company has also maintained annual aggregate stop loss coverage of $12.6 million for 2008. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2008, 2007, and 2006. The estimated liability for health insurance claims totaled approximately $0.8 million and $0.9 million as of December 31, 2008 and 2007, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred but unpaid reported claims and for incurred but not yet reported claims based upon its assessment of the lag time in reporting and paying claims. Judgments made by the Company include: assessing historical paid claims; average lags between the claims’ incurred dates, reported dates and paid dates; the frequency of claims; and the severity of claims.
     The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. The Company maintained cash collateral balances of $6.7 million at December 31, 2008, related to its self-insured obligations, which is included in other assets.
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
     The following table and related discussion set forth items from the Company’s consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Revenues	100%	100%	100%
Cost of sales and related services	21	24	26
Cost of rentals, including rental equipment depreciation	13	14	14
Operating expenses	50	48	47
Bad debt expense	2	3	3
General and administrative	7	7	6
Depreciation, excluding rental equipment, and amortization	1	1	1
Interest expense, net	6	5	5
Other income, net	—	(1)	—
Change of control expense	—	2	—

Total expenses	100	103	102

Earnings from unconsolidated joint ventures	2	(2)	(2)
Income (loss) from continuing operations before reorganization items and income taxes	2	(1)	—
Reorganization items	—	—	—
Provision for income taxes	2	1	—

Net income (loss) from continuing operations	0%	(2)%	0%

Operating income from discontinued operations, including gain on disposal, net of tax	—	1	—

Net income (loss)	0%	(1)%	0%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Revenues. Revenues decreased from $293.0 million in 2007 to $266.9 million in 2008, a decrease of $26.1 million, or 8.9%. This revenue decrease was primarily attributable to a change in inhalation drug product mix and the Company’s de-emphasis of less profitable product lines such as non-respiratory durable medical equipment and infusion therapy. Also contributing to the overall decrease in revenues was the effect of Company initiatives implemented in 2007 designed to improve patient co-pay collections and provide appropriate service levels to patients. The Company believes most of the revenue lost as a result of these initiatives was unprofitable. The following is a discussion of the components of revenues:

          Sales and Related Services Revenues. Sales and related services revenues decreased from $122.3 million in 2007 to $104.5 million in 2008, a decrease of $17.8 million, or 14.6%. This decrease is primarily the result of a decrease in revenue associated with less profitable product lines and a change in inhalation drug product mix as described above.
          Rental Revenues. Rental revenues decreased from $170.8 million in 2007 to $162.3 million in 2008, a decrease of $8.5 million, or 5.0%. This decrease is primarily the result of a decrease in revenue associated with less profitable product lines, and revenue lost as a result of initiatives designed to improve patient co-pay collections and to provide appropriate service levels to patients, as described above.
     Cost of Sales and Related Services. Cost of sales and related services decreased from $70.6 million in 2007 to $56.6 million in 2008, a decrease of $14.0 million, or 19.8%. As a percentage of revenues, cost of sales and related services decreased from 24.1% for 2007 to 21.2% for 2008. As a percentage of sales and related services revenues, cost of sales and related services decreased from 57.7% for 2007 to 54.2% for 2008. This decrease is primarily attributable to a change in inhalation drug product mix.
     Cost of Rental Revenues. Cost of rental revenues decreased from $41.4 million in 2007 to $34.7 million in 2008, a decrease of $6.7 million, or 16.2%. As a percentage of revenues, cost of rental revenues decreased from 14.1% for 2007 to 13.0% for 2008. As a percentage of rental revenues, cost of rental revenue decreased from 24.3% for 2007 to 21.4% for 2008. This decrease is primarily due to a reduction in the purchases of oxygen for portability and a decrease in depreciation expense associated with improvements in the management of rental equipment assets.
     Operating Expenses. Operating expenses decreased from $140.0 million in 2007 to $132.9 million in 2008, a decrease of $7.1 million or 5.1%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs, partially offset by increases in certain expenses associated with the development and implementation of initiatives designed to provide additional productivity improvements. As a percentage of revenues, operating expenses were 47.8% and 49.8% for 2007 and 2008, respectively. The increase in operating expenses as a percentage of net revenue is due primarily to a decrease in inhalation drug revenue associated with a change in product mix, which does not affect operating expenses.
     Bad Debt Expense. Bad debt expense decreased from $8.2 million in 2007 to $4.6 million in 2008, a decrease of $3.6 million, or 43.9%. As a percentage of revenues, bad debt expense was 2.8% and 1.7% for 2007 and 2008, respectively. This decrease is due primarily to improvements made in the Company’s accounts receivable collection processes.
     General and Administrative Expenses. General and administrative expenses increased from $19.2 million in 2007 to $19.8 million in 2008, an increase of $0.6 million, or 3.1%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes and additional centralization of field activities. As a percentage of revenues, general and administrative expenses were 6.6% and 7.4% for 2007 and 2008, respectively.

     Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses increased from $3.4 million in 2007 to $4.1 million in 2008, an increase of $0.7 million, or 20.6%. The increase is primarily due to depreciation expense associated with the addition of computer equipment and software.
     Interest Expense, Net. Interest expense, net, decreased from $15.8 million in 2007 to $15.6 million in 2008, a decrease of $0.2 million, or 1.3%. This decrease is primarily attributable to a reduced debt balance.
     Other Income, Net. Other income, net, was $2.2 million for 2007 and $1.0 million for 2008. The decrease is primarily due to income related to various life insurance policies that were converted to guaranteed policies in 2007. Additionally, the Company recorded income of $0.4 million in 2008 related to proceeds received from the settlement of a legal dispute.
     Change of Control Expense (Income). Change of control expense (income) was $5.6 million and $(0.1) million for 2007 and 2008, respectively. In April 2007 an investor acquired more than 35% of the Company’s common stock, which constituted a change of control under the terms of the employment agreement between the Company and Joseph F. Furlong, the Company’s chief executive officer. This change of control gave Mr. Furlong the right to receive a lump sum severance payment in the event he or the Company terminated his employment within one year after the change of control. In the second quarter of 2007, the Company recorded an expense of $6.6 million related to this potential liability, which included the lump sum severance payment, expense related to the acceleration of options and the potential buyout of options, and reimbursement of certain taxes related to the payment. For the remainder of 2007, the Company reduced this expense and related liability by $1.0 million due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of December 31, 2007. During 2008, the Company reduced this expense by $0.1 million primarily due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of December 31, 2008.
     Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures were $5.8 million for 2007 and $6.2 million for 2008. This increase is due to improved earnings of several joint ventures.
     Provision for Income Taxes. The provision for income taxes was $4.1 million and $5.1 million for 2007 and 2008, respectively. This expense primarily relates to non-cash deferred state and federal income taxes associated with indefinite lived intangible assets and state income tax expense.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Revenues. Revenues decreased from $321.8 million in 2006 to $293.0 million in 2007, a decrease of $28.8 million, or 8.9%. A significant portion of this revenue decrease is due to revenue reductions associated with a de-emphasis of less profitable product lines such as non- respiratory durable medical equipment and infusion therapy. Also contributing to the decrease in revenues was the effect of Company initiatives implemented in late 2006 and early 2007 to improve patient co-pay collections and to provide appropriate service levels to patients. The

Company believes most of the revenue lost as a result of these initiatives was unprofitable. The Company’s revenue was also negatively affected in 2007 by temporary disruptions in certain sales and marketing processes during the Company’s recent implementation of various operational initiatives, which have resulted in improved operating efficiencies and reduced costs. In addition, Medicare reimbursement reductions implemented in 2007 associated with the Deficit Reduction Act of 2005 decreased revenues in 2007 by approximately $4.6 million. The following is a discussion of the components of revenues:
          Sales and Related Services Revenues. Sales and related services revenues decreased from $134.6 million in 2006 to $122.2 million in 2007, a decrease of $12.4 million, or 9.2%. This decrease is primarily the result of revenue reductions associated with a de-emphasis of less profitable product lines and temporary disruptions in sales and marketing processes as described above.
          Rental Revenues. Rental revenues decreased from $187.1 million in 2006 to $170.8 million in 2007, a decrease of $16.3 million, or 8.7%. This decrease is primarily the result of revenue reductions associated with a de-emphasis of less profitable product lines, a decrease in revenue associated with initiatives to improve patient co-pay collections and provide appropriate service levels to patients, temporary disruptions in sales and marketing processes, and the impact of 2007 reimbursement reductions, all of which are described above.
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

Liquidity and Capital Resources
     The Company has long-term debt of $233.6 million, as evidenced by a promissory note to the Company’s lenders (“Lenders”) under a previous senior debt facility. This indebtedness is secured by substantially all of the assets of the Company and matures on August 1, 2009. The Company currently estimates that approximately $226.4 million will be due to the Lenders at that time. The Company will not be able to repay this debt at or prior to maturity from cash flow from operations and existing cash. As a result, the Company will need to refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will be difficult or impossible to achieve. There can be no assurance that any of the Company’s efforts to address the impending debt maturity can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to address the impending debt maturity. In the event of a failure to repay the debt at maturity, the Company’s Lenders would have the right to foreclose on substantially all assets of the Company, and this likely would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock.
     At December 31, 2008 the Company had current assets of $73.5 million and current liabilities of $270.8 million, resulting in working capital of $(197.3) million and a current ratio of 0.3x as compared to a working capital of $24.8 million and a current ratio of 1.4x at December 31, 2007. The current ratio has been significantly affected by the Company’s secured debt balance being classified as a current liability at December 31, 2008. The Company’s secured debt matures on August 1, 2009.
     Interest is payable monthly on the secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment of the Excess Cash Flow is due on each previous September 30 in an amount equal to one-half of the anticipated Excess Cash Flow. The Company initially estimated having Excess Cash Flow at December 31, 2007 of $9.0 million. On October 1, 2007, the Company made a payment of $4.5 million, which was one-half of the estimated 2007 Excess Cash Flow. The Company’s remaining Excess Cash Flow payment due after computing the actual 2007 Excess Cash Flow was $4.0 million, which was paid on March 31, 2008. On September 30, 2008, the Company made a payment of $5.0 million, which was one-half of the estimated 2008 Excess Cash Flow. Based on the Company’s cash balance at December 31, 2008, the Company anticipates an additional Excess Cash Flow payment of $6.5 million will be paid on March 31, 2009.
     The Company’s funding of day-to-day operations going forward and all payments required on the Company’s secured debt must come from cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of December 31, 2008, the Company had unrestricted cash and cash equivalents of approximately $13.5 million.

     The Company’s principal cash requirements, other than the upcoming maturity of its secured debt in August 2009, are for working capital, capital expenditures, leases, and interest payments on its debt. The Company must meet these on-going cash requirements with existing cash balances and net cash provided by operations.
     While management’s cash flow projections and related operating plans indicate that the Company can adequately fund its operating activities, interest payments, and Excess Cash Flow payment due on March 31, 2009 through existing cash and cash flow, cash flows from operations and available cash will not be sufficient to repay the Company’s secured debt obligations when they mature on August 1, 2009. From time to time, the Company has had discussions with various parties concerning strategic alternatives, including refinancing the secured debt. In light of the current general credit market conditions, there can be no assurances that the Company will be able to refinance the secured debt or successfully pursue any other strategic alternative prior to the scheduled maturity of the secured debt. As a result, the Company’s independent auditors added an explanatory paragraph to their report on the Company’s consolidated financial statements for the twelve months ended December 31, 2008 that noted these conditions indicated that the Company may be unable to continue as a going concern. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The Company’s future cash flow will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than in many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $38.3 million and $44.5 million at December 31, 2008 and December 31, 2007, respectively. Average DSO, net of discontinued operations, was approximately 51 days and 57 days at December 31, 2008 and December 31, 2007, respectively. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”

     Net cash provided by operating activities increased from $32.5 million in 2007 to $35.4 million in 2008, an increase of $2.9 million. Net cash used in investing activities increased from $15.6 million in 2007 to $20.8 million in 2008, an increase of $5.2 million, which relates primarily to an increase in additions to property and equipment, partially offset by proceeds related to sale of nursing facility. Net cash used in financing activities decreased from $12.7 million in 2007 to $12.1 million in 2008, a decrease of $0.6 million. The decrease is primarily attributable to a decrease in principal payments on long-term debt and capital leases.
Contractual Obligations and Commercial Commitments
     The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of December 31, 2008:

	Total	2009	2010	2011	2012	2013 & thereafter
Debt and capital leases	$234,310,000	$234,259,000	$47,000	$4,000	$—	$—

Interest on debt and capital leases	7,850,000	7,849,000	1,000	—	—	—

Operating lease obligations	12,251,000	6,318,000	3,965,000	1,475,000	384,000	109,000

Total contractual cash obligations	$254,411,000	$248,426,000	$4,013,000	$1,479,000	$384,000	$109,000

     Debt is comprised entirely of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured debt, defined as cash in excess of $7.0 million at the end of the Company’s fiscal year. The Company anticipates a payment of $6.5 million due on March 31, 2009 based on the Company’s cash balance at December 31, 2008.
     Interest on the debt in the above table is calculated assuming Excess Cash Flow payments are made as discussed previously. Capital leases consist primarily of leases of office and computer equipment. Operating leases are non-cancelable leases on certain vehicles and buildings.
     At December 31, 2008 the Company had no off-balance sheet commitments or guarantees outstanding.
     At December 31, 2008 the Company had one letter of credit for $250,000 which expires in January 2010. The letter of credit secures the Company’s obligations with respect to its professional liability insurance. The letter of credit is secured by a certificate of deposit, which is included in restricted cash.

Recently Issued Accounting Standards
     In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations,” and FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51.” Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141(R) will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting Statements 141(R) and 160 on its financial position and results of operations.
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect adoption to have a material impact on its financial position and results of operations.
Recently Adopted Accounting Standards
     On January 1, 2008, the Company adopted the provisions FASB Statement No. 157, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Statement 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of Statement 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
     On January 1, 2009, the Company will be required to apply the provisions of Statement 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is in the process of evaluating the impact, if any, of applying these provisions on its financial position and results of operations.
     In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which was effective immediately. FSP FAS 157-3 clarifies the application of Statement 157 in cases where the market for a financial instrument is not active and provides an example to illustrate key considerations in determining fair value in those circumstances. The Company has considered the guidance provided by FSP FAS 157-3 in its determination of estimated fair values during 2008.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is not subject to material interest rate sensitivity since the Approved Plan provides for a fixed interest rate for both the $233.6 million secured debt and the Company’s unsecured debt. Interest expense associated with other debts would not materially impact the Company as most of those interest rates are fixed. The Company does not own and is not a party to any market risk sensitive instruments.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Financial statements are contained on pages F-61 through F-95 of this Report and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A(T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2008. Based on such evaluation, such officers have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the CEO and the CFO, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
     Information concerning directors, executive officers, and corporate governance of the Company is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2009 annual meeting of stockholders of the Company.
ITEM 11. EXECUTIVE COMPENSATION
     Executive compensation information is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2009 annual meeting of stockholders of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The equity compensation plan information and the security ownership of certain beneficial owners and management information are incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2009 annual meeting of stockholders of the Company.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information concerning certain relationships, related transactions, and director independence, of the Company is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2009 annual meeting of stockholders of the Company.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information concerning the Company’s principal accounting fees and services is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2009 annual meeting of stockholders of the Company.

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

Date: March 5, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henry T. Blackstock	Director	March 5, 2009

Henry T. Blackstock

/s/ Joseph F. Furlong, III	Director, President, and	March 5, 2009
Joseph F. Furlong, III	Chief Executive Officer

/s/ Donald R. Millard	Director	March 5, 2009
Donald R. Millard

/s/ William C. O’Neil	Director	March 5, 2009
William C. O’Neil

/s/ W. Wayne Woody	Director	March 5, 2009
W. Wayne Woody

American HomePatient, Inc. and Subsidiaries
Consolidated Financial Statements
As of December 31, 2008 and 2007 and for each of the years in the three year period ended December 31, 2008
Together with Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have audited the accompanying consolidated balance sheets of American HomePatient, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II- Valuation and Qualifying Accounts as of December 31, 2008. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American HomePatient, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has a net capital deficiency and has a net working capital deficiency resulting from $233.6 million of debt that matures on August 1, 2009 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Nashville, Tennessee
March 5, 2009

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$13,488,000	$11,018,000
Restricted cash	250,000	250,000
Accounts receivable, less allowance for doubtful accounts of $5,869,000 and $11,822,000, respectively	39,061,000	45,142,000
Inventories, net of inventory valuation allowances of $577,000 and $639,000, respectively	10,789,000	11,616,000
Prepaid expenses and other current assets	9,863,000	13,099,000

Total current assets	73,451,000	81,125,000

Property and equipment	134,603,000	151,970,000
Less accumulated depreciation and amortization	(102,561,000)	(111,239,000)

Property and equipment, net	32,042,000	40,731,000

Goodwill	122,093,000	122,093,000
Investment in joint ventures	8,704,000	8,447,000
Other assets	18,236,000	17,732,000

Total other assets	149,033,000	148,272,000

TOTAL ASSETS	$254,526,000	$270,128,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT	2008	2007
CURRENT LIABILITIES:
Current portion of debt and capital leases	$234,259,000	$8,221,000
Accounts payable	11,989,000	16,558,000
Other payables	878,000	1,092,000
Short-term notes payable	—	274,000
Deferred revenue	6,261,000	6,265,000
Accrued expenses:
Payroll and related benefits	10,302,000	9,151,000
Insurance, including self-insurance accruals	5,531,000	5,778,000
Other	1,563,000	8,940,000

Total current liabilities	270,783,000	56,279,000

NONCURRENT LIABILITIES:
Debt and capital leases, less current portion	51,000	236,189,000
Deferred tax liability	7,841,000	3,474,000
Other noncurrent liabilities	8,000	51,000

Total noncurrent liabilities	7,900,000	239,714,000

Total liabilities	278,683,000	295,993,000

MINORITY INTEREST	462,000	550,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 shares	176,000	176,000
Additional paid-in capital	176,788,000	175,506,000
Accumulated deficit	(201,583,000)	(202,097,000)

Total shareholders’ deficit	(24,619,000)	(26,415,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$254,526,000	$270,128,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
REVENUES:
Sales and related service revenues, net	$104,520,000	$122,274,000	$134,648,000
Rental revenues, net	162,334,000	170,753,000	187,120,000

Total revenues, net	266,854,000	293,027,000	321,768,000

EXPENSES:
Cost of sales and related services	56,612,000	70,601,000	84,322,000
Cost of rentals and other revenues, including rental equipment depreciation of $26,085,000, $31,055,000, and $29,851,000, respectively	34,682,000	41,412,000	45,106,000
Operating expenses	132,931,000	140,028,000	150,559,000
Bad debt expense	4,635,000	8,164,000	10,771,000
General and administrative	19,841,000	19,194,000	18,052,000
Depreciation, excluding rental equipment, and amortization	4,102,000	3,361,000	3,598,000
Interest expense, net	15,618,000	15,828,000	17,162,000
Other income, net	(1,040,000)	(2,249,000)	(335,000)
Change of control (income) expense	(77,000)	5,637,000	—

Total expenses	267,304,000	301,976,000	329,235,000

Earnings from unconsolidated joint ventures	6,201,000	5,754,000	5,373,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	5,751,000	(3,195,000)	(2,094,000)

Reorganization expense	—	—	291,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,751,000	(3,195,000)	(2,385,000)

Provision for income taxes	5,054,000	4,097,000	348,000

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$697,000	$(7,292,000)	$(2,733,000)

DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations, including gain on disposal of assets of $3,001,000 in 2007, net of tax	(183,000)	1,770,000	146,000

NET INCOME (LOSS)	$514,000	$(5,522,000)	$(2,587,000)

NET INCOME (LOSS) PER COMMON SHARE - BASIC
Income (loss) from continuing operations	$0.04	$(0.41)	$(0.16)
(Loss) income from discontinued operations	(0.01)	0.10	0.01

NET INCOME (LOSS) PER COMMON SHARE - BASIC	0.03	(0.31)	(0.15)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED
Income (loss) from continuing operations	$0.04	$(0.41)	$(0.16)
(Loss) income from discontinued operations	(0.01)	0.10	0.01

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	0.03	(0.31)	(0.15)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	17,573,000	17,573,000	17,543,000

- Diluted	17,741,000	17,573,000	17,543,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Common Stock		Additional	Accumulated
	Shares	Amount	paid-in Capital	Deficit	Total
BALANCE, December 31, 2005	17,388,000	174,000	174,113,000	(186,743,000)	(12,456,000)

SAB 108 cumulative adjustment	—	—	—	(7,245,000)	(7,245,000)
Issuance of shares through exercise of employee stock options including tax benefits	185,000	2,000	342,000	—	344,000
Non-cash compensation expense for stock options	—	—	628,000	—	628,000
Net loss and comprehensive loss	—	—	—	(2,587,000)	(2,587,000)

BALANCE, December 31, 2006	17,573,000	176,000	175,083,000	(196,575,000)	(21,316,000)

Non-cash compensation expense for stock options	—	—	698,000	—	698,000
Non-cash change of control expense	—	—	(275,000)	—	(275,000)
Net loss and comprehensive loss	—	—	—	(5,522,000)	(5,522,000)

BALANCE, December 31, 2007	17,573,000	$176,000	$175,506,000	$(202,097,000)	$(26,415,000)

Non-cash compensation expense for stock options	—	—	391,000	—	391,000
Non-cash change of control income	—	—	891,000	—	891,000
Net income and comprehensive income	—	—	—	514,000	514,000

BALANCE, December 31, 2008	17,573,000	$176,000	$176,788,000	$(201,583,000)	$(24,619,000)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$514,000	$(5,522,000)	$(2,587,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change of control (income) expense	(77,000)	5,637,000	—
Gain on sale of nursing agency	—	(3,001,000)	—
Gain on sale of infusion branch	(2,000)	—	—
Deferred tax expense	4,367,000	3,474,000	—
Depreciation and amortization	30,187,000	34,440,000	33,487,000
Bad debt expense	4,635,000	9,240,000	10,829,000
Stock compensation expense	391,000	698,000	628,000
Equity in earnings of unconsolidated joint ventures	(4,304,000)	(3,852,000)	(3,495,000)
Minority interest	408,000	390,000	421,000
Reorganization items	—	—	291,000
Reorganization items paid	—	—	(296,000)

Change in assets and liabilities, net of effects of acquisitions and dispositions:
Restricted cash	—	400,000	—
Accounts receivable	1,446,000	87,000	(9,249,000)
Inventories	506,000	691,000	1,909,000
Prepaid expenses and other current assets	3,236,000	(8,669,000)	4,244,000
Deferred revenue	(4,000)	(832,000)	(148,000)
Accounts payable, other payables and accrued expenses	(9,003,000)	(3,048,000)	(3,123,000)
Other assets and liabilities	(997,000)	(1,724,000)	(1,185,000)
Due to unconsolidated joint ventures, net	4,047,000	4,096,000	2,932,000

Net cash provided by operating activities	35,350,000	32,505,000	34,658,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment, net (See Note 9)	(21,126,000)	(17,968,000)	(25,189,000)
Proceeds from sale of nursing agency, net	—	2,757,000	—
Proceeds from sale of infusion branch	338,000	—	—
Cash paid for acquisitions	—	(407,000)	—

Net cash used in investing activities	$(20,788,000)	$(15,618,000)	$(25,189,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Continued)

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(496,000)	$(458,000)	$(438,000)
Proceeds from exercise of employee stock options	—	—	457,000
Principal payments on long-term debt and capital leases	(11,322,000)	(12,223,000)	(743,000)
Proceeds on short-term note payable	—	3,520,000	606,000
Principal payments on short-term note payable	(274,000)	(3,494,000)	(4,163,000)
Payment for OIG settlement	—	—	(2,000,000)
Payment of warrants	—	—	(846,000)

Net cash used in financing activities	(12,092,000)	(12,655,000)	(7,127,000)

INCREASE IN CASH AND CASH EQUIVALENTS	2,470,000	4,232,000	2,342,000

CASH AND CASH EQUIVALENTS, beginning of year	11,018,000	6,786,000	4,444,000

CASH AND CASH EQUIVALENTS, end of year	$13,488,000	$11,018,000	$6,786,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$16,443,000	$16,884,000	$18,304,000

Cash payments of income taxes	$657,000	$610,000	$569,000

Non-Cash Activity:
Capital leases entered into for property and equipment and changes in accounts payable related to purchases of property and equipment	$63,000	$5,311,000	$1,551,000
Write-off of related notes receivable and notes payable	$—	$—	$570,000
Change of control:
Other liabilities	$968,000	$5,912,000	$—
Additional paid-in capital	$891,000	$(275,000)	$—

Supplemental Disclosure of Investing Activities:
Disposition:
Gain on sale	$2,000	$3,001,000	$—
Inventories sold	321,000	16,000	—
Property and equipment, net, sold	15,000	50,000	—
Promissory note received from sale of nursing agency	—	(310,000)	—

Proceeds from sale	$338,000	$2,757,000	$—

Acquisition:
Rental equipment acquired	$—	$113,000	$—
Inventory acquired	—	35,000	—
Goodwill acquired	—	259,000	—

Cash paid for acquisition	$—	$407,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
1.	ORGANIZATION AND BACKGROUND

American HomePatient, Inc. and subsidiaries (the “Company” or “American HomePatient”) provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. As of December 31, 2008, the Company provides these services to patients, primarily in the home, through 242 centers in 33 states.

2.	GOING CONCERN AND LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has long-term debt of $233.6 million (the “Secured Debt”) at December 31, 2008, which is due August 1, 2009, as evidenced by a promissory note to the Company’s lenders (the “Lenders”) under a previous senior debt facility that is secured by substantially all of the Company’s assets. Highland Capital Management, L.P. holds a majority of the Secured Debt. The Secured Debt consists entirely of amounts owed to the Lenders and is due to be repaid in full August 1, 2009. The Company currently estimates that approximately $226.4 million will be due to the Lenders at that time, and this entire amount is included in current portion of long-term debt and capital leases at December 31, 2008. The Company will not be able to repay this debt at or prior to maturity from cash flow from operations and existing cash. As a result, the Company will need to refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. From time to time, the Company has had discussions with various parties concerning strategic alternatives, including refinancing the secured debt. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will be difficult or impossible to achieve. There can be no assurance that any of the Company’s efforts to address the impending debt maturity can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to address the impending debt maturity. In the event of a failure to repay the debt at maturity, the Company’s Lenders would have the right to foreclose on substantially all assets of the Company, and this likely would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock.

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

In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (R) Consolidation of Variable Interest Entities (“FIN 46 R”) and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46 (R). The Company has not identified any variable interest entities at December 31, 2008 or 2007, for which consolidation is required.

Revenues

The Company’s principal business is to provide home health care services and products to patients, primarily in the home. Approximately 60% of the Company’s revenues in 2008, and 61% of the Company’s revenue in 2007 and 2006 are from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon fixed rates. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Revenues are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as a reduction to revenue in the period known.

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

The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,
	2008	2007	2006
Home respiratory therapy services	81%	78%	75%
Home infusion therapy services	10	11	12
Home medical equipment and home health supplies	9	11	13

Total	100%	100%	100%

Cash Equivalents

Cash equivalents at December 31, 2008 and 2007 consist of overnight repurchase agreements with an original term of less than three months. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2008 and 2007 consists of one certificate of deposit, which is used as collateral for a letter of credit associated with the Company’s professional liability insurance.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2008 and 2007 are primarily comprised of prepaid insurance premiums and include other deposits from which the Company expects to benefit within the next year. At December 31, 2008 and 2007, prepaid insurance premiums comprised $3,136,000 and $3,492,000 of prepaid expenses and other current assets, respectively.

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

During 2008 and 2007, the Company performed its annual impairment review of goodwill and concluded there was no impairment in either year per FASB Statement No. 142, “Goodwill and Other Intangible Assets” paragraph 19.

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures of nine companies are accounted for by the equity method. The Company would recognize an impairment when there is a loss in value in the equity method investment which is determined to be an other than temporary decline.

Other Assets

Other assets consist of deposits with vendors and lessors which total $9,116,000 and $8,473,000 as of December 31, 2008 and 2007, respectively. The Company also has other assets of $8,141,000 and $7,565,000 at December 31, 2008 and 2007, respectively, relating to life insurance arrangements that were recorded in connection with the prior acquisitions of certain home health care businesses and in connection with bonuses for employees. These assets are recorded at the amount to be received discounted over the remaining life expectancy of the insured. These amounts are reflected in other assets in the accompanying consolidated balance sheets.

Short-Term Notes Payable

Short-term notes payable of $274,000 at December 31, 2007 was comprised of borrowings to finance the Company’s insurance premiums for its general insurance policies for the policy year. There were no such borrowings at December 31, 2008.

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

There were 485,000 options granted during the first quarter ended March 31, 2008. The estimated fair value of these options was $0.76 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 97%; expected life of 5 years; and risk-free interest rate of 2.92%. There were 10,000 options granted on June 4, 2008. The estimated fair value of these options was $0.62 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 94%; expected life of 5 years; and risk-free interest rate of 3.26%. There were 30,000 options granted on June 9, 2008. The estimated fair value of these options was $0.67 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 94%; expected life of 5 years; and risk-free interest rate of 3.41%. There were no options granted during the third quarter ended September 30, 2008. There were 40,000 options granted on December 31, 2008. The estimated fair value of these options was $0.09 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 98%; expected life of 5 years; and risk-free interest rate of 1.55%.

The Company recognized $391,000 and $698,000 of stock-based compensation expense during the years ended December 31, 2008 and 2007, respectively.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of accounts receivable, inventory, goodwill, deferred tax assets and liabilities, and deferred revenue; the carrying amount of property and equipment; and the amount of self insurance accruals for healthcare, vehicle, and workers’ compensation claims. Actual results could differ from those estimates.

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Statement 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements (Note 6). FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of Statement 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

Additionally, the provisions of Statement 157 were not applied to fair value measurements of the Company’s reporting units (Step 1 of goodwill impairment tests performed under Statement 142) and nonfinancial assets and nonfinancial liabilities measured at fair value to determine the amount of goodwill impairment (Step 2 of goodwill impairment tests performed under Statement 142) (See Note 3).

On January 1, 2009, the Company will be required to apply the provisions of Statement 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is in the process of evaluating the impact, if any, of applying these provisions on its financial position and results of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which was effective immediately. FSP FAS 157-3 clarifies the application of Statement 157 in cases where the market for a financial instrument is not active and provides an example to illustrate key considerations in determining fair value in those circumstances. The Company has considered the guidance provided by FSP FAS 157-3 in its determination of estimated fair values during 2008.

Management utilizes quoted market prices or pricing information of similar instruments to estimate the fair value of financial instruments. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these items.

The fair value of debt at December 31, 2007 was approximately $232.1 million and was estimated by discounting the future cash flows of each debt instrument at estimated rates attainable by the Company for similar debt instruments of comparable maturities. The Company has determined that the fair value of its secured debt at December 31, 2008 cannot be estimated because of the impending August 1, 2009 maturity and because debt instruments of comparable terms and maturities are unavailable due to current conditions in the debt market.

Fair Value Option

Effective January 1, 2008, the Company adopted the provisions of FASB Statement No.159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement 159 gives the Company the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in earnings. Adoption of Statement 159 did not impact the Company’s financial position and results of operations.

Recently Issued Accounting Standards

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations,” and FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51.” Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141(R) will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting Statements 141(R) and 160 on its financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect adoption to have a material impact on its financial position and results of operations.

4.	DISCONTINUED OPERATIONS

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

Since the Company exited its home nursing line of business, the Company has presented the nursing business as discontinued operations in 2008 and 2007, with comparable presentation for prior years.

5.	CHANGE OF CONTROL

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

The Company also established an irrevocable trust in the second quarter of 2007 to pay the various components of the change of control obligation. During the remainder of 2007, the Company reduced the change of control expense and related liability by $1.0 million due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of December 31, 2007. This decrease in expense is the result of a decline in the market value of the Company’s common stock at December 31, 2007.

On December 21, 2007, Mr. Furlong’s employment agreement was amended. Per the terms of the amendment, Mr. Furlong received a $3.3 million lump sum payment on January 4, 2008 to induce him to continue his employment with the Company. This payment was made from the irrevocable trust and reduced the Company’s change of control liability. The payment was in lieu of certain amounts Mr. Furlong would otherwise be entitled to under the amended employment agreement if his employment with the Company had terminated. On May 1, 2008, as required for federal and state payroll tax purposes, the Company withheld for remittance to tax authorities approximately $1.5 million. This was the entire amount due to be reimbursed by the Company to Mr. Furlong for the tax liabilities he incurred in connection with the compensation he received following the change of control as stipulated in his amended employment agreement. The tax liabilities were related to federal excise taxes due on the lump sum payment pursuant to IRS Section 280G. This payment was primarily made from the irrevocable trust. The amended employment agreement also stipulates that all of Mr. Furlong’s stock options shall be deemed vested and exercisable as of January 2, 2008, and caps the potential buyout of outstanding options at $1.4 million. The $1.4 million is maintained in the irrevocable trust until these options expire or until 90 days after Mr. Furlong’s termination, whichever occurs first. In addition, the amendment stipulates the Company will pay for office administrative expenses for up to 6 months after termination instead of up to one year as originally agreed. The amendment also stipulates that certain insurance shall be continued after termination only until January 1, 2011.

During the year ended December 31, 2008, the Company reduced its change of control expense by $77,000, primarily due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of December 31, 2008. This decrease in expense is the result of a decline in market value of the Company’s common stock from December 31, 2007 to December 31, 2008. At December 31, 2008 and December 31, 2007, the irrevocable trust had a balance of $1.4 million and $6.4 million, respectively, and was reflected in prepaid expenses and other current assets on the consolidated balance sheets.

6.	FAIR VALUE MEASUREMENTS AND FAIR VALUE OPTION

The Company adopted Statement 157 on January 1, 2008 for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.
The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The following is a description of the valuation methodology used for financial assets measured at fair value, including the general classification of such assets pursuant to the valuation hierarchy.

Money Market Accounts - The Company currently has overnight purchase agreements and an irrevocable trust that are primarily invested in money market funds. These items are classified as Level 1 because fair value is determined by quoted market prices in an active market.

7.	INVESTMENT IN JOINT VENTURES

The Company owns 50% of nine home health care businesses, and 70% of two home health care businesses as of December 31, 2008 and 2007 (the “Joint Ventures”). The remaining ownership percentage of each joint venture is owned by local hospitals or other investors within the same community. Under management agreements, the Company is responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The operations of the two 70% owned joint ventures are consolidated with the operations of the Company. The operations of the nine 50% owned joint ventures are not consolidated with the operations of the Company and are accounted for by the Company under the equity method of accounting.

The Company provides accounting and receivable billing services to the joint ventures. The joint ventures are charged for their share of such costs based on contract terms. The Company’s earnings from unconsolidated joint ventures include equity in earnings of 50% owned joint ventures, management fees and fees for accounting and receivable billing services. Management fees and fees for accounting and receivable billing services were approximately $1,897,000, $1,902,000, and $1,877,000 for 2008, 2007, and 2006, respectively. The Company’s investment in unconsolidated joint ventures includes notes receivable from joint ventures totaling $582,000 as of December 31, 2008 and notes payable to joint ventures totaling $104,000 as of December 31, 2007. Minority interest represents the outside partners’ 30% ownership interests in the consolidated joint ventures, and totals $462,000 and $550,000 as of December 31, 2008 and 2007, respectively.

Summarized unaudited financial information of all 50% owned joint ventures at December 31, 2008 and 2007 and for each of the years in the three year period ending December 31, 2008 is as follows:

	2008	2007	2006
Cash	$5,343,000	$4,830,000
Accounts receivable, net	4,947,000	4,651,000
Property and equipment, net	3,683,000	4,527,000
Other assets	3,233,000	3,639,000

Total assets	$17,206,000	$17,647,000

Accounts payable and accrued expenses	$1,283,000	$856,000
Partners’ capital	15,923,000	16,791,000

Total liabilities and partners’ capital	$17,206,000	$17,647,000

Net sales and rental revenues	$35,511,000	$35,969,000	$34,823,000
Cost of sales and rentals, including rental depreciation	9,632,000	9,409,000	10,230,000
Operating and management fees	16,938,000	18,683,000	17,435,000
Depreciation, excluding rental equipment, amortization and interest expense	143,000	169,000	175,000

Total expenses	26,713,000	28,261,000	27,840,000

Pre-tax income	$8,798,000	$7,708,000	$6,983,000

8.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable consist of the following components:

	December 31,
	2008	2007
Patient receivables:
Medicare and related copay portions	$16,764,000	$21,273,000
All other, principally commercial insurance companies, and related copay portions	27,389,000	35,098,000

	44,153,000	56,371,000

Other receivables, principally due from vendors and former owners of acquired businesses	777,000	593,000

Total accounts receivable	44,930,000	56,964,000

Less: Allowance for doubtful accounts	5,869,000	11,822,000

Accounts receivable, net	$39,061,000	$45,142,000

Of the patient receivables, $6.5 million and $8.6 million are unbilled as of December 31, 2008 and 2007, respectively.

9.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2008	2007
Land	51,000	51,000
Buildings and improvements	4,909,000	4,789,000
Rental equipment	90,658,000	108,570,000
Furniture, fixtures and equipment	38,793,000	38,126,000
Delivery equipment	192,000	434,000

	$134,603,000	$151,970,000

Property and equipment under capital leases are included under the various equipment categories. As of December 31, 2008 and 2007, gross property held under capital leases totals $8,371,000 and $7,073,000, respectively, and related accumulated amortization was $6,788,000 and $2,861,000, respectively.

Rental equipment is net of valuation allowances of $890,000 and $1,259,000 at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, respectively, accumulated depreciation includes $64,889,000 and $74,398,000 of accumulated depreciation related to rental equipment.

Additions to property and equipment consist primarily of medical equipment rented to patients, computer equipment, office equipment, leasehold improvements, and furniture and fixtures. Additions to property and equipment, net, were $21.1 million, $18.0 million, and $25.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. In addition to these cash outlays, the Company also acquired equipment by entering into capital leases of $1.2 million, $5.4 million, and $1.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

10.	GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2006	$121,834,000
Acquisition	259,000

Balance at December 31, 2007 and 2008	$122,093,000

In October 2007, the Company purchased certain assets of a home medical equipment business.

11.	DEBT AND CAPITAL LEASES

At December 31, 2008 and 2007 debt and capital lease obligations consist of the following:

	December 31,
	2008	2007
Debt which is secured by substantially all assets of the Company and is due August 1, 2009. As a result of the Approved Plan, the secured debt bears interest at 6.785%, payable monthly.	$233,569,000	$242,742,000

Capital lease obligations, monthly payments until 2011	741,000	1,668,000

Total debt and capital leases	234,310,000	244,410,000
Less: current portion	(234,259,000)	(8,221,000)

Debt and capital leases, less current portion	$51,000	$236,189,000

The Approved Plan provides that principal is payable annually on the $233.6 million secured debt on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined in the Approved Plan as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year, with an estimated prepayment due on each previous September 30 in an amount equal to one-half of the anticipated March payment. The Company initially estimated having Excess Cash Flow at December 31, 2007 of $9.0 million. On October 1, 2007, the Company made a payment of $4.5 million, which was one-half of the estimated 2007 Excess Cash Flow. The Company’s remaining Excess Cash Flow payment due after computing the actual 2007 Excess Cash Flow was $4.0 million, which was paid on March 31, 2008. On September 30, 2008, the Company made a payment of $5.0 million, which was one-half of the estimated 2008 Excess Cash Flow. Based on the Company’s current estimated cash balance at December 31, 2008, the Company anticipates an additional Excess Cash Flow payment of $6.5 million will be paid on March 31, 2009.

Capital Leases

The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases beginning January 1, 2009 are as follows:

2009	$694,000
2010	48,000
2011	3,000

745,000
Less amounts representing interest ranging from 0.8% to 7.1%	(4,000)

$741,000

12.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has noncancelable operating leases on certain land, vehicles, buildings and equipment. Some of the leases contain renewal options and require the Company to pay all executory costs such as maintenance. The Company accounts for operating leases on a straight-line basis over the base term of the leases, with the difference between actual lease payments and straight-line expenses over the lease term included in deferred rent. The minimum future rental commitments on noncancelable operating leases (with initial or remaining lease terms in excess of one year), net of sublease proceeds, for the next five years and thereafter beginning January 1, 2009 are as follows:

	Minimum Lease	Sublease	Net Lease
	Payments	Proceeds	Commitments
2009	$6,318,000	$(145,000)	$6,173,000
2010	3,965,000	(104,000)	3,861,000
2011	1,475,000	(65,000)	1,410,000
2012	384,000	—	384,000
2013	109,000	—	109,000

	$12,251,000	$(314,000)	$11,937,000

Rent expense for all operating leases was approximately $12,110,000, $13,591,000, and $14,639,000 in 2008, 2007, and 2006, respectively.

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

Employment and Consulting Agreements

The Company has employment agreements with certain members of management which provide for the payment to these members of amounts from one-half to two times their annual compensation in the event of a termination without cause, a constructive discharge (as defined in the employment agreements) or upon a change in control of the Company (as defined in the employment agreements). The terms of such agreements automatically renew for one year. The maximum contingent liability under these agreements at December 31, 2008 is approximately $4,710,000.

Self-Insurance

Self-insurance accruals primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance, vehicle liability, commercial general and professional liability insurance. The Company is insured for workers’ compensation and vehicle liability but retains the first $250,000 of risk exposure for each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2008, 2007 and 2006, as such coverage was not economically available. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The estimated liability for workers’ compensation claims totaled approximately $3,113,000 and $3,084,000 as of December 31, 2008 and 2007, respectively. The estimated liability for vehicle claims totaled approximately $1,153,000 and $1,001,000 as of December 31, 2008 and 2007, respectively. The estimated total liability for commercial general and professional liability claims was $493,000 and $762,000 as of December 31, 2008 and 2007, respectively. The Company utilizes analyses prepared by a third-party administrator based on historical claims information to determine the required accrual and related expense associated with workers’ compensation, vehicle liability, commercial general and professional liability insurance. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by the third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis. In addition, an aggregating specific deductible must be satisfied in the amount of $140,000 before stop loss insurance would apply. The Company has also maintained an annual aggregate stop loss coverage of $12.6 million for 2008. The health insurance policies are limited to maximum lifetime reimbursements of $2,000,000 per person for 2008, 2007 and 2006. The estimated liability for health insurance claims totaled $775,000 and $931,000 and as of December 31, 2008 and 2007, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred but unpaid reported claims and for incurred but not yet reported claims based upon its assessment of lag time in reporting and paying claims.

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

The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. As of December 31, 2008 and 2007, the Company maintained cash collateral balances of $6.7 million and $6.0 million, respectively, which is included in other assets.

Letters of Credit

At December 31, 2008, the Company had one letter of credit for $250,000 which expires in January 2010. The letter of credit secures the Company’s obligations with respect to its professional liability insurance. The letter of credit is secured by a certificate of deposit, which is included in restricted cash.

401K Retirement Savings Plan

The Company maintains a 401k Retirement Savings Plan (the “401k”), administered by Massachusetts Mutual Life Insurance Company, to provide a tax deferred retirement savings plan to its employees. To qualify, employees must be at least 21 years of age, with twelve months of continuous employment and must work at least twenty hours per week. Employees may contribute up to 100% of their compensation, not exceeding a limit set annually by the Internal Revenue Service. The Company matches 25% of the first 3% of employee contributions. For the years ended December 31, 2008, 2007, and 2006, expense of $281,000, $282,000, and $283,000, respectively, associated with the Company’s matching is included in the consolidated statements of operations.

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

13.	STAFF ACCOUNTING BULLETIN NO. 108 (SAB 108)

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

14.	SHAREHOLDERS’ EQUITY AND STOCK PLANS

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

An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2005	2,105,500	$5.16
Granted	570,000	3.25
Exercised	(185,000)	1.86
Canceled	(269,250)	18.13

Outstanding at December 31, 2006	2,221,250	3.45
Granted	525,000	1.63
Exercised	—	—
Canceled	(207,100)	9.14

Outstanding at December 31, 2007	2,539,150	2.61
Granted	525,000	1.02
Exercised	—	—
Canceled	(533,150)	5.45

Outstanding at December 31, 2008	2,531,000	$1.68

There were no stock options exercised in 2007 or 2008. At December 31, 2008, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average of 1.5 years.

		Weighted
		Average
		Grant-date
Nonvested Options	Options	Fair Value
Balance at December 31, 2006	730,000	$2.52
Granted	525,000	1.24
Vested	(681,250)	1.98
Forfeited	(92,500)	1.97

Balance at December 31, 2007	481,250	1.82
Granted	525,000	0.75
Vested	(217,084)	2.04
Forfeited	(31,000)	1.71

Balance at December 31, 2008	758,166	$1.02

Options granted under the 1991 Plan as of December 31, 2008 have the following characteristics:

							Weighted
							Average
							Exercise
				Weighted			Price of	Weighted
				Average		Options	Options	Average
			Weighted	Remaining		Exercisable	Exercisable	Remaining
			Average	Contractual	Aggregate	at	at	Contractual	Aggregate
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Dec. 31,	Dec. 31,	Life in	Intrinsic
Grant	Outstanding	Prices	Price	Years	Value	2008	2008	Years	Value
1999	200,000	$0.56	$0.56	0.86	—	200,000	$0.56	0.86	—
2000	220,000	$0.17 to $0.30	$0.18	1.85	—	220,000	$0.18	1.85	—
2004	450,000	$1.31 to $1.80	$1.64	5.39	—	450,000	$1.64	5.39	—
2005	170,000	$2.21 to $3.55	$2.97	6.10	—	170,000	$2.97	6.10	—
2006	470,000	$0.61 to $3.30	$3.24	7.14	—	391,667	$3.27	7.14	—
2007	496,000	$1.25 to $2.40	$1.63	8.24	—	341,167	$1.62	8.22	—
2008	525,000	$0.85 to $1.03	$1.02	9.18	—	—	$—	—	—

	2,531,000				$—	1,772,834			$—

Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a four year vesting period and expire in ten years. Options granted in 2007 have a three year vesting period and expire in ten years. Options granted in 2008 have a three year vesting period and expire in ten years. As of December 31, 2008, shares available for future grants of options under the 1991 Plan total 515,109.

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

An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2005	424,000	$1.99
Granted	50,000	1.40
Exercised	—	—
Canceled	(6,000)	26.25

Outstanding at December 31, 2006	468,000	1.62
Granted	40,000	1.12
Exercised	—	—
Canceled	(6,000)	21.06

Outstanding at December 31, 2007	502,000	1.35
Granted	40,000	0.12
Exercised	—	—
Canceled	(6,000)	1.69

Outstanding at December 31, 2008	536,000	$1.25

Options granted under the 1995 Plan as of December 31, 2008 have the following characteristics:

				Weighted		Weighted
				Average		Average
			Weighted	Remaining		Exercise
			Average	Contractual		Price of	Aggregate
Year of	Options	Exercise	Exercise	Life in	Options	Options	Intrinsic
Grant	Outstanding	Prices	Price	Years	Exercisable	Exercisable	Value
1999	6,000	$0.53	$0.53	1.00	6,000	$0.53	—
2000	140,000	$0.20 to $0.30	$0.26	1.61	140,000	$0.26	—
2001	15,000	$0.75	$0.75	3.00	15,000	$0.75	—
2002	15,000	$0.15	$0.15	4.00	15,000	$0.15	—
2003	80,000	$1.29	$1.29	5.00	80,000	$1.29	—
2004	100,000	$1.18 to $3.46	$2.32	5.71	100,000	$2.32	—
2005	50,000	$3.27	$3.27	7.00	50,000	$3.27	—
2006	50,000	$1.40	$1.40	8.00	50,000	$1.40	—
2007	40,000	$1.12	$1.12	9.00	40,000	$1.12	—
2008	40,000	$0.12	$0.12	10.00	40,000	$0.12	800

	536,000				536,000		$800

Options granted under the 1995 Plan as of December 31, 2007 have the following characteristics:

				Weighted		Weighted
				Average		Average
			Weighted	Remaining		Exercise
			Average	Contractual		Price of	Aggregate
Year of	Options	Exercise	Exercise	Life in	Options	Options	Intrinsic
Grant	Outstanding	Prices	Price	Years	Exercisable	Exercisable	Value
1998	6,000	$1.69	$1.69	1.00	6,000	$1.69	$—
1999	6,000	$0.53	$0.53	2.00	6,000	$0.53	3,120
2000	140,000	$0.20 to $0.30	$0.26	2.62	140,000	$0.26	110,800
2001	15,000	$0.75	$0.75	4.00	15,000	$0.75	4,500
2002	15,000	$0.15	$0.15	5.00	15,000	$0.15	13,500
2003	80,000	$1.29	$1.29	6.00	80,000	$1.29	—
2004	100,000	$1.18 to $3.46	$2.32	6.72	100,000	$2.32	—
2005	50,000	$3.27	$3.27	8.00	50,000	$3.27	—
2006	50,000	$1.40	$1.40	9.00	50,000	$1.40	—
2007	40,000	$1.12	$1.12	10.00	40,000	$1.12	—

	502,000				502,000		$131,920

The Directors’ options are fully vested upon issuance and expire ten years from date of issuance.

Preferred Stock

The Company’s certificate of incorporation was amended in 1996 to authorize the issuance of up to 5,000,000 shares of preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each such series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations or restrictions thereof. As of December 31, 2008, no preferred shares have been issued.

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

For the years ended December 31, 2008, 2007 and 2006, approximately 2,737,000, 1,310,000, and 1,391,000 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

15.	INCOME TAXES

The provision (benefit) for income taxes is comprised of the following components:

	For the Years Ended December 31,
	2008	2007	2006
Current
Federal	$—	$—	$—
State	687,000	623,000	348,000

	687,000	623,000	348,000

Deferred
Federal	3,919,000	3,116,000	—
State	448,000	358,000	—

	4,367,000	3,474,000	—

Provision for income taxes	$5,054,000	$4,097,000	$348,000

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income from operations before income taxes is attributable to the following:

	For the Years Ended December 31,
	2008	2007	2006
Provision (benefit) for federal income taxes at statutory rate	$2,032,000	$(499,000)	$(784,000)
State income taxes, net of federal tax benefit	883,000	405,000	226,000
Valuation allowance	1,791,000	1,637,000	823,000
Other non-deductible expenses	348,000	2,554,000	83,000

Provision for income taxes	$5,054,000	$4,097,000	$348,000

The net deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Current deferred tax assets:
Allowance for doubtful accounts	$2,245,000	$4,551,000
Accrued liabilities and other	3,383,000	3,313,000

	5,628,000	7,864,000
Less valuation allowance	(5,628,000)	(7,864,000)

Net current deferred tax assets	$—	$—

Noncurrent deferred tax assets (liabilities):
Tax amortization in excess of financial reporting amortization	$(7,841,000)	$(3,474,000)
Financial reporting amortization in excess of tax amortization	171,000	240,000
Net operating loss carryforwards	65,319,000	62,582,000
Noncurrent asset valuation reserves	346,000	491,000
Financial reporting depreciation in excess of tax depreciation	5,589,000	4,734,000
Other	1,633,000	982,000

	65,217,000	65,555,000
Less valuation allowance	(73,058,000)	(69,029,000)

Net noncurrent deferred tax liabilities	$(7,841,000)	$(3,474,000)

Upon implementation of FASB Statement No. 142, “Goodwill and Other Intangible Assets” effective for the year ended December 31, 2002, amortization of the Company’s indefinite-life intangible assets, consisting of goodwill, ceased for financial statement purposes. As of December 31, 2006, the Company’s deferred tax asset relating to indefinite-life intangibles was $1.2 million, which was fully reserved by a valuation allowance. As a result of additional tax amortization during 2007 and 2008, this deferred tax asset relating to indefinite-life intangibles became a deferred tax liability of $3.5 million as of December 31, 2007 and $7.8 million as of December 31, 2008. The Company cannot determine when the reversal of the deferred tax liability relating to its indefinite-life intangible assets will occur, or whether such reversal would occur within the Company’s net operating loss carry-forward period. For the years ended December 31, 2008 and 2007, the Company recognized a non-cash charge totaling $4.4 million and $3.5 million, respectively, to income tax expense to increase the valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.

State income taxes were $0.7 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $138,650,000 prior to the expiration of the federal net operating loss carryforwards beginning in 2019. Taxable loss for the year ended December 31, 2008 is estimated to be $251,000 and the actual taxable loss for the year ended December 31, 2007 was $6,253,000. Based upon the historical taxable losses, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences; thus, the Company recorded a valuation allowance to fully reserve all net deferred tax assets as of December 31, 2008 and 2007. The increase in the valuation allowance in 2008 and 2007 was $1,793,000 and $1,636,000, respectively.

The Company adopted the provisions of FIN 48 on January 1, 2007 and has analyzed filing positions in all of the federal and state jurisdictions as of December 31, 2007, where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state income tax returns filed in Texas, Florida, New York, Pennsylvania, Arkansas, Ohio, Iowa and Tennessee as its “major” tax jurisdictions. The periods subject to examination for the Company’s federal return are the 2005 through 2007 tax years. The periods subject to examination for the Company’s state returns in major tax jurisdictions are years 2004 through 2007. As of December 31, 2008, there were no active federal, state or local income tax audits.

As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2007	$225,000
Increases for tax positions of prior years	1,141,000
Decreases for tax positions of prior years	—
Lapse of statute of limitations	(78,000)

Gross unrecognized tax benefits at December 31, 2007	$1,288,000
Increases for tax positions of prior years	44,000
Decreases for tax positions of prior years	—
Lapse of statute of limitations	(82,000)

Gross unrecognized tax benefits at December 31, 2008	$1,250,000

The Company had approximately $18,000 and $22,000 of accrued interest related to uncertain tax positions at December 31, 2008 and December 31, 2007, respectively. The total amount of unrecognized tax benefits that would affect the Company’s tax rate if recognized relates solely to certain state matters and is $158,000 and $196,000 as of December 31, 2008 and December 31, 2007, respectively.

On April 10, 2007, the acquisition of 5,368,982 shares of the Company’s common stock by Highland Capital resulted in an “ownership change” for purposes of Section 382 of the Internal Revenue Code. As a result, the future utilization of certain net operating loss carryforwards which existed at the time of the “ownership change” will be limited on an annual basis. The Company’s annual Section 382 federal limitation will be approximately $2.0 million, without consideration of the impact of the future potential recognition of built-in gains or losses as provided by Section 382. The Company is in the process of assessing the potential limitation of its state net operating loss carryforwards resulting from the ownership change but does not anticipate the limitation to be material.

16.	INSURANCE

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

The Company is insured for vehicle liability coverage for $1.0 million per accident; subject to a per claim deductible of $250,000. The Company is insured for workers compensation losses; subject to a per claim deductible of $250,000. The Company also provides accruals for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The differences between actual settlements and accruals are included in expense once a probable amount is known. The Company did not maintain annual aggregate stop-loss coverage for the years 2006, 2007 and 2008, as such coverage was not economically available.

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

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following are the Company’s 2008 and 2007 quarterly financial information (amounts in thousands, except per share data):

	First	Second	Third	Fourth	Full
2008	Quarter	Quarter	Quarter	Quarter	Year
Revenues, net	$69,214	$64,194	$65,641	$67,805	$266,854

Income (loss) from continuing operations before income taxes	1,824	(722)	1,596	3,053	5,751

Provision for income taxes	1,270	1,410	1,012	1,362	5,054

Net income (loss) from continuing operations	$554	$(2,132)	$584	$1,691	$697

Loss from discontinued operations,	—	—	—	(183)	(183)

Net income (loss)	$554	$(2,132)	$584	$1,508	$514

Net income (loss) per common share - Basic
Income (loss) from continuing operations	$0.03	$(0.12)	$0.03	$0.10	$0.04
Loss from discontinued operations	—	—	—	(0.01)	(0.01)

Net income (loss) per common share - Basic	$0.03	$(0.12)	$0.03	$0.09	$0.03

Net income (loss) per common share - Diluted
Income (loss) from continuing operations	$0.03	$(0.12)	$0.03	$0.10	$0.04
Loss from discontinued operations	—	—	—	(0.01)	(0.01)

Net income (loss) per common share - Diluted	$0.03	$(0.12)	$0.03	$0.09	$0.03

	First	Second	Third	Fourth	Full
2007	Quarter	Quarter	Quarter	Quarter	Year
Revenues, net	$76,933	$73,334	$71,291	$71,469	$293,027

Income (loss) from continuing operations before income taxes	1,236	(6,975)	1,333	1,211	(3,195)

Provision for income taxes	87	1,585	1,229	1,196	4,097

Net income (loss) from continuing operations	$1,149	$(8,560)	$104	$15	$(7,292)

(Loss) income from discontinued operations, including gain on disposal, net of tax	(76)	2,182	24	(360)	1,770

Net income (loss)	$1,073	$(6,378)	$128	$(345)	$(5,522)

Net income (loss) per common share - Basic
Income (loss) from continuing operations	$0.07	$(0.49)	$0.01	$—	$(0.41)
(Loss) income from discontinued operations	(0.01)	0.13	—	(0.02)	0.10

Net income (loss) per common share - Basic	$0.06	$(0.36)	$0.01	$(0.02)	$(0.31)

Net income (loss) per common share - Diluted
Income (loss) from continuing operations	$0.07	$(0.49)	$0.01	$—	$(0.41)
(Loss) income from discontinued operations	(0.01)	0.13	—	(0.02)	$0.10

Net income (loss) per common share - Diluted	$0.06	$(0.36)	$0.01	$(0.02)	$(0.31)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007 and 2006
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
	Balance at		Write-offs	Balance at
	Beginning	Bad Debt	Net of	End of
Description	of Period	Expense	Recoveries	Period

For the year ended December 31, 2008:	$11,822,000	$4,818,000	$10,771,000	$5,869,000

For the year ended December 31, 2007:	$17,076,000	$9,240,000	$14,494,000	$11,822,000

For the year ended December 31, 2006:	$15,964,000	$10,829,000	$9,717,000	$17,076,000

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated June 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.7	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2007).

10.1	Amended and Restated American HomePatient, Inc. 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed on April 5, 2004).

10.2	Amendment No. 1 to Amended and Restated American HomePatient, Inc. 1991 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 17, 2005).

10.3	1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit Number	Description of Exhibit

10.4	Amendment No. 1 to 1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.5	Amendment No. 2 to 1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on May 17, 2005).

10.6	Lease and addendum as amended dated October 25, 1995, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.7	Employment Agreement dated November 26, 2008 between the Company and Joseph F. Furlong, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2008).

10.8	Form of Promissory Note dated July 1, 2003, by American HomePatient, Inc. and certain of its direct and indirect subsidiaries (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9	Second Amended and Restated Assignment and Borrower Security Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10	Second Amended and Restated Assignment and Subsidiary Security Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11	Amended and Restated Borrower Partnership Security Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.12	Amended and Restated Subsidiary Partnership Security Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.13	Second Amended and Restated Borrower Pledge Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Description of Exhibit

10.14	Second Amended and Restated Subsidiary Pledge Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.15	Amended and Restated Concentration Bank Agreement dated July 1, 2003, by and between American HomePatient, Inc., PNC Bank, National Association, and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16	Second Amended and Restated Collection Bank Agreement dated July 1, 2003, by and between American HomePatient, Inc., PNC Bank, National Association, and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17	Employment Agreement effective January 21, 2005 between the Company and Stephen Clanton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2005).

10.18	Employment Agreement effective February 9, 2005 between the Company and Frank Powers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2005).

10.19	Amendment No. 1 to Employment Agreement effective November 10, 2006 between the Company and Stephen Clanton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 13, 2006).

10.20	Amendment No. 1 to Employment Agreement effective November 10, 2006 between the Company and Frank Powers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 13, 2006).

10.21	Amendment to lease dated April 5, 2006, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (attached hereto).

10.22	Offer Letter accepted by James P. Reichmann on June 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2007).

10.23	Confidentiality, Non-Competition and Severance Pay Agreement dated June 18, 2007 with James P. Reichmann (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 21, 2007).

10.24	Amendment No. 2 to Amended and Restated American HomePatient, Inc. 1991 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2008).

Exhibit Number	Description of Exhibit

21	Subsidiary List.

23	Consent of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.