Form 10-Q
period 2009-03-31
AMERICAN HOMEPATIENT INC
filed 2009-05-05
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
Yes ☐     No ☑
17,573,389
(Outstanding shares of the issuer’s common stock as of May 4, 2009)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,769,000	$13,488,000
Restricted cash	250,000	250,000
Accounts receivable, less allowance for doubtful accounts of $5,369,000 and $5,869,000, respectively	32,488,000	39,061,000
Inventories, net of inventory valuation allowances of $492,000 and $577,000, respectively	8,705,000	10,789,000
Prepaid expenses and other current assets	6,956,000	9,863,000

Total current assets	61,168,000	73,451,000

Property and equipment	131,703,000	134,603,000
Less accumulated depreciation and amortization	(100,865,000)	(102,561,000)

Property and equipment, net	30,838,000	32,042,000

Goodwill	122,093,000	122,093,000
Investment in joint ventures	7,956,000	8,704,000
Other assets	16,452,000	18,236,000

Total other assets	146,501,000	149,033,000

TOTAL ASSETS	$238,507,000	$254,526,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

	March 31,	December 31,
	2009	2008

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$227,755,000	$234,259,000
Accounts payable	11,932,000	11,989,000
Other payables	842,000	878,000
Deferred revenue	5,096,000	6,261,000
Accrued expenses:
Payroll and related benefits	5,372,000	10,302,000
Insurance, including self-insurance accruals	5,861,000	5,531,000
Other	1,926,000	1,563,000

Total current liabilities	258,784,000	270,783,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	38,000	51,000
Deferred tax liability	8,910,000	7,841,000
Other noncurrent liabilities	5,000	8,000

Total noncurrent liabilities	8,953,000	7,900,000

Total liabilities	267,737,000	278,683,000

SHAREHOLDERS’ DEFICIT
American HomePatient, Inc. shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 shares	176,000	176,000
Additional paid-in capital	176,869,000	176,788,000
Accumulated deficit	(206,751,000)	(201,583,000)

Total American HomePatient, Inc. shareholders’ deficit	(29,706,000)	(24,619,000)

Noncontrolling interests	476,000	462,000

Total shareholders’ deficit	(29,230,000)	(24,157,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$238,507,000	$254,526,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Sales and related service revenues, net	$24,178,000	$28,378,000
Rental revenues, net	34,133,000	40,836,000

Total revenues, net	58,311,000	69,214,000

EXPENSES:
Cost of sales and related services	12,961,000	14,318,000
Cost of rentals and other revenues, including rental equipment depreciation of $5,694,000 and $7,235,000, respectively	7,598,000	9,452,000
Operating expenses	31,582,000	34,205,000
Bad debt expense	1,228,000	1,349,000
General and administrative	5,126,000	4,782,000
Depreciation, excluding rental equipment, and amortization	993,000	1,079,000
Interest expense, net	3,866,000	3,905,000
Other expense (income)	14,000	(386,000)
Change of control income	(3,000)	(68,000)

Total expenses	63,365,000	68,636,000

Earnings from unconsolidated joint ventures	1,124,000	1,341,000

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(3,930,000)	1,919,000

Provision for income taxes	1,164,000	1,270,000

NET (LOSS) INCOME	$(5,094,000)	$649,000

Less: Net income attributable to the noncontrolling interests	$(74,000)	$(95,000)

NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN HOMEPATIENT, INC.	(5,168,000)	554,000

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO AMERICAN HOMEPATIENT, INC. COMMON SHAREHOLDERS
- Basic	$(0.29)	$0.03

- Diluted	$(0.29)	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	17,573,000	17,573,000

- Diluted	17,573,000	17,814,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,168,000)	$554,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change of control income	(3,000)	(68,000)
Gain on sale of infusion branch	(184,000)	—
Deferred tax expense	1,069,000	1,120,000
Depreciation and amortization	6,687,000	8,314,000
Bad debt expense	1,228,000	1,349,000
Stock compensation expense	90,000	55,000
Equity in earnings of unconsolidated joint ventures	(676,000)	(882,000)
Minority interest	74,000	95,000

Change in assets and liabilities:
Accounts receivable	5,345,000	2,454,000
Inventories	1,997,000	1,451,000
Prepaid expenses and other current assets	2,907,000	4,394,000
Deferred revenue	(1,165,000)	33,000
Accounts payable, other payables and accrued expenses	(3,744,000)	(8,502,000)
Other assets and liabilities	1,663,000	212,000
Due to unconsolidated joint ventures, net	1,424,000	1,788,000

Net cash provided by operating activities	11,544,000	12,367,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payments for additions to property and equipment, net	(4,804,000)	(4,008,000)
Proceeds from sale of infusion branch	271,000	—

Net cash used in investing activities	$(4,533,000)	$(4,008,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(60,000)	$(117,000)
Principal payments on long-term debt and capital leases	(7,670,000)	(5,004,000)
Principal payments on short-term note payable	—	(163,000)

Net cash used in financing activities	(7,730,000)	(5,284,000)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(719,000)	3,075,000

CASH AND CASH EQUIVALENTS, beginning of period	13,488,000	11,018,000

CASH AND CASH EQUIVALENTS, end of period	$12,769,000	$14,093,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$3,954,000	$4,163,000

Cash payments of income taxes	$76,000	$152,000

Non-Cash Activity:
Capital leases entered into for property and equipment	$1,153,000	$—
Changes in accounts payable related to purchases of property and equipment	$(592,000)	$742,000
Change of control:
Other liabilities	$6,000	$(403,000)
Additional paid-in capital	$(9,000)	$335,000

Supplemental Disclosure of Investing Activities:
Disposition of infusion branch:
Inventories sold	$87,000	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements of American HomePatient, Inc. and its subsidiaries (the “Company”) for the three months ended March 31, 2009 and 2008 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2009, its results of operations for the three months ended March 31, 2009 and 2008 and its cash flows for the three months ended March 31, 2009 and 2008.
The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the entire respective years. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
2. GOING CONCERN AND LIQUIDITY
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has long-term debt of $226.4 million (the “Secured Debt”) at March 31, 2009, which is due August 1, 2009, as evidenced by a promissory note to the Company’s lenders (the “Lenders”) under a previous senior debt facility that is secured by substantially all of the Company’s assets. Highland Capital Management, L.P. holds a majority of the Secured Debt. The Secured Debt consists entirely of amounts owed to the Lenders and is due to be repaid in full August 1, 2009. The Company currently estimates that $226.4 million will be due to the Lenders at that time, and this entire amount is included in current portion of long-term debt and capital leases at March 31, 2009. The Company will not be able to repay this debt at or prior to maturity from cash flow from operations and existing cash. As a result, the Company will need to refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. From time to time, the Company has had discussions with various parties concerning strategic alternatives, including refinancing the secured debt. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will be difficult or impossible to achieve, which raises substantial doubt about the ability to continue as a going concern. There can be no assurance that any of the Company’s efforts to address the impending debt maturity can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to address the impending debt maturity. In the event of a failure to repay the debt at maturity, the Company’s Lenders would have the right to foreclose on substantially all assets of the Company, and this likely would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock.
3. STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share-Based Payment,” using the modified prospective method. Under this method, compensation costs for fixed plan stock options are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense are calculated using the Black-Scholes option-pricing model. Allocation of compensation expense is made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility since the emergence from bankruptcy.
There were 415,000 options granted during the first quarter ended March 31, 2009. The estimated fair value of these options was $0.17 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 101%; expected life of 5 years; and risk-free interest rate of 2.06%. There were 485,000 options granted during the first quarter ended March 31, 2008. The estimated fair value of these options was $0.76 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 97%; expected life of 5 years; and risk-free interest rate of 2.92%.
The Company recognized $90,000 and $55,000 of stock-based compensation expense in the three months months ended March 31, 2009 and 2008, respectively.
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
An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2008	2,531,000	$1.68
Granted	415,000	0.22
Exercised	—	—
Canceled	—	—

Outstanding at March 31, 2009	2,946,000	$1.48

There were no stock options exercised during the three months ended March 31, 2009 or 2008. At March 31, 2009, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

		Weighted
		Average
		Grant-date
Nonvested Options	Options	Fair Value

Balance at December 31, 2008	758,166	$1.02
Granted	415,000	0.17
Vested	(293,666)	1.29
Forfeited	—	—

Balance at March 31, 2009	879,500	$0.53

Options granted under the 1991 Plan as of March 31, 2009 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	March 31,	March 31,	at March 31,	at March 31,
Grant	Outstanding	Prices	Price	Years	Value	2009	2009	2009	2009
1999	200,000	$0.56	$0.56	0.61	—	200,000	$0.56	0.61	—
2000	220,000	$0.17 to $0.30	$0.18	1.60	—	220,000	$0.18	1.60	—
2004	450,000	$1.31 to $1.80	$1.64	5.14	—	450,000	$1.64	5.14	—
2005	170,000	$2.21 to $3.55	$2.97	5.85	—	170,000	$2.97	5.85	—
2006	470,000	$0.61 to $3.30	$3.24	6.90	—	465,000	$3.27	6.90	—
2007	496,000	$1.25 to $2.40	$1.63	8.00	—	399,833	$1.62	7.97	—
2008	525,000	$0.85 to $1.03	$1.02	8.94	—	161,667	$1.03	8.92	—
2009	415,000	$0.22	$0.22	9.92	—	—	$0.22	9.92	—

	2,946,000				$—	2,066,500			$—

Options granted under the 1991 Plan as of December 31, 2008 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Dec. 31,	Dec. 31,	at Dec. 31,	at Dec. 31,
Grant	Outstanding	Prices	Price	Years	Value	2008	2008	2008	2008

1999	200,000	$0.56	$0.56	0.86	—	200,000	$0.56	0.86	—
2000	220,000	$0.17 to $0.30	$0.18	1.85	—	220,000	$0.18	1.85	—
2004	450,000	$1.31 to $1.80	$1.64	5.39	—	450,000	$1.64	5.39	—
2005	170,000	$2.21 to $3.55	$2.97	6.10	—	170,000	$2.97	6.10	—
2006	470,000	$0.61 to $3.30	$3.24	7.14	—	391,667	$3.27	7.14	—
2007	496,000	$1.25 to $2.40	$1.63	8.24	—	341,167	$1.62	8.22	—
2008	525,000	$0.85 to $1.03	$1.02	9.18	—	—	$—	—	—

	2,531,000				$—	1,772,834			$—

Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a four year vesting period and expire in ten years. Options granted in 2007, 2008, and 2009 have a three year vesting period and expire in ten years. As of March 31, 2009 and December 31, 2008, shares available for future grants of options under the 1991 Plan total 100,109 and 515,109, respectively.
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
An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2008 and March 31, 2009	536,000	$1.25

Options granted under the 1995 Plan as of December 31, 2008 and March 31, 2009 have the following characteristics:

				Weighted	Weighted
				Average	Average		Weighted	Aggregate	Aggregate
				Remaining	Remaining		Average	Intrinsic	Intrinsic
			Weighted	Contractual	Contractual		Exercise	Value	Value
			Average	Life in	Life in		Price of	of Options	of Options
Year of	Options	Exercise	Exercise	Years	Years	Options	Options	Exercisable	Exercisable
Grant	Outstanding	Prices	Price	12/31/2008	3/31/2009	Exercisable	Exercisable	12/31/2008	3/31/2009

1999	6,000	$0.53	$0.53	1.00	0.75	6,000	$0.53	—	—
2000	140,000	$0.20 to $0.30	$0.26	1.61	1.37	140,000	$0.26	—	—
2001	15,000	$0.75	$0.75	3.00	2.75	15,000	$0.75	—	—
2002	15,000	$0.15	$0.15	4.00	3.76	15,000	$0.15	—	150
2003	80,000	$1.29	$1.29	5.00	4.76	80,000	$1.29	—	—
2004	100,000	$1.18 to $3.46	$2.32	5.71	5.47	100,000	$2.32	—	—
2005	50,000	$3.27	$3.27	7.00	6.76	50,000	$3.27	—	—
2006	50,000	$1.40	$1.40	8.00	7.76	50,000	$1.40	—	—
2007	40,000	$1.12	$1.12	9.00	8.76	40,000	$1.12	—	—
2008	40,000	$0.12	$0.12	10.00	9.76	40,000	$0.12	800	1,600

	536,000					536,000		$800	$1,750

The Directors’ options are fully vested upon issuance and expire ten years from date of issuance.

4. NET (LOSS) INCOME PER COMMON SHARE
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
The following information is necessary to calculate net (loss) income per share for the periods presented:

	Three Months Ended March 31,
	2009	2008

Net (loss) income attributable to American HomePatient, Inc.	$(5,168,000)	$554,000

Weighted average common shares outstanding	17,573,000	17,573,000
Effect of dilutive options	—	241,000

Adjusted diluted common shares outstanding	17,573,000	17,814,000

Net (loss) income per common share attributable to American HomePatient, Inc. common shareholders
– Basic	$(0.29)	$0.03

– Diluted	$(0.29)	$0.03

5. INCOME TAXES
On April 10, 2007, the acquisition of 5,368,982 shares of the Company’s common stock by Highland Capital Management, L.P. resulted in an “ownership change” for purposes of Section 382 of the Internal Revenue Code. As a result, the future utilization of certain net operating loss carryforwards which existed at the time of the “ownership change” will be limited on an annual basis. The Company’s annual Section 382 federal limitation will be approximately $2.0 million, without consideration of the impact of the future potential recognition of built-in gains or losses as provided by Section 382. For state tax purposes, 28 of the Company’s 35 filing states apply rules similar to IRC Section 382, resulting in an NOL carryforward limitation in these jurisdictions.
Upon implementation of FASB Statement No. 142, “Goodwill and Other Intangible Assets” effective for the year ended December 31, 2002, amortization of the Company’s indefinite-life intangible assets, consisting of goodwill, ceased for financial statement purposes. The Company had a deferred tax liability of $7.8 million as of December 31, 2008 and $8.9 million at March 31, 2009 relating to indefinite-life intangibles. The Company cannot determine when the reversal of this deferred tax liability will occur, or whether such reversal would occur within the Company’s net operating loss carry-forward period. For each of the quarters ended March 31, 2009 and 2008, the Company recognized a non-cash charge totaling $1.1 million to income tax expense to increase the valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.
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
On December 21, 2007, Mr. Furlong’s employment agreement was amended. Per the terms of the amendment, Mr. Furlong received a $3.3 million lump sum payment on January 4, 2008 to induce him to continue his employment with the Company. This payment was made from the irrevocable trust and reduced the Company’s change of control liability. The payment was in lieu of certain amounts Mr. Furlong would otherwise be entitled to under the amended employment agreement if his employment with the Company had terminated. On May 1, 2008, as required for federal and state payroll tax purposes, the Company withheld for remittance to tax authorities approximately $1.5 million. This was the amount due to be reimbursed by the Company to Mr. Furlong for the tax liabilities he incurred in connection with the compensation he received following the change of control as stipulated in his amended employment agreement. The tax liabilities were related to federal excise taxes due on the lump sum payment pursuant to IRS Section 280G. This payment was primarily made from the irrevocable trust. The amended employment agreement also stipulated that all of Mr. Furlong’s stock options were deemed vested and exercisable as of January 2, 2008, and capped the potential buyout of outstanding options at $1.4 million. The $1.4 million is maintained in the irrevocable trust until these options expire or until 90 days after Mr. Furlong’s termination, whichever occurs first. In addition, the amendment stipulated the Company will pay for office administrative expenses for up to 6 months after termination instead of up to one year as originally agreed. The amendment also stipulated that certain insurance will be continued after termination only until January 1, 2011.
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
During the three months ended March 31, 2008 the Company reduced its change of control expense by $68,000, primarily due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of March 31, 2008. This decrease in expense is the result of a decline in market value of the Company’s common stock from December 31, 2007 to March 31, 2008. During the three months ended March 31, 2009, the Company reduced its change of control expense by $3,000 as a result of the reduction of the liability associated with the Company’s obligation to pay certain insurance for Mr. Furlong until January 1, 2011. At each of March 31, 2009 and December 31, 2008 the irrevocable trust had a balance of $1.4 million and was reflected in prepaid expenses and other current assets on the consolidated balance sheets.
7. FAIR VALUE MEASUREMENTS AND FAIR VALUE OPTION
The Company adopted FASB Statement No. 157, “Fair Value Measurements,” on January 1, 2008 for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
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
8. RECENTLY ADOPTED ACCOUNTING STANDARDS
The Company adopted FASB Statement No. 141(R), “Business Combinations,” and FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51” on January 1, 2009. Statements 141(R) and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.

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

     The following table sets forth the percentage of revenues, excluding discontinued operations, represented by each line of business for the periods presented:

	Three Months Ended March 31,
	2009	2008
Oxygen systems	37%	39%
Sleep therapy	34	27
Inhalation drugs	5	9
Nebulizers	2	2
Other respiratory	4	3

Total home respiratory therapy services	82%	80%

Enteral nutrition services	6	5
Other infusion services	4	5

Total home infusion therapy services	10%	10%

Total home medical equipment and supplies	8%	10%

	100%	100%

     The Company’s products and services are primarily paid for by Medicare, Medicaid, and other third-party payors. Since amounts paid under these programs are generally based upon fixed rates, the Company generally is not able to set the prices that it receives for products and services provided to patients. Thus, the Company improves operating results primarily by increasing revenues through increased volume of sales and rentals, shifting product mix toward higher margin product lines, and controlling expenses. The Company can also improve cash flow by limiting the amount of time that it takes to collect payment after providing products and services. Key indicators of performance are:
     Revenue Growth. The Company operates in an industry with pre-set prices subject to reimbursement reductions. Therefore, in order to increase revenue, the Company must increase the volume of sales and rentals. Reductions in reimbursement levels can more than offset an increase in volume. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product-line and by branch location and geographic area in order to identify product line or geographic weaknesses and take corrective actions. The Company’s sales and marketing focus for 2009 and beyond includes: (i) emphasizing profitable revenue growth by focusing on oxygen and sleep-related products and services and by increasing the Company’s mix of Medicare and profitable managed care business; (ii) strengthening its sales and marketing efforts through a variety of programs and initiatives; (iii) heightened emphasis on sleep therapy and implementation of initiatives to expand sales of CPAP supplies; and (iv) expanding managed care revenue through greater management attention and prioritization of payors to secure managed care contracts at acceptable levels of profitability. Improvement in the Company’s ability to grow higher margin revenues will be critical to the Company’s success. Management will continue to review and monitor progress with its sales and marketing efforts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense decreased from $1.3 million for the three months ended March 31, 2008 to $1.2 million for the three months ended March 31, 2009. However, as a percentage of net revenue, bad debt expense increased from 1.9% for the first quarter of 2008 to 2.1% for the first quarter of 2009. This increase in percentage is primarily attributable to reductions in revenue in the first quarter of 2009 resulting from Medicare reimbursement cuts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”
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
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company also monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO was 51 days at March 31, 2009 and December 31, 2008.
     Unbilled Revenues. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which is the amount of sales and rental revenues not yet billed to payors due to incomplete documentation or the receipt of the Certificate of Medical Necessity (“CMN”). The amount of unbilled revenue was $5.7 million and $5.2 million for March 31, 2009 and December 31, 2008, respectively, net of valuation allowances. This increase primarily is the result of temporary delays in billing due to changes in Medicare payment rules for oxygen effective January 1, 2009.
     Productivity and Profitability. In light of the reimbursement reductions affecting the Company over the past several years and the possibility of continued reimbursement reductions in the future, management has placed significant emphasis on improving productivity and reducing costs over the past several years and will continue to do so. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are through productivity improvements related to the Company’s branches and billing centers. These improvements have focused on centralization of certain activities previously performed at branches, consolidation of certain billing center functions, and reduction in costs associated with delivery of products and services to patients. Examples of recent centralization initiatives include the centralization of revenue qualification processes through the Company’s regional billing centers, the centralization of order intake and order processing through the Company’s patient service centers, the centralization of CPAP supply order processing and fulfillment through the Company’s centralized CPAP support center, and the centralization of inhalation drug order processing and fulfillment through the Company’s centralized pharmacy. The Company has also established a centralized oxygen support center to coordinate scheduling and routing of portable oxygen deliveries for the Company’s branches. Initiatives are also in place to improve asset utilization through a newly implemented asset management system, reduce capital expenditures through improved purchasing processes, reduce bad debt expense and revenue deductions, reduce costs of delivery of products to patients through improved routing, and reduce facility costs through more effective utilization of leased space. Management utilizes a variety of monitoring tools and analyses to help identify and standardize best practices and to identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have historically led to the closure or consolidation of branches and to the emphasis on certain products and new sales initiatives. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response” for additional discussion.
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

     The Company’s Secured Debt Matures on August 1, 2009. For a discussion of the Company’s secured debt maturity, see “Risk Factors” and “Management’s Discussion and Analyses of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
     DRA Reimbursement Impact: The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 8, 2006, affects the Company’s reimbursement in a number of ways including:
•	The DRA contains a provision that eliminated the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs, beds, and respiratory assist devices. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. The effective date of the provision to eliminate the capped rental methodology applies to items for which the first rental month occurs on or after January 1, 2006. As a result, the impact of this change will be realized over a period of several years which began in 2007.

•	The DRA also contains a provision that limits the duration of monthly Medicare rental payments on oxygen equipment to 36 months. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met medical qualifications. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore, the financial impact of the reduction in revenue associated with the 36 month cap began in 2009. The DRA provided for the transfer of title of the oxygen equipment from the supplier to the patient at the end of the 36 month period. With the enactment of the Medicare Improvement for Patients and Providers Act of 2008 (“MIPPA”) in July of 2008, the provision related to the transfer of title of oxygen equipment was repealed effective January 1, 2009; however MIPPA did not repeal the cap on rental payments subsequent to the 36th month. MIPPA also established new payment rules and supplier responsibilities following the 36 month rental period, the most significant of which are described below.
•	A supplier’s responsibility to service an oxygen patient ends at the time the oxygen equipment has been in continuous use by the patient for the equipment’s reasonable useful lifetime (currently defined by CMS as five years for oxygen equipment). However, the supplier may replace this equipment and a new 36 month rental period and new reasonable useful lifetime period is started on the date the replacement item is delivered. Oxygen equipment that is lost, stolen, or irreparably damaged may also be replaced and a new 36 month rental period and new reasonable useful lifetime period is started (with CMS approval). A new certificate of medical necessity is required when oxygen equipment is replaced in each of the situations described above.

•	A change in oxygen equipment modalities (e.g. from a concentrator to a stationary liquid system) prior to the end of the reasonable useful lifetime does not result in the start of a new 36 month rental period or new reasonable useful lifetime period, unless the change is medically justified and supported by written documentation from the patient’s physician. In addition, replacing oxygen equipment that is not functioning properly prior to the end of the reasonable useful lifetime period does not result in the start of a new 36 month rental period or new reasonable useful lifetime period. Finally, the transfer by a beneficiary to a new supplier prior to the end of the reasonable useful lifetime period does not result in the start of a new 36 month rental period or new reasonable useful lifetime period.

•	Suppliers furnishing liquid or gaseous oxygen equipment during the initial 36 month rental period will be required to continue furnishing oxygen contents for any period of medical need following the 36 month rental cap for the remainder of the reasonable useful lifetime of the equipment. The reimbursement rate for portable oxygen contents will increase from approximately $29 per month during the 36 month rental period to approximately $77 per month after the 36 month rental period. At the start of a new 36 month rental period, the reimbursement rate for portable oxygen contents will revert back to approximately $29 per month.

•	Suppliers are responsible for performing any repairs or maintenance and servicing of the oxygen equipment that is necessary to ensure that the equipment is in good working order for the reasonable useful lifetime of the oxygen equipment. No payment will be made for supplies, repairs, or maintenance and servicing either before or after the initial 36 month rental period, with the exception of one in-home visit by a supplier to inspect oxygen concentrators and transfilling equipment and provide general maintenance six months after the initial 36 month cap. Suppliers may not be reimbursed for more than 30 minutes of labor for this one in-home visit. Currently, reimbursement for the one in-home visit has only been approved by CMS for 2009.

•	The Company’s financial results will be materially and adversely impacted beginning in 2009 as a result of changes in oxygen reimbursement as described above. These new rules are complex and final claims filing and processing instructions are still being developed. Management believes net revenue and net income will be reduced on an annual basis by approximately $16.5 million beginning in 2009 as a result of the reimbursement changes related to the 36 month oxygen cap. (See “Recap of 2009 Impact of Medicare Reimbursement Changes” below for additional discussion.)
•	On August 3, 2006, CMS published a Proposed Rule to implement the changes required by the DRA relating to the payment for oxygen, oxygen equipment, and capped rental DME items. The rule, which became final November 9, 2006 (“DRA Implementation Rule”), establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The DRA Implementation Rule also establishes a reimbursement rate for portable oxygen generating equipment and changes regulations related to maintenance reimbursement and equipment replacement reimbursement. Under the DRA Implementation Rule, during the initial 36 months of rental, the reimbursement rate for concentrators and stationary liquid and gas systems was approximately $199 per month for calendar years 2007 and 2008, approximately $193 per month for 2009, and approximately $189 per month for 2010. Under the DRA Implementation Rule, the reimbursement rate for liquid or gas portable equipment during the initial 36 months of rental is approximately $32 per month from 2007 through 2010. As a result of the enactment of MIPPA in July of 2008, the above reimbursement rates were decreased by 9.5% beginning on January 1, 2009. The Company estimates that the reduced oxygen rates as specified in the DRA Implementation Rule that went into effect January 1, 2009 will reduce the Company’s annualized net revenue and net income by approximately $1.5 million.
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
     On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) was enacted. Among other things, this legislation delayed the competitive bidding program to allow time for CMS to make changes to the bidding process. As a result of this legislation, contracts awarded in the first round were terminated and the bidding process for the first round is currently scheduled to be restarted in 2009 and, except for a few exceptions, will include the same products and geographic locations included in the original first round of bidding. On January 16, 2009, CMS published an Interim Final Rule implementing provisions of MIPPA related to the first round re-bidding process and subsequent rounds of bidding. The effective date of the Interim Final Rule was originally to be February 17, 2009, but was subsequently extended to April 18, 2009. The delay was used by CMS to further review the issues of law and policy raised by the Interim Final Rule. CMS has not yet published the timeline for and bidding requirements related to the first round re-bidding process. The second round bidding process is currently scheduled to begin in 2011. To offset the savings not realized as a result of the competitive bidding delay, MIPPA calls for a nationwide 9.5% reduction in Medicare rates beginning on January 1, 2009 for products included in the first round of competitive bidding. The Company estimates that this 9.5% reduction will reduce the Company’s net revenue and net income by approximately $8.5 million annually beginning in 2009. MIPPA also requires CMS to make certain changes to the bidding process and repeals the transfer of title of oxygen equipment to Medicare beneficiaries at the end of 36 months of continuous rental, as specified in the Deficit Reduction Act of 2005. See “DRA Reimbursement Impact” below for additional discussion. At this time, the exact timing and financial impact of competitive bidding is not known, but management believes the impact could be material.
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
     For the three months ended March 31, 2009, the Medicare reimbursement reductions described above decreased the Company’s revenue and net income by approximately $6.2 million. Additionally, a change in inhalation drug product mix resulting from Medicare reimbursement reductions which began April 1, 2008, decreased the Company’s revenue and net income by an additional $3.0 million for the current quarter compared to the same quarter last year.
     Over the past several years in anticipation of continued reductions in reimbursement, the Company has implemented various initiatives to improve productivity and reduce costs. These initiatives have focused on the centralization of certain activities previously performed at branches and billing centers, consolidation of certain billing center functions, and reductions of costs associated with delivery of products and services to patients. The Company has also implemented strategies designed to improve revenue growth, especially in the areas of oxygen and sleep therapy. Management believes that a portion of the reimbursement reduction impact described above will be offset by the full year impact of productivity improvements and cost reductions implemented in 2008, additional productivity improvements and cost reductions to be implemented in 2009, and growth in revenue in 2009, especially in the areas of oxygen and sleep therapy. Additionally, management’s cash flow projections and related operating plans indicate that the Company can adequately fund its operating activities and interest payments throughout 2009 through cash flow and existing cash on hand. However, future cash flows from operations will not be sufficient to repay the Company’s secured debt obligations when they mature on August 1, 2009 as more fully discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Management cannot provide any assurance that future initiatives to improve productivity and/or increase revenues will be successful and there can be no guarantee that actual cash flow in 2009 will be consistent with management’s projections.
     Accreditation: The Secretary of the Department of Health and Human Services is required to establish and implement quality standards for suppliers of durable medical equipment, prosthetics, orthotics, and supplies. The Centers for Medicare and Medicaid Services (“CMS”) published the standards on its website on August 14, 2006. In order to continue to bill under Medicare Part B, DMEPOS suppliers will be required to meet these standards through an accreditation process outlined in the CMS final rule on accreditation issued August 18, 2006. In order to participate in the original first round of competitive bidding, all suppliers were required to obtain accreditation by October 31, 2007. All of the Company’s branch locations were accredited by the Joint Commission prior to this date. As of January 1, 2008, all of the Company’s branch locations transitioned from accreditation with the Joint Commission to accreditation with Accreditation Commission for Health Care (“ACHC”).
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
     Inhalation Drug Changes: A revision of the Nebulizers Local Coverage Determination (“LCD”) was released by the Durable Medical Equipment Medicare Administrative Contractors on April 10, 2008. According to the LCD, effective July 1, 2008, claims for the drug Xopenex were to be paid based on the reimbursement rate for albuterol, which is the least costly medically appropriate alternative to Xopenex. Also according to the LCD, effective July 1, 2008, claims for the drug DuoNeb were to be paid based on the reimbursement rate for unit dose dual vials of albuterol and ipratropium, which is the least costly medically appropriate alternative to DuoNeb. In June of 2008, prior to implementation of the LCD, CMS provided guidance that the LCDs with effective dates of service on or after July 1, 2008 were being revised to withdraw, pending further review, the provision applying albuterol reimbursement rates to Xopenex. In addition, the effective date for applying the least costly alternative provision to the unit dose combination solution of albuterol and ipratropium (DuoNeb) was being revised and the effective date for this implementation was to be on or after November 1, 2008. However, on October 16, 2008, the United States District Court for the District of Columbia issued an order that permanently enjoined the implementing or enforcing of the April 2008 LCD for DuoNeb or any local coverage determination for DuoNeb that bases reimbursement on a least costly alternative standard. The Company cannot predict the impact this ruling will have on the pending least costly alternative provision for Xopenex. Since the Company does not currently provide significant amounts of Xopenex or DuoNeb, reimbursement changes related to these drugs would not be expected to materially impact the Company’s current revenue or profitability.
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
     The four Jurisdictions published new revised LCDs on September 19, 2008 in order to provide guidance for PAP equipment beyond the guidelines contained in the NCD. The LCDs require, effective November 1, 2008, a face-to-face physician visit prior to the physician ordering sleep testing which should generally contain a sleep history with symptoms associated with obstructive sleep apnea (OSA) and sleep inventory, as well as pertinent physical examination. The LCD also requires an initial three-month trial period during which (no sooner than the 31st day but no later than the 91st day after beginning treatment) there must be an additional face-to-face physician visit. The treating physician must conduct a clinical reevaluation and document that the beneficiary is benefiting from PAP therapy. The Company is currently adapting its operations as a result of the policy changes outlined in the LCDs. The Company believes these policy changes will negatively impact the Company’s revenue and profitability. However, the Company cannot accurately predict the magnitude of the impact at this time as the Company is still in the process of working through these changes.
     Surety Bond: In July 2007, CMS issued a proposed rule implementing section 4312 of the Balanced Budget Act of 1997 (the “BBA”), which would require all suppliers of durable medical equipment, prosthetics, orthotics and supplies, except those that are government operated, to obtain and retain a surety bond. On January 2, 2009 CMS published a final rule requiring DME suppliers to post a $50,000 bond for each National Provider Identification Number (“NPI number”). The effective date of the final rule is March 2, 2009, however existing suppliers are not required to furnish the bond until October 2, 2009. This rule requires the Company to obtain a surety bond for each of its 242 branch locations billing Medicare using a unique NPI number. CMS had originally sought comments on the proposed rule and specifically requested comments related to establishing an exception to the surety bond requirement for large, publicly traded chain suppliers, such as American HomePatient. The Company submitted comments to CMS on September 27, 2007 in favor of an exception to the surety bond requirements on the basis that public companies are already subject to extensive scrutiny under the reporting requirements of the SEC and Sarbanes-Oxley Act of 2002, and are generally less likely to default on Medicare debts given their financial resources. The final rule as published did not include an exemption for large publicly traded chain suppliers. Pursuant to a memorandum issued by the President’s Chief of Staff and published in the Federal Register on January 26, 2009, all agencies must consider extending for 60 days the effective date of regulations that have been published in the Federal Register but not yet taken effect for the purpose of reviewing questions of law and policy raised by those regulations. CMS has indicated the final rule establishing a surety bond requirement for DME suppliers will not be delayed or changed. As a result, the Company will likely incur additional costs and will likely be required to provide cash collateral in order to obtain the required surety bonds. The amount of cash collateral required could be adversely impacted by the upcoming maturity of the Company’s secured debt obligations, which could negatively affect the Company’s financial results and financial position.
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
     The Company cannot predict future reimbursement for oxygen equipment, but it believes that any significant decrease in the current 36 month rental period or reimbursement rate will have a substantial and material negative financial impact to the Company. Such a decrease may require the Company to alter significantly its business model and cost structure as well as limit or eliminate certain products or services currently provided to patients in order to avoid substantial losses. There can be no assurance that the Company could successfully manage these changes. Additionally, management believes that any further reductions in reimbursement for oxygen equipment could limit access to oxygen therapy for numerous Medicare beneficiaries.
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
     Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions through a variety of initiatives designed to grow revenues. See “Overview — Revenue Growth” for a discussion of the Company’s initiatives to grow revenues. In addition, management will continue to be focused on evolving the Company’s business model to improve productivity and reduce costs. These efforts will particularly emphasize centralization and consolidation of functions and improving logistics. See “Overview - Productivity and Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse effect of reimbursement reductions will be material in 2009 and beyond. See “Risk Factors.”

     Product Mix. The Company’s strategy for 2008 was to maintain a diversified offering of home health care services reflective of its current business mix with a strong emphasis on respiratory services, primarily oxygen and sleep-related products and services. For 2009, respiratory services will remain a primary focus. This emphasis could impact the overall product mix of the Company, which in turn could affect revenues and profitability.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s consolidated financial statements. The Company’s management considers the following accounting policies to be the most critical in relation to the Company’s consolidated financial statements: revenue recognition and allowance for doubtful accounts, inventory valuation and cost of sales recognition, rental equipment valuation, valuation of long-lived assets, valuation of goodwill and other intangible assets, and self insurance accruals. These policies are presented in detail within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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

     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

	Percentage of Revenues
	Three Months Ended March 31,
	2009	2008
Revenues	100.0%	100.0%

Cost of sales and related services	22.2	20.7
Cost of rental, including rental equipment depreciation	13.0	13.7
Operating expenses	54.2	49.4
Bad debt expense	2.1	1.9
General and administrative	8.8	6.9
Depreciation, excluding rental equipment, and amortization	1.7	1.6
Interest expense, net	6.6	5.6
Other income, net	—	(0.6)
Change of control income	—	(0.1)

Total expenses	108.6%	99.1%

Earnings from unconsolidated joint ventures	1.9%	1.9%

(Loss) income from operations before income taxes	(6.7)	2.8
Provision for income taxes	2.0	1.8

Net (loss) income	(8.7)%	1.0%

Less: Net income attributable to the noncontrolling interests	(0.1)	(0.2)

Net (loss) income attributable to American HomePatient, Inc.	(8.8)%	0.8%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenues. Revenues decreased from $69.2 million for the quarter ended March 31, 2008 to $58.3 million for the same period in 2009, a decrease of $10.9 million, or 15.8%. The majority of this revenue decrease was attributable to Medicare reimbursement reductions effective January 1, 2009 which reduced revenue by approximately $6.2 million in the first quarter of 2009. A change in inhalation drug product mix resulting from Medicare reimbursement reductions which began April 1, 2008 reduced revenue by an additional $3.0 million in the current quarter. Also contributing to the revenue decrease was the Company’s reduced emphasis on less profitable product lines such as non-respiratory durable medical equipment and infusion therapy. These decreases were partially offset by growth in oxygen and sleep therapy, the Company’s core product lines. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $28.4 million for the quarter ended March 31, 2008 to $24.2 million for the same period of 2009, a decrease of $4.2 million, or 14.8%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines and a change in inhalation drug product mix, partially offset by an increase in sleep therapy revenue.
Rental Revenues. Rental revenues decreased from $40.8 million for the quarter ended March 31, 2008 to $34.1 million for the same period in 2009, a decrease of $6.7 million, or 16.4%. This decrease is primarily the result of Medicare reimbursement reductions and a decrease in revenue associated with non-focus product lines, partially offset by an increase in oxygen patients.
Cost of Sales and Related Services. Cost of sales and related services decreased from $14.3 million for the quarter ended March 31, 2008 to $13.0 million for the same period in 2009, a decrease of $1.3 million, or 9.1%. As a percentage of revenues, cost of sales and related services increased from 20.7% for the quarter ended March 31, 2008 to 22.2% for the same period in 2009. As a percentage of sales and related services revenues, cost of sales and related services increased from 50.5% for the quarter ended March 31, 2008 to 53.6% for the same period in 2009. This increase is primarily attributable to a change in inhalation drug product mix.
Cost of Rental Revenues. Cost of rental revenues decreased from $9.5 million for the quarter ended March 31, 2008 to $7.6 million for the same period in 2009, a decrease of $1.9 million, or 20.0%. This decrease is primarily the result of a reduction in rental equipment depreciation expense. The reduction in rental equipment depreciation expense is due primarily to the total cost of fixed assets becoming fully depreciated in 2008 being much higher than the total cost of fixed assets acquired in 2008 as well as improvements made in the management of rental equipment assets associated with the recent implementation of an upgraded asset management system. Also contributing to the decrease in cost of rental revenues was a reduction in purchases of oxygen for portability. As a percentage of revenues, cost of rental revenues decreased from 13.7% for the quarter ended March 31, 2008 to 13.0% for the same period in 2009. As a percentage of rental revenues, cost of rental revenue decreased from 23.1% for the quarter ended March 31, 2008 to 22.2% for the quarter ended March 31, 2009.

Operating Expenses. Operating expenses decreased from $34.2 million for the quarter ended March 31, 2008 to $31.6 million for the same period in 2009, a decrease of $2.6 million or 7.6%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs. As a percentage of revenues, operating expenses increased from 49.4% for the quarter ended March 31, 2008 to 54.2% for the quarter ended March 31, 2009. This increase is primarily attributable to a reduction in revenue associated with Medicare reimbursement cuts effective January 1, 2009.
Bad Debt Expense. Bad debt expense decreased from $1.3 million for the quarter ended March 31, 2008 to $1.2 million for the same period in 2009, a decrease of $0.1 million, or 7.7%. As a percentage of revenues, bad debt expense increased from 1.9% for the quarter ended March 31, 2008 to 2.1% for the quarter ended March 31, 2009. This increase in percentage is primarily due to a reduction in revenue associated with Medicare reimbursement cuts effective January 1, 2009.
General and Administrative Expenses. General and administrative expenses increased from $4.8 million for the quarter ended March 31, 2008 to $5.1 million for the same period in 2009, an increase of $0.3 million or 6.3%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes in support of centralization of field activities. As a percentage of revenues, general and administrative expenses increased from 6.9% for the quarter ended March 31, 2008 to 8.8% for the quarter ended March 31, 2009. This increase in percentage is primarily due to a reduction in revenue associated with Medicare reimbursement cuts effective January 1, 2009.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $1.1 million for the quarter ended March 31, 2008 to $1.0 million for the same period in 2009, a decrease of $0.1 million, or 9.1%. The decrease is primarily due to less depreciation expense associated with leasehold improvements for the first quarter of 2009.
Interest Expense, Net. Interest expense, net, was $3.9 million for each of the quarters ended March 31, 2008 and 2009.
Other Income, Net. Other income, net, was $0.4 million income for the quarter ended March 31, 2008 and $14,000 expense for the quarter ended March 31, 2009. The decrease is primarily due to income related to various life insurance policies for the quarter ended March 31, 2008.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures was $1.3 million for the quarter ended March 31, 2008 and $1.1 million for the quarter ended March 31, 2009. The decrease is primarily attributable to the impact of Medicare reimbursement reductions on the profitability of joint ventures effective January 1, 2009.
Provision for Income Taxes. The provision for income taxes was $1.3 million for the quarter ended March 31, 2008 and $1.2 million for the same period in 2009. This expense primarily relates to non-cash deferred state and federal income taxes associated with indefinite lived intangible assets and state income tax expense.

Liquidity and Capital Resources
     The Company has long-term debt of $226.4 million, as evidenced by a promissory note to the Company’s lenders (“Lenders”) under a previous senior debt facility. This indebtedness is secured by substantially all of the assets of the Company and matures on August 1, 2009. The Company will not be able to repay this debt at or prior to maturity from cash flow from operations and existing cash. As a result, the Company will need to refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will be difficult or impossible to achieve. There can be no assurance that any of the Company’s efforts to address the impending debt maturity can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to address the impending debt maturity. In the event of a failure to repay the debt at maturity, the Company’s Lenders would have the right to foreclose on substantially all assets of the Company, and this likely would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock.
     At March 31, 2009 the Company had current assets of $61.2 million and current liabilities of $258.9 million, resulting in working capital deficit of $(197.7) million and current ratio of 0.2x as compared to a working capital of $28.6 million and a current ratio of 1.6x at March 31, 2008.
     Interest is payable monthly on the secured debt at a rate of 6.785% per annum. Payments of principal are payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment of the Excess Cash Flow is due on each previous September 30 in an amount equal to one-half of the anticipated Excess Cash Flow. On September 30, 2008, the Company made a payment of $5.0 million, which was one-half of the estimated 2008 Excess Cash Flow. The Company’s remaining Excess Cash Flow payment after computing the actual 2008 Excess Cash Flow was $6.5 million, which was paid on March 31, 2009.
     The Company’s funding of day-to-day operations going forward and all payments required on the Company’s secured debt must come from cash flow and cash on hand because the Company currently does not have access to a revolving line of credit. As of March 31, 2009, the Company had unrestricted cash and cash equivalents of approximately $12.8 million.
     The Company’s principal cash requirements (other than the upcoming maturity of its secured debt on August 1, 2009) are for working capital, capital expenditures, leases, and interest payments on its debt. The Company must meet these on-going cash requirements with existing cash balances and net cash provided by operations.
     While management’s cash flow projections and related operating plans indicate that the Company can adequately fund its operating activities and interest payments through existing cash and cash flow, cash flows from operations and available cash will not be sufficient to repay the Company’s secured debt obligations when they mature on August 1, 2009. From time to time, the Company has had discussions with various parties concerning strategic alternatives, including refinancing the secured debt. In light of the current general credit market conditions, there can be no assurances that the Company will be able to refinance the secured debt or successfully pursue any other strategic alternative prior to the scheduled maturity of the secured debt. As a result, the Company’s independent auditors added an explanatory paragraph to their report on the Company’s consolidated financial statements for the quarter ended March 31, 2009 that noted these conditions indicated that the Company may be unable to continue as a going concern. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The Company’s future cash flow will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than in many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $32.2 million and $38.3 million at March 31, 2009 and December 31, 2008, respectively. Average DSO was approximately 51 days at March 31, 2009 and December 31, 2008. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”
     Net cash provided by operating activities was $11.5 million and $12.4 million for the three months ended March 31, 2009 and 2008. Payments made for additions to property and equipment, net were $4.8 million for the three months ended March 31, 2009 compared to $4.0 million for the same period in 2008. The Company entered into $1.2 million of capital leases for equipment in the first quarter of 2009. Net cash used in financing activities was $(7.7) million and $(5.3) million for the three months ended March 31, 2009 and 2008, respectively. The cash used in financing for the quarter ended March 31, 2009 includes $7.7 million of principal payments on long-term debt and capital leases. The cash used in financing for the quarter ended March 31, 2008 includes $5.0 million of principal payments on long-term debt and capital leases.

Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of March 31, 2009:

	Twelve Months Ending March 31,					After March 31,
	Total	2010	2011	2012	2013	2013

Secured debt and capital leases	$227,793,000	$227,755,000	$38,000	$—	$—	$—

Interest on secured debt and capital leases	5,207,000	5,207,000	—	—	—	—

Operating lease obligations	12,762,000	6,127,000	4,105,000	1,817,000	560,000	153,000

Total contractual cash obligations	$245,762,000	$239,089,000	$4,143,000	$1,817,000	$560,000	$153,000

Secured debt is comprised entirely of amounts owed to the Lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In addition to the scheduled cash payments above, the Company is obligated to make Excess Cash Flow payments on the Lenders’ secured and unsecured debt, defined as cash in excess of $7.0 million at the end of the Company’s fiscal year. The Company made a payment of $6.5 million on March 31, 2009.
Interest on the secured debt in the above table is calculated assuming excess cash flow payments and pre-payments are made as discussed previously. Capital leases consist primarily of leases of office and computer equipment. Operating leases are noncancelable leases on certain vehicles and buildings.
At March 31, 2009 the Company had no off-balance sheet commitments or guarantees outstanding.
At March 31, 2009 the Company had one letter of credit for $250,000 which expires in January 2010. The letter of credit secures the Company’s obligations with respect to its professional liability insurance. The letter of credit is secured by a certificate of deposit, which is included in restricted cash.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is not subject to material interest rate sensitivity since the Company pays a fixed interest rate for its $226.4 million of secured debt. Interest expense associated with other debt would not materially impact the Company as most interest rates are fixed. The Company does not own and is not a party to any material market risk sensitive instruments.
The Company has not experienced large increases in either the cost of supplies or operating expenses as a result of inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, the Company bears the risk that reimbursement rates set by such programs will not keep pace with inflation.
ITEM 4T — CONTROLS AND PROCEDURES
Based on management’s evaluation, with the participation of the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed in reports that are filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries (the Company) as of March 31, 2009, the related interim condensed consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008, and the related interim condensed consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Note 2 of the Company’s audited financial statements as of December 31, 2008, and for the year then ended disclosed that the Company had a net capital deficiency and had a net working capital deficiency resulting from $233.6 million of debt that matures on August 1, 2009. Our auditors’ report on those financial statements included an explanatory paragraph referring to the matters in note 2 of those financial statements and indicated that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in note 2 of the Company’s unaudited interim condensed consolidated financial information as of March 31, 2009, and for the three months then ended, the Company still has a net capital deficiency and a net working capital deficiency resulting from $226.4 million of debt that matures on August 1, 2009. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP
Nashville,TN
May 5, 2009

PART II. OTHER INFORMATION
ITEM 1A — RISK FACTORS
This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.
The Company’s secured debt becomes due on August 1, 2009.
     The Company maintains a significant amount of debt. The Company has long-term debt of $226.4 million, as evidenced by a promissory note to the Company’s lenders (“Lenders”) under a previous senior debt facility. This indebtedness is secured by substantially all of the assets of the Company and matures on August 1, 2009. The Company will not be able to repay this debt at or prior to maturity from cash flow from operations and existing cash. As a result, the Company will need to refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will be difficult or impossible to achieve. There can be no assurance that any of the Company’s efforts to address the impending debt maturity can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to address the impending debt maturity. In the event of a failure to repay the debt at maturity, the Company’s Lenders would have the right to foreclose on substantially all assets of the Company, and this likely would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events and Uncertainties” and “Liquidity and Capital Resources.”
Reductions in Medicare and Medicaid reimbursement rates, as well as reductions from other third party payors, are having a material adverse effect on the Company’s results of operations and financial condition and future reductions could have further adverse effects.
     In the last quarter of 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”). The MMA reduced Medicare reimbursement levels for a variety of the Company’s products and services, with some reductions beginning in 2004 and others beginning in 2005. On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law. The DRA has reduced the reimbursement of certain products provided by the Company and significantly reduced reimbursement related to oxygen beginning in 2009. On July 15, 2008, the Medicare Improvement for Patients and Providers Act of 2008 (the “MIPPA”) was enacted and has further reduced reimbursement for certain products. These reductions have had and will continue to have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Enacted reimbursement cuts, as well as, pending and proposed reimbursement cuts may negatively affect the Company’s business and prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events and Uncertainties — Reimbursement Changes and the Company’s Response.”

     For the three months ended March 31, 2009, the percentage of the Company’s revenues derived from Medicare, Medicaid and all other payors was 49%, 8%, and 43%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in any of which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Highland Capital Management, L.P. controls approximately 48% of the Company’s common stock and holds a majority of the Company’s $226.4 million secured debt, which may allow Highland to exert significant influence on certain aspects of our business.
     On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company. Highland also is the largest holder of the Company’s secured promissory notes that represent $226.4 million of secured debt. Highland could exert significant influence on all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions. Because of its ownership of the Company’s debt, Highland’s interests may be different than those of holders of common stock who are not also holders of debt.
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
     The Company has substantial accounts receivable as evidenced by DSO of 51 days as of March 31, 2009. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.
New healthcare legislation or other changes in the administration or interpretation of government health care programs or initiatives may have a material adverse effect on the Company.
     The health care industry continues to undergo dramatic changes influenced in large part by federal legislative initiatives. It is likely new federal health care initiatives will continue to arise. The Medicare Prescription Drug and Improvement Act of 2003 and the Deficit Reduction Act of 2005 have had, and will continue to have, a material negative impact on the level of reimbursement. The Medicare Improvements for Patients and Providers Act of 2008 will have a material negative impact beginning in 2009. Potential reimbursement reductions associated with competitive bidding could adversely affect the Company’s future profitability. Additionally, from time to time other modifications to Medicare reimbursement have been discussed. There can be no assurance that these or other federal legislative and regulatory initiatives will not be adopted in the future. One or more of these initiatives could materially limit patient access to, or the Company’s reimbursement for, products and services provided by the Company. Also, many states have proposed decreases in Medicaid reimbursement. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of government health care programs or initiatives will not have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”
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
     HIPAA Administrative Simplification requires all entities engaged in certain electronic transactions to meet specific standards to ensure the confidentiality and security of individually identifiable health information. In addition, HIPAA mandates the standardization of various types of electronic transactions and the codes and identifiers used for these transactions. The Company has implemented these standards. However, there is always the potential that some state Medicaid programs that are not fully compliant with the electronic transaction standards could result in delays in collections of accounts receivables.
     On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law. This new legislation contains significant expansions of the HIPAA Privacy and Security Rules and numerous other changes that will affect the Company due to the major impact on health care information and technology.
     The new provisions include: (1) heightened enforcement and increased penalties for covered entities; (2) extension of security provisions to business associates, vendors, and others; (3) new stringent security breach notification requirements; and, (4) patients’ rights to restrict access to protected health information.

     Most of the provisions will take effect one year after enactment of the law (February 17, 2010) although increased penalty provisions go into effect immediately. Other provisions require implementing regulations and will take two years or longer to take effect. Any failure to comply with this new legislation could have a material adverse effect on the Company’s financial results and financial condition.
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

AMERICAN HOMEPATIENT, INC.
May 5, 2009	By:	/s/ Stephen L. Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant