Form 10-Q
period 2009-06-30
AMERICAN HOMEPATIENT INC
filed 2009-08-10
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
17,573,389

(Outstanding shares of the issuer’s common stock as of August 6, 2009)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,140,000	$13,488,000
Restricted cash	250,000	250,000
Accounts receivable, less allowance for doubtful accounts of $4,840,000 and $5,869,000, respectively	30,272,000	39,061,000
Inventories, net of inventory valuation allowances of $306,000 and $577,000, respectively	12,374,000	10,789,000
Prepaid expenses and other current assets	6,227,000	9,863,000

Total current assets	67,263,000	73,451,000

Property and equipment	131,374,000	134,603,000
Less accumulated depreciation and amortization	(100,889,000)	(102,561,000)

Property and equipment, net	30,485,000	32,042,000

Goodwill	122,093,000	122,093,000
Investment in joint ventures	5,035,000	8,704,000
Other assets	16,113,000	18,236,000

Total other assets	143,241,000	149,033,000

TOTAL ASSETS	$240,989,000	$254,526,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

	June 30,	December 31,
	2009	2008
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$228,775,000	$234,259,000
Accounts payable	12,235,000	11,989,000
Other payables	900,000	878,000
Deferred revenue	5,192,000	6,261,000
Accrued expenses:
Payroll and related benefits	7,895,000	10,302,000
Insurance, including self-insurance accruals	5,936,000	5,531,000
Other	3,325,000	1,563,000

Total current liabilities	264,258,000	270,783,000

NONCURRENT LIABILITIES:
Long-term debt and capital leases, less current portion	25,000	51,000
Deferred tax liability	9,966,000	7,841,000
Other noncurrent liabilities	5,000	8,000

Total noncurrent liabilities	9,996,000	7,900,000

Total liabilities	274,254,000	278,683,000

SHAREHOLDERS’ DEFICIT
American HomePatient, Inc. shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 shares	176,000	176,000
Additional paid-in capital	176,881,000	176,788,000
Accumulated deficit	(210,740,000)	(201,583,000)

Total American HomePatient, Inc. shareholders’ deficit	(33,683,000)	(24,619,000)

Noncontrolling interests	418,000	462,000

Total shareholders’ deficit	(33,265,000)	(24,157,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$240,989,000	$254,526,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:

Sales and related service revenues, net	$24,783,000	$23,875,000	$48,961,000	$52,253,000
Rental revenues, net	32,903,000	40,319,000	67,036,000	81,155,000

Total revenues, net	57,686,000	64,194,000	115,997,000	133,408,000

EXPENSES:
Cost of sales and related services	12,514,000	13,433,000	25,475,000	27,751,000
Cost of rentals and other revenues, including rental equipment depreciation of $5,381,000, $6,351,000, $11,075,000 and $13,586,000, respectively	7,362,000	8,616,000	14,960,000	18,068,000
Operating expenses	31,119,000	33,335,000	62,701,000	67,540,000
Bad debt expense	850,000	1,388,000	2,078,000	2,737,000
General and administrative	5,177,000	4,813,000	10,303,000	9,595,000
Depreciation, excluding rental equipment, and amortization	984,000	1,005,000	1,977,000	2,084,000
Interest expense, net	3,822,000	3,909,000	7,688,000	7,814,000
Other income, net	(99,000)	(273,000)	(85,000)	(659,000)
Change of control income	(3,000)	(3,000)	(6,000)	(71,000)

Total expenses	61,726,000	66,223,000	125,091,000	134,859,000

Earnings from unconsolidated joint ventures	1,386,000	1,426,000	2,510,000	2,767,000

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(2,654,000)	(603,000)	(6,584,000)	1,316,000

Provision for income taxes	1,266,000	1,410,000	2,430,000	2,680,000

NET LOSS	$(3,920,000)	$(2,013,000)	$(9,014,000)	$(1,364,000)

Less: Net income attributable to the noncontrolling interests	(69,000)	(119,000)	(143,000)	(214,000)

NET LOSS ATTRIBUTABLE TO AMERICAN HOMEPATIENT, INC.	$(3,989,000)	$(2,132,000)	$(9,157,000)	$(1,578,000)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AMERICAN HOMEPATIENT, INC. COMMON SHAREHOLDERS
— Basic	$(0.23)	$(0.12)	$(0.52)	$(0.09)

— Diluted	$(0.23)	$(0.12)	$(0.52)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
— Basic	17,573,000	17,573,000	17,573,000	17,573,000

— Diluted	17,573,000	17,573,000	17,573,000	17,573,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,157,000)	$(1,578,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change of control income	(6,000)	(71,000)
Gain on sale of infusion branch	(184,000)	(2,000)
Deferred tax expense	2,125,000	2,204,000
Depreciation and amortization	13,052,000	15,670,000
Bad debt expense	2,078,000	2,737,000
Stock compensation expense	152,000	180,000
Equity in earnings of unconsolidated joint ventures	(1,588,000)	(1,843,000)
Minority interest	143,000	214,000

Change in assets and liabilities:
Accounts receivable	6,711,000	4,324,000
Inventories	(1,672,000)	(1,058,000)
Prepaid expenses and other current assets	3,636,000	6,962,000
Deferred revenue	(1,069,000)	72,000
Accounts payable, other payables and accrued expenses	378,000	(7,310,000)
Other assets and liabilities	1,891,000	1,024,000
Due to unconsolidated joint ventures, net	5,257,000	2,720,000

Net cash provided by operating activities	21,747,000	24,245,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payments for additions to property and equipment, net	(8,822,000)	(9,963,000)
Proceeds from sale of infusion branch	271,000	338,000

Net cash used in investing activities	$(8,551,000)	$(9,625,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(187,000)	$(215,000)
Principal payments on long-term debt and capital leases	(8,357,000)	(5,124,000)
Principal payments on short-term note payable	—	(274,000)

Net cash used in financing activities	(8,544,000)	(5,613,000)

INCREASE IN CASH AND CASH EQUIVALENTS	4,652,000	9,007,000

CASH AND CASH EQUIVALENTS, beginning of period	13,488,000	11,018,000

CASH AND CASH EQUIVALENTS, end of period	$18,140,000	$20,025,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$6,556,000	$8,256,000

Cash payments of income taxes	$153,000	$480,000

Non-Cash Activity:
Capital leases entered into for property and equipment	$2,847,000	$541,000
Changes in accounts payable related to purchases of property and equipment	$(403,000)	$(449,000)
Change of control:
Other liabilities	$53,000	$(394,000)
Additional paid-in capital	$(59,000)	$323,000

Supplemental Disclosure of Investing Activities:
Disposition of infusion branch:
Inventories sold	$87,000	$321,000
Property and equipment, net, sold	$—	$15,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements of American HomePatient, Inc. and its subsidiaries (the “Company”) for the three and six months ended June 30, 2009 and 2008 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2009, its results of operations for the three and six months ended June 30, 2009 and 2008 and its cash flows for the six months ended June 30, 2009 and 2008.
The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the entire respective years. Subsequent events have been evaluated through August 10, 2009, the date of the issuance of the Company’s condensed consolidated financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
2. GOING CONCERN AND LIQUIDITY
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has long-term debt of $226.4 million (the “Secured Debt”) at June 30, 2009, which was due to be repaid in full on August 1, 2009, as evidenced by a promissory note to the agent for the Company’s lenders (the “Lenders”) under a previous senior debt facility that is secured by substantially all of the Company’s assets. Highland Capital Management, L.P. controls a majority of the Secured Debt. As of August 1, 2009, $226.4 million was due to the Lenders and this entire amount is included in current portion of long-term debt and capital leases at June 30, 2009. A forbearance agreement was entered into by and among the Company, NexBank, SSB (the “Agent”), and a majority of the senior debt holders (the “Forbearance Holders”). See Note 3, “Subsequent Event” for a more detailed discussion. The Company’s cash flow from operations and existing cash were not sufficient to repay the Secured Debt by the maturity date, and the Company was unable to refinance the Secured Debt by the maturity date. As a result, the Company must refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will not be possible at this time, which raises substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any of the Company’s efforts to address the debt maturity issue can be completed on favorable terms or at all.

Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to resolve the debt maturity issue. Subject to the limitations provided by the forbearance agreement, the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock.
3. SUBSEQUENT EVENT
A Forbearance Agreement was entered into by and among the Company, the Agent, and the Forbearance Holders. The parties to the forbearance agreement have agreed to not exercise prior to September 1, 2009 any of the rights or remedies available to them as a result of the Company’s failure to repay the Secured Debt on the maturity date. The Company, the Agent, and the Forbearance Holders are currently in discussions to resolve the debt maturity issue. There can be no assurance that these discussions will result in a resolution with favorable terms to the Company and its stockholders or at all.
4. STOCK BASED COMPENSATION
The Company records compensation costs for fixed plan stock options based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense are calculated using the Black-Scholes option-pricing model. Allocation of compensation expense is made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility since the emergence from bankruptcy.
There were 415,000 options granted during the first quarter ended March 31, 2009. The estimated fair value of these options was $0.17 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 101%; expected life of 5 years; and risk-free interest rate of 2.06%. There were no options granted during the second quarter ended June 30, 2009.
The Company recognized $62,000 and $152,000 of stock-based compensation expense in the three and six months ended June 30, 2009, respectively.
Under the 1991 Nonqualified Stock Option Plan (the “1991 Plan”), as amended, 5,500,000 shares of the Company’s common stock have been reserved for issuance upon exercise of options granted thereunder. The maximum term of any option granted pursuant to the 1991 Plan is ten years. Shares subject to options granted under the 1991 Plan which expire, terminate or are canceled without having been exercised in full become available again for future grants.

An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2008	2,531,000	$1.68
Granted	415,000	0.22
Exercised	—	—
Canceled	—	—

Outstanding at March 31, 2009	2,946,000	$1.48
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at June 30, 2009	2,946,000	$1.48

There were no stock options exercised during the three and six months ended June 30, 2009 or 2008. At June 30, 2009, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1991 Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.

		Weighted
		Average
		Grant-date
Nonvested Options	Options	Fair Value

Balance at December 31, 2008	758,166	$1.02
Granted	415,000	0.17
Vested	(293,666)	1.29
Forfeited	—	—

Balance at March 31, 2009	879,500	$0.53
Granted	—	—
Vested	(22,083)	1.13
Forfeited	—	—

Balance at June 30, 2009	857,417	0.52

Options granted under the 1991 Plan as of June 30, 2009 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
	Options	Exercise	Exercise	Life in	Intrinsic	June 30,	June 30,	at June 30,	at June 30,
Year of Grant	Outstanding	Prices	Price	Years	Value	2009	2009	2009	2009

1999	200,000	$0.56	$0.56	0.36	—	200,000	$0.56	0.36	—
2000	220,000	$0.17 to $0.30	$0.18	1.35	16,300	220,000	$0.18	1.35	16,300
2004	450,000	$1.31 to $1.80	$1.64	4.89	—	450,000	$1.64	4.89	—
2005	170,000	$2.21 to $3.55	$2.97	5.60	—	170,000	$2.97	5.60	—
2006	470,000	$0.61 to $3.30	$3.24	6.65	—	465,000	$3.27	6.65	—
2007	496,000	$1.25 to $2.40	$1.63	7.75	—	408,583	$1.63	7.72	—
2008	525,000	$0.85 to $1.03	$1.02	8.69	—	175,000	$1.02	8.69	—
2009	415,000	$0.22	$0.22	9.67	12,450	—	$0.22	9.67	—

	2,946,000				$28,750	2,088,583			$16,300

Options granted under the 1991 Plan as of December 31, 2008 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
	Options	Exercise	Exercise	Life in	Intrinsic	Dec. 31,	Dec. 31,	at Dec. 31,	at Dec. 31,
Year of Grant	Outstanding	Prices	Price	Years	Value	2008	2008	2008	2008

1999	200,000	$0.56	$0.56	0.86	—	200,000	$0.56	0.86	—
2000	220,000	$0.17 to $0.30	$0.18	1.85	—	220,000	$0.18	1.85	—
2004	450,000	$1.31 to $1.80	$1.64	5.39	—	450,000	$1.64	5.39	—
2005	170,000	$2.21 to $3.55	$2.97	6.10	—	170,000	$2.97	6.10	—
2006	470,000	$0.61 to $3.30	$3.24	7.14	—	391,667	$3.27	7.14	—
2007	496,000	$1.25 to $2.40	$1.63	8.24	—	341,167	$1.62	8.22	—
2008	525,000	$0.85 to $1.03	$1.02	9.18	—	—	$—	—	—

	2,531,000				$—	1,772,834			$—

Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a four year vesting period and expire in ten years. Options granted in 2007, 2008, and 2009 have a three year vesting period and expire in ten years. As of June 30, 2009 and December 31, 2008, shares available for future grants of options under the 1991 Plan total 100,109 and 515,109, respectively.
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
An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2008 and June 30, 2009	536,000	$1.25

Options granted under the 1995 Plan as of December 31, 2008 and June 30, 2009 have the following characteristics:

				Weighted	Weighted
				Average	Average		Weighted	Aggregate	Aggregate
				Remaining	Remaining		Average	Intrinsic	Intrinsic
			Weighted	Contractual	Contractual		Exercise	Value	Value
			Average	Life in	Life in		Price of	of Options	of Options
	Options	Exercise	Exercise	Years	Years	Options	Options	Exercisable	Exercisable
Year of Grant	Outstanding	Prices	Price	12/31/2008	6/30/2009	Exercisable	Exercisable	12/31/2008	6/30/2009

1999	6,000	$0.53	$0.53	1.00	0.50	6,000	$0.53	—	—
2000	140,000	$0.20 to $0.30	$0.26	1.61	1.12	140,000	$0.26	—	—
2001	15,000	$0.75	$0.75	3.00	2.50	15,000	$0.75	—	—
2002	15,000	$0.15	$0.15	4.00	3.51	15,000	$0.15	—	1,500
2003	80,000	$1.29	$1.29	5.00	4.51	80,000	$1.29	—	—
2004	100,000	$1.18 to $3.46	$2.32	5.71	5.22	100,000	$2.32	—	—
2005	50,000	$3.27	$3.27	7.00	6.51	50,000	$3.27	—	—
2006	50,000	$1.40	$1.40	8.00	7.51	50,000	$1.40	—	—
2007	40,000	$1.12	$1.12	9.00	8.51	40,000	$1.12	—	—
2008	40,000	$0.12	$0.12	10.00	9.51	40,000	$0.12	800	5,200

	536,000					536,000		$800	$6,700

The Directors’ options are fully vested upon issuance and expire ten years from date of issuance.

5. NET (LOSS) INCOME PER COMMON SHARE
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
The following information is necessary to calculate net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss attributable to American HomePatient, Inc.	$(3,989,000)	$(2,132,000)	$(9,157,000)	$(1,578,000)

Weighted average common shares outstanding	17,573,000	17,573,000	17,573,000	17,573,000
Effect of dilutive options	—	—	—	—

Adjusted diluted common shares outstanding	17,573,000	17,573,000	17,573,000	17,573,000

Net loss per common share attributable to
American HomePatient, Inc. common shareholders
— Basic	$(0.23)	$(0.12)	$(0.52)	$(0.09)

— Diluted	$(0.23)	$(0.12)	$(0.52)	$(0.09)

6. INCOME TAXES
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
Amortization of the Company’s indefinite-life intangible assets, consisting of goodwill, ceased for financial statement purposes for the year ended December 31, 2002. The Company had a deferred tax liability of $7.8 million as of December 31, 2008 and $10.0 million at June 30, 2009 relating to indefinite-life intangibles. The Company cannot determine when the reversal of this deferred tax liability will occur, or whether such reversal would occur within the Company’s net operating loss carry-forward period. For the six months ended June 30, 2009 and 2008, the Company recognized a non-cash charge totaling $2.1 million to income tax expense to increase the valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.
7. CHANGE OF CONTROL
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
Under the New Employment Agreement, if Mr. Furlong’s employment terminates due to a “without cause” termination or constructive discharge (as defined in the New Employment Agreement), then Mr. Furlong will receive: (i) an amount equal to the sum of 100% of his base salary plus 100% of his target annual incentive award for the year of termination; and (ii) his pro rata target annual incentive award for the year of termination.
During the six months ended June 30, 2008 the Company reduced its change of control expense by $71,000, primarily due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of June 30, 2008. This decrease in expense is the result of a decline in market value of the Company’s common stock from December 31, 2007 to June 30, 2008. During the six months ended June 30, 2009, the Company reduced its change of control expense by $6,000 as a result of the reduction of the liability associated with the Company’s obligation to pay certain insurance for Mr. Furlong until January 1, 2011. At June 30, 2009 and December 31, 2008 the irrevocable trust had a balance of $1.4 million and was reflected in prepaid expenses and other current assets on the consolidated balance sheets.
8. FAIR VALUE MEASUREMENTS AND FAIR VALUE OPTION
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
The Company cannot estimate the fair value of its Secured Debt at June 30, 2009 or December 31, 2008 because debt instruments of comparable terms and maturities are unavailable due to current conditions in the debt market.
9. RECENTLY ADOPTED ACCOUNTING STANDARDS
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
In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of FSP 107-1 and APB 28-1 as of the quarter ending June 30, 2009 did not have a material impact on the Company’s consolidated financial position and results of operations.
In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. See Footnote No. 1, “Basis of Presentation” for the related disclosures. The adoption of SFAS No. 165 in the second quarter of 2009 did not have a material impact on our financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “projects,” “may,” “plan,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the Company’s business strategy, the ability to satisfy interest expense and principal repayment obligations or to otherwise address those obligations, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, adoption of, or changes in, accounting policies and practices, existing government regulations and changes in, or the failure to comply with, governmental regulations, legislative proposals for healthcare reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and current and future reimbursement rates, as well as reimbursement reductions and the Company’s ability to mitigate the impact of the reductions. Such statements are not guarantees of future performance and are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.
Overview
     American HomePatient, with operations in 33 states, provides home health care services and products consisting primarily of respiratory and infusion therapies, the rental and sale of home medical equipment, and the sale of home health care supplies.

     The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Six Months Ended June 30,
	2009	2008
Oxygen systems	38%	41%
Sleep therapy	35	28
Inhalation drugs	5	7
Nebulizers	2	2
Other respiratory	3	2

Total home respiratory therapy services	83%	80%

Enteral nutrition services	6	5
Other infusion services	4	5

Total home infusion therapy services	10%	10%

Total home medical equipment and supplies	7%	10%

	100%	100%

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

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense decreased from $2.7 million for the six months ended June 30, 2008 to $2.1 million for the six months ended June 30, 2009. As a percentage of net revenue, bad debt expense decreased from 2.1% for the six months ended June 30, 2008 to 1.8% for the six months ended June 30, 2009. This decrease is primarily the result of improved revenue qualification and collection processes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”
     Cash Flow. The Company’s funding of day-to-day operations and all payments required to the Company’s secured creditors comes from cash flow and cash on hand. The Company currently does not have access to a revolving line of credit. The Company’s Secured Debt matured on August 1, 2009. The Company has entered into a forbearance agreement with the Agent and the Forbearance Holders in which the Agent and Forbearance Holders agreed to forbear from exercising rights and remedies prior to September 1, 2009. The nature of the Company’s business requires substantial capital expenditures in order to buy the equipment used to generate revenues. As a result, management views cash flow as particularly critical to the Company’s operations. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable, and inventories) and current liabilities (principally accounts payable, accrued expenses and the Secured Debt). Management attempts to monitor and improve cash flow in a number of ways, including inventory utilization analysis, cash flow forecasting, and accounts receivable collection. In that regard, the length of time that it takes to collect receivables can have a significant impact on the Company’s liquidity as described below in “Days Sales Outstanding.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company also monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO was 47 and 51 days at June 30, 2009 and December 31, 2008, respectively. This decrease is primarily the result of improved revenue qualification and collection processes.
     Unbilled Revenues. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which is the amount of sales and rental revenues not yet billed to payors due to incomplete documentation or the receipt of the Certificate of Medical Necessity (“CMN”). The amount of unbilled revenue was $4.4 million and $5.2 million for June 30, 2009 and December 31, 2008, respectively, net of valuation allowances. This decrease primarily is the result of improvements made in the timing of collecting documents necessary for billing.
     Productivity and Profitability. In light of the reimbursement reductions affecting the Company over the past several years and the possibility of continued reimbursement reductions in the future, management has placed significant emphasis on improving productivity and reducing costs over the past several years and will continue to do so. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are through productivity improvements related to the Company’s branches and billing centers. These improvements have focused on centralization of certain activities previously performed at branches, consolidation of certain billing center functions, and reduction in costs associated with delivery of products and services to patients. Examples of recent centralization initiatives include the centralization of revenue qualification processes through the Company’s regional billing centers, the centralization of order intake and order processing through the Company’s patient service centers, the centralization of CPAP supply order processing and fulfillment through the Company’s centralized CPAP support center, and the centralization of inhalation drug order processing and fulfillment through the Company’s centralized pharmacy. The Company has also established a centralized oxygen support center to coordinate scheduling and routing of portable oxygen deliveries for the Company’s branches. Initiatives are also in place to improve asset utilization through a newly implemented asset management system, reduce capital expenditures through improved purchasing processes, reduce bad debt expense and revenue deductions through improved revenue qualification and collection processes, reduce costs of delivery of products to patients through improved routing, and reduce facility costs through more effective utilization of leased space. Management utilizes a variety of monitoring tools and analyses to help identify and standardize best practices and to identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have historically led to the closure or consolidation of branches and to the emphasis on certain products and new sales initiatives. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response” for additional discussion.
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
     The Company’s Secured Debt Matured on August 1, 2009. For a discussion of the Company’s secured debt maturity, see “Risk Factors” and “Management’s Discussion and Analyses of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
     DRA Reimbursement Impact: The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 8, 2006, affects the Company’s reimbursement in a number of ways including:
•	The DRA contains a provision that eliminated the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs, beds, and respiratory assist devices. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. The effective date of the provision to eliminate the capped rental methodology applies to items for which the first rental month occurs on or after January 1, 2006. As a result, the impact of this change will be realized over a period of several years which began in 2007.

•	The DRA also contains a provision that limits the duration of monthly Medicare rental payments on oxygen equipment to 36 months. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met medical qualifications. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore, the financial impact of the reduction in revenue associated with the 36 month cap began in 2009. The DRA provided for the transfer of title of the oxygen equipment from the supplier to the patient at the end of the 36 month period. With the enactment of the Medicare Improvement for Patients and Providers Act of 2008 (“MIPPA”) in July of 2008, the provision related to the transfer of title of oxygen equipment was repealed effective January 1, 2009; however MIPPA did not repeal the cap on rental payments subsequent to the 36th month. MIPPA also established new payment rules and supplier responsibilities following the 36 month rental period, the most significant of which are described below.
•	A supplier’s responsibility to service an oxygen patient ends at the time the oxygen equipment has been in continuous use by the patient for the equipment’s reasonable useful lifetime (currently defined by the Centers for Medicare and Medicaid Services (“CMS”) as five years for oxygen equipment). However, the supplier may replace this equipment and a new 36 month rental period and new reasonable useful lifetime period is started on the date the replacement item is delivered. Oxygen equipment that is lost, stolen, or irreparably damaged may also be replaced and a new 36 month rental period and new reasonable useful lifetime period is started

(with CMS approval). A new certificate of medical necessity is required when oxygen equipment is replaced in each of the situations described above.

•	A change in oxygen equipment modalities (e.g. from a concentrator to a stationary liquid system) prior to the end of the reasonable useful lifetime does not result in the start of a new 36 month rental period or new reasonable useful lifetime period, unless the change is medically justified and supported by written documentation from the patient’s physician. In addition, replacing oxygen equipment that is not functioning properly prior to the end of the reasonable useful lifetime period does not result in the start of a new 36 month rental period or new reasonable useful lifetime period. Finally, the transfer by a beneficiary to a new supplier prior to the end of the reasonable useful lifetime period does not result in the start of a new 36 month rental period or new reasonable useful lifetime period.

•	Suppliers furnishing liquid or gaseous oxygen equipment during the initial 36 month rental period will be required to continue furnishing oxygen contents for any period of medical need following the 36 month rental cap for the remainder of the reasonable useful lifetime of the equipment. The reimbursement rate for portable oxygen contents will increase from approximately $29 per month during the 36 month rental period to approximately $77 per month after the 36 month rental period. At the start of a new 36 month rental period, the reimbursement rate for portable oxygen contents will revert back to approximately $29 per month.

•	Suppliers are responsible for performing any repairs or maintenance and servicing of the oxygen equipment that is necessary to ensure that the equipment is in good working order for the reasonable useful lifetime of the oxygen equipment. No payment will be made for supplies, repairs, or maintenance and servicing either before or after the initial 36 month rental period, with the exception of one in-home visit by a supplier to inspect oxygen concentrators and transfilling equipment and provide general maintenance six months after the initial 36 month cap. Suppliers may not be reimbursed for more than 30 minutes of labor for this one in-home visit. Currently, reimbursement for the one in-home visit has only been approved by CMS for 2009.

•	The Company’s financial results were materially and adversely impacted beginning in 2009 as a result of changes in oxygen reimbursement as described above. Net revenue and net income will be reduced in the twelve months of 2009 by approximately $17.0 million as a result of the reimbursement changes related to the 36 month oxygen cap. (See “Recap of 2009 Impact of Medicare Reimbursement Changes” below for additional discussion.)
•	On August 3, 2006, CMS published a Proposed Rule to implement the changes required by the DRA relating to the payment for oxygen, oxygen equipment, and capped rental DME items. The rule, which became final November 9, 2006 (“DRA Implementation Rule”), establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The DRA Implementation Rule also establishes a reimbursement rate for portable oxygen generating equipment and changes regulations related to maintenance reimbursement and equipment replacement reimbursement. Under the DRA Implementation Rule, during the initial 36 months of rental, the reimbursement rate for concentrators and stationary liquid and gas systems was approximately $199 per month for calendar years 2007 and 2008, approximately $193 per month for 2009, and approximately $189 per month for 2010. Under the DRA Implementation Rule, the reimbursement rate for liquid or gas portable equipment during the initial 36 months of rental is approximately $32 per month from 2007 through 2010. As a result of the enactment of MIPPA in July of 2008, the above reimbursement rates were decreased by 9.5% beginning on January 1, 2009. The reduced oxygen rates as specified in the DRA Implementation Rule that went into effect January 1, 2009 will reduce the Company’s net revenue and net income in the twelve months of 2009 by approximately $1.5 million.
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
     On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) was enacted. Among other things, this legislation delayed the competitive bidding program to allow time for CMS to make changes to the bidding process. As a result of this legislation, contracts awarded in the first round were terminated and the bidding process for the first round is currently scheduled to be restarted in 2009 and, except for a few exceptions, will include the same products and geographic locations included in the original first round of bidding. On January 16, 2009, CMS published an Interim Final Rule implementing provisions of MIPPA related to the first round re-bidding process and subsequent rounds of bidding. The effective date of the Interim Final Rule was originally to be February 17, 2009, but was subsequently extended to April 18, 2009. The delay was used by CMS to further review the issues of law and policy raised by the Interim Final Rule. On August 3, 2009, CMS published a tentative timeline and bidding requirements for the first round re-bidding process. According to this timeline, bidder registration is scheduled for August 17, 2009 and bidding begins October 21, 2009 and closes December 21, 2009. Reimbursement rates from the bidding process will be announced in June 2010 and contract suppliers will be announced in September 2010. The reimbursement rates resulting from the bidding process will go into effect January 1, 2011. The second round bidding process is currently scheduled to begin in 2011. To offset the savings not realized as a result of the competitive bidding delay, MIPPA calls for a nationwide 9.5% reduction in Medicare rates beginning on January 1, 2009 for products included in the first round of competitive bidding. This 9.5% reduction will reduce the Company’s net revenue and net income by approximately $8.5 million in the twelve months of 2009. MIPPA also requires CMS to make certain changes to the bidding process and repeals the transfer of title of oxygen equipment to Medicare beneficiaries at the end of 36 months of continuous rental, as specified in the Deficit Reduction Act of 2005. See “DRA Reimbursement Impact” below for additional discussion. At this time, the exact timing and financial impact of competitive bidding is not known, but management believes the impact could be material.
     Recap of 2009 Impact of Medicare Reimbursement Changes: As a result of the various Medicare reimbursement changes that became effective January 1, 2009, the Company’s net revenue and net income will be reduced by approximately $27.0 million in the twelve months of 2009. This includes approximately $17.0 million associated with the 36 month rental cap for oxygen equipment, approximately $1.5 million associated with reductions in oxygen fee schedule payment amounts, and approximately $8.5 million related to the 9.5% reduction associated with the delay of competitive bidding, all of which are described above.
     For the six months ended June 30, 2009, the Medicare reimbursement reductions described above decreased the Company’s revenue and net income by approximately $14.1 million. Additionally, a change in inhalation drug product mix resulting from Medicare reimbursement reductions which began April 1, 2008, decreased the Company’s revenue and net income by an additional $3.0 million for the current six month period compared to the same six month period last year.
     Over the past several years in anticipation of continued reductions in reimbursement, the Company has implemented various initiatives to improve productivity and reduce costs. These initiatives have focused on the centralization of certain activities previously performed at branches and billing centers, consolidation of certain billing center functions, and reductions of costs associated with delivery of products and services to patients. The Company has also implemented strategies designed to improve revenue growth, especially in the areas of oxygen and sleep therapy. Management believes that a portion of the reimbursement reduction impact described above will be offset by the full year impact of productivity improvements and cost reductions implemented in 2008, additional productivity improvements and cost reductions to be implemented in 2009, and growth in revenue in 2009, especially in the areas of oxygen and sleep therapy. Additionally, management’s cash flow projections and related operating plans indicate that the Company can adequately fund its operating activities and interest payments throughout 2009 through cash flow and existing cash on hand. However, future cash flows from operations will not be sufficient to repay the Secured Debt, which matured on August 1, 2009, as more fully discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Management cannot provide any assurance that future initiatives to improve productivity and/or increase revenues will be successful and there can be no guarantee that actual cash flow in 2009 will be consistent with management’s projections.

     Accreditation: The Secretary of the Department of Health and Human Services is required to establish and implement quality standards for suppliers of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”). CMS published the standards on its website on August 14, 2006. In order to continue to bill under Medicare Part B, DMEPOS suppliers will be required to meet these standards through an accreditation process outlined in the CMS final rule on accreditation issued August 18, 2006. In order to participate in the original first round of competitive bidding, all suppliers were required to obtain accreditation by October 31, 2007. All of the Company’s branch locations were accredited by the Joint Commission prior to this date. As of January 1, 2008, all of the Company’s branch locations transitioned from accreditation with the Joint Commission to accreditation with Accreditation Commission for Health Care (“ACHC”).
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
     Inhalation Drug Changes: A revision of the Nebulizers Local Coverage Determination (“LCD”) was released by the Durable Medical Equipment Medicare Administrative Contractors on April 10, 2008. According to the LCD, effective July 1, 2008, claims for the drug Xopenex were to be paid based on the reimbursement rate for albuterol, which is the least costly medically appropriate alternative to Xopenex. Also according to the LCD, effective July 1, 2008, claims for the drug DuoNeb were to be paid based on the reimbursement rate for the unit dose vials of albuterol and Ipratropium each, which is the least costly medically appropriate alternative to DuoNeb. In June of 2008, prior to implementation of the LCD, CMS provided guidance that the LCDs with effective dates of service on or after July 1, 2008 were being revised to withdraw, pending further review, the provision applying albuterol reimbursement rates to Xopenex. In addition, the effective date for applying the least costly alternative provision to the unit dose combination solution of albuterol and ipratropium (DuoNeb) was being revised and the effective date for this implementation was to be on or after November 1, 2008. However, on October 16, 2008, the United States District Court for the District of Columbia issued an order that permanently enjoined the implementing or enforcing of the April 2008 LCD for DuoNeb or any local coverage determination for DuoNeb that bases reimbursement on a least costly alternative standard. The Company cannot predict the impact this ruling will have on the pending least costly alternative provision for Xopenex. Since the Company does not currently provide significant amounts of Xopenex or DuoNeb, reimbursement changes related to these drugs would not be expected to materially impact the Company’s current revenue or profitability.
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

     The four Jurisdictions published new revised LCDs on September 19, 2008 in order to provide guidance for PAP equipment beyond the guidelines contained in the NCD. The LCDs require, effective November 1, 2008, a face-to-face physician visit prior to the physician ordering sleep testing which should generally contain a sleep history with symptoms associated with obstructive sleep apnea (OSA) and sleep inventory, as well as pertinent physical examination. The LCD also requires an initial three-month trial period during which (no sooner than the 31st day but no later than the 91st day after beginning treatment) there must be an additional face-to-face physician visit. The treating physician must conduct a clinical reevaluation and document that the beneficiary is benefiting from PAP therapy. This policy also requires compliance data be provided to show patient’s use of the CPAP machine for four hours per night 70% of nights within a 30 day timeframe during the initial 90 days of treatment in order to document medical necessity. The Company is currently adapting its operations as a result of the policy changes outlined in the LCDs. The Company’s revenue and profitability have been and will continue to be negatively impacted by these policy changes. However, the Company cannot accurately predict the ongoing magnitude of the impact at this time as the Company is still in the process of working through these changes.
     Surety Bond: In July 2007, CMS issued a proposed rule implementing section 4312 of the Balanced Budget Act of 1997 (the “BBA”), which would require all suppliers of DMEPOS, except those that are government operated, to obtain and retain a surety bond. On January 2, 2009 CMS published a final rule requiring DME suppliers to post a $50,000 bond for each National Provider Identification Number (“NPI number”). The effective date of the final rule is March 2, 2009, however existing suppliers are not required to furnish the bond until October 2, 2009. This rule requires the Company to obtain a surety bond for each of its 242 branch locations billing Medicare using a unique NPI number. The Company has obtained the required surety bonds for each of its branch locations effective October 2, 2009 for a term of one year. The costs to obtain the surety bonds for the initial one-year period will not materially impact the Company’s financial results or financial position. However, there can be no assurance that the Company will be able to obtain renewals or that the costs of future renewals will remain at the current level.
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

     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

	Percentage of Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales and related services	21.7	20.9	22.0	20.8
Cost of rentals, including rental equipment depreciation	12.8	13.4	12.9	13.5
Operating expenses	53.9	51.9	54.1	50.7
Bad debt expense	1.5	2.2	1.8	2.1
General and administrative	9.0	7.5	8.9	7.2
Depreciation, excluding rental equipment, and amortization	1.7	1.6	1.7	1.6
Interest expense, net	6.6	6.1	6.6	5.9
Other income, net	(0.2)	(0.4)	(0.1)	(0.5)
Change of control income	—	—	—	(0.1)

Total expenses	107.0	103.2	107.9	101.2

Earnings from unconsolidated joint ventures	2.4	2.2	2.2	2.1

(Loss) income from operations before income taxes	(4.6)	(1.0)	(5.7)	0.9
Provision for income taxes	2.2	2.2	2.1	2.0

Net loss	(6.8)	(3.2)	(7.8)	(1.1)

Less: Net income attributable to the noncontrolling interests	(0.1)	(0.2)	(0.1)	(0.1)

Net loss attributable to American HomePatient, Inc.	(6.9)	(3.4)	(7.9)	(1.2)

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenues. Revenues decreased from $64.2 million for the quarter ended June 30, 2008 to $57.7 million for the same period in 2009, a decrease of $6.5 million, or 10.1%. The majority of this revenue decrease was attributable to Medicare reimbursement reductions effective January 1, 2009 which reduced revenue by approximately $6.9 million in the second quarter of 2009. Also contributing to the revenue decrease was the Company’s reduced emphasis on less profitable product lines such as non-respiratory durable medical equipment and infusion therapy. These decreases were partially offset by an increase in the number of oxygen patients and growth in sleep therapy revenue, the Company’s core product lines. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues increased from $23.9 million for the quarter ended June 30, 2008 to $24.8 million for the same period of 2009, an increase of $0.9 million, or 3.8%. This increase is primarily the result of increased sleep therapy revenue offset by a decrease in revenue associated with non-focus product lines and Medicare reimbursement reductions.
Rental Revenues. Rental revenues decreased from $40.3 million for the quarter ended June 30, 2008 to $32.9 million for the same period in 2009, a decrease of $7.4 million, or 18.4%. This decrease is primarily the result of Medicare reimbursement reductions and a decrease in revenue associated with non-focus product lines, partially offset by an increase in the number of oxygen patients.
Cost of Sales and Related Services. Cost of sales and related services decreased from $13.4 million for the quarter ended June 30, 2008 to $12.5 million for the same period in 2009, a decrease of $0.9 million, or 6.7%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 56.3% for the quarter ended June 30, 2008 to 50.5% for the same period in 2009. This decrease is primarily attributable to improved vendor pricing for certain product lines and reductions in sales of less profitable product lines.
Cost of Rental Revenues. Cost of rental revenues decreased from $8.6 million for the quarter ended June 30, 2008 to $7.4 million for the same period in 2009, a decrease of $1.2 million, or 14.0%. As a percentage of rental revenues, cost of rental revenue increased from 21.4% for the quarter ended June 30, 2008 to 22.4% for the quarter ended June 30, 2009. This increase in percentage is primarily the result of the impact of Medicare reimbursement reductions effective January 1, 2009, partially offset by reductions in purchases of oxygen for portability and reduced rental equipment depreciation expense. The reduction in rental equipment depreciation expense is due primarily to the total cost of fixed assets becoming fully depreciated in 2008 being higher than the total cost of fixed assets acquired in 2008 as well as improvements made in the management of rental equipment assets associated with the recent implementation of an upgraded asset management system.
Operating Expenses. Operating expenses decreased from $33.3 million for the quarter ended June 30, 2008 to $31.1 million for the same period in 2009, a decrease of $2.2 million or 6.6%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs. As a percentage of revenues, operating expenses increased from 51.9% for the quarter ended June 30, 2008 to 53.9% for the quarter ended June 30, 2009. This increase in percentage is primarily attributable to a reduction in revenue associated with Medicare reimbursement cuts effective January 1, 2009.
Bad Debt Expense. Bad debt expense decreased from $1.4 million for the quarter ended June 30, 2008 to $0.9 million for the same period in 2009, a decrease of $0.5 million, or 35.7%. As a percentage of revenues, bad debt expense decreased from 2.2% for the quarter ended June 30, 2008 to 1.5% for the quarter ended June 30, 2009. This decrease in percentage is primarily due to improved revenue qualification and collection processes.
General and Administrative Expenses. General and administrative expenses increased from $4.8 million for the quarter ended June 30, 2008 to $5.2 million for the same period in 2009, an increase of $0.4 million or 8.3%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes in support of centralization of field activities. As a percentage of revenues, general and administrative expenses increased from 7.5% for the quarter ended June 30, 2008 to 9.0% for the quarter ended June 30, 2009. This increase in percentage is primarily due to a reduction in revenue associated with Medicare reimbursement cuts effective January 1, 2009.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses were $1.0 million for each of the quarters ended June 30, 2008 and 2009.
Interest Expense, Net. Interest expense, net, was $3.9 million for the quarter ended June 30, 2008 and $3.8 for the quarter ended June 30, 2009.
Other Income, Net. Other income, net, was $0.3 million for the quarter ended June 30, 2008 and $0.1 million for the quarter ended June 30, 2009. The Company recorded income of $0.4 million for the three months ended June 30, 2008 related to proceeds received from settlement of a legal dispute.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures were $1.4 million for each of the quarters ended June 30, 2008 and 2009.
Provision for Income Taxes. The provision for income taxes was $1.4 million for the quarter ended June 30, 2008 and $1.3 million for the same period in 2009. This expense primarily relates to non-cash deferred state and federal income taxes associated with indefinite lived intangible assets and state income tax expense.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Revenues. Revenues decreased from $133.4 million for the six months ended June 30, 2008 to $116.0 million for the same period in 2009, a decrease of $17.4 million, or 13.0%. The majority of this revenue decrease was attributable to Medicare reimbursement reductions effective January 1, 2009 which reduced revenue by approximately $14.1 million in the first six months of 2009. A change in inhalation drug product mix resulting from Medicare reimbursement reductions which began April 1, 2008 reduced revenue by an additional $3.0 million for the six months ended June 30, 2009. Also contributing to the revenue decrease was the Company’s reduced emphasis on less profitable product lines such as non-respiratory durable medical equipment and infusion therapy. These decreases were partially offset by growth in oxygen and sleep therapy, the Company’s core product lines. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $52.3 million for the six months ended June 30, 2008 to $49.0 million for the same period of 2009, a decrease of $3.3 million, or 6.3%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines, a change in inhalation drug product mix and Medicare reimbursement reductions, partially offset by an increase in sleep therapy revenue.
Rental Revenues. Rental revenues decreased from $81.2 million for the six months ended June 30, 2008 to $67.0 million for the same period in 2009, a decrease of $14.2 million, or 17.5%. This decrease is primarily the result of Medicare reimbursement reductions and a decrease in revenue associated with non-focus product lines, partially offset by an increase in the number of oxygen patients.
Cost of Sales and Related Services. Cost of sales and related services decreased from $27.8 million for the six months ended June 30, 2008 to $25.5 million for the same period in 2009, a decrease of $2.3 million, or 8.3%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 53.1% for the six months ended June 30, 2008 to 52.0% for the same period in 2009. This decrease is primarily attributable to improved vendor pricing for certain product lines and reductions in sales of less profitable product lines.
Cost of Rental Revenues. Cost of rental revenues decreased from $18.1 million for the six months ended June 30, 2008 to $15.0 million for the same period in 2009, a decrease of $3.1 million, or 17.1%. As a percentage of rental revenues, cost of rental revenue increased from 22.2% for the six months ended June 30, 2008 to 22.3% for the six months ended June 30, 2009. This increase in percentage is primarily the result of the impact of Medicare reimbursement reductions effective January 1, 2009, partially offset by reductions in purchases of oxygen for portability and reduced rental equipment depreciation expense. The reduction in rental equipment depreciation expense is due primarily to the total cost of fixed assets becoming fully depreciated in 2008 being higher than the total cost of fixed assets acquired in 2008 as well as improvements made in the management of rental equipment assets associated with the recent implementation of an upgraded asset management system.
Operating Expenses. Operating expenses decreased from $67.5 million for the six months ended June 30, 2008 to $62.7 million for the same period in 2009, a decrease of $4.8 million or 7.1%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs. As a percentage of revenues, operating expenses increased from 50.7% for the six months ended June 30, 2008 to 54.1% for the six months ended June 30, 2009. This increase in percentage is primarily attributable to a reduction in revenue associated with Medicare reimbursement cuts effective January 1, 2009.
Bad Debt Expense. Bad debt expense decreased from $2.7 million for the six months ended June 30, 2008 to $2.1 million for the same period in 2009, a decrease of $0.6 million, or 22.2%. As a percentage of revenues, bad debt expense decreased from 2.1% for the six months ended June 30, 2008 to 1.8% for the six months ended June 30, 2009. This decrease in percentage is primarily due to improved revenue qualification and collection processes.
General and Administrative Expenses. General and administrative expenses increased from $9.6 million for the six months ended June 30, 2008 to $10.3 million for the same period in 2009, an increase of $0.7 million or 7.3%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes in support of centralization of field activities. As a percentage of revenues, general and administrative expenses increased from 7.2% for the six months ended June 30, 2008 to 8.9% for the six months ended June 30, 2009. This increase in percentage is primarily due to a reduction in revenue associated with Medicare reimbursement cuts effective January 1, 2009.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $2.1 million for the six months ended June 30, 2008 to $2.0 million for the same period in 2009, a decrease of $0.1 million, or 4.8%. The decrease is primarily due to certain leasehold improvements becoming fully amortized.
Interest Expense, Net. Interest expense, net, was $7.8 million for the six months ended June 30, 2008 and $7.7 million for the six months ended June 30, 2009.
Other Income, Net. Other income, net, was $0.7 million for the six months ended June 30, 2008 and $0.1 million for the six months ended June 30, 2009. The decrease is partially due to income related to various life insurance policies for the six months ended June 30, 2008. The Company also recorded income of $0.4 million during the six months ended June 30, 2008 related to proceeds received from settlement of a legal dispute.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures were $2.8 million for the six months ended June 30, 2008 and $2.5 million for the six months ended June 30, 2009. The decrease is primarily attributable to the impact of Medicare reimbursement reductions on the profitability of joint ventures effective January 1, 2009.
Provision for Income Taxes. The provision for income taxes was $2.7 million for the six months ended June 30, 2008 and $2.4 million for the same period in 2009. This expense primarily relates to non-cash deferred state and federal income taxes associated with indefinite lived intangible assets and state income tax expense.

Liquidity and Capital Resources
     The Company has long-term debt of $226.4 million, as evidenced by a promissory note to the agent for the Company’s lenders (“Lenders”) under a previous senior debt facility. This indebtedness is secured by substantially all of the assets of the Company and matured on August 1, 2009. The Company was not able to repay this debt at or prior to maturity from cash flow from operations and existing cash, or refinance this debt prior to the maturity date. As a result, the Company must refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will not be possible at this time. There can be no assurance that any of the Company’s efforts to address the debt maturity issue can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to resolve the debt maturity issue. A forbearance agreement was entered into by and among the Company, the Agent, and the Forbearance Holders. The parties to the forbearance agreement have agreed to not exercise prior to September 1, 2009 any of the rights or remedies available to them as a result of the Company’s failure to repay the Secured Debt on the maturity date. The Company, the Agent, and the Forbearance Holders are currently in discussions to resolve the debt maturity issue. There can be no assurance that these discussions will result in a resolution with favorable terms to the Company and its stockholders or at all. Subject to the limitations provided by the forbearance agreement, the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock.
     At June 30, 2009 the Company had current assets of $67.3 million and current liabilities of $264.3 million, resulting in working capital deficit of $197.0 million and current ratio of 0.3x as compared to a working capital of $30.4 million and a current ratio of 1.7x at June 30, 2008.
     Under the terms of the Secured Debt that matured on August 1, 2009, interest was payable monthly on the Secured Debt at a rate of 6.785% per annum. Payments of principal were payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment of the Excess Cash Flow was due on each September 30 in an amount equal to one-half of the anticipated Excess Cash Flow.
     The Company does not have access to a revolving line of credit. As of June 30, 2009, the Company had unrestricted cash and cash equivalents of approximately $18.1 million.
     The Company’s principal cash requirements (other than the repayment of its matured Secured Debt) are for working capital, capital expenditures, leases, and interest payments on its debt. The Company must meet these on-going cash requirements with existing cash balances and net cash provided by operations.
     While management’s cash flow projections and related operating plans indicate that the Company can adequately fund its operating activities and continue existing interest payments through existing cash and cash flow, cash flows from operations and available cash were not sufficient to repay the Company’s Secured Debt that matured on August 1, 2009. In light of the current general credit market conditions, there can be no assurances that the Company will be able to deal successfully with the debt maturity issue on a timely basis or at all. As a result, the Company’s independent auditors added an explanatory paragraph to their report on the Company’s consolidated financial statements for the three and six months ended June 30, 2009 that noted these conditions indicated that the Company may be unable to continue as a going concern. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The Company’s future cash flow will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than in many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $30.0 million and $38.3 million at June 30, 2009 and December 31, 2008, respectively. Average DSO was approximately 47 and 51 days at June 30, 2009 and December 31, 2008, respectively. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”
     Net cash provided by operating activities was $21.7 million and $24.2 million for the six months ended June 30, 2009 and 2008. Payments made for additions to property and equipment, net were $8.8 million for the six months ended June 30, 2009 compared to $10.0 million for the same period in 2008. Additionally, the Company entered into $2.8 million of capital leases for equipment in the six months ended 2009 and entered into $0.5 million of capital leases for equipment in the six months ended June 30, 2008. Net cash used in financing activities was $8.5 million and $5.6 million for the six months ended June 30, 2009 and 2008, respectively. The cash used in financing for the six months ended June 30, 2009 includes $8.4 million of principal payments on long-term debt and capital leases. The cash used in financing for the six months ended June 30, 2008 includes $5.1 million of principal payments on long-term debt and capital leases.

Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of June 30, 2009:

	Twelve Months Ending June 30,					After June 30,
	Total	2010	2011	2012	2013	2013

Secured debt and capital leases	$228,800,000	$228,775,000	$25,000	$—	$—	$—

Interest on secured debt and capital leases	3,927,000	3,927,000	—	—	—	—

Operating lease obligations	12,972,000	6,689,000	4,006,000	1,656,000	546,000	75,000

Total contractual cash obligations	$245,699,000	$239,391,000	$4,031,000	$1,656,000	$546,000	$75,000

The Secured Debt is comprised entirely of amounts owed to the Lenders that matured on August 1, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Capital leases consist primarily of leases of office and computer equipment. Operating leases are noncancelable leases on certain vehicles and buildings.
At June 30, 2009 the Company had no off-balance sheet commitments or guarantees outstanding.
At June 30, 2009 the Company had one letter of credit for $250,000 which expires in January 2010. The letter of credit secures the Company’s obligations with respect to its professional liability insurance. The letter of credit is secured by a certificate of deposit, which is included in restricted cash.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has not been subject to material interest rate sensitivity since the Company paid a fixed interest rate for its $226.4 million of Secured Debt that matured on August 1, 2009. Interest expense associated with other debt would not materially impact the Company as most interest rates are fixed. The Company does not own and is not a party to any material market risk sensitive instruments.
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2009 annual meeting of shareholders was held on May 20, 2009. At the meeting, the re-election of the individual nominated as the Class 3 director of the Company’s Board of Directors, Donald R. Millard, was approved. Continuing directors consisted of Class 1 directors Henry T. Blackstock and W. Wayne Woody and Class 2 directors Joseph F. Furlong, III and William C. O’Neil. No other matters were voted upon at the annual meeting.
The following table sets forth the voting tabulation for the matter voted upon at the meeting:

	Votes	Votes	Votes		Broker
	For	Against	Withheld	Abstentions	Non-Votes

Reelection of Class 1 director Donald R. Millard	15,483,611	N/A	359,164	N/A	N/A
ITEM 4T — CONTROLS AND PROCEDURES
Based on management’s evaluation, with the participation of the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed in reports that are filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries (the Company) as of June 30, 2009, the related interim condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and the related interim condensed consolidated statements of cash flows for the six-month period ended June 30, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
Note 2 of the Company’s audited financial statements as of December 31, 2008, and for the year then ended, disclosed that the Company had a net capital deficiency and had a net working capital deficiency resulting from $233.6 million of debt that matures on August 1, 2009. Our auditors’ report on those financial statements included an explanatory paragraph referring to the matters in note 2 of those financial statements and indicated that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in note 2 of the Company’s unaudited interim condensed consolidated financial statements as of June 30, 2009, and for the six-months then ended, the Company has a net capital deficiency and a net working capital deficiency resulting from $226.4 million of debt that matured on August 1, 2009. As a result of a forbearance agreement, the agent and the forbearance holders agreed to forbear from exercising the rights and remedies available to them as a result of the Company’s failure to repay the outstanding principal balance until September 1, 2009. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Nashville, TN
August 10, 2009

PART II. OTHER INFORMATION
ITEM 1A — RISK FACTORS
This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.
The Company’s secured debt became due on August 1, 2009 and was not repaid.
      The Company maintains a significant amount of debt. The Company has long-term debt of $226.4 million, as evidenced by a promissory note to the agent for the Lenders under a previous senior debt facility. This indebtedness is secured by substantially all of the assets of the Company and matured on August 1, 2009. The Company was not able to repay or refinance this debt at or prior to maturity. As a result, the Company must refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will not be possible at this time. There can be no assurance that any of the Company’s efforts to address the debt maturity issue can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to resolve the debt maturity issue. Subject to the limitations provided by the forbearance agreement, the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events and Uncertainties” and “Liquidity and Capital Resources.”
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

      For the six months ended June 30, 2009, the percentage of the Company’s revenues derived from Medicare, Medicaid and all other payors was 50%, 8%, and 42%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in any of which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Highland Capital Management, L.P. controls approximately 48% of the Company’s common stock and controls a majority of the Company’s $226.4 million secured debt, which may allow Highland to exert significant influence on certain aspects of our business.
     On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company. Highland also controls a majority of the Company’s secured promissory notes that represent $226.4 million of secured debt. Highland could exert significant influence on all matters requiring shareholder approval including the election of directors and the approval of significant corporate transactions. Because of its control of the Company’s debt, Highland’s interests may be different than those of holders of common stock who are not also holders of debt.
The Company maintains substantial leverage.
      As a result of the amount of debt, a substantial portion of the Company’s cash flow from operations has been dedicated to servicing debt. The substantial leverage could adversely affect the Company’s ability to grow its business or to withstand adverse economic conditions and reimbursement changes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
     The Company has implemented, and is currently implementing, a number of expense reduction initiatives in response to existing and proposed reimbursement reductions. Pending and proposed reimbursement cuts, if enacted, would require the Company to alter significantly its business model and cost structure, as well as the services it provides to patients, in order to avoid substantial losses. Measures undertaken to reduce expenses by improving efficiency can have an unintended negative impact on revenues, referrals, billing, collections and other aspects of the Company’s business, any of which can have a material adverse effect on the Company’s operations, financial condition, business, or prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company has substantial accounts receivable, and increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on the Company’s cash flows and results of operations.
     The Company has substantial accounts receivable as evidenced by DSO of 47 days as of June 30, 2009. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.
New healthcare legislation or other changes in the administration or interpretation of government health care programs or initiatives may have a material adverse effect on the Company.
     The health care industry continues to undergo dramatic changes influenced in large part by federal legislative initiatives. It is likely new federal health care initiatives will continue to arise. The Medicare Prescription Drug and Improvement Act of 2003 and the Deficit Reduction Act of 2005 have had, and will continue to have, a material negative impact on the level of reimbursement. The Medicare Improvements for Patients and Providers Act of 2008 has had a material negative impact beginning in 2009. Potential reimbursement reductions associated with competitive bidding could adversely affect the Company’s future profitability. Additionally, from time to time other modifications to Medicare reimbursement have been discussed. There can be no assurance that these or other federal legislative and regulatory initiatives will not be adopted in the future. One or more of these initiatives could materially limit patient access to, or the Company’s reimbursement for, products and services provided by the Company. Also, many states have proposed decreases in Medicaid reimbursement. There can be no assurance that the adoption of such legislation or other changes in the administration or interpretation of government health care programs or initiatives will not have a material adverse effect on the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”

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

AMERICAN HOMEPATIENT, INC.
August 10, 2009	By:	/s/ Stephen L. Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant