Form 10-Q
period 2009-09-30
AMERICAN HOMEPATIENT INC
filed 2009-11-16
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2009
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

(Outstanding shares of the issuer’s common stock as of November 16, 2009)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INDEX

		Page No.
PART I	Financial Information
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Interim Condensed Consolidated Statements of Operations — Three and Nine months ended September 30, 2009 and 2008	5
	Interim Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2009 and 2008	6
	Notes to Interim Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4T.	Controls and Procedures	40
Report of Independent Registered Public Accounting Firm		41
PART II	Other Information and Signatures
Item 1A.	Risk Factors	42
Item 6.	Exhibits	47
Signatures		49
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
ASSETS	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$23,920,000	$13,488,000
Restricted cash	250,000	250,000
Accounts receivable, less allowance for doubtful accounts of $3,952,000 and $5,869,000, respectively	26,838,000	39,061,000
Inventories, net of inventory valuation allowances of $270,000 and $577,000, respectively	11,539,000	10,789,000
Prepaid expenses and other current assets	5,358,000	9,863,000

Total current assets	67,905,000	73,451,000

Property and equipment	126,970,000	134,603,000
Less accumulated depreciation and amortization	(96,986,000)	(102,561,000)

Property and equipment, net	29,984,000	32,042,000

Goodwill	122,093,000	122,093,000
Investment in joint ventures	3,825,000	8,704,000
Other assets	16,110,000	18,236,000

Total other assets	142,028,000	149,033,000

TOTAL ASSETS	$239,917,000	$254,526,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

	September 30,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2009	2008

CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$228,960,000	$234,259,000
Accounts payable	13,249,000	11,989,000
Other payables	644,000	878,000
Short-term note payable	250,000	—
Deferred revenue	5,224,000	6,261,000
Accrued expenses:
Payroll and related benefits	6,913,000	10,302,000
Insurance, including self-insurance accruals	5,904,000	5,531,000
Other	3,632,000	1,563,000

Total current liabilities	264,776,000	270,783,000

NONCURRENT LIABILITIES:
Capital leases, less current portion	12,000	51,000
Deferred tax liability	11,029,000	7,841,000
Other noncurrent liabilities	4,000	8,000

Total noncurrent liabilities	11,045,000	7,900,000

Total liabilities	275,821,000	278,683,000

SHAREHOLDERS’ DEFICIT
American HomePatient, Inc. shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 shares	176,000	176,000
Additional paid-in capital	176,944,000	176,788,000
Accumulated deficit	(213,460,000)	(201,583,000)

Total American HomePatient, Inc. shareholders’ deficit	(36,340,000)	(24,619,000)

Noncontrolling interests	436,000	462,000

Total shareholders’ deficit	(35,904,000)	(24,157,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$239,917,000	$254,526,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
REVENUES:

Sales and related service revenues, net	$25,700,000	$25,169,000	$74,661,000	$77,422,000
Rental revenues, net	33,291,000	40,472,000	100,327,000	121,627,000

Total revenues, net	58,991,000	65,641,000	174,988,000	199,049,000

EXPENSES:
Cost of sales and related services	13,110,000	13,562,000	38,585,000	41,313,000
Cost of rentals and other revenues, including rental equipment depreciation of $5,568,000, $6,236,000, 16,643,000 and $19,822,000, respectively	7,622,000	8,397,000	22,582,000	26,465,000
Operating expenses	30,918,000	32,468,000	93,619,000	100,007,000
Bad debt expense	511,000	1,284,000	2,589,000	4,021,000
General and administrative	5,453,000	4,926,000	15,756,000	14,521,000
Depreciation, excluding rental equipment, and amortization	1,012,000	1,006,000	2,989,000	3,090,000
Interest expense, net	3,912,000	3,944,000	11,600,000	11,758,000
Other income, net	(414,000)	8,000	(499,000)	(651,000)
Change of control income	(3,000)	(3,000)	(9,000)	(74,000)

Total expenses	62,121,000	65,592,000	187,212,000	200,450,000

Earnings from unconsolidated joint ventures	1,375,000	1,639,000	3,885,000	4,406,000

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(1,755,000)	1,688,000	(8,339,000)	3,005,000

Provision for income taxes	874,000	1,012,000	3,304,000	3,692,000

NET (LOSS) INCOME	$(2,629,000)	$676,000	$(11,643,000)	$(687,000)

Less: net income attributable to the noncontrolling interests	(91,000)	(92,000)	(234,000)	(307,000)

NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN HOMEPATIENT, INC.	$(2,720,000)	$584,000	$(11,877,000)	$(994,000)

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO AMERICAN HOMEPATIENT, INC. COMMON SHAREHOLDERS
- Basic	$(0.15)	$0.03	$(0.68)	$(0.06)

- Diluted	$(0.15)	$0.03	$(0.68)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	17,573,000	17,573,000	17,573,000	17,573,000

- Diluted	17,573,000	17,714,000	17,573,000	17,573,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,877,000)	$(994,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change of control income	(9,000)	(74,000)
Gain on sale of infusion branch	(184,000)	(2,000)
Deferred tax expense	3,188,000	3,286,000
Depreciation and amortization	19,632,000	22,912,000
Bad debt expense	2,589,000	4,021,000
Stock compensation expense	215,000	284,000
Equity in earnings of unconsolidated joint ventures	(2,499,000)	(3,011,000)
Minority interest	234,000	307,000

Change in assets and liabilities:
Accounts receivable	9,634,000	4,904,000
Inventories	(837,000)	241,000
Prepaid expenses and other current assets	4,505,000	6,969,000
Deferred revenue	(1,037,000)	196,000
Accounts payable, other payables and accrued expenses	(129,000)	(9,088,000)
Other assets and liabilities	1,782,000	1,414,000
Due to unconsolidated joint ventures, net	7,378,000	3,921,000

Net cash provided by operating activities	32,585,000	35,286,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payments for additions to property and equipment, net	(12,525,000)	(15,507,000)
Proceeds from sale of infusion branch	271,000	338,000

Net cash used in investing activities	$(12,254,000)	$(15,169,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(260,000)	$(373,000)
Principal payments on long-term debt and capital leases	(9,889,000)	(10,591,000)
Proceeds on short-term note payable	413,000	—
Principal payments on short-term note payable	(163,000)	(274,000)

Net cash used in financing activities	(9,899,000)	(11,238,000)

INCREASE IN CASH AND CASH EQUIVALENTS	10,432,000	8,879,000

CASH AND CASH EQUIVALENTS, beginning of period	13,488,000	11,018,000

CASH AND CASH EQUIVALENTS, end of period	$23,920,000	$19,897,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$10,481,000	$12,393,000

Cash payments of income taxes	$215,000	$554,000

Non-Cash Activity:
Capital leases entered into for property and equipment	$4,551,000	$1,222,000
Changes in accounts payable related to purchases of property and equipment	$158,000	$(625,000)
Change of control:
Other liabilities	$50,000	$849,000
Additional paid-in capital	$(59,000)	$775,000

Supplemental Disclosure of Investing Activities:
Disposition of infusion branch:
Inventories sold	$87,000	$321,000
Property and equipment, net, sold	$—	$15,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements of American HomePatient, Inc. and its subsidiaries (the “Company”) for the three and nine months ended September 30, 2009 and 2008 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at September 30, 2009, its results of operations for the three and nine months ended September 30, 2009 and 2008 and its cash flows for the nine months ended September 30, 2009 and 2008.
The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the entire respective years. Subsequent events have been evaluated through November 16, 2009, the date of the issuance of the Company’s condensed consolidated financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.
Certain reclassifications of prior year amounts related to presentation of net income attributable to noncontrolling interests have been made to conform to the current year presentation. The reclassification did not affect net income attributable to the Company for any prior period.
2. GOING CONCERN AND LIQUIDITY
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has long-term debt of $226.4 million (the “Secured Debt”) at September 30, 2009, which was due to be repaid in full on August 1, 2009, as evidenced by a promissory note to the agent for the Company’s lenders (the “Lenders”) under a previous senior debt facility that is secured by substantially all of the Company’s assets. Highland Capital Management, L.P. controls a majority of the Secured Debt. The entire amount of the Secured Debt is included in current portion of long-term debt and capital leases at September 30, 2009. A series of forbearance agreements have been entered into by and among the Company, NexBank, SSB (the “Agent”), and a majority of the senior debt holders (the “Forbearance Holders”). See Note 3, “Subsequent Events” for a more detailed discussion. The Company’s cash flow from operations and existing cash were not sufficient to repay the Secured Debt by the maturity date, and the Company was unable to refinance the Secured Debt by the maturity date. As a result, the Company must refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will not be possible at this time, which raises substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any of the

Company’s efforts to address the debt maturity issue can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to resolve the debt maturity issue. Subject to the limitations provided by the forbearance agreement, the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock.
3. SUBSEQUENT EVENTS
A series of forbearance agreements, each with a one month term, have been entered into by and among the Company, the Agent, and certain Forbearance Holders. The parties to the forbearance agreements have agreed to not exercise, prior to the expiration of the term of the agreement, any of the rights or remedies available to them as a result of the Company’s failure to repay the Secured Debt on the maturity date. The current forbearance agreement expires December 1, 2009. The Company, the Agent, and the Forbearance Holders continue to work toward a resolution of the debt maturity issue. However, there can be no assurance a resolution will be reached with favorable terms to the Company and its stockholders or at all.
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
There were 415,000 options granted during the first quarter ended March 31, 2009. The estimated fair value of these options was $0.17 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 101%; expected life of 5 years; and risk-free interest rate of 2.06%. There were no options granted during the second or third quarters of 2009.
The Company recognized $63,000 and $215,000 of stock-based compensation expense in the three and nine months ended September 30, 2009, respectively.
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

An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2008	2,531,000	$1.68
Granted	415,000	0.22
Exercised	—	—
Canceled	—	—

Outstanding at March 31, 2009	2,946,000	$1.48
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at June 30, 2009	2,946,000	$1.48

Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at September 30, 2009	2,946,000	$1.48

There were no stock options exercised during the three and nine months ended September 30, 2009 or 2008. At September 30, 2009, there was $0.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1991 Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

		Weighted
		Average
		Grant-date
Nonvested Options	Options	Fair Value

Balance at December 31, 2008	758,166	$1.02
Granted	415,000	0.17
Vested	(293,666)	1.29
Forfeited	—	—

Balance at March 31, 2009	879,500	$0.53
Granted	—	—
Vested	(22,083)	1.13
Forfeited	—	—

Balance at June 30, 2009	857,417	0.52

Granted	—	—
Vested	(2,500)	0.47
Forfeited	—	—

Balance at September 30, 2009	854,917	$0.52

Options granted under the 1991 Plan as of September 30, 2009 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Sept. 30,	Sept. 30,	at Sept. 30,	at Sept. 30,
Grant	Outstanding	Prices	Price	Years	Value	2009	2009	2009	2009

1999	200,000	$0.56	$0.56	0.11	—	200,000	$0.56	0.11	—
2000	220,000	$0.17 to $0.30	$0.18	1.10	20,700	220,000	$0.18	1.10	20,700
2004	450,000	$1.31 to $1.80	$1.64	4.64	—	450,000	$1.64	4.64	—
2005	170,000	$2.21 to $3.55	$2.97	5.35	—	170,000	$2.97	5.35	—
2006	470,000	$0.61 to $3.30	$3.24	6.40	—	467,500	$3.26	6.40	—
2007	496,000	$1.25 to $2.40	$1.63	7.50	—	408,583	$1.63	7.47	—
2008	525,000	$0.85 to $1.03	$1.02	8.43	—	175,000	$1.02	8.43	—
2009	415,000	$0.22	$0.22	9.41	20,750	—	$0.22	9.41	—

	2,946,000				$41,450	2,091,083			$20,700

Options granted under the 1991 Plan as of December 31, 2008 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Dec. 31,	Dec. 31,	at Dec. 31,	at Dec. 31,
Grant	Outstanding	Prices	Price	Years	Value	2008	2008	2008	2008

1999	200,000	$0.56	$0.56	0.86	—	200,000	$0.56	0.86	—
2000	220,000	$0.17 to $0.30	$0.18	1.85	—	220,000	$0.18	1.85	—
2004	450,000	$1.31 to $1.80	$1.64	5.39	—	450,000	$1.64	5.39	—
2005	170,000	$2.21 to $3.55	$2.97	6.10	—	170,000	$2.97	6.10	—
2006	470,000	$0.61 to $3.30	$3.24	7.14	—	391,667	$3.27	7.14	—
2007	496,000	$1.25 to $2.40	$1.63	8.24	—	341,167	$1.62	8.22	—
2008	525,000	$0.85 to $1.03	$1.02	9.18	—	—	$—	—	—

	2,531,000				$—	1,772,834			$—

Options granted during 1999 vested upon grant or have a three year vesting period and expire in ten years. Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a four year vesting period and expire in ten years. Options granted in 2007, 2008, and 2009 have a three year vesting period and expire in ten years. As of September 30, 2009 and December 31, 2008, shares available for future grants of options under the 1991 Plan total 100,109 and 515,109, respectively.
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
An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2008 and September 30, 2009	536,000	$1.25

Options granted under the 1995 Plan as of December 31, 2008 and September 30, 2009 have the following characteristics:

				Weighted	Weighted
				Average	Average		Weighted	Aggregate	Aggregate
				Remaining	Remaining		Average	Intrinsic	Intrinsic
			Weighted	Contractual	Contractual		Exercise	Value	Value
			Average	Life in	Life in		Price of	of Options	of Options
Year of	Options	Exercise	Exercise	Years	Years	Options	Options	Exercisable	Exercisable
Grant	Outstanding	Prices	Price	12/31/2008	9/30/2009	Exercisable	Exercisable	12/31/2008	9/30/2009

1999	6,000	$0.53	$0.53	1.00	0.25	6,000	$0.53	—	—
2000	140,000	$0.20 to $0.30	$0.26	1.61	0.87	140,000	$0.26	—	1,600
2001	15,000	$0.75	$0.75	3.00	2.25	15,000	$0.75	—	—
2002	15,000	$0.15	$0.15	4.00	3.25	15,000	$0.15	—	1,800
2003	80,000	$1.29	$1.29	5.00	4.25	80,000	$1.29	—	—
2004	100,000	$1.18 to $3.46	$2.32	5.71	4.96	100,000	$2.32	—	—
2005	50,000	$3.27	$3.27	7.00	6.25	50,000	$3.27	—	—
2006	50,000	$1.40	$1.40	8.00	7.26	50,000	$1.40	—	—
2007	40,000	$1.12	$1.12	9.00	8.26	40,000	$1.12	—	—
2008	40,000	$0.12	$0.12	10.00	9.26	40,000	$0.12	800	6,000

	536,000					536,000		$800	$9,400

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
The following information is necessary to calculate net (loss) income per share for the periods presented:

	Three Months Ended September 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net (loss) income attributable to American HomePatient, Inc.	$(2,720,000)	$584,000	$(11,877,000)	$(994,000)

Weighted average common shares outstanding	17,573,000	17,573,000	17,573,000	17,573,000
Effect of dilutive options	—	141,000	—	—

Adjusted diluted common shares outstanding	17,573,000	17,714,000	17,573,000	17,573,000

Net (loss) income per common share attributable to American HomePatient, Inc. common shareholders
- Basic	$(0.15)	$0.03	$(0.68)	$(0.06)

- Diluted	$(0.15)	$0.03	$(0.68)	$(0.06)

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
Amortization of the Company’s indefinite-life intangible assets, consisting of goodwill, ceased for financial statement purposes for the year ended December 31, 2002. The Company had a deferred tax liability of $7.8 million as of December 31, 2008 and $11.0 million at September 30, 2009 relating to indefinite-life intangibles. The Company cannot determine when the reversal of this deferred tax liability will occur, or whether such reversal would occur within the Company’s net operating loss carry-forward period. For the nine months ended September 30, 2009 and

2008, the Company recognized a non-cash charge totaling $3.2 million and $3.3 million, respectively, to income tax expense to increase the valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.
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
During the nine months ended September 30, 2008 the Company reduced its change of control expense by $74,000, primarily due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of September 30, 2008. This decrease in expense is the result of a decline in market value of the Company’s common stock from December 31, 2007 to September 30, 2008. During the nine months ended September 30, 2009, the Company reduced its change of control expense by $9,000 as a result of the reduction of the liability associated with the Company’s obligation to pay certain insurance for Mr. Furlong until January 1, 2011. At September 30, 2009 and December 31, 2008 the irrevocable trust had a balance of $1.4 million and was reflected in prepaid expenses and other current assets on the consolidated balance sheets.
8. FAIR VALUE MEASUREMENTS
The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
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

At September 30, 2009 and December 31, 2008, it was not practicable to estimate the fair value of the Company’s Secured Debt because of the August 1, 2009 maturity date and no market exists for comparable debt instruments and because of the Company’s inability to estimate the fair value without incurring excessive costs.
9. SECURED DEBT
The Company has Secured Debt of $226.4 million, as evidenced by a promissory note to the agent for the Company’s lenders (“Lenders”). This indebtedness is secured by substantially all of the assets of the Company and matured on August 1, 2009. As described more fully in Note 2, “Going Concern and Liquidity,” the Company was not able to repay this debt at or prior to maturity from cash flow from operations and existing cash, or refinance this debt prior to the maturity date. As described more fully in Note 3, “Subsequent Events,” the Company has entered into a series of monthly forbearance agreements as the Company and the Lenders continue to work toward a resolution of the debt maturity issue.
Under the terms of the Secured Debt, interest was payable monthly on the Secured Debt at a rate of 6.785% per annum. Payments of principal were paid annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment of the Excess Cash Flow was due on each September 30 in an amount equal to one-half of the anticipated Excess Cash Flow. The Company made a principal payment of $6.5 million on March 31, 2009 which represented the remaining Excess Cash Flow payment due on that date based on actual Excess Cash Flow as of December 31, 2008. Since the maturity date, the Company continues to pay interest on a monthly basis consistent with the original terms of the Secured Debt.
10. RECENTLY ADOPTED ACCOUNTING STANDARDS
The Company adopted FASB Statement No. 141(R), “Business Combinations,” as codified in FASB Accounting Standards Codification (“ASC”) topic 805 (“ASC 805”) and FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51,” as codified in FASB ASC topic 810 (“ASC 810”) on January 1, 2009. ASC 805 and ASC 810 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.
In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified in FASB ASC Section 825-10-65 (“ASC 825-10-65”). ASC 825-10-65 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of ASC 825-10-65 as of the quarter ending June 30, 2009 did not have a material impact on the Company’s consolidated financial position and results of operations.
In June 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as codified in FASB ASC Section 855-10-05 (“ASC 855-10-05”). ASC 855-10-05 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, ASC 855-10-05 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. See Footnote No. 1, “Basis of Presentation” for the related disclosures. The adoption of ASC 855-10-05 in the second quarter of 2009 did not have a material impact on our financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the quarter ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s financial statements.
11. GOODWILL IMPAIRMENT ANALYSIS
Goodwill represents the excess of costs over fair value of assets of businesses acquired. Intangible assets with finite useful lives are amortized and goodwill and intangible assets with indefinite lives are not amortized.
Goodwill is tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. The Company has selected September 30 as its annual testing date. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.
Consistent with prior periods, the Company has determined that its business operates as one reporting unit. As of September 30, 2009, the liabilities of the Company exceeded its assets, resulting in a negative carrying value. Since the Company’s fair value exceeds its carrying value as of September 30, 2009, by definition, no goodwill impairment is indicated.

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

     The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Nine months Ended Sept. 30,
	2009	2008
Oxygen systems	38%	41%
Sleep therapy	36	29
Inhalation drugs	6	6
Nebulizers	2	2
Other respiratory	2	2

Total home respiratory therapy services	84%	80%

Enteral nutrition services	5	5
Other infusion services	4	5

Total home infusion therapy services	9%	10%

Total home medical equipment and supplies	7%	10%

	100%	100%

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

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense decreased from $4.0 million for the nine months ended September 30, 2008 to $2.6 million for the nine months ended September 30, 2009. As a percentage of net revenue, bad debt expense decreased from 2.0% for the nine months ended September 30, 2008 to 1.5% for the nine months ended September 30, 2009. This decrease is primarily the result of improved revenue qualification and collection processes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”
     Cash Flow. The Company’s funding of day-to-day operations and all payments required to the Company’s secured creditors comes from cash flow and cash on hand. The Company currently does not have access to a revolving line of credit. The Company’s Secured Debt matured on August 1, 2009. The Company has entered into a series of forbearance agreements with the Agent and certain Forbearance Holders in which the Agent and Forbearance Holders agreed to forbear from exercising rights and remedies prior to December 1, 2009, the expiration date of the current forbearance agreement. The nature of the Company’s business requires substantial capital expenditures in order to buy the equipment used to generate revenues. As a result, management views cash flow as particularly critical to the Company’s operations. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable, and inventories) and current liabilities (principally accounts payable, accrued expenses and the Secured Debt). Management attempts to monitor and improve cash flow in a number of ways, including inventory utilization analysis, cash flow forecasting, and accounts receivable collection. In that regard, the length of time that it takes to collect receivables can have a significant impact on the Company’s liquidity as described below in “Days Sales Outstanding.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company also monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO was 41 and 51 days at September 30, 2009 and December 31, 2008, respectively. This decrease is primarily the result of improved revenue qualification and collection processes.
     Unbilled Revenues. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which is the amount of sales and rental revenues not yet billed to payors due to incomplete documentation or the receipt of the Certificate of Medical Necessity

(“CMN”). The amount of unbilled revenue was $4.0 million and $5.2 million for September 30, 2009 and December 31, 2008, respectively, net of valuation allowances. This decrease primarily is the result of improvements made in the timing of collecting documents necessary for billing.
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
     DRA Reimbursement Impact: The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 8, 2006, affects the Company’s reimbursement in a number of ways including:
•	The DRA contains a provision that eliminated the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs, beds, and respiratory assist devices. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. The effective date of the provision to eliminate the capped rental methodology applies to items for which the first rental month occurs on or after January 1, 2006. As a result, the impact of this change will be realized over a period of several years which began in 2007.

•	The DRA also contains a provision that limits the duration of monthly Medicare rental payments on oxygen equipment to 36 months. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met medical qualifications. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore, the financial impact of the reduction in revenue associated with the 36 month cap began in 2009. The DRA provided for the transfer of title of the oxygen equipment from the supplier to the patient at the end of the 36 month period. With the enactment of the Medicare Improvement for Patients and Providers Act of 2008 (“MIPPA”) in July of 2008, the provision related to the transfer of title of oxygen equipment was repealed effective January 1, 2009; however MIPPA did not repeal the cap on rental payments subsequent to the 36th month. MIPPA also established new payment rules and supplier responsibilities following the 36 month rental period, the most significant of which are described below.
•	A supplier’s responsibility to service an oxygen patient ends at the time the oxygen equipment has been in continuous use by the patient for the equipment’s reasonable useful lifetime (currently defined by the Centers for Medicare and Medicaid Services (“CMS”) as five years for oxygen equipment). However, the supplier may replace this equipment and a new 36 month rental period and new reasonable useful lifetime period is started on the date the replacement item is delivered. Oxygen equipment that is lost, stolen, or irreparably damaged may also be replaced and a new 36 month rental period and new reasonable useful lifetime period is started

(with CMS approval). A new certificate of medical necessity is required when oxygen equipment is replaced in each of the situations described above.

•	A change in oxygen equipment modalities (e.g. from a concentrator to a stationary liquid system) prior to the end of the reasonable useful lifetime does not result in the start of a new 36 month rental period or new reasonable useful lifetime period, unless the change is medically justified and supported by written documentation from the patient’s physician. In addition, replacing oxygen equipment that is not functioning properly prior to the end of the reasonable useful lifetime period does not result in the start of a new 36 month rental period or new reasonable useful lifetime period. Finally, the transfer by a beneficiary to a new supplier prior to the end of the reasonable useful lifetime period does not result in the start of a new 36 month rental period or new reasonable useful lifetime period.

•	Suppliers furnishing liquid or gaseous oxygen equipment during the initial 36 month rental period will be required to continue furnishing oxygen contents for any period of medical need following the 36 month rental cap for the remainder of the reasonable useful lifetime of the equipment. The reimbursement rate for portable oxygen contents will increase from approximately $29 per month during the 36 month rental period to approximately $77 per month after the 36 month rental period. At the start of a new 36 month rental period, the reimbursement rate for portable oxygen contents will revert back to approximately $29 per month.

•	Suppliers are responsible for performing any repairs or maintenance and servicing of the oxygen equipment that is necessary to ensure that the equipment is in good working order for the reasonable useful lifetime of the oxygen equipment. No payment will be made for supplies, repairs, or maintenance and servicing either before or after the initial 36 month rental period, with the exception of one in-home visit by a supplier to inspect oxygen concentrators and transfilling equipment and provide general maintenance nine months after the initial 36 month cap. Suppliers may not be reimbursed for more than 30 minutes of labor for this one in-home visit. Currently, reimbursement for the one in-home visit has only been approved by CMS for 2009.

•	The Company’s financial results were materially and adversely impacted beginning in 2009 as a result of changes in oxygen reimbursement as described above. Net revenue and net income will be reduced in the twelve months of 2009 by approximately $17.0 million as a result of the reimbursement changes related to the 36 month oxygen cap. (See “Recap of 2009 Impact of Medicare Reimbursement Changes” below for additional discussion.)
•	On August 3, 2006, CMS published a Proposed Rule to implement the changes required by the DRA relating to the payment for oxygen, oxygen equipment, and capped rental DME items. The rule, which became final November 9, 2006 (“DRA Implementation Rule”), establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The DRA Implementation Rule also establishes a reimbursement rate for portable oxygen

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
     On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) was enacted. Among other things, this legislation delayed the competitive bidding program to allow time for CMS to make changes to the bidding process. As a result of this legislation, contracts awarded in the first round were terminated and the bidding process for the first round is currently scheduled to be restarted in 2009 and, except for a few exceptions, will include the same products and geographic locations included in the original first round of bidding. On January 16, 2009, CMS published an Interim Final Rule implementing provisions of MIPPA related to the first round re-bidding process and subsequent rounds of bidding. The effective date of the Interim Final Rule was originally to be February 17, 2009, but was subsequently extended to April 18, 2009. The delay was used by CMS to further review the issues of law and policy raised by the Interim Final Rule. On August 3, 2009, CMS published a tentative timeline and bidding requirements for the first round re-bidding process which was subsequently finalized. Bidder registration began August 17, 2009 and bidding began October 21, 2009 and closes December 21, 2009. Reimbursement rates from the bidding process will be announced in June 2010 and contract suppliers will be announced in September 2010. The reimbursement rates resulting from the bidding process will go into effect January 1, 2011. The second round bidding process is currently scheduled to begin in 2011.
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
     For the nine months ended September 30, 2009, the Medicare reimbursement reductions described above decreased the Company’s revenue and net income by approximately $20.8 million. Additionally, a change in inhalation drug product mix resulting from Medicare reimbursement reductions which began April 1, 2008, decreased the Company’s revenue and net income by an additional $3.0 million for the current nine month period compared to the same nine month period last year.
     Over the past several years in anticipation of continued reductions in reimbursement, the Company has implemented various initiatives to improve productivity and reduce costs. These initiatives have focused on the centralization of certain activities previously performed at branches and billing centers, consolidation of certain billing center functions, and reductions of costs associated with delivery of products and services to patients. The Company has also implemented strategies designed to improve revenue growth, especially in the areas of oxygen and sleep therapy. Management believes that a portion of the reimbursement reduction impact described above will be offset by the full year impact of productivity improvements and cost reductions implemented in 2008, additional productivity improvements and cost reductions being implemented in 2009, and growth in revenue in 2009, especially in the areas of oxygen and sleep therapy. Additionally, management’s cash flow projections and related operating plans indicate that the Company can adequately fund its operating activities and interest payments throughout 2009 through cash flow and existing cash on hand. However, future cash flows from operations will not be sufficient to repay the Secured Debt, which matured on August 1, 2009, as more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Management cannot provide any assurance that future initiatives to improve productivity and/or increase revenues will be successful and there can be no guarantee that actual cash flow in 2009 will be consistent with management’s projections.
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
     In December of 2007, CMS announced that all existing suppliers must be accredited no later than September 30, 2009. New suppliers who submit applications to the National Supplier Clearinghouse (NSC) for a National Provider Identifier (NPI) prior to March 1, 2008 must be accredited before January 1, 2009. Suppliers who submit applications to the NSC for an NPI on or after March 1, 2008, must submit evidence of accreditation prior to the submission of the application. Failure to meet these deadlines could result in the revocation of the supplier’s Medicare billing privileges. As all of the Company’s operations are accredited through ACHC, these deadlines did not impact the Company’s operations.
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
     The four Jurisdictions published new revised LCDs on September 19, 2008 in order to provide guidance for PAP equipment beyond the guidelines contained in the NCD. The LCDs require, effective November 1, 2008, a face-to-face physician visit prior to the physician ordering sleep testing which should generally contain a sleep history with symptoms associated with obstructive sleep apnea (OSA) and sleep inventory, as well as pertinent physical examination. The LCD also requires an initial three-month trial period during which (no sooner than the 31st day but no later than the 91st day after beginning treatment) there must be an additional face-to-face physician visit. The treating physician must conduct a clinical reevaluation and document that the beneficiary is benefiting from PAP therapy. This policy also requires compliance data be provided to show patient’s use of the CPAP machine for four hours per night 70% of nights within a 30 day timeframe during the initial 90 days of treatment in order to document medical necessity. The Company has adapted its operations as a result of the policy changes outlined in the LCDs. The Company’s revenue and profitability have been and will continue to be negatively impacted by these policy changes. However, the Company cannot accurately predict the ongoing magnitude of the impact at this time as the Company is still working through the newly-implemented processes.
     Surety Bond: In July 2007, CMS issued a proposed rule implementing section 4312 of the Balanced Budget Act of 1997 (the “BBA”), which would require all suppliers of DMEPOS, except those that are government operated, to obtain and retain a surety bond. On January 2, 2009 CMS published a final rule requiring DME suppliers to post a $50,000 bond for each National Provider Identification Number (“NPI number”). The effective date of the final rule is March 2, 2009, however existing suppliers are not required to furnish the bond until October 2, 2009. This rule requires the Company to obtain a surety bond for each of its 242 branch locations billing Medicare using a unique NPI number. The Company obtained the required surety bonds for each of its branch locations effective October 2, 2009 for a term of one year. The costs to obtain the surety bonds for the initial one-year period will not materially impact the Company’s financial results or financial position. However, there can be no assurance that the Company will be able to obtain renewals or that the costs of future renewals will remain at the current level.
     The following proposed changes, if enacted in their proposed or a modified form, could have a significant impact on the Company:
     Proposals to Further Reduce the Reimbursement for Oxygen Equipment: In September 2006, the Office of Inspector General of the Department of Health and Human Services issued a report entitled “Medicare Home Oxygen Equipment: Cost and Servicing.” This report recommended, among other things, that CMS work with Congress to reduce the current 36 month rental period for oxygen equipment and specifically noted the anticipated savings to the Medicare program if the rental period was capped at 13 months. Subsequently, CMS issued a response indicating agreement with this recommendation. Additionally, the proposed budget of the United States Government for fiscal year 2009 included a proposal to limit Medicare reimbursement of rental payments for most oxygen equipment to 13 months from the current 36 months as specified in the DRA. There was no formal action taken on this budget proposal. However, as described above, the recently enacted MIPPA legislation requires a nationwide 9.5% reduction in Medicare reimbursement rates beginning January 1, 2009 for products included in the first round of competitive bidding (which includes oxygen equipment) and repeals the requirement to transfer title to the oxygen equipment to the beneficiary at the end of the initial 36 months of rental.
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
     Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions through a variety of initiatives designed to grow revenues. See “Overview — Revenue Growth” for a discussion of the Company’s initiatives to grow revenues. In addition, management will continue to be focused on evolving the Company’s business model to improve productivity and reduce costs. These efforts will particularly emphasize centralization and consolidation of functions and improving logistics. See “Overview — Productivity and Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse effect of reimbursement reductions will be material in 2009 and beyond. See “Risk Factors.”
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

     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

	Percentage of Revenues
	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales and related services	22.2	20.7	22.1	20.8
Cost of rentals, including rental equipment depreciation	12.9	12.8	12.9	13.3
Operating expenses	52.4	49.5	53.5	50.2
Bad debt expense	0.9	2.0	1.5	2.0
General and administrative	9.2	7.5	9.0	7.3
Depreciation, excluding rental equipment, and amortization	1.7	1.5	1.7	1.6
Interest expense, net	6.6	6.0	6.6	5.9
Other income, net	(0.7)	—	(0.3)	(0.3)
Change of control income	—	—	—	—

Total expenses	105.2	100.0	107.0	100.8

Earnings from unconsolidated joint ventures	2.3	2.5	2.2	2.2

(Loss) income from operations before income taxes	(2.9)	2.5	(4.8)	1.4
Provision for income taxes	1.5	1.5	1.9	1.9

Net (loss) income	(4.4)	1.0	(6.7)	(0.5)

Less: net income attributable to the noncontrolling interests	(0.2)	(0.1)	(0.1)	(0.2)

Net (loss) income attributable to American HomePatient, Inc.	(4.6)%	0.9%	(6.8)%	(0.7)%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenues. Revenues decreased from $65.6 million for the quarter ended September 30, 2008 to $59.0 million for the same period in 2009, a decrease of $6.6 million, or 10.1%. Medicare reimbursement reductions effective January 1, 2009 reduced revenue by approximately $6.7 million in the third quarter of 2009. The Company’s reduced emphasis on less profitable product lines such as non-respiratory durable medical equipment and infusion therapy also reduced revenue in the current quarter. These decreases were partially offset by an increase in the number of oxygen patients and growth in sleep therapy revenue, the Company’s core product lines. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues increased from $25.2 million for the quarter ended September 30, 2008 to $25.7 million for the same period of 2009, an increase of $0.5 million, or 2.0%. This increase is primarily the result of increased sleep therapy revenue offset by a decrease in revenue associated with non-focus product lines and Medicare reimbursement reductions.
Rental Revenues. Rental revenues decreased from $40.5 million for the quarter ended September 30, 2008 to $33.3 million for the same period in 2009, a decrease of $7.2 million, or 17.8%. This decrease is primarily the result of Medicare reimbursement reductions and a decrease in revenue associated with non-focus product lines, partially offset by an increase in the number of oxygen patients.
Cost of Sales and Related Services. Cost of sales and related services decreased from $13.6 million for the quarter ended September 30, 2008 to $13.1 million for the same period in 2009, a decrease of $0.5 million, or 3.7%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 53.9% for the quarter ended September 30, 2008 to 51.0% for the same period in 2009. This decrease is primarily attributable to improved vendor pricing for certain product lines and reductions in sales of less profitable product lines.
Cost of Rental Revenues. Cost of rental revenues decreased from $8.4 million for the quarter ended September 30, 2008 to $7.6 million for the same period in 2009, a decrease of $0.8 million, or 9.5%. As a percentage of rental revenues, cost of rental revenue increased from 20.7% for the quarter ended September 30, 2008 to 22.9% for the quarter ended September 30, 2009. This increase in percentage is primarily the result of the impact of Medicare reimbursement reductions effective January 1, 2009, partially offset by reductions in purchases of oxygen for portability and reduced rental equipment depreciation expense. The reduction in rental equipment depreciation expense is due primarily to reductions in purchases of rental equipment over the past several years as well as improvements made in the management of rental equipment assets associated with the recent implementation of an upgraded asset management system.
Operating Expenses. Operating expenses decreased from $32.5 million for the quarter ended September 30, 2008 to $30.9 million for the same period in 2009, a decrease of $1.6 million or 4.9%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs. As a percentage of revenues, operating expenses increased from 49.5% for the quarter ended September 30, 2008 to 52.4% for the quarter ended September 30, 2009. This increase in percentage is primarily attributable to a reduction in revenue associated with Medicare reimbursement cuts effective January 1, 2009.
Bad Debt Expense. Bad debt expense decreased from $1.3 million for the quarter ended September 30, 2008 to $0.5 million for the same period in 2009, a decrease of $0.8 million, or 61.5%. As a percentage of revenues, bad debt expense decreased from 2.0% for the quarter ended September 30, 2008 to 0.9% for the quarter ended September 30, 2009. This decrease in percentage is primarily due to improved revenue qualification and collection processes.
General and Administrative Expenses. General and administrative expenses increased from $4.9 million for the quarter ended September 30, 2008 to $5.5 million for the same period in 2009, an increase of $0.6 million or 12.2%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes in support of centralization of field activities. The Company has also incurred additional professional fees in the current quarter related to the debt maturity issue. As a percentage of revenues, general and administrative expenses increased from 7.5% for the quarter ended September 30, 2008 to 9.2% for the quarter ended September 30, 2009. This increase in percentage is primarily due to a reduction in revenue associated with Medicare reimbursement cuts effective January 1, 2009.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses were $1.0 million for each of the quarters ended September 30, 2008 and 2009.
Interest Expense, Net. Interest expense, net, was $3.9 million for each of the quarters ended September 30, 2008 and 2009.
Other Income, Net. Other income, net, was $0.4 million for the quarter ended September 30, 2009. The majority of other income, net, for the quarter ended September 30, 2009 is due to income related to various life insurance policies.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures were $1.6 million for the quarter ended September 30, 2008 and $1.4 million for the quarter ended September 30, 2009. The decrease is primarily attributable to the impact of Medicare reimbursement reductions on the profitability of joint ventures effective January 1, 2009.
Provision for Income Taxes. The provision for income taxes was $1.0 million for the quarter ended September 30, 2008 and $0.9 million for the same period in 2009. This expense primarily relates to non-cash deferred state and federal income taxes associated with indefinite lived intangible assets and state income tax expense.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008
Revenues. Revenues decreased from $199.0 million for the nine months ended September 30, 2008 to $175.0 million for the same period in 2009, a decrease of $24.0 million, or 12.1%. The majority of this revenue decrease was attributable to Medicare reimbursement reductions effective January 1, 2009 which reduced revenue by approximately $20.8 million in the first nine months of 2009. A change in inhalation drug product mix resulting from Medicare reimbursement reductions which began April 1, 2008 reduced revenue by an additional $3.0 million for the nine months ended September 30, 2009. Also contributing to the revenue decrease was the Company’s reduced emphasis on less profitable product lines such as non-respiratory durable medical equipment and infusion therapy. These decreases were partially offset by growth in oxygen and sleep therapy, the Company’s core product lines. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues decreased from $77.4 million for the nine months ended September 30, 2008 to $74.7 million for the same period of 2009, a decrease of $2.7 million, or 3.5%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines, a change in inhalation drug product mix and Medicare reimbursement reductions, partially offset by an increase in sleep therapy revenue.
Rental Revenues. Rental revenues decreased from $121.6 million for the nine months ended September 30, 2008 to $100.3 million for the same period in 2009, a decrease of $21.3 million, or 17.5%. This decrease is primarily the result of Medicare reimbursement reductions and a decrease in revenue associated with non-focus product lines, partially offset by an increase in the number of oxygen patients.
Cost of Sales and Related Services. Cost of sales and related services decreased from $41.3 million for the nine months ended September 30, 2008 to $38.6 million for the same period in 2009, a decrease of $2.7 million, or 6.5%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 53.4% for the nine months ended September 30, 2008 to 51.7% for the same period in 2009. This decrease is primarily attributable to improved vendor pricing for certain product lines and reductions in sales of less profitable product lines.
Cost of Rental Revenues. Cost of rental revenues decreased from $26.5 million for the nine months ended September 30, 2008 to $22.6 million for the same period in 2009, a decrease of $3.9 million, or 14.7%. As a percentage of rental revenues, cost of rental revenue increased from 21.8% for the nine months ended September 30, 2008 to 22.5% for the nine months ended September 30, 2009. This increase in percentage is primarily the result of the impact of Medicare reimbursement reductions effective January 1, 2009, partially offset by reductions in purchases of oxygen for portability and reduced rental equipment depreciation expense. The reduction in rental equipment depreciation expense is primarily due to reductions in purchases of rental equipment over the past several years as well as improvements made in the management of rental equipment assets associated with the recent implementation of an upgraded asset management system.
Operating Expenses. Operating expenses decreased from $100.0 million for the nine months ended September 30, 2008 to $93.6 million for the same period in 2009, a decrease of $6.4 million or 6.4%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs. As a percentage of revenues, operating expenses increased from 50.2% for the nine months ended September 30, 2008 to 53.5% for the nine months ended September 30, 2009. This increase in percentage is primarily attributable to a reduction in revenue associated with Medicare reimbursement cuts effective January 1, 2009.
Bad Debt Expense. Bad debt expense decreased from $4.0 million for the nine months ended September 30, 2008 to $2.6 million for the same period in 2009, a decrease of $1.4 million, or 35.0%. As a percentage of revenues, bad debt expense decreased from 2.0% for the nine months ended September 30, 2008 to 1.5% for the nine months ended September 30, 2009. This decrease in percentage is primarily due to improved revenue qualification and collection processes.
General and Administrative Expenses. General and administrative expenses increased from $14.5 million for the nine months ended September 30, 2008 to $15.8 million for the same period in 2009, an increase of $1.3 million or 9.0%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes in support of centralization of field activities. The Company has also incurred additional professional fees in the current year related to the debt maturity issue. As a percentage of revenues, general and administrative expenses increased from 7.3% for the nine months ended September 30, 2008 to 9.0% for the nine months ended September 30, 2009. This increase in percentage is primarily due to a reduction in revenue associated with Medicare reimbursement cuts effective January 1, 2009.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $3.1 million for the nine months ended September 30, 2008 to $3.0 million for the same period in 2009, a decrease of $0.1 million, or 3.2%. The decrease is primarily due to certain leasehold improvements becoming fully amortized.
Interest Expense, Net. Interest expense, net, was $11.8 million for the nine months ended September 30, 2008 and $11.6 million for the nine months ended September 30, 2009.
Other Income, Net. Other income, net, was $0.7 million for the nine months ended September 30, 2008 and $0.5 million for the nine months ended September 30, 2009. Other income, net, for the nine months ended September 30, 2008 was comprised of $0.4 million income related to proceeds received from a legal settlement and income related to various life insurance policies. Other income, net, for the nine months ended September 30, 2009 was primarily comprised of income related to various life insurance policies.
Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures were $4.4 million for the nine months ended September 30, 2008 and $3.9 million for the nine months ended September 30, 2009. The decrease is primarily attributable to the impact of Medicare reimbursement reductions on the profitability of joint ventures effective January 1, 2009.
Provision for Income Taxes. The provision for income taxes was $3.7 million for the nine months ended September 30, 2008 and $3.3 million for the same period in 2009. This expense primarily relates to non-cash deferred state and federal income taxes associated with indefinite lived intangible assets and state income tax expense.

Liquidity and Capital Resources
     The Company has long-term debt of $226.4 million, as evidenced by a promissory note to the agent for the Company’s lenders (“Lenders”). This indebtedness is secured by substantially all of the assets of the Company and matured on August 1, 2009. The Company was not able to repay this debt at or prior to maturity from cash flow from operations and existing cash, or refinance this debt prior to the maturity date. As a result, the Company must refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will not be possible at this time. There can be no assurance that any of the Company’s efforts to address the debt maturity issue can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to resolve the debt maturity issue. A series of forbearance agreements, each with a one month term, have been entered into by and among the Company, the Agent, and certain Forbearance Holders. The parties to the forbearance agreements have agreed to not exercise, prior to the expiration of the term of the agreement, any of the rights or remedies available to them as a result of the Company’s failure to repay the Secured Debt on the maturity date. The current forbearance agreement expires December 1, 2009. The Company, the Agent, and the Forbearance Holders continue to work toward a resolution of the debt maturity issue. However, there can be no assurance a resolution will be reached with favorable terms to the Company and its stockholders or at all. Subject to the limitations provided by the forbearance agreement, the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock.
     At September 30, 2009 the Company had current assets of $67.9 million and current liabilities of $264.8 million, resulting in a working capital deficit of $196.9 million and a current ratio of 0.3x as compared to a working capital deficit of $198.8 million and a current ratio of 0.3x at September 30, 2008.
     Under the terms of the Secured Debt that matured on August 1, 2009, interest was payable monthly on the Secured Debt at a rate of 6.785% per annum. Payments of principal were payable annually on March 31 of each year in the amount of the Company’s Excess Cash Flow (defined as cash in excess of $7.0 million at the end of the Company’s fiscal year) for the previous fiscal year end. An estimated prepayment of the Excess Cash Flow was due on each September 30, prior to the August 1, 2009 maturity date, in an amount equal to one-half of the anticipated Excess Cash Flow. Since the maturity date, the Company has continued to pay interest on a monthly basis in an amount consistent with the original terms of the Secured Debt.
     The Company does not have access to a revolving line of credit. As of September 30, 2009, the Company had unrestricted cash and cash equivalents of approximately $23.9 million.
     The Company’s principal cash requirements (other than the repayment of its matured Secured Debt) are for working capital, capital expenditures, leases, and interest payments on its debt. The Company must meet these on-going cash requirements with existing cash balances and net cash provided by operations.

     While management’s cash flow projections and related operating plans indicate that the Company can adequately fund its operating activities and continue existing interest payments through existing cash and cash flow, cash flows from operations and available cash were not sufficient to repay the Company’s Secured Debt that matured on August 1, 2009. In light of the current general credit market conditions, there can be no assurances that the Company will be able to deal successfully with the debt maturity issue on a timely basis or at all. As a result, the Company’s independent registered public accounting firm added an explanatory paragraph to their report on the Company’s consolidated financial statements for the three and nine months ended September 30, 2009 that noted these conditions indicated that the Company may be unable to continue as a going concern. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The Company’s future cash flow will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than in many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $26.5 million and $38.3 million at September 30, 2009 and December 31, 2008, respectively. Average DSO was approximately 41 and 51 days at September 30, 2009 and December 31, 2008, respectively. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
The table below provides an aging of the Company’s gross patient accounts receivable as of September 30, 2009 and December 31, 2008.

				Greater than
(In thousands)	Total	0-90	91-180	180 days

September 30, 2009	$30,475	$26,750	$3,119	$606
Percent of total	100%	88%	10%	2%

December 31, 2008	$44,153	$36,146	$4,285	$1,722
Percent of total	100%	86%	10%	4%
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”

     Net cash provided by operating activities was $32.6 million and $35.3 million for the nine months ended September 30, 2009 and 2008. Payments made for additions to property and equipment, net were $12.5 million for the nine months ended September 30, 2009 compared to $15.5 million for the same period in 2008. Additionally, the Company entered into $4.6 million of capital leases for equipment in the nine months ended 2009 and entered into $1.2 million of capital leases for equipment in the nine months ended September 30, 2008. Net cash used in financing activities was $9.9 million and $11.2 million for the nine months ended September 30, 2009 and 2008, respectively. The cash used in financing activities for the nine months ended September 30, 2009 includes $9.9 million of principal payments on long-term debt and capital leases. The cash used in financing for the nine months ended September 30, 2008 includes $10.6 million of principal payments on long-term debt and capital leases.

Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of September 30, 2009:

	Twelve Months Ending September 30,
						After Sept. 30,
	Total	2010	2011	2012	2013	2013

Secured debt and capital leases	$228,972,000	$228,960,000	$12,000	$—	$—	$—

Interest on secured debt and capital leases*	3,883,000	3,883,000	—	—	—	—

Operating lease obligations	12,655,000	6,860,000	3,825,000	1,467,000	496,000	7,000

Total contractual cash obligations	$245,510,000	$239,703,000	$3,837,000	$1,467,000	$496,000	$7,000

The Secured Debt is comprised entirely of amounts owed to the Lenders that matured on August 1, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Capital leases consist primarily of leases of office and computer equipment. Operating leases are noncancelable leases on certain vehicles and buildings.
At September 30, 2009 the Company had no off-balance sheet commitments or guarantees outstanding.
At September 30, 2009 the Company had one letter of credit for $250,000 which expires in January 2010. The letter of credit secures the Company’s obligations with respect to its professional liability insurance. The letter of credit is secured by a certificate of deposit, which is included in restricted cash.

*	Interest on the Secured Debt in the table above includes interest obligations through December 1, 2009, which is when the current forbearance agreement expires.

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
ITEM 4T — CONTROLS AND PROCEDURES
The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2009. Based on such evaluation, such officers have concluded that, as of September 30, 2009, these disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries (the Company) as of September 30, 2009, the related interim condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and the related interim condensed consolidated statements of cash flows for the nine-month period ended September 30, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
Note 2 of the Company’s audited financial statements as of December 31, 2008, and for the year then ended, disclosed that the Company had a net capital deficiency and had a net working capital deficiency resulting from $233.6 million of debt that matures on August 1, 2009. Our auditors’ report on those financial statements included an explanatory paragraph referring to the matters in note 2 of those financial statements and indicated that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in note 2 of the Company’s unaudited interim condensed consolidated financial statements as of September 30, 2009, and for the nine-months then ended, the Company still has a net capital deficiency and a net working capital deficiency resulting from $226.4 million of debt that matured on August 1, 2009. As a result of a series of forbearance agreements entered into, the agent and the forbearance holders agreed to forbear from exercising the rights and remedies available to them as a result of the Company’s failure to repay the outstanding principal balance until December 1, 2009. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP
Nashville, TN
November 16, 2009

PART II. OTHER INFORMATION
ITEM 1A — RISK FACTORS
This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.
The Company’s secured debt became due on August 1, 2009 and was not repaid.
     The Company maintains a significant amount of debt. The Company has long-term debt of $226.4 million, as evidenced by a promissory note to the agent for the Lenders. This indebtedness is secured by substantially all of the assets of the Company and matured on August 1, 2009. The Company was not able to repay or refinance this debt at or prior to maturity. As a result, the Company must refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will not be possible at this time. There can be no assurance that any of the Company’s efforts to address the debt maturity issue can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to resolve the debt maturity issue. Subject to the limitations provided by the current forbearance agreement (as discussed in Note 3 “Subsequent Events”), the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events and Uncertainties” and “Liquidity and Capital Resources.”
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

     For the nine months ended September 30, 2009, the percentage of the Company’s revenues derived from Medicare, Medicaid and all other payors was 50%, 8%, and 42%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in any of which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     The Company has substantial accounts receivable as evidenced by DSO of 41 days as of September 30, 2009. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.
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

10.1
Forbearance Agreement dated July 2, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (attached).

10.2
Second Forbearance Agreement dated August 31, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (attached).

10.3
Third Forbearance Agreement dated October 1, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (attached).

10.4	Form of Promissory Note dated July 1, 2003, by American HomePatient, Inc. and certain of its direct and indirect subsidiaries (attached).

10.5	Second Amended and Restated Assignment and Borrower Security Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (attached).

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
10.6
Second Amended and Restated Assignment and Subsidiary Security Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (attached).

10.7	Amended and Restated Borrower Partnership Security Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (attached).

10.8
Amended and Restated Subsidiary Partnership Security Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (attached).

10.9	Second Amended and Restated Borrower Pledge Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (attached).

10.10
Second Amended and Restated Subsidiary Pledge Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (attached).

10.11	Amended and Restated Concentration Bank Agreement dated July 1, 2003, by and between American HomePatient, Inc., PNC Bank, National Association, and Bank of Montreal, as agent (attached).

10.12	Second Amended and Restated Collection Bank Agreement dated July 1, 2003, by and between American HomePatient, Inc., PNC Bank, National Association, and Bank of Montreal, as agent (attached).

10.13
Amendment to lease dated April 5, 2006, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

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

AMERICAN HOMEPATIENT, INC.
November 16, 2009	By:	/s/ Stephen L. Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant