Form 10-K
period 2009-12-31
AMERICAN HOMEPATIENT INC
filed 2010-03-04
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12-b-2). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was last sold as of June 30, 2009 was $1,800,077. Solely for the purposes of this calculation, all persons who are executive officers or directors of the registrant and all persons who have filed a Schedule 13D or 13G with respect to the registrant’s stock have been deemed to be affiliates.
On March 2, 2010, 17,573,389 shares of the registrant’s $0.01 par value Common Stock were outstanding.
Documents Incorporated by Reference
The following documents are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K: portions of the Registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “projects,” “may,” “plan,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the Company’s business strategy, the ability to satisfy interest expense and principal repayment obligations or to otherwise address these obligations, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, adoption of, or changes in, accounting policies and practices, existing government regulations and changes in, or the failure to comply with, governmental regulations, legislative proposals for health care reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and current and future changes in reimbursement rates, as well as reimbursement reductions and the Company’s ability to mitigate the impact of the reductions. Such statements are not guarantees of future performance and are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. The forward-looking statements are made as of the date of this Annual Report on Form 10-K and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.
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

PART I
ITEM 1. BUSINESS
Introduction
     American HomePatient, Inc. and its subsidiaries (collectively, the “Company”) provide home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. As of December 31, 2009, the Company provided these services to patients primarily in the home through 241 branches in 33 states.
     American HomePatient, Inc. was incorporated in Delaware in September 1991. American HomePatient, Inc.’s principal executive offices are located at 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, and its telephone number at that address is (615) 221-8884.
Business
     The Company provides home health care services and products consisting primarily of respiratory therapy services, home infusion therapy services, and the rental and sale of home medical equipment and home health care supplies. For the year ended December 31, 2009, such services and products represented 84%, 9%, and 7% of revenues, respectively. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. The Company’s objective is to be a leading provider of home health care products and services in the markets in which it operates.
     As of December 31, 2009, the Company provided services to patients primarily in the home through 241 branches in the following 33 states: Alabama, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Maine, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington, West Virginia, and Wisconsin. As of December 31, 2009 the Company was an investor in and a manager of eleven joint ventures.
     The Company is required to report information about operating segments in annual financial statements and interim financial reports. The Company is also required to make related disclosures about products and services, geographic areas, and major customers. The Company manages its business as one reporting segment.

Services and Products
     The Company provides a diversified range of home health care services and products. The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,
	2009	2008	2007
Home respiratory therapy services	84%	81%	78%
Home infusion therapy services	9	10	11
Home medical equipment and home health supplies	7	9	11

Total	100%	100%	100%

     Home Respiratory Therapy Services. The Company provides a wide variety of home respiratory services primarily to patients with severe and chronic pulmonary diseases. Patients are referred to a Company branch most often by primary care and pulmonary physicians as well as by hospital discharge planners and case managers. After reviewing pertinent medical records on the patient and confirming insurance coverage information, a Company service technician or respiratory therapist visits the patient’s home to deliver and to prepare the prescribed therapy or equipment. Company representatives coordinate the prescribed therapy with the patient’s physician and train the patient and caregiver in the correct use of the equipment. For patients renting equipment, Company representatives also make periodic follow-up visits to the home to provide additional instructions, perform required equipment maintenance, and deliver oxygen and other supplies.
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
     Oxygen systems comprised approximately 37.9% of the Company’s total 2009 revenues. Inhalation drugs and nebulizers comprised approximately 5.5% and 1.5%, respectively, of the Company’s total 2009 revenues. Respiratory assist devices, largely consisting of CPAP devices, and related supplies comprised approximately 36.5% of 2009 revenues. All other respiratory products and services comprised approximately 2.5% of the Company’s total 2009 revenues. Respiratory therapy services are provided by substantially all of the Company’s branches other than the few that are dedicated solely to infusion therapy.
     Home Infusion Therapy Services. The Company provides a wide range of home infusion therapy services. Patients are referred to a Company branch most often by primary care and specialist physicians (such as infectious disease physicians and oncologists) as well as by hospital discharge planners and case managers. After confirming the patient’s treatment plan with the physician, the pharmacist mixes the medications and coordinates with the nurse the delivery of necessary equipment, medication and supplies to the patient’s home. The Company provides the patient and caregiver with detailed instructions on the patient’s prescribed medication, therapy, pump and supplies. For patients renting equipment, the Company also schedules follow-up visits and deliveries in accordance with physicians’ orders.
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
     Enteral nutrition services account for approximately 5.6% of the Company’s total revenues in 2009 and are provided by many of the Company’s branches. Anti-infective therapy, TPN, pain management, and other infusion revenues accounted for approximately 3.9% of the Company’s total revenues in 2009. Other infusion therapies are currently provided by 3 of the Company’s 241 branches.
     Home Medical Equipment and Medical Supplies. The Company provides a variety of equipment and supplies to serve the needs of home care patients. Revenues from home medical equipment and supplies are derived principally from the rental and sale of wheelchairs, hospital beds, ambulatory aids, bathroom aids and safety equipment, and rehabilitation equipment. Sales of home medical equipment and medical supplies account for 6.8% of the Company’s revenues in 2009 and are provided by most of the Company’s 241 branches.
Operations
     Organization. Currently, the Company’s operations are divided into 11 geographic areas with each area headed by an area vice president. Each area vice president typically oversees the operations of approximately 20 to 30 branches. Area vice presidents focus on revenue development and cost control and assist local management with decision-making to improve responsiveness and ensure quality in local markets. The Company operates regional billing centers that report directly to the corporate reimbursement department under the leadership of the Senior Vice President of Innovation and Technology and two regional vice presidents of reimbursement. Additionally, the Company has four regional patient service centers that perform certain customer service functions and report to the Vice President of Contact Care Integration. This organizational structure adds specialized knowledge and focused management resources to the billing, compliance, and reimbursement functions. The Company also operates a centralized CPAP support center that performs CPAP supply order processing and fulfillment, a centralized oxygen support center that coordinates scheduling and routing of portable oxygen deliveries for the Company’s branches, and a centralized pharmacy that performs inhalation drug order processing and fulfillment.

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
     Commitment to Quality. The Company maintains quality and performance improvement programs related to the proper implementation of its service standards. Management believes that the Company has developed and implemented service policies and procedures that comply with the standards required by the Accreditation Commission for Health Care, Inc. (ACHC), its current accrediting agency. As of January 1, 2008, the Company transitioned its accrediting agency from the Joint Commission to ACHC, which, like the Joint Commission, is a deemed accreditation organization for suppliers of durable medical equipment, prosthetics, orthotics, and supplies. As a deemed accreditation organization, ACHC’s accreditation is recognized by Centers for Medicare and Medicaid Services (“CMS”) as proof that the Company has met or exceeds CMS’ quality standards in order to bill the Medicare Part B program. All of the Company’s operating branch locations are ACHC-accredited. The Company has Quality Improvement Advisory Boards at many of its branches, and branch general managers conduct quarterly quality improvement reviews. Area Quality Managers (AQMs) conduct quality compliance audits at each branch to ensure compliance with state and federal regulations, accreditation and quality standards, FDA regulations and internal standards. The AQMs also help train all new clinical personnel on the Company’s policies and procedures.
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

     Management Information Systems. Management believes that periodic refinement and upgrading of its management information systems, which permit management to closely monitor the activities of the Company’s operations, is important to the Company’s business. The Company’s financial systems provide, among other things, monthly budget analyses, trended financial data, financial comparisons to prior periods, and comparisons among Company branches. These systems also provide a means for management to monitor key statistical data for each branch, such as accounts receivable, payor mix, cash collections, revenue mix and expense trends. Additionally, Medicare and other third party claims are billed electronically through the Company’s systems thereby facilitating and improving the timeliness of accounts receivable collections. The Company also maintains a communication network that provides company-wide access to email and the Internet. The Company maintains a proprietary intranet, which is a productivity-driven, secure website focused on reducing paperwork, disseminating information throughout the Company, and facilitating communication among the Company’s employees.
     Corporate Compliance. The Company’s goal is to operate its business with honesty and integrity and in compliance with the numerous laws and regulations that govern its operations. The Company’s corporate compliance program is designed to help accomplish these goals through employee training and education, a confidential disclosure program, written policy guidelines, periodic reviews, compliance audits, and other programs. The Company’s corporate compliance program is monitored by its Compliance Officer and the Compliance Committee. The Compliance Committee, which meets quarterly, is comprised of the Company’s President and CEO, Chief Operating Officer, Chief Financial Officer, Senior Vice President of Innovation and Technology, Senior Vice President of Field Operations, Vice President of Human Resources, and Director of Financial Reporting and Internal Audit. The Compliance Committee is advised by legal counsel. There can be no assurance that the Company’s compliance activities will prevent or detect violations of the governing laws and regulations. See “Business – Government Regulation.”
Hospital Joint Ventures
     As of December 31, 2009, the Company owns 50% of nine home health care businesses and 70% of two other home health care businesses. The remaining ownership interest of each of these businesses is owned by local hospitals. Through management agreements, the Company is responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The operations of the 70%-owned joint ventures are consolidated with the operations of the Company. The operations of the 50%-owned joint ventures are not consolidated with the operations of the Company and are instead accounted for by the Company under the equity method.
     The Company’s joint ventures typically are 50/50 equity partnerships with an initial term of between three and ten years and with the following typical provisions: (i) the Company contributes assets of an existing business in the designated market or contributes cash to fund half of the initial working capital required for the joint venture to commence operations; (ii) the hospital partner contributes similar assets and/or an amount of cash equal in the aggregate to the fair market value of the Company’s net contribution; (iii) the Company is the managing partner for the joint venture and receives a monthly management and administrative fee; and (iv) distributions, to the extent made, are generally made on a quarterly basis and are consistent with each partner’s capital contributions. Within the joint venture’s designated market, all services provided within the geographic market are deemed to be revenues of the joint venture including revenues from sources other than the joint venture partner.
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
     Sales revenues and related services include all product sales to patients and are derived from the sale of aerosol medications and respiratory therapy equipment, the provision of infusion therapies, the sale of home health care equipment and medical supplies, and the sale of supplies and the provision of services related to the delivery of these products. Sales revenues are recognized at the time of delivery and recorded at the expected payment amount based upon the type of product and the payor. Rentals and other patient revenues are derived from the rental of equipment related to the provision of respiratory therapy, home health care equipment, and enteral pumps. All rentals of the equipment are provided by the Company on a month-to-month basis and revenue is recorded at the expected payment amount based upon the type of rental and the payor. Certain pieces of equipment are subject to capped rental arrangements, whereby title to the equipment transfers to the patient at the end of the capped rental payment period.
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

     The following table sets forth the percentage of the Company’s revenues from each source indicated for the years presented:

	Year Ended December 31,
	2009	2008	2007
Medicare	50%	52%	53%
Private pay, primarily private insurance	42	40	39
Medicaid	8	8	8

Total	100%	100%	100%

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
     Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as future reimbursement reductions through a variety of initiatives designed to grow revenues, improve productivity, and reduce costs. See “Business – Sales and Marketing” for a discussion of the Company’s initiatives to grow revenues and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General – Productivity and Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse impact could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties” for a discussion of reimbursement changes already enacted that will further affect the Company in 2010 and beyond.
Collections
     The Company has three key initiatives in place to maintain and/or improve collections of accounts receivable: (i) proper staffing and training; (ii) process redesign and standardization; and (iii) billing center specific goals geared toward improved cash collections and reduced accounts receivable.
     Net patient accounts receivable at December 31, 2009 was $25.9 million compared to net patient accounts receivable of $38.3 million at December 31, 2008.
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

	Year Ended December 31,
	2009	2008	2007
DSO	39 days	51 days	57 days
     The decrease in DSO at December 31, 2009 compared to December 31, 2008 primarily is the result of process improvements which have increased cash collections and decreased unbilled revenue.
     The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which is the amount of sales and rental revenues not yet billed to payors due to incomplete documentation or the receipt of the Certificate of Medical Necessity (“CMN”). The amount of unbilled revenue was $3.8 million and $5.2 million for December 31, 2009 and December 31, 2008, respectively, net of valuation allowances. This decrease primarily is the result of improvements made in CMN procurement processes.
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
     The Company’s sales and marketing focus for 2010 and beyond includes: (i) emphasizing profitable revenue growth by focusing on oxygen and sleep-related products and services and by increasing the Company’s mix of Medicare and profitable managed care business; (ii) strengthening its sales and marketing efforts through a variety of programs and initiatives; (iii) heightened emphasis on sleep therapy and implementation of initiatives to expand sales of CPAP supplies; and (iv) expanding managed care revenue through greater management attention and prioritization of payors to secure managed care contracts at acceptable levels of profitability. Improvement in the Company’s ability to grow revenues will be critical to the Company’s success. Management will continue to review and monitor progress with its sales and marketing efforts.

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

Branch Locations
     The Company’s 241 home health care branches as of December 31, 2009 are listed below:

Alabama	Florida	Kentucky	Nebraska	Ohio	Tennessee	Virginia
Birmingham	Altamonte Springs	Bowling Green	Hastings[1]	Bryan	Chattanooga	Charlottesville
Dothan	Ft. Lauderdale	Lexington	Lincoln[1]	Chillicothe	Clarksville	Chesapeake
Huntsville	Ft. Myers	London	Norfolk[1]	Cincinnati	Cookeville	Farmville
Mobile	Ft. Walton Beach	Louisville	Omaha[1]	Columbus	Dayton	Harrisonburg
Montgomery[1]	Gainesville	Middlesboro		Dayton	Dickson	Lorton
	Holly Hill	Paducah	Nevada	Heath	Erin	Newport News
Arizona	Jacksonville		Las Vegas	Mansfield	Jackson	Onancock[1]
Globe	Leesburg	Maine		Marion	Johnson City	Radford
Tempe	Lynn Haven	Hermon	New Mexico	Maumee	Kingsport	Richmond
	Pensacola	Lewiston	Alamogordo	Middleburg Heights	Knoxville	Roanoke
Arkansas	Rockledge		Albuquerque	Sandusky	Nashville
Batesville	St. Augustine	Maryland	Clovis	Springfield	Oneida	Washington
Benton[1]	Tallahassee (2)	Cumberland	Farmington	Twinsburg	Tullahoma	Lakewood
Bentonville	Tampa (2)	Salisbury[1]	Grants	Zanesville	Union City	Yakima
El Dorado			Las Cruces
Ft. Smith	Georgia	Michigan	Roswell	Oklahoma	Texas	West Virginia
Harrison	Albany	West Branch[1]		Tulsa	Austin	Lewisburg
Heber Springs[1]	Brunswick		New York		Bay City	Rainelle
Hot Springs	Dublin	Minnesota	Albany	Pennsylvania	Bryan	Wheeling
Jonesboro	Eastman	Rochester	Geneva	Brookville	Conroe
Little Rock[1]	Evans		Marcy	Camp Hill	Corpus Christi	Wisconsin
Mena	Ft. Oglethorpe	Mississippi	Oneonta	Chambersburg	Harlingen	Marshfield
Mtn. Home	Savannah	Tupelo	Painted Post	Danville	Houston	Oak Creek
N. Little Rock[1]	Suwanee		Pleasant Valley	Erie	Lake Jackson	Onalaska
Paragould	Valdosta	Missouri	Syracuse	Hanover Township	Longview	Racine
Pine Bluff	Waycross	Cameron	Watertown	Johnstown	Lubbock	Woodruff
Russellville		Crystal City	Webster	Lewistown	Lufkin
Warren	Illinois	Hannibal	Williamsville	Philipsburg	McAllen
	Collinsville	Jefferson City		Pittsburgh	Mount Pleasant
Colorado	Mt. Vernon	Kansas City	North Carolina	Pottsville	Nacogdoches
Centennial	Peoria	Kirksville	Asheboro	Scottdale	Paris
Cortez	Springfield	Mountain Grove	Asheville[1]	State College	San Angelo
Durango		Perryville	Boone[1]	Trevose	San Antonio
Pagosa Springs	Iowa	Potosi	Brevard[1]	Waynesboro	Sunnyvale
	Atlantic[1]	Rolla	Charlotte	Williamsport	Temple
Connecticut	Decorah	Springfield	Concord	York	Tyler
Cheshire	Dubuque	St. Louis	Durham		Victoria
Danville	Marshalltown	St. Peters	Gastonia	South Carolina	Woodway
New Britain	Mason City	Warrensburg	Hickory[1]	Columbia
	North Liberty	Waynesville	Maiden[1]	Conway[1]
Delaware	Ottumwa		Marion[1]	Florence
Dover	Pleasant Hill		Monroe	Greenville
Newark	Sioux City		Salisbury	Hartsville
	Waterloo		Sanford[1]	Lancaster
			Spruce Pine[1]	Myrtle Beach[1]
	Kansas		Whiteville	Pawley’s Island[1]
	Pittsburg		Wilmington	Rock Hill[1]
			Winston-Salem	Summerville
Union[1]

[1]	Owned by a joint venture.

[2]	City has multiple locations.

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
     The Company is insured for vehicle liability for up to $1.0 million of each claim with a $250,000 deductible for each claim. This deductible reduces the limit of insurance. The Company retains the first $250,000 of each workers compensation claim and is insured for any additional liabilities from each such claim. The Company did not maintain annual aggregate stop-loss coverage for the years 2007, 2008, and 2009, as such coverage was not economically available. The Company has not maintained aggregate stop-loss coverage since 2001.
     The Company is self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis. In addition, an aggregating specific deductible must be satisfied in the amount of $140,000 before stop loss insurance would apply. The Company has also maintained annual aggregate stop loss coverage of $10.1 million for 2009. Liabilities in excess of this aggregate amount (up to $1.0 million) are the responsibility of the insurer. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2007, 2008, and 2009.
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
Employees
     At December 31, 2009, the Company had approximately 2,177 full-time employees, 94 part-time employees, and 77 employees used on an “as needed” basis only. Approximately 102 individuals were employed at the corporate office in Brentwood, Tennessee. None of the employees work under a union contract.
Trademarks
     The Company owns and uses a variety of marks, including American HomePatient®, AerMeds®; American CPAP DirectTM; Redi ✓ ®; EnterCaresm; CHF Heart Matters®; Rest Assured...We’re the Home Sleep Specialistssm; and Breathe, Nourish, Move, Thrivesm, which have either been registered at the federal or state level or are being used pursuant to common law rights.
Government Regulation
     General. The Company, as a participant in the health care industry, is subject to extensive federal, state, and local regulation. In addition to the Federal False Claims Act (“False Claims Act”) and other federal and state anti-kickback and self-referral laws applicable to all of the Company’s operations (discussed more fully below), the Company’s operations are subject to federal laws covering the repackaging and dispensing of drugs (including oxygen) and regulating interstate motor-carrier transportation. The Company’s operations also are subject to state laws (most notably licensing and controlled substances registration) governing pharmacies, nursing services and certain types of home health agency activities.
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
     Enforcement Activities. In recent years, various state and federal regulatory agencies have stepped up investigative and enforcement activities with respect to the health care industry, and many health care providers, including the Company and other durable medical equipment suppliers, have received subpoenas and other requests for information in connection with their business operations and practices. From time to time, the Company also receives notices and subpoenas from various government agencies concerning plans to audit the Company, or requesting information regarding certain aspects of the Company’s business. The Company customarily cooperates with the various agencies in responding to such subpoenas and requests. The Company expects to incur legal expenses in the future in connection with existing and future investigations.
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
     The Company maintains a significant amount of debt. The Company has long-term debt of $226.4 million, as evidenced by a promissory note to the agent for the Company’s lenders (“Lenders”). This indebtedness is secured by substantially all of the assets of the Company and matured on August 1, 2009. The Company was not able to repay or refinance this debt at or prior to maturity. As a result, the Company must refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Furthermore, the Company’s independent registered public accounting firm added an explanatory paragraph to their report on the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008 that noted these conditions indicated that the Company may be unable to continue as a going concern. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will not be possible at this time. There can be no assurance that any of the Company’s efforts to address the debt maturity issue can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to resolve the debt maturity issue. Subject to the limitations provided by the current forbearance agreement (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”), the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events and Uncertainties” and “Liquidity and Capital Resources.”
Reductions in Medicare and Medicaid reimbursement rates, as well as reductions from other third party payors, are having a material adverse effect on the Company’s results of operations and financial condition, and future reductions could have further adverse effects.
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
     For the year ended December 31, 2009, the percentage of the Company’s revenues derived from Medicare, Medicaid and all other payors was 50%, 8%, and 42%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in any of which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     The Company has implemented, and is currently implementing, a number of expense reduction initiatives in response to reimbursement reductions. Any future significant reimbursement cuts would require the Company to alter significantly its business model and cost structure, as well as the services it provides to patients, in order to avoid substantial losses. Measures undertaken to reduce expenses by improving efficiency can have an unintended negative impact on revenues, referrals, billing, collections and other aspects of the Company’s business, any of which can have a material adverse effect on the Company’s operations, financial condition, business, or prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company has substantial accounts receivable, and increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on the Company’s cash flows and results of operations.
     The Company has substantial accounts receivable as evidenced by DSO of 39 days as of December 31, 2009. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.

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
     As managed care plays a significant role in markets in which the Company operates, the Company’s success will, in part, depend on retaining and obtaining profitable managed care contracts. There can be no assurance that the Company will retain or obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue to experience downward pressure as a result of payors’ efforts to contain or reduce the costs of health care by increasing case management review of services, by increasing retrospective payment audits, and by negotiating reduced contract pricing. Therefore, even if the Company is successful in retaining and obtaining managed care contracts, it could experience declining profitability if the Company does not also decrease its cost for providing services and/or increase higher margin services.
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
     Most of the provisions of the law took effect on February 17, 2010, one year after enactment, although increased penalty provisions went into effect immediately. Other provisions require implementing regulations and will take two years or longer to take effect. Any failure to comply with this new legislation could have a material adverse effect on the Company’s financial results and financial condition.
The Company is highly dependent upon its senior management.
     The Company’s historical financial results, debt maturity issue, and reimbursement environment, among other factors, may limit the Company’s ability to attract and retain qualified personnel, which in turn could adversely affect profitability.
The market in which the Company operates is highly competitive, and if the Company is unable to compete successfully, its business will be materially adversely affected.
     The home health care market is highly fragmented and competition varies significantly from market to market. Currently, there are relatively few barriers to entry, and the Company could encounter competition from new market entrants. In small and mid-size markets, the majority of the Company’s competition comes from local independent operators or hospital-based facilities. In larger markets, regional and national providers account for a significant portion of competition. Some of the Company’s present and potential competitors are significantly larger than the Company and have, or may obtain, greater financial and marketing resources than the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     As of December 31, 2009, the Company leased space for its corporate headquarters in the Parklane Building, Maryland Farms Office Park, Brentwood, Tennessee. The Company entered into an amended lease effective April 5, 2006 that provided for 29,000 square feet of leased space. The amended lease has a base monthly rent of $47,000 and expires in July 2010.
     The Company owns a facility in Waterloo, Iowa, which consists of approximately 35,000 square feet and owns a 50% interest in one of its branches located in Little Rock, Arkansas, which consists of approximately 16,000 square feet.
     The Company leases the operating space required for its remaining branches, patient service centers, and billing centers. A typical branch occupies between 1,000 and 4,000 square feet and generally combines office and warehouse space. Approximately one-half of the square footage of a typical branch consists of warehouse space. Lease terms on most of the leased properties range from two to three years. Management believes that the Company’s owned and leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.
ITEM 3. LEGAL PROCEEDINGS
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is currently traded in the over-the-counter market or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board under the symbol AHOM or AHOM.OB. The following table sets forth representative bid quotations of the common stock for each quarter of calendar years 2009 and 2008. The following bid quotations reflect interdealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. See “Business — Risk Factors” regarding the over-the-counter bulletin board and liquidity.

	Bid Quotations
Fiscal Period	High	Low
2009 1st Quarter	$0.26	$0.12
2009 2nd Quarter	$0.46	$0.16
2009 3rd Quarter	$0.32	$0.25
2009 4th Quarter	$0.27	$0.10

2008 1st Quarter	$1.30	$0.67
2008 2nd Quarter	$1.00	$0.65
2008 3rd Quarter	$0.80	$0.26
2008 4th Quarter	$0.32	$0.10
     On March 2, 2010, there were 1,374 holders of record of the common stock and the closing sale price for the common stock was $0.16 per share.
     The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business or for debt service and no cash dividends will be paid. See – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
     Information regarding the Company’s equity compensation plans is incorporated by reference to the Company’s definitive proxy statement (“Proxy Statement”) for its 2010 annual meeting of stockholders.

     The following graph compares the cumulative total returns of the Company’s Common Stock with those of NASDAQ Market (U.S.) Index and the Home Health Care Services Group (SIC number 8082) Index, a peer group index. The peer group includes approximately 15 companies, excluding the Company.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American Home Patient, Inc., The NASDAQ Composite Index
And SIC Code 8082

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
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

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data below is derived from the Company’s financial statements and should be read in conjunction with the related financial statements. Medicare reimbursement reductions in 2006, 2007, 2008, and 2009, and reorganization items from the bankruptcy filing in 2002 affect the comparability of the financial data presented.
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)
Income Statement Data:
Revenues	$236,297	$266,854	$293,027	$321,768	$321,965
Cost of sales and related services	52,891	56,612	70,601	84,322	79,012
Cost of rentals and other revenues, including rental equipment depreciation expense	29,674	34,682	41,412	45,106	39,879
Operating expenses	124,548	132,523	139,638	150,138	153,051
Bad debt expense	3,517	4,635	8,164	10,771	9,396
General and administrative expenses	20,909	19,841	19,194	18,052	16,749
Depreciation, excluding rental equipment, and amortization	3,866	4,102	3,361	3,598	3,610
Interest expense, net	14,734	15,618	15,828	17,162	17,141
Other income, net	(345)	(1,040)	(2,249)	(335)	(365)
Change of control (income) expense	(12)	(77)	5,637	—	—

Total expenses	249,782	266,896	301,586	328,814	318,473

Earnings from unconsolidated joint ventures	5,243	6,201	5,754	5,373	4,816

(Loss) income from continuing operations before reorganization items and income taxes	(8,242)	6,159	(2,805)	(1,673)	8,308
Reorganization items	—	—	—	291	384
Provision for income taxes	4,515	5,054	4,097	348	327

Net (loss) income from continuing operations	$(12,757)	$1,105	$(6,902)	$(2,312)	$7,597

Less: Net income attributable to the noncontrolling interests	(341)	(408)	(390)	(421)	(417)

Net (loss) income from continuing operations attributable to American HomePatient	(13,098)	697	(7,292)	(2,733)	7,180

(Loss) income from discontinued operations, including gain on disposal of assets, net of tax	—	(183)	1,770	146	564

Net (loss) income attributable to American HomePatient	$(13,098)	$514	$(5,522)	$(2,587)	$7,744

Net (loss) income per common share attributable to American HomePatient, Inc. common shareholders — Basic
- Continuing operations	$(0.75)	$0.04	$(0.41)	$(0.16)	$0.42
- Discontinued operations	—	(0.01)	0.10	0.01	0.03

Net (loss) income per common share attributable to American HomePatient, Inc. common shareholders — Basic	$(0.75)	$0.03	$(0.31)	$(0.15)	$0.45

Net (loss) income per common share attributable to American HomePatient, Inc. common shareholders — Diluted
- Continuing operations	$(0.75)	$0.04	$(0.41)	$(0.16)	$0.40
- Discontinued operations	—	(0.01)	0.10	0.01	0.03

Net (loss) income per common share attributable to American HomePatient, Inc. common shareholders — Diluted	$(0.75)	$0.03	$(0.31)	$(0.15)	$0.43

Weighted average shares outstanding — Basic	17,573,000	17,573,000	17,573,000	17,543,000	17,296,000
Weighted average shares outstanding — Diluted	17,573,000	17,741,000	17,573,000	17,543,000	17,973,000

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Balance Sheet Data:
Working capital	$(198,112)	$(197,332)	$24,846	$31,340	$35,135
Total assets	239,297	254,526	270,128	276,671	287,634
Total debt and capital leases, including current portion	229,123	234,310	244,410	251,257	251,019
Shareholders’ deficit	(36,979)	(24,157)	(25,865)	(20,698)	(11,821)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The Company provides home health care services and products to patients through its 241 branches in 33 states. These services and products are primarily paid for by Medicare, Medicaid, and other third-party payors. As a result, prices for the Company’s products and services are primarily set by the payors and not by the Company. Since the Company cannot affect pricing, it can improve operating results primarily by increasing revenues through increased volume of sales and rentals and by controlling expenses. The Company can also improve cash flow by limiting the amount of time that it takes to collect payment after delivering products and services. Key indicators of performance include:
     Sales and Rentals. Over the past several years the Company has increased its focus on sales and marketing initiatives in an effort to improve revenues, especially related to respiratory product lines, though the Company’s efforts have produced mixed results. While growth has been achieved in certain product lines, other lines have not increased or have declined. The Company has also de-emphasized certain less profitable product lines, resulting in a decrease in revenue associated with these lines, and Medicare reimbursement reductions have further decreased revenue. See “Year Ended December 31, 2009 Compared to Year ended December 31, 2008 – Revenues” for a discussion of revenue decreases. Continuing to improve the Company’s sales and marketing efforts will be critical to the Company’s success. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product-line and branch location and region. Management’s intent is to identify geographic or product line weaknesses and take corrective actions. Reductions in reimbursement levels can more than offset an increased volume of sales and rentals. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response.”
     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense as a percentage of net revenue decreased from 1.7% in 2008 to 1.5% in 2009. This decrease in bad debt expense as a percentage of net revenue is due to improvements made in billing and collection processes which have increased cash collections and decreased unbilled revenues.
     Cash Flow. The Company’s funding of day-to-day operations and all payments required to the Company’s Lenders comes from cash flow and cash on hand. The Company currently does not have access to a revolving line of credit. The Company’s secured debt matured on August 1, 2009. The Company has entered into a series of forbearance agreements with the agent for the Company’s Lenders and certain forbearance holders in which the agent and forbearance holders agreed to forbear from exercising rights and remedies prior to March 16, 2010, pursuant to the terms of the current forbearance agreement. The nature of the Company’s business requires substantial capital expenditures in order to buy the equipment used to generate revenues. As a result, management views cash flow as particularly critical to the Company’s operations. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable, and inventories) and current liabilities (principally accounts payable, accrued expenses and the secured debt). Management attempts to monitor and improve cash flow in a number of ways, including inventory utilization analysis, cash flow forecasting, and accounts receivable collection. In that regard, the length of time that it takes to collect receivables can have a significant impact on the Company’s liquidity as described below in “Days Sales Outstanding.”
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company also monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO, net of discontinued operations, decreased from 51 days at December 31, 2008 to 39 days at December 31, 2009 primarily due to improved cash collections on current billings and improved timeliness in obtaining necessary billing documentation.
     Unbilled Revenues. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which is the amount of sales and rental revenues not yet billed to payors due to incomplete documentation or the receipt of the Certificate of Medical Necessity (“CMN”). The amount of unbilled revenue was $3.8 million and $5.2 million for December 31, 2009 and December 31, 2008, respectively, net of valuation allowances. This decrease primarily is the result of improvements made in CMN procurement processes.
     Productivity and Profitability. In light of the reimbursement reductions affecting the Company over the past several years and the possibility of continued reimbursement reductions in the future, management has placed significant emphasis on improving productivity and reducing costs over the past several years and will continue to do so. Management considers many of the Company’s expenses to be either fixed costs or cost of goods sold, which are difficult to reduce or eliminate. As a result, management’s primary areas of focus for expense reduction and containment are through productivity improvements related to the Company’s branches and billing centers. These improvements have focused on centralization of certain activities previously performed at branches, consolidation of certain billing center functions, and reduction in costs associated with delivery of products and services to patients. Examples of recent centralization initiatives include the centralization of revenue qualification processes through the Company’s regional billing centers, the centralization of order intake and order processing through the Company’s patient service centers, the centralization of CPAP supply order processing and fulfillment through the Company’s centralized CPAP support center, and the centralization of inhalation drug order processing and fulfillment through the Company’s centralized pharmacy. The Company has also established a centralized oxygen support center to coordinate scheduling and routing of portable oxygen deliveries for the Company’s branches. Initiatives are also in place to improve asset utilization through an asset management system, reduce capital expenditures through improved purchasing processes, reduce bad debt expense and revenue deductions through improved revenue qualification and collection processes, reduce costs of delivery of products to patients through improved routing, and reduce facility costs through more effective utilization of leased space. Management utilizes a variety of monitoring tools and analyses to help identify and standardize best practices and to identify and correct deficiencies. Similarly, the Company monitors its business on a branch and product basis to identify opportunities to target growth or contraction. These analyses have historically led to the closure or consolidation of branches and to the emphasis on certain products and new sales initiatives. During 2009, the Company closed or consolidated two branch locations and opened one branch location. The Company did not close or consolidate any billing centers in 2009. The Company did not exit any lines of business as a result of these branch closures, and as such, they are not deemed discontinued operations. See “Trends, Events, and Uncertainties – Reimbursement Changes and the Company’s Response” for additional discussion.
     Discontinued Operations. Effective April 1, 2007, the Company sold the assets of its home nursing business located in Tallahassee, Florida to Amedisys Home Health, Inc. of Florida. The sales price was $3.1 million, of which $2.8 million was received in cash at closing, and the remainder was received according to the terms of a promissory note. The Company recorded a gain in the second quarter of 2007 of $3.0 million associated with this sale. The cash and note proceeds from this transaction were utilized to pay down long-term debt.
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
     During the year ended December 31, 2009, the Company reduced its change of control expense by $12,000 as a result of the reduction of the liability associated with the Company’s obligation to pay certain insurance for Mr. Furlong until January 1, 2011. At December 31, 2009 and December 31, 2008 the irrevocable trust had a balance of $1.4 million and was reflected in prepaid expenses and other current assets on the consolidated balance sheets.
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
     Reimbursement Changes and the Company’s Response. The Company regularly is faced with reimbursement reductions and the prospect of additional reimbursement cuts. The following reimbursement changes already enacted will further impact the Company in 2010 and beyond:
     DRA Reimbursement Impact: The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 8, 2006, affects the Company’s reimbursement in a number of ways including:
•	The DRA contains a provision that eliminated the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs, beds, and respiratory assist devices. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. The effective date of the provision to eliminate the capped rental methodology applies to items for which the first rental month occurs on or after January 1, 2006. As a result, the impact of this change was realized over a period of several years which began in 2007.

•	The DRA also contains a provision that limits the duration of monthly Medicare rental payments on oxygen equipment to 36 months. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met medical qualifications. The effective date for the implementation of the 36 month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36 month period began on January 1, 2006. Therefore, the financial impact of the reduction in revenue associated with the 36 month cap began in 2009. The DRA provided for the transfer of title of the oxygen equipment from the supplier to the patient at the end of the 36 month period. With the enactment of the Medicare Improvement for Patients and Providers Act of 2008 (“MIPPA”) in July of 2008, the provision related to the transfer of title of oxygen equipment was repealed effective January 1, 2009; however MIPPA did not repeal the cap on rental payments subsequent to the 36th month. MIPPA also established new payment rules and supplier responsibilities following the 36 month rental period, the most significant of which are described below.
o	A supplier’s responsibility to service an oxygen patient ends at the time the oxygen equipment has been in continuous use by the patient for the equipment’s reasonable useful lifetime (currently defined by the Centers for Medicare and Medicaid Services (“CMS”) as five years for oxygen equipment). However, the supplier may replace this equipment and a new 36 month rental period and new reasonable useful lifetime period is started on the date the replacement item is delivered. Oxygen equipment that is lost, stolen, or irreparably damaged may also be replaced and a new 36 month rental period and new reasonable useful lifetime period is started (with CMS approval). A new certificate of medical necessity is required when oxygen equipment is replaced in each of the situations described above.

o	A change in oxygen equipment modalities (e.g. from a concentrator to a stationary liquid system) prior to the end of the reasonable useful lifetime does not result in the start of a new 36 month rental period or new reasonable useful lifetime period, unless the change is medically justified and supported by written documentation from the patient’s physician. In addition, replacing oxygen equipment that is not functioning properly prior to the end of the reasonable useful lifetime period does not result in the start of a new 36 month rental period or new reasonable useful lifetime period. Finally, the transfer by a beneficiary to a new supplier prior to the end of the reasonable useful lifetime period does not result in the start of a new 36 month rental period or new reasonable useful lifetime period.

o	Suppliers furnishing liquid or gaseous oxygen equipment during the initial 36 month rental period will be required to continue furnishing oxygen contents for any period of medical need following the 36 month rental cap for the remainder of the reasonable useful lifetime of the equipment. The reimbursement rate for portable oxygen contents will increase from approximately $29 per month during the 36 month rental period to approximately $77 per month after the 36 month rental period. At the start of a new 36 month rental period, the reimbursement rate for portable oxygen contents will revert back to approximately $29 per month.

o	Suppliers are responsible for performing any repairs or maintenance and servicing of the oxygen equipment that is necessary to ensure that the equipment is in good working order for the reasonable useful lifetime of the oxygen equipment. No payment will be made for supplies, repairs, or maintenance and servicing either before or after the initial 36 month rental period, with the exception of one in-home visit by a supplier to inspect oxygen concentrators and transfilling equipment and provide general maintenance after the initial 36 month cap. Suppliers may not be reimbursed for more than 30 minutes of labor for this one in-home visit. Effective July 2010, beginning six months after the 36 month cap, a maintenance and servicing payment of $66 will be paid every six months. The maintenance and servicing fee covers all maintenance and servicing needed during the six month period. The supplier is responsible for performing all necessary maintenance, servicing and repair of the equipment at the time it is needed and must also visit the beneficiary’s home during the first month of each six month period to inspect the equipment and perform any necessary maintenance and servicing needed at the time of each visit.

o	The Company’s financial results were materially and adversely impacted beginning in 2009 as a result of changes in oxygen reimbursement as described above. Net revenue and net income were reduced in the twelve months of 2009 by approximately $17.5 million as a result of the reimbursement changes related to the 36 month oxygen cap. (See “Recap of 2009 Impact of Medicare Reimbursement Changes” below for additional discussion.)
•	On August 3, 2006, CMS published a Proposed Rule to implement the changes required by the DRA relating to the payment for oxygen, oxygen equipment, and capped rental DME items. The rule, which became final November 9, 2006 (“DRA Implementation Rule”), establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The DRA Implementation Rule also establishes a reimbursement rate for portable oxygen generating equipment and changes regulations related to maintenance reimbursement and equipment replacement reimbursement. Under the DRA Implementation Rule, during the initial 36 months of rental, the reimbursement rate for concentrators and stationary liquid and gas systems was approximately $199 per month for calendar years 2007 and 2008, approximately $193 per month for 2009, and approximately $189 per month for 2010. Under the DRA Implementation Rule, the reimbursement rate for liquid or gas portable equipment during the initial 36 months of rental is approximately $32 per month from 2007 through 2010. As a result of the enactment of MIPPA in July of 2008, the above reimbursement rates were decreased by 9.5% beginning on January 1, 2009. The reduced oxygen rates as specified in the DRA Implementation Rule that went into effect January 1, 2009 reduced the Company’s net revenue and net income in the twelve months of 2009 by approximately $1.6 million.
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
     On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) was enacted. Among other things, this legislation delayed the competitive bidding program to allow time for CMS to make changes to the bidding process. As a result of this legislation, contracts awarded in the first round were terminated and the bidding process for the first round was restarted in 2009 and, except for a few exceptions, included the same products and geographic locations included in the original first round of bidding. On January 16, 2009, CMS published an Interim Final Rule implementing provisions of MIPPA related to the first round re-bidding process and subsequent rounds of bidding. The effective date of the Interim Final Rule was originally to be February 17, 2009, but was subsequently extended to April 18, 2009. The delay was used by CMS to further review the issues of law and policy raised by the Interim Final Rule. On August 3, 2009, CMS published a tentative timeline and bidding requirements for the first round re-bidding process which was subsequently finalized. Bidder registration began August 17, 2009 and bidding began October 21, 2009 and closed December 21, 2009. The Company participated in the bidding process in nine of the ten markets included in the re-bid first round of bidding. Reimbursement rates from the bidding process will be announced in June 2010 and contract suppliers will be announced in September 2010. The reimbursement rates resulting from the bidding process will go into effect January 1, 2011. The second round bidding process is currently scheduled to begin in 2011.
     To offset the savings not realized as a result of the competitive bidding delay, MIPPA called for a nationwide 9.5% reduction in Medicare rates which began on January 1, 2009 for products included in the first round of competitive bidding. This 9.5% reduction reduced the Company’s net revenue and net income by approximately $8.3 million in the twelve months of 2009. MIPPA also requires CMS to make certain changes to the bidding process and repeals the transfer of title of oxygen equipment to Medicare beneficiaries at the end of 36 months of continuous rental, as specified in the Deficit Reduction Act of 2005. See “DRA Reimbursement Impact” below for additional discussion. At this time, the exact timing and financial impact of competitive bidding is not known, but management believes the impact could be material.
     Recap of 2009 Impact of Medicare Reimbursement Changes: As a result of the various Medicare reimbursement changes that became effective January 1, 2009, the Company’s net revenue and net income was reduced by approximately $27.4 million in the twelve months of 2009. This includes approximately $17.5 million associated with the 36 month rental cap for oxygen equipment, approximately $1.6 million associated with reductions in oxygen fee schedule payment amounts, and approximately $8.3 million related to the 9.5% reduction associated with the delay of competitive bidding, all of which are described above. Additionally, a change in inhalation drug product mix resulting from Medicare reimbursement reductions which began April 1, 2008, decreased the Company’s revenue and net income by an additional $3.0 million for 2009 compared to 2008.

     Over the past several years in anticipation of continued reductions in reimbursement, the Company has implemented various initiatives to improve productivity and reduce costs. These initiatives have focused on the centralization of certain activities previously performed at branches and billing centers, consolidation of certain billing center functions, and reductions of costs associated with delivery of products and services to patients. The Company has also implemented strategies designed to improve revenue growth, especially in the areas of oxygen and sleep therapy. A portion of the reimbursement reduction impact described above was offset by the full year impact of productivity improvements and cost reductions implemented in 2008, additional productivity improvements and cost reductions implemented in 2009, and growth in respiratory revenue in 2009, especially sleep therapy revenues. Management cannot provide any assurance that future initiatives to improve productivity and/or increase revenues will be successful and there can be no guarantee that actual cash flow in 2010 will be consistent with management’s projections.
     Accreditation: The Secretary of the Department of Health and Human Services is required to establish and implement quality standards for suppliers of durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”). CMS published the standards on its website on August 14, 2006. In order to continue to bill under Medicare Part B, DMEPOS suppliers were required to meet these standards through an accreditation process outlined in the CMS final rule on accreditation issued August 18, 2006. In order to participate in the original first round of competitive bidding, all suppliers were required to obtain accreditation by October 31, 2007. All of the Company’s branch locations were accredited by the Joint Commission prior to this date. As of January 1, 2008, all of the Company’s branch locations transitioned from accreditation with the Joint Commission to accreditation with Accreditation Commission for Health Care (“ACHC”).
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
     The four Jurisdictions published new revised LCDs on September 19, 2008 in order to provide guidance for PAP equipment beyond the guidelines contained in the NCD. The LCDs require, effective November 1, 2008, a face-to-face physician visit prior to the physician ordering sleep testing which should generally contain a sleep history with symptoms associated with obstructive sleep apnea (OSA) and sleep inventory, as well as pertinent physical examination. The LCD also requires an initial three-month trial period during which (no sooner than the 31st day but no later than the 91st day after beginning treatment) there must be an additional face-to-face physician visit. The treating physician must conduct a clinical reevaluation and document that the beneficiary is benefiting from PAP therapy. This policy also requires compliance data be provided to show patient’s use of the CPAP machine for four hours per night 70% of nights within a 30 day timeframe during the initial 90 days of treatment in order to document medical necessity. The Company has adapted its operations as a result of the policy changes outlined in the LCDs. The Company’s revenue and profitability have been and will continue to be negatively impacted by these policy changes. During 2009, the Company’s net revenue and net income were reduced by approximately $2.5 million as a result of the implementation of the Medicare PAP policy. The Company cannot accurately predict the future magnitude of the impact at this time as the Company is still working through the newly-implemented processes.
     Surety Bond: In July 2007, CMS issued a proposed rule implementing section 4312 of the Balanced Budget Act of 1997 (the “BBA”), which would require all suppliers of DMEPOS, except those that are government operated, to obtain and retain a surety bond. On January 2, 2009 CMS published a final rule requiring DME suppliers to post a $50,000 bond for each National Provider Identification Number (“NPI number”). The effective date of the final rule was March 2, 2009, however existing suppliers were not required to furnish the bond until October 2, 2009. This rule requires the Company to obtain a surety bond for each of its 241 branch locations billing Medicare using a unique NPI number. The Company obtained the required surety bonds for each of its branch locations effective October 2, 2009 for a term of one year. The costs to obtain the surety bonds for the initial one-year period did not materially impact the Company’s financial results or financial position. However, there can be no assurance that the Company will be able to obtain renewals or that the costs of future renewals will remain at the current level.
     Provider Enrollment, Chain and Ownership System: Section 1833(q) of the Social Security Act requires that all physicians and non-physician practitioners that meet certain definitions be uniquely identified for all claims and services that are ordered or referred. To meet this requirement, in April 2009, CMS expanded their current policy to require all health care practitioners be listed in the government health plan’s national on-line Provider Enrollment, Chain and Ownership System (“PECOS”). PECOS tracks physician and non-physician practitioners to ensure they are of the type/specialty eligible to order or refer services for Medicare beneficiaries. Under this new policy, Medicare claims submitted by the Company beginning January 3, 2011 that are the result of an order or a referral from a practitioner not registered in PECOS will not be paid. The original implementation date for denying payment was January 5, 2010, but was postponed to April 5, 2010, and more recently postponed to January 3, 2011. Medicare claims submitted by the Company prior to January 3, 2011 that are the result of an order or a referral from a practitioner not registered in PECOS will be paid, but the Company will receive a warning indicating the practitioner is not registered. The Company is working with its referring physicians towards PECOS compliance but there can be no assurance that practitioners will be properly enrolled in PECOS, and as such the Company’s revenues and cash collections could be impacted beginning in 2011.
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
     The Company cannot predict future Medicare reimbursement for oxygen equipment, but it believes that any significant decrease in the current 36 month rental period or reimbursement rate will have a substantial and material negative financial impact to the Company. Such a decrease may require the Company to alter significantly its business model and cost structure as well as limit or eliminate certain products or services currently provided to patients in order to avoid substantial losses. There can be no assurance that the Company could successfully manage these changes. Additionally, management believes that any further reductions in reimbursement for oxygen equipment could limit access to oxygen therapy for numerous Medicare beneficiaries.
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
     Management is working to counter the adverse impact of the reimbursement reductions currently in effect as well as any future reimbursement reductions through a variety of initiatives designed to grow revenues. See “Overview – Revenue Growth” for a discussion of the Company’s initiatives to grow revenues. In addition, management will continue to be focused on evolving the Company’s business model to improve productivity and reduce costs. These efforts will particularly emphasize centralization and consolidation of functions and improving logistics. See “Overview - Productivity and Profitability” for a discussion of the Company’s initiatives to improve productivity and reduce costs. The magnitude of the adverse impact that reimbursement reductions will have on the Company’s future operating results and financial condition will depend upon the success of the Company’s revenue growth and cost reduction initiatives. Nevertheless, the adverse effect of reimbursement reductions will be material in 2010 and beyond. See “Risk Factors.”
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

     Revenue Recognition and Allowance for Doubtful Accounts. The Company provides credit for a substantial part of its non third-party reimbursed revenues and continually monitors the creditworthiness and collectibility of amounts due from its patients. Approximately 58% of the Company’s 2009 revenues were derived from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon a fixed rate. Revenues are recorded at the expected reimbursement rates when the services are provided or when merchandise or equipment is delivered to patients. Revenues are recorded net of estimated contractual adjustments or other reimbursement adjustments. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as an adjustment to revenue in the period known.
     Sales revenues and related services include all product sales to patients and are derived from the sale of sleep therapy supplies, aerosol medications, and respiratory therapy equipment, the provision of infusion therapies, the sale of home health care equipment and medical supplies, and the sale of other supplies and the provision of services related to the delivery of these products. Sales revenues are recognized at the time of delivery and recorded at the expected payment amount based upon the type of product and the payor. Rentals and other patient revenues are derived from the rental of equipment related to the provision of respiratory therapy, home health care equipment, and enteral pumps. All rentals of the equipment are provided by the Company on a month-to-month basis and revenue is recorded at the expected payment amount based upon the type of rental and the payor. Certain pieces of equipment are subject to capped rental arrangements, whereby title to the equipment transfers to the patient at the end of the capped rental payment period.
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
     The Company’s allowance for doubtful accounts totaled approximately $3.4 million and $5.9 million as of December 31, 2009 and 2008, respectively.
     Included in the Company’s accounts receivable are amounts pending approval from third- party payors, primarily balances due from patients applying for Medicaid benefits for the first time. Since the vast majority of the Company’s receivables are for established patients and for patients already having coverage prior to receiving services, amounts pending third-party approval are immaterial.
     The table below details an aging by payor of the Company’s gross patient accounts receivable as of December 31, 2009.

			Orders					Unbilled		Unapplied
(in thousands)	Total	Current	0-90	31-60	61-90	91-120	121-180	91-180	>180	Cash
Managed Care	$8,792	$5,872	$548	$1,143	$673	$295	$309	$68	$(116)	$—
Medicaid	$2,606	1,416	222	416	290	151	174	40	(103)	—
Medicare	$10,066	7,233	1,245	566	320	183	109	261	149	—
Other Payors	$2,858	1,703	102	532	223	161	135	12	(10)	—
Private Pay	$3,413	1,229	1	791	583	509	141	—	159	—

A/R Aged by Payor	$27,735	$17,453	$2,118	$3,448	$2,089	$1,299	$868	$381	$79	$—

Other Unbilled A/R	$1,818	—	1,818	—	—	—	—	—	—	—

Unapplied Cash	$(306)	—	—	—	—	—	—	—	—	(306)

Total Aged A/R	$29,247	$17,453	$3,936	$3,448	$2,089	$1,299	$868	$381	$79	$(306)

     Other unbilled accounts receivable is primarily comprised of open orders and manually accrued accounts receivable for which aging data by payor is not available.
     Inventory Valuation and Cost of Sales Recognition. Inventory consists of certain equipment and supplies which are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory on an interim basis using an estimated gross margin percentage, based upon the type of product sold and payor mix, and performs physical counts of inventory at each branch on an annual basis. The Company records a valuation allowance for obsolete and slow moving items and for specific inventory. The Company is subject to loss for inventory adjustments in excess of the recorded inventory valuation allowance. The inventory valuation allowance was $0.2 million and $0.6 million at December 31, 2009 and 2008, respectively.
     Rental Equipment Valuation. Equipment is rented to patients on a month-to-month basis for use in their homes and is depreciated over the equipment’s estimated useful life. On an annual basis, the Company performs physical counts of rental equipment on hand at each branch and reconciles all recorded rental assets to internal billing reports. Any resulting adjustment for unlocated, damaged, or obsolete equipment is charged to rental equipment depreciation expense. Since rental equipment is maintained in the patient’s home, the Company is subject to loss resulting from lost equipment as well as losses for damaged, outdated, or obsolete equipment. Management records a valuation allowance for its estimated lost, damaged, outdated, or obsolete rental equipment based upon analytical data derived from the Company’s automated asset management system. The rental equipment valuation was $0.9 million at December 31, 2009 and 2008.
     Valuation of Long-lived Assets. Management evaluates the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management utilizes estimated undiscounted future cash flows to determine if an impairment exists. If this analysis indicates an impairment exists, the amount of loss would be determined based upon a comparison of the estimated fair value with the carrying value of the asset. While management believes that the estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the evaluations.
     Valuation of Goodwill. Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other (Statement No. 142, Goodwill and Other Intangible Assets). The Company has selected September 30 as its annual testing date. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.
     The liabilities of the Company continue to exceed its assets resulting in a negative carrying value of approximately $37.0 million at December 31, 2009. The equity based fair value of the Company and its one reporting unit is approximately $2.3 million at December 31, 2009. Accordingly, the Company’s fair value exceeds its carrying value as of December 31, 2009 and, by definition, no goodwill impairment is indicated. As long as the Company has a negative carrying value and has a positive fair value (market capitalization), goodwill impairment will not be indicated pursuant to ASC 350, which states “if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.”
     The Company is currently working toward a resolution of its debt maturity issue. If the resolution of this issue includes additional equity resulting in a positive carrying value of the Company and the positive carrying value exceeds the fair value of the reporting unit, goodwill of the Company in the amount of $122.1 million at December 31, 2009 may be partially or completely impaired at that time.

     Self Insurance. Self-insurance accruals primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance, auto liability, commercial general and professional liability insurance. The Company is insured for workers’ compensation and auto liability but retains the first $250,000 of risk exposure for each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2009, 2008, and 2007, as such coverage was not economically available. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The estimated liability for workers’ compensation claims totaled approximately $3.0 million and $3.1 million as of December 31, 2009 and 2008, respectively. The estimated liability for auto claims totaled approximately $1.0 million and $1.2 million as of December 31, 2009 and 2008, respectively. The estimated total liability for commercial general and professional liability claims was $0.4 million and $0.5 million as of December 31, 2009 and 2008, respectively. The Company utilizes analyses prepared by a third-party administrator based on historical claims information to determine the required accrual and related expense associated with workers’ compensation, auto liability, commercial general and professional liability insurance. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by the third-party administrator.
     The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis. In addition, an aggregating specific deductible must be satisfied in the amount of $140,000 before stop loss insurance would apply. The Company has also maintained annual aggregate stop loss coverage of $10.1 million for 2009. The health insurance policies are limited to maximum lifetime reimbursements of $2.0 million per person for 2009, 2008 and 2007. The estimated liability for health insurance claims totaled approximately $0.8 million as of December 31, 2009 and 2008. The Company reviews health insurance trends and payment history and maintains an accrual for incurred but unpaid reported claims and for incurred but not yet reported claims based upon its assessment of the lag time in reporting and paying claims. Judgments made by the Company include: assessing historical paid claims; average lags between the claims’ incurred dates, reported dates and paid dates; the frequency of claims; and the severity of claims.
     The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. The Company maintained cash collateral balances of $6.7 million at December 31, 2009, related to its self-insured obligations, which is included in other assets.
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

RESULTS OF OPERATIONS
Summary of Statement of Operations Reporting
     The Company reports its revenues as follows: (i) sales and related services revenues; and (ii) rentals and other revenues. Sales and related services revenues are derived from the sale of sleep therapy supplies, aerosol medications, and respiratory therapy equipment, the provision of infusion therapies, the sale of home health care equipment and medical supplies, and the sale of supplies and services related to the delivery of these products. Rentals and other revenues are derived from the rental of equipment related to the provision of respiratory therapies, home health care equipment, and enteral pumps. Cost of sales and related services includes the cost of equipment and drugs and related supplies sold to patients. Cost of rentals and other revenues includes the costs of oxygen and rental supplies, demurrage for leased oxygen cylinders, rent expense for leased equipment, and rental equipment depreciation expense and excludes delivery expenses and salaries associated with the rental set-up. Operating expenses include operating branch labor costs, delivery expenses, area management expenses, selling costs, occupancy costs, billing center costs, and other operating costs. General and administrative expenses include corporate and senior management expenses. The majority of the Company’s joint ventures are not consolidated for financial statement reporting purposes. Earnings from unconsolidated joint ventures with hospitals represent the Company’s equity in earnings from unconsolidated joint ventures and management and administrative fees from unconsolidated joint ventures.
     The following table and related discussion set forth items from the Company’s consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Revenues	100%	100%	100%
Cost of sales and related services	22	21	24
Cost of rentals, including rental equipment depreciation	13	13	14
Operating expenses	53	50	48
Bad debt expense	1	2	3
General and administrative	9	7	7
Depreciation, excluding rental equipment, and amortization	2	1	1
Interest expense, net	6	6	5
Other income, net	—	—	(1)
Change of control expense	—	—	2

Total expenses	106	100	103

Earnings from unconsolidated joint ventures	2	2	(2)
(Loss) income from continuing operations before income taxes	(4)	2	(1)
Provision for income taxes	2	2	1

Net (loss) income from continuing operations	(6)%	0%	(2)%

Less: Net income attributable to noncontrolling interests	—	—	—

Net (loss) income from continuing operations attributable to American HomePatient	(6)	0	(2)

Operating income from discontinued operations, including gain on disposal, net of tax	—	—	1

Net (loss) income attributable to American HomePatient	(6)%	0%	(1)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     Revenues. Revenues decreased from $266.9 million in 2008 to $236.3 million in 2009, a decrease of $30.6 million, or 11.5%. The majority of this revenue decrease was attributable to Medicare reimbursement reductions effective January 1, 2009 which reduced revenue by approximately $27.4 million for the year ended 2009. A change in inhalation drug product mix resulting from Medicare reimbursement reductions which began April 1, 2008 reduced revenue by an additional $3.0 million for the year ended 2009. Also contributing to the revenue decrease was the Company’s reduced emphasis on less profitable product lines such as non-respiratory durable medical equipment and infusion therapy as well as the impact of the Medicare PAP policy implemented November 1, 2008 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events, and Uncertainties – Positive Airway Pressure Devices”). These decreases were partially offset by growth in oxygen patients and sleep therapy revenues, the Company’s core product lines. The following is a discussion of the components of revenues:
          Sales and Related Services Revenues. Sales and related services revenues decreased from $104.5 million in 2008 to $102.6 million in 2009, a decrease of $1.9 million, or 1.8%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines, a change in inhalation drug product mix and Medicare reimbursement reductions, partially offset by an increase in sleep therapy revenue.
          Rental Revenues. Rental revenues decreased from $162.3 million in 2008 to $133.7 million in 2009, a decrease of $28.6 million, or 17.6%. This decrease is primarily the result of Medicare reimbursement reductions, the Medicare PAP policy, and a decrease in revenue associated with non-focus product lines, partially offset by an increase in the number of oxygen patients.
     Cost of Sales and Related Services. Cost of sales and related services decreased from $56.6 million in 2008 to $52.9 million in 2009, a decrease of $3.7 million, or 6.5%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 54.2% for 2008 to 51.5% for 2009. This decrease is primarily attributable to improved vendor pricing for certain product lines and reductions in sales of less profitable product lines.
     Cost of Rental Revenues. Cost of rental revenues decreased from $34.7 million in 2008 to $29.7 million in 2009, a decrease of $5.0 million, or 14.4%. As a percentage of rental revenues, cost of rental revenue increased from 21.4% for 2008 to 22.2% for 2009. This increase in percentage is primarily the result of a reduction in revenue associated with Medicare reimbursement cuts effective January 1, 2009, partially offset by reductions in purchases of supplies for patients renting equipment and reduced rental equipment depreciation expense. The reduction in rental equipment depreciation expense is primarily due to reductions in purchases of rental equipment over the past several years as well as improvements made in the management of rental equipment assets associated with the recent implementation of an upgraded asset management system.
     Operating Expenses. Operating expenses decreased from $132.5 million in 2008 to $124.5 million in 2009, a decrease of $8.0 million or 6.0%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs. As a percentage of revenues, operating expenses increased from 49.7% for 2008 to 52.7% for 2009. This increase in percentage is primarily attributable to a reduction in revenue associated with Medicare reimbursement cuts effective January 1, 2009.
     Bad Debt Expense. Bad debt expense decreased from $4.6 million in 2008 to $3.5 million in 2009, a decrease of $1.1 million, or 23.9%. As a percentage of revenues, bad debt expense decreased from 1.7% for 2008 to 1.5% for 2009. This decrease in percentage is primarily due to improved revenue qualification and collection processes.
     General and Administrative Expenses. General and administrative expenses increased from $19.8 million in 2008 to $20.9 million in 2009, an increase of $1.1 million, or 5.6%. General and administrative expenses continue to be affected in the current year by increases in certain expenses associated with the implementation of enhancements to information systems and processes in support of centralization of field activities. The Company has also incurred additional professional fees in the current year related to the debt maturity issue. As a percentage of revenues, general and administrative expenses increased from 7.4% for 2008 to 8.8% for 2009. This increase in percentage is primarily due to a reduction in revenue associated with Medicare reimbursement cuts effective January 1, 2009.
     Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $4.1 million in 2008 to $3.9 million in 2009, a decrease of $0.2 million, or 4.9%. The decrease is primarily due to certain leasehold improvements becoming fully amortized.
     Interest Expense, Net. Interest expense, net, decreased from $15.6 million in 2008 to $14.7 million in 2009, a decrease of $0.9 million, or 5.8%. This decrease is primarily attributable to a reduced debt balance and interest income recorded in 2009 related to cash collateral held by insurance companies associated with self-insurance obligations.
     Other Income, Net. Other income, net, was $1.0 million for 2008 and $0.3 million for 2009. Other income, net, for 2008 was comprised of $0.4 million income related to proceeds received from a legal settlement and income related to various life insurance policies. Other income, net, for 2009 was primarily comprised of income related to various life insurance policies.
     Earnings from Unconsolidated Joint Ventures. Earnings from unconsolidated joint ventures were $6.2 million for 2008 and $5.2 million for 2009. The decrease is primarily attributable to the impact of Medicare reimbursement reductions on the profitability of joint ventures effective January 1, 2009.
     Provision for Income Taxes. The provision for income taxes was $5.1 million and $4.5 million for 2008 and 2009, respectively. This expense primarily relates to non-cash deferred state and federal income taxes associated with indefinite lived intangible assets and state income tax expense.
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
     Operating Expenses. Operating expenses decreased from $139.6 million in 2007 to $132.5 million in 2008, a decrease of $7.1 million or 5.1%. The decrease is primarily the result of improved operating efficiencies and the resulting reduced operating costs, partially offset by increases in certain expenses associated with the development and implementation of initiatives designed to provide additional productivity improvements. As a percentage of revenues, operating expenses were 47.7% and 49.7% for 2007 and 2008, respectively. The increase in operating expenses as a percentage of net revenue is due primarily to a decrease in inhalation drug revenue associated with a change in product mix, which does not affect operating expenses.
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
Liquidity and Capital Resources
     The Company has long-term debt of $226.4 million, as evidenced by a promissory note to the agent for the Lenders. This indebtedness is secured by substantially all of the assets of the Company and matured on August 1, 2009. The Company was not able to repay this debt at or prior to maturity from cash flow from operations and existing cash, or refinance this debt prior to the maturity date. As a result, the Company must refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will not be possible at this time. There can be no assurance that any of the Company’s efforts to address the debt maturity issue can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to resolve the debt maturity issue. A series of forbearance agreements have been entered into by and among the Company, the agent, and certain forbearance holders. The parties to the forbearance agreements have agreed to not exercise, prior to the expiration of the term of the agreement, any of the rights or remedies available to them as a result of the Company’s failure to repay the secured debt on the maturity date. The current forbearance agreement was effective February 12, 2010 and expires March 16, 2010. The Company, the agent, and the forbearance holders continue to work toward a resolution of the debt maturity issue. However, there can be no assurance a resolution will be reached with favorable terms to the Company and its stockholders or at all. Subject to the limitations provided by the forbearance agreement, the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock.
     At December 31, 2009 the Company had current assets of $66.0 million and current liabilities of $264.2 million, resulting in working capital deficit of $(198.2) million and a current ratio of 0.3x as compared to a working capital deficit of $(197.3) million and a current ratio of 0.3x at December 31, 2008. The current ratio for both periods has been significantly affected by the Company’s secured debt balance being classified as a current liability due to the August 1, 2009 maturity date.
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
     The Company does not have access to a revolving line of credit. As of December 31, 2009, the Company had unrestricted cash and cash equivalents of approximately $21.9 million.
     The Company’s principal cash requirements (other than the repayment of its matured secured debt) are for working capital, capital expenditures, leases, and interest payments on its debt. The Company must meet these on-going cash requirements with existing cash balances and net cash provided by operations.
     While management’s cash flow projections and related operating plans indicate that the Company can adequately fund its operating activities and continue existing interest payments through existing cash and cash flow, cash flows from operations and available cash were not sufficient to repay the Company’s secured debt that matured on August 1, 2009. In light of the current general credit market conditions, there can be no assurances that the Company will be able to deal successfully with the debt maturity issue on a timely basis or at all. As a result, the Company’s independent registered public accounting firm added an explanatory paragraph to their report on the Company’s consolidated financial statements for the years ended December 31, 2009 and 2008 that noted these conditions indicated that the Company may be unable to continue as a going concern. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The Company’s future cash flow will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than in many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $25.9 million and $38.3 million at December 31, 2009 and December 31, 2008, respectively. Average DSO was approximately 39 and 51 days at December 31, 2009 and December 31, 2008, respectively. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
     The table below provides an aging of the Company’s gross patient accounts receivable as of December 31, 2009 and December 31, 2008.

				Greater than
(In thousands)	Total	0-90	91-180	180 days
December 31, 2009	$29,247	$26,620	$2,548	$79
Percent of total	100%	91%	9%	0%

December 31, 2008	$44,153	$38,146	$4,285	$1,722
Percent of total	100%	86%	10%	4%
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”
     Net cash provided by operating activities increased from $35.4 million in 2008 to $37.0 million in 2009, an increase of $1.6 million. Payments made for additions to property and equipment, net were $16.9 million in 2009 compared to $21.1 million for the same period in 2008. Additionally, the Company entered into $6.4 million of capital leases for equipment for the year ended 2009 and entered into $1.2 million of capital leases for equipment for the same period in 2008. Net cash used in financing activities decreased from $12.1 million in 2008 to $12.0 million in 2009. The cash used in financing activities for the year ended 2009 includes $11.6 million of principal payments on long-term debt and capital leases. The cash used in financing for the year ended 2008 includes $11.3 million of principal payments on long-term debt and capital leases.
Contractual Obligations and Commercial Commitments
     The following is a tabular disclosure of all contractual obligations and commitments of the Company as of December 31, 2009:

						2014 &
	Total	2010	2011	2012	2013	thereafter
Secured debt and capital leases	$229,123,000	$229,120,000	$3,000	$—	$—	$—

Interest on secured debt and capital leases*	3,158,000	3,158,000	—	—	—	—

Operating lease obligations	12,115,000	6,529,000	3,755,000	1,517,000	314,000	—

Total contractual cash obligations	$244,396,000	$238,807,000	$3,758,000	$1,517,000	$314,000	$—

     The Secured debt is comprised entirely of amounts owed to the Lenders that matured on August 1, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
     Capital leases consist primarily of leases of office and computer equipment. Operating leases are non-cancelable leases on certain vehicles and buildings.
     At December 31, 2009 the Company had no off-balance sheet commitments or guarantees outstanding.
     At December 31, 2009 the Company had one letter of credit for $250,000 which expires in January 2011. The letter of credit secures the Company’s obligations with respect to its professional liability insurance. The letter of credit is secured by a certificate of deposit, which is included in restricted cash.

* Interest on the Secured Debt in the table above includes interest obligations through March 15, 2010, which is the final day of the forbearance period per the current forbearance agreement.
Recently Issued Accounting Standards
     The FASB issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140) in December 2009. ASU 2009-16 removes the concept of a qualifying special-purpose entity (“QSPE”) from Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, and the exception from applying ASC 810-10 to ASPEs, thereby requiring transferors of financial assets to evaluate whether to consolidate transferees that previously were considered QSPEs. Transferor-imposed constraints on transferees whose sole purpose is to engage in securitization or asset-backed financing activities are evaluated in the same manner under the provisions of the ASU as transferor-imposed constraints on QSPEs were evaluated under the provisions of Topic 860 prior to the effective date of the ASU when determining whether a transfer of financial assets qualifies for sale accounting. The ASU also clarifies the Topic 860 sale-accounting criteria pertaining to legal isolation and effective control and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. The ASU is effective for periods beginning after December 15, 2009, and may not be early adopted. The Company expects that the adoption of ASU 2009-16 will not have a material impact on its consolidated financial statements.
     The FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)) in December 2009. ASU 2009-17, which amends the Variable Interest Entity (“VIE”) Subsections of ASC Subtopic 810-10, Consolidation — Overall, revises the test for determining the primary beneficiary of a VIE from a primarily quantitative risks and rewards calculation based on the VIE’s expected losses and expected residual returns to a primarily qualitative analysis based on identifying the party or related-party group (if any) with (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The ASU requires kick-out rights and participating rights to be ignored in evaluating whether a variable interest holder meets the power criterion unless those rights are unilaterally exercisable by a single party or related party group. The ASU also revises the criteria for determining whether fees paid by an entity to a decision maker or another service provider are a variable interest in the entity and revises the Topic 810 scope characteristic that identifies an entity as a VIE if the equity-at-risk investors as a group do not have the right to control the entity through their equity interests to address the impact of kick-out rights and participating rights on the analysis. Finally, the ASU adds a new requirement to reconsider whether an entity is a VIE if the holders of the equity investment at risk as a group lose the power, through the rights of those interests, to direct the activities that most significantly impact the VIE’s economic performance, and requires a company to reassess on an ongoing basis whether it is deemed to be the primary beneficiary of a VIE. ASU 2009-17 is effective for periods beginning after December 15, 2009 and may not be early adopted. Adoption of ASU 2009-17 will result in the Company consolidating its 50%-owned joint ventures beginning January 1, 2010.
     In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 amends ASC 650-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (“VSOE”) or third party evidence of selling price (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE and TPE for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method’ of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company expects that the adoption of ASU 2009-13 will not have a material impact on its consolidated financial statements.
Recently Adopted Accounting Standards
     The Company adopted FASB Statement No. 141(R), “Business Combinations,” as codified in FASB ASC topic 805 (“ASC 805”) and FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51,” as codified in FASB ASC topic 810 (“ASC 810”) on January 1, 2009. ASC 805 and ASC 810 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified in FASB ASC Section 825-10-65 (“ASC 825-10-65”). ASC 825-10-65 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated financial position and results of operations.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” as codified in FASB ASC Section 855-10-05 (“ASC 855-10-05”). ASC 855-10-05 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued (“subsequent events”). More specifically, ASC 855-10-05 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of ASC 855-10-05 did not have a material impact on our financial statements.
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
     The Company is not subject to material interest rate sensitivity since there is a fixed interest rate for both the $226.4 million secured debt and the Company’s unsecured debt. Interest expense associated with other debts would not materially impact the Company as most of those interest rates are fixed. The Company does not own and is not a party to any market risk sensitive instruments. As previously discussed herein, there can be no assurance that any of the Company’s efforts to address the debt maturity issue can be completed on favorable terms or at all. Additionally, there can be no assurance that any such resolution of the debt maturity issue would result in the Company’s secured debt continuing at a fixed, rather than variable, interest rate.
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
     Financial statements are contained on pages F-62 through F-98 of this Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A(T).	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2009. Based on such evaluation, such officers have concluded that, as of December 31, 2009, these disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the CEO and the CFO, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
     Information concerning directors, executive officers, and corporate governance of the Company is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2010 annual meeting of stockholders of the Company.

ITEM 11.	EXECUTIVE COMPENSATION
     Executive compensation information is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2010 annual meeting of stockholders of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The equity compensation plan information and the security ownership of certain beneficial owners and management information are incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2010 annual meeting of stockholders of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information concerning certain relationships, related transactions, and director independence of the Company is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2010 annual meeting of stockholders of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information concerning the Company’s principal accounting fees and services is incorporated herein by reference to the Proxy Statement to be filed under Regulation 14A in connection with the 2010 annual meeting of stockholders of the Company.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     Financial statements and schedules of the Company required to be included in Part II, Item 8 are listed below.

Form 10-K Pages
Financial Statements

Report of Independent Registered Public Accounting Firm — KPMG LLP	F-62
Consolidated Balance Sheets, at December 31, 2009 and 2008	F-63 – F-64
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008, and 2007	F-65 – F-66
Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008, and 2007	F-67
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007	F-68 – F-69
Notes to Consolidated Financial Statements	F-70 – F-98

Financial Statement Schedules

Schedule I Condensed Financial Information of Registrant(1)
Schedule II Valuation and Qualifying Accounts	S-1
Schedule III Real Estate and Accumulated Depreciation(2)
Schedule IV Mortgage Loans on Real Estate(2)
Schedule V Supplemental Information Concerning Property-Casualty Insurance Operations(2)

(1)	Omitted because test for inclusion was not met.

(2)	Omitted because schedule not applicable to Company.
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
Date: March 4, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Henry T. Blackstock Henry T. Blackstock	Director	March 4, 2010

/s/ Joseph F. Furlong, III Joseph F. Furlong, III	Director, President, and Chief Executive Officer	March 4, 2010

/s/ Donald R. Millard Donald R. Millard	Director	March 4, 2010

/s/ William C. O’Neil William C. O’Neil	Director	March 4, 2010

/s/ W. Wayne Woody W. Wayne Woody	Director	March 4, 2010

American HomePatient, Inc. and Subsidiaries
Consolidated Financial Statements
As of December 31, 2009 and 2008 and for each of the years in the three year period ended December 31, 2009
Together with Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc:
We have audited the accompanying consolidated balance sheets of American HomePatient, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II- Valuation and Qualifying Accounts as of December 31, 2009. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American HomePatient, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has a net capital deficiency and has a net working capital deficiency resulting from $226.4 million of debt that matured on August 1, 2009 that raise substantial doubt about its ability to continue as a going concern. As a result of a series of forbearance agreements entered into, the agent and forbearance holders agreed to forbear from exercising the rights and remedies available to them as a result of the Company’s failure to repay the outstanding principal balance until March 16, 2010. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/KPMG LLP
Nashville, TN
March 4, 2010

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$21,944,000	$13,488,000
Restricted cash	250,000	250,000
Accounts receivable, less allowance for doubtful accounts of $3,396,000 and $5,869,000, respectively	26,371,000	39,061,000
Inventories, net of inventory valuation allowances of $212,000 and $577,000, respectively	10,808,000	10,789,000
Prepaid expenses and other current assets	6,675,000	9,863,000

Total current assets	66,048,000	73,451,000

Property and equipment	126,550,000	134,603,000
Less accumulated depreciation and amortization	(96,294,000)	(102,561,000)

Property and equipment, net	30,256,000	32,042,000

Goodwill	122,093,000	122,093,000
Investment in joint ventures	4,034,000	8,704,000
Other assets	16,866,000	18,236,000

Total other assets	142,993,000	149,033,000

TOTAL ASSETS	$239,297,000	$254,526,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(Continued)

LIABILITIES AND SHAREHOLDERS’ DEFICIT	2009	2008
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$229,120,000	$234,259,000
Accounts payable	13,849,000	11,989,000
Other payables	761,000	878,000
Deferred revenue	5,292,000	6,261,000
Accrued expenses:
Payroll and related benefits	6,704,000	10,302,000
Insurance, including self-insurance accruals	5,258,000	5,531,000
Other	3,176,000	1,563,000

Total current liabilities	264,160,000	270,783,000

NONCURRENT LIABILITIES:
Capital leases, less current portion	3,000	51,000
Deferred tax liability	12,031,000	7,841,000
Other noncurrent liabilities	82,000	8,000

Total noncurrent liabilities	12,116,000	7,900,000

Total liabilities	276,276,000	278,683,000

SHAREHOLDERS’ DEFICIT
American HomePatient, Inc. shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 shares	176,000	176,000
Additional paid-in capital	177,094,000	176,788,000
Accumulated deficit	(214,681,000)	(201,583,000)

Total American HomePatient, Inc. shareholders’ deficit	(37,411,000)	(24,619,000)

Noncontrolling interests	432,000	462,000

Total shareholders’ deficit	(36,979,000)	(24,157,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$239,297,000	$254,526,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
REVENUES:
Sales and related service revenues, net	$102,605,000	$104,520,000	$122,274,000
Rental revenues, net	133,692,000	162,334,000	170,753,000

Total revenues, net	236,297,000	266,854,000	293,027,000

EXPENSES:
Cost of sales and related services	52,891,000	56,612,000	70,601,000
Cost of rentals and other revenues, including rental equipment depreciation of $21,824,000, $26,085,000, and $31,055,000, respectively	29,674,000	34,682,000	41,412,000
Operating expenses	124,548,000	132,523,000	139,638,000
Bad debt expense	3,517,000	4,635,000	8,164,000
General and administrative	20,909,000	19,841,000	19,194,000
Depreciation, excluding rental equipment, and amortization	3,866,000	4,102,000	3,361,000
Interest expense, net	14,734,000	15,618,000	15,828,000
Other income, net	(345,000)	(1,040,000)	(2,249,000)
Change of control (income) expense	(12,000)	(77,000)	5,637,000

Total expenses	249,782,000	266,896,000	301,586,000

Earnings from unconsolidated joint ventures	5,243,000	6,201,000	5,754,000

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,242,000)	6,159,000	(2,805,000)

Provision for income taxes	4,515,000	5,054,000	4,097,000

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	$(12,757,000)	$1,105,000	$(6,902,000)

Less: net income attributable to the noncontrolling interests	(341,000)	(408,000)	(390,000)

NET (LOSS) INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO AMERICAN HOMEPATIENT	$(13,098,000)	$697,000	$(7,292,000)

DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations, including gain on disposal of assets of $3,001,000 in 2007, net of tax	—	(183,000)	1,770,000

NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN HOMEPATIENT	$(13,098,000)	$514,000	$(5,522,000)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(Continued)

	2009	2008	2007
NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO AMERICAN HOMEPATIENT, INC. COMMON SHAREHOLDERS — BASIC
(Loss) income from continuing operations	$(0.75)	$0.04	$(0.41)
(Loss) income from discontinued operations	$—	$(0.01)	$0.10

NET (LOSS) INCOME PER COMMON SHARE — BASIC	$(0.75)	$0.03	$(0.31)

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO AMERICAN HOMEPATIENT, INC. COMMON SHAREHOLDERS — DILUTED
(Loss) income from continuing operations	$(0.75)	$0.04	$(0.41)
(Loss) income from discontinued operations	$—	$(0.01)	$0.10

NET (LOSS) INCOME PER COMMON SHARE — DILUTED	$(0.75)	$0.03	$(0.31)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	17,573,000	17,573,000	17,573,000

- Diluted	17,573,000	17,741,000	17,573,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Common Stock		Noncontrolling	Additional	Accumulated
	Shares	Amount	Interests	paid-in Capital	Deficit	Total
BALANCE, December 31, 2006	17,573,000	$176,000	$618,000	$175,083,000	$(196,575,000)	$(20,698,000)

Non-cash compensation expense for stock options	—	—	—	698,000	—	698,000
Non-cash change of control expense	—	—	—	(275,000)	—	(275,000)
Net loss and comprehensive loss	—	—	—	—	(5,522,000)	(5,522,000)
Net income attributable to minority interest holders	—	—	390,000	—	—	390,000
Distributions to minority interest holders	—	—	(458,000)	—	—	(458,000)

BALANCE, December 31, 2007	17,573,000	$176,000	$550,000	$175,506,000	$(202,097,000)	$(25,865,000)

Non-cash compensation expense for stock options	—	—	—	391,000	—	391,000
Non-cash change of control income	—	—	—	891,000	—	891,000
Net income and comprehensive income	—	—	—	—	514,000	514,000
Net income attributable to minority interest holders	—	—	408,000	—	—	408,000
Distributions to minority interest holders	—	—	(496,000)	—	—	(496,000)

BALANCE, December 31, 2008	17,573,000	$176,000	$462,000	$176,788,000	$(201,583,000)	$(24,157,000)

Non-cash compensation expense for stock options	—	—	—	282,000	—	282,000
Non-cash change of control income	—	—	—	24,000	—	24,000
Net loss and comprehensive loss	—	—	—	—	(13,098,000)	(13,098,000)
Net income attributable to minority interest holders	—	—	341,000	—	—	341,000
Distributions to minority interest holders	—	—	(371,000)	—	—	(371,000)

BALANCE, December 31, 2009	17,573,000	$176,000	$432,000	$177,094,000	$(214,681,000)	$(36,979,000)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(13,098,000)	$514,000	$(5,522,000)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change of control (income) expense	(12,000)	(77,000)	5,637,000
Gain on sale of nursing agency	—	—	(3,001,000)
Gain on sale of infusion branch	(184,000)	(2,000)	—
Deferred tax expense	4,190,000	4,367,000	3,474,000
Depreciation and amortization	25,690,000	30,187,000	34,440,000
Bad debt expense	3,517,000	4,635,000	9,240,000
Stock compensation expense	282,000	391,000	698,000
Equity in earnings of unconsolidated joint ventures	(3,395,000)	(4,304,000)	(3,852,000)
Minority interest	341,000	408,000	390,000

Change in assets and liabilities
Restricted cash	—	—	400,000
Accounts receivable	9,173,000	1,446,000	87,000
Inventories	(106,000)	506,000	691,000
Prepaid expenses and other current assets	3,188,000	3,236,000	(8,669,000)
Deferred revenue	(969,000)	(4,000)	(832,000)
Accounts payable, other payables and accrued expenses	(675,000)	(9,003,000)	(3,048,000)
Other assets and liabilities	1,013,000	(997,000)	(1,724,000)
Due to or from unconsolidated joint ventures, net	8,065,000	4,047,000	4,096,000

Net cash provided by operating activities	37,020,000	35,350,000	32,505,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for additions to property and equipment, net	(16,863,000)	(21,126,000)	(17,968,000)
Proceeds from sale of nursing agency, net	—	—	2,757,000
Proceeds from sale of infusion branch	271,000	338,000	—
Cash paid for acquisitions	—	—	(407,000)

Net cash used in investing activities	$(16,592,000)	$(20,788,000)	$(15,618,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(Continued)

	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority interest owners	$(371,000)	$(496,000)	$(458,000)
Principal payments on long-term debt and capital leases	(11,601,000)	(11,322,000)	(12,223,000)
Proceeds on short-term note payable	413,000	—	3,520,000
Principal payments on short-term note payable	(413,000)	(274,000)	(3,494,000)

Net cash used in financing activities	(11,972,000)	(12,092,000)	(12,655,000)

INCREASE IN CASH AND CASH EQUIVALENTS	8,456,000	2,470,000	4,232,000

CASH AND CASH EQUIVALENTS, beginning of year	13,488,000	11,018,000	6,786,000

CASH AND CASH EQUIVALENTS, end of year	$21,944,000	$13,488,000	$11,018,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$14,364,000	$16,443,000	$16,884,000

Cash payments of income taxes	$293,000	$657,000	$610,000

Non-Cash Activity:
Capital leases entered into for property and equipment	$6,414,000	$1,222,000	$5,376,000
Changes in accounts payable related to purchases of property and equipment	$196,000	$(1,285,000)	$(65,000)
Change of control:
Other liabilities	$36,000	$968,000	$5,912,000
Additional paid-in capital	$24,000	$891,000	$(275,000)

Supplemental Disclosure of Investing Activities:
Disposition:
Gain on sale	$184,000	$2,000	$3,001,000
Inventories sold	87,000	321,000	16,000
Property and equipment, net, sold	—	15,000	50,000
Promissory note received from sale of nursing agency	—	—	(310,000)

Proceeds from sale	$271,000	$338,000	$2,757,000

Acquisition:
Rental equipment acquired	$—	$—	$113,000
Inventory acquired	—	—	35,000
Goodwill acquired	—	—	259,000

Cash paid for acquisition	$—	$—	$407,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
1. ORGANIZATION AND BACKGROUND
American HomePatient, Inc. and subsidiaries (the “Company” or “American HomePatient”) provides home health care services and products consisting primarily of respiratory and infusion therapies and the rental and sale of home medical equipment and home health care supplies. These services and products are paid for primarily by Medicare, Medicaid, and other third-party payors. As of December 31, 2009, the Company provides these services to patients, primarily in the home, through 241 centers in 33 states.
2. GOING CONCERN AND LIQUIDITY
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has long-term debt of $226.4 million (the “Secured Debt”) at December 31, 2009, which was due to be repaid in full on August 1, 2009, as evidenced by a promissory note to the agent for the Company’s lenders (the “Lenders”) under a previous senior debt facility that is secured by substantially all of the Company’s assets. Highland Capital Management, L.P. controls a majority of the Secured Debt. The entire amount of the Secured Debt is included in current portion of long-term debt and capital leases at December 31, 2009. A series of forbearance agreements have been entered into by and among the Company, NexBank, SSB (the “Agent”), and a majority of the senior debt holders (the “Forbearance Holders”). The parties to the forbearance agreements have agreed to not exercise, prior to the expiration of the term of the agreement, any of the rights or remedies available to them as a result of the Company’s failure to repay the Secured Debt on the maturity date. The current forbearance agreement was effective February 12, 2010 and expires March 16, 2010. The Company’s cash flow from operations and existing cash were not sufficient to repay the Secured Debt by the maturity date, and the Company was unable to refinance the Secured Debt by the maturity date. As a result, the Company must refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will not be possible at this time, which raises substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that any of the Company’s efforts to address the debt maturity issue can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to resolve the debt maturity issue. Subject to the limitations provided by the forbearance agreement, the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. In accordance with the Variable Interest Entity Subsections of FASB ASC Subtopic 810-10 Consolidation-Overall (FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities), the Company must also consolidate any variable interest entities (VIEs) of which it is the primary beneficiary, as defined. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity, the Company applies the equity method of accounting. Investments in 50% owned joint ventures are accounted for using the equity method, and the results of 70% owned joint ventures are consolidated in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company evaluated subsequent events through March 4, 2010, the date of the issuance of the Company’s condensed consolidated financial statements.
The Company has not identified any variable interest entities at December 31, 2009 or 2008, for which consolidation is required.
Revenues
The Company’s principal business is to provide home health care services and products to patients, primarily in the home. Approximately 58% of the Company’s revenues in 2009, 60% of the Company’s revenue in 2008 and 61% of the Company’s revenue in 2007 are from participation in Medicare and state Medicaid programs. Amounts paid under these programs are generally based upon fixed rates. Revenues are recorded at the expected reimbursement rates when the services are provided, merchandise delivered or equipment rented to patients. Revenues are recorded at net realizable amounts estimated to be paid by customers and third-party payors. Although amounts earned under the Medicare and Medicaid programs are subject to review by such third-party payors, subsequent adjustments to reimbursements as a result of such reviews are historically insignificant as these reimbursements are based on fixed fee schedules. In the opinion of management, adequate provision has been made for any adjustment that may result from such reviews. Any differences between estimated settlements and final determinations are reflected as a reduction to revenue in the period known.
Sales revenues and related services include all product sales to patients and are derived from the sale of aerosol medications and respiratory therapy equipment, the provision of infusion therapies, the sale of home health care equipment and medical supplies, and the sale of supplies and the provision of services related to the delivery of these products. Sales revenues are recognized at the time of delivery and recorded at the expected payment amount based upon the type of product and the payor. Rentals and other patient revenues are derived from the rental of equipment related to the provision of respiratory therapy, home health care equipment, and enteral pumps. All rentals of the equipment are provided by the Company on a month-to-month basis and revenue is recorded at the expected payment amount based upon the type of rental and the payor. Certain pieces of equipment are subject to capped rental arrangements, whereby title to the equipment transfers to the patient at the end of the capped rental payment period.
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
The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Year Ended December 31,
	2009	2008	2007
Home respiratory therapy services	84%	81%	78%
Home infusion therapy services	9	10	11
Home medical equipment and home health supplies	7	9	11

Total	100%	100%	100%

Cash Equivalents
Cash equivalents at December 31, 2009 and 2008 consist of overnight repurchase agreements with an original term of less than three months. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
Restricted Cash
Restricted cash at December 31, 2009 and 2008 consists of one certificate of deposit, which is used as collateral for a letter of credit associated with the Company’s professional liability insurance.
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
Inventory
Inventory consists of certain equipment and supplies which are priced at the lower of cost (on a first-in, first-out basis) or market value. The Company recognizes cost of sales and relieves inventory at estimated amounts on an interim basis based upon the type of product sold and payor mix, and performs physical counts of inventory at each branch on an annual basis. Any resulting adjustment from these physical counts is charged to cost of sales. The allowance established by management for the valuation of inventory consists of an allowance for obsolete and slow moving items.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets at December 31, 2009 and 2008 are primarily comprised of prepaid insurance premiums and include other deposits from which the Company expects to benefit within the next year. At December 31, 2009 and 2008, prepaid insurance premiums comprised $2,872,000 and $3,136,000 of prepaid expenses and other current assets, respectively.
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
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB ASC Topic 350, Intangibles — Goodwill and Other (Statement No. 142, Goodwill and Other Intangible Assets). The Company has selected September 30 as its annual testing date. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.
The liabilities of the Company continue to exceed its assets resulting in a negative carrying value of approximately $37.0 million at December 31, 2009. The equity based fair value of the Company and its one reporting unit is approximately $2.3 million at December 31, 2009. Accordingly, the Company’s fair value exceeds its carrying value as of December 31, 2009 and, by definition, no goodwill impairment is indicated. As long as the Company has a negative carrying value and has a positive fair value (market capitalization), goodwill impairment will not be indicated pursuant to ASC 350, which states “if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.”
The Company is currently working toward a resolution of its debt maturity issue (see Note 2). If the resolution of this issue includes additional equity resulting in a positive carrying value of the Company and the positive carrying value exceeds the fair value of the reporting unit, goodwill of the Company in the amount of $122.1 million at December 31, 2009 may be partially or completely impaired at that time.

Investments in Unconsolidated Joint Ventures
Investments in unconsolidated joint ventures of nine companies are accounted for by the equity method. The Company would recognize an impairment when there is a loss in value in the equity method investment which is determined to be an other than temporary decline.
Other Assets
Other assets include deposits with vendors and lessors which total $8,043,000 and $9,116,000 as of December 31, 2009 and 2008, respectively. The Company also has other assets of $8,352,000 and $8,141,000 at December 31, 2009 and 2008, respectively, relating to life insurance arrangements that were recorded in connection with the prior acquisitions of certain home health care businesses and life insurance arrangements assigned to the Company by former employees. The majority of these assets are recorded at the amount to be received discounted over the remaining life expectancy of the insured. These amounts are reflected in other assets in the accompanying consolidated balance sheets.
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
Stock Based Compensation
Stock-based compensation costs are based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation are calculated using the Black-Scholes option-pricing model. Allocation of compensation expense is made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility since the emergence from bankruptcy.
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

There were 415,000 options granted during the first quarter ended March 31, 2009. The estimated fair value of these options was $0.17 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 101%; expected life of 5 years; and risk-free interest rate of 2.06%. There were no options granted during the second or third quarters of 2009. There were 40,000 options granted on December 31, 2009. The estimated fair value of these options was $0.10 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 98%; expected life of 5 years; and risk-free interest rate of 2.69%.

The Company recognized $282,000 and $391,000 of stock-based compensation expense during the years ended December 31, 2009 and 2008, respectively.

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

Segment Disclosures

Public business enterprises or other enterprises that are required to file financial statements with the Securities and Exchange Commission (“SEC”) are required to report information about operating segments in annual financial statements and report selected information about operating segments in interim financial reports. Certain disclosures about products and services, geographic areas, and major customers are also required. The Company manages its business as one operating segment.

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

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements, included in ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 (Statement 157) also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 (Statement 157) to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

Management utilizes quoted market prices or pricing information of similar instruments to estimate the fair value of financial instruments. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these items.

At December 31, 2009 and 2008, it was not practicable to estimate the fair value of the Company’s Secured Debt because of the August 1, 2009 maturity date and no market existed for comparable debt instruments and because of the Company’s inability to estimate the fair value without incurring excessive costs.

Fair Value Option

Effective January 1, 2008, the Company adopted the Fair Value Option provisions of the Subsections of ASC Subtopic 825-10, Financial Instruments – Overall, included in FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. ASC Subtopic 825-10 (Statement 159) gives the Company the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with changes in fair value reported in earnings. Adoption of ASC Subtopic 825-10 did not impact the Company’s financial position and results of operations.

Reclassifications

Certain reclassifications of prior year amounts related to presentation of net income attributable to noncontrolling interests have been made to conform to the current year presentation. The reclassifications did not affect net income attributable to the Company for any prior period.

Recently Issued Accounting Standards

The FASB issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets (FASB Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140) in December 2009. ASU 2009-16 removes the concept of a qualifying special-purpose entity (“QSPE”) from Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, and the exception from applying ASC 810-10 to ASPEs, thereby requiring transferors of financial assets to evaluate whether to consolidate transferees that previously were considered QSPEs. Transferor-imposed constraints on transferees whose sole purpose is to engage in securitization or asset-backed financing activities are evaluated in the same manner under the provisions of the ASU as transferor-imposed constraints on QSPEs were evaluated under the provisions of Topic 860 prior to the effective date of the ASU when determining whether a transfer of financial assets qualifies for sale accounting. The ASU also clarifies the Topic 860 sale-accounting criteria pertaining to legal isolation and effective control and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. The ASU is effective for periods beginning after December 15, 2009, and may not be early adopted. The Company expects that the adoption of ASU 2009-16 will not have a material impact on its consolidated financial statements.
The FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)) in December 2009. ASU 2009-17, which amends the Variable Interest Entity (“VIE”) Subsections of ASC Subtopic 810-10, Consolidation – Overall, revises the test for determining the primary beneficiary of a VIE from a primarily quantitative risks and rewards calculation based on the VIE’s expected losses and expected residual returns to a primarily qualitative analysis based on identifying the party or related-party group (if any) with (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The ASU requires kick-out rights and participating rights to be ignored in evaluating whether a variable interest holder meets the power criterion unless those rights are unilaterally exercisable by a single party or related party group. The ASU also revises the criteria for determining whether fees paid by an entity to a decision maker or another service provider are a variable interest in the entity and revises the Topic 810 scope characteristic that identifies an entity as a VIE if the equity-at-risk investors as a group do not have the right to control the entity through their equity interests to address the impact of kick-out rights and participating rights on the analysis. Finally, the ASU adds a new requirement to reconsider whether an entity is a VIE if the holders of the equity investment at risk as a group lose the power, through the rights of those interests, to direct the activities that most significantly impact the VIE’s economic performance, and requires a company to reassess on an ongoing basis whether it is deemed to be the primary beneficiary of a VIE. ASU 2009-17 is effective for periods beginning after December 15, 2009 and may not be early adopted. Adoption of ASU 2009-17 will result in the Company consolidating its 50%-owned joint ventures beginning January 1, 2010.
In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (EITF Issue No. 08-1, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 amends ASC 650-25 to eliminate the requirement that all undelivered elements have vendor specific objective evidence of selling price (“VSOE”) or third party evidence of selling price (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE and TPE for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method’ of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company expects that the adoption of ASU 2009-13 will not have a material impact on its consolidated financial statements.
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

During the year ended December 31, 2009 the Company reduced its change of control expense by $12,000, as a result of the reduction of the liability associated with the Company’s obligation to pay certain insurance for Mr. Furlong until January 1, 2011. At December 31, 2009 and December 31, 2008 the irrevocable trust had a balance of $1.4 million and was reflected in prepaid expenses and other current assets on the consolidated balance sheets.
6.	FAIR VALUE MEASUREMENTS AND FAIR VALUE OPTION

The Company adopted ASC Topic 820 (Statement 157) on January 1, 2008 for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. On January 1, 2009, the Company adopted the provisions of ASC Topic 820 (Statement 157) for fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. ASC Topic 820 (Statement 157) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
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

Money Market Accounts – The Company currently has cash, overnight purchase agreements, and an irrevocable trust that are primarily invested in money market funds. These items are classified as Level 1 because fair value is determined by quoted market prices in an active market.

At December 31, 2009 and 2008, it was not practicable to estimate the fair value of the Company’s Secured Debt because of the August 1, 2009 maturity date and no market existed for comparable debt instruments and because of the Company’s inability to estimate the fair value without incurring excessive costs.
7.	INVESTMENT IN JOINT VENTURES

The Company owns 50% of nine home health care businesses, and 70% of two home health care businesses as of December 31, 2009 and 2008 (the “Joint Ventures”). The remaining ownership percentage of each joint venture is owned by local hospitals or other investors within the same community. Under management agreements, the Company is responsible for the management of these businesses and receives fixed monthly management fees or monthly management fees based upon a percentage of net revenues, net income or cash collections. The operations of the two 70% owned joint ventures are consolidated with the operations of the Company. The operations of the nine 50% owned joint ventures are not consolidated with the operations of the Company and are accounted for by the Company under the equity method of accounting.

The Company provides accounting and receivable billing services to the joint ventures. The joint ventures are charged for their share of such costs based on contract terms. The Company’s earnings from unconsolidated joint ventures include equity in earnings of 50% owned joint ventures, management fees and fees for accounting and receivable billing services. Management fees and fees for accounting and receivable billing services were approximately $1,848,000, $1,897,000, and $1,902,000 for 2009, 2008, and 2007, respectively. The Company’s investment in unconsolidated joint ventures includes payables to joint ventures totaling $3,046,000 as of December 31, 2009 and receivables from joint ventures totaling $582,000 as of December 31, 2008. Minority interest represents the outside partners’ 30% ownership interests in the consolidated joint ventures, and totals $432,000 and $462,000 as of December 31, 2009 and 2008, respectively.

Summarized financial information of the nine 50% owned joint ventures at December 31, 2009 and 2008 and for each of the years in the three year period ending December 31, 2009 is as follows:

	2009	2008	2007
Cash	$1,669,000	$5,343,000
Accounts receivable, net	3,594,000	4,947,000
Property and equipment, net	3,534,000	3,683,000
Other assets	6,028,000	3,233,000

Total assets	$14,825,000	$17,206,000

Accounts payable and accrued expenses	$893,000	$1,283,000
Partners’ capital	13,932,000	15,923,000

Total liabilities and partners’ capital	$14,825,000	$17,206,000

Net sales and rental revenues	$33,507,000	$35,511,000	$35,969,000
Cost of sales and rentals, including rental depreciation	10,106,000	9,632,000	9,409,000
Operating and management fees	16,303,000	16,938,000	18,683,000
Depreciation, excluding rental equipment, amortization and interest expense	122,000	143,000	169,000

Total expenses	26,531,000	26,713,000	28,261,000

Pre-tax income	$6,976,000	$8,798,000	$7,708,000

8.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable consist of the following components:

	December 31,
	2009	2008
Patient receivables:
Medicare and related copay portions	$10,630,000	$16,764,000
All other, principally commercial insurance companies, and related copay portions	18,617,000	27,389,000

	29,247,000	44,153,000

Other receivables, principally due from vendors and former owners of acquired businesses	520,000	777,000

Total accounts receivable	29,767,000	44,930,000

Less: Allowance for doubtful accounts	3,396,000	5,869,000

Accounts receivable, net	$26,371,000	$39,061,000

Of the patient receivables, $4.6 million and $6.5 million are unbilled as of December 31, 2009 and 2008, respectively.

9.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2009	2008
Land	51,000	51,000
Buildings and improvements	5,162,000	4,909,000
Rental equipment	81,327,000	90,658,000
Furniture, fixtures and equipment	39,862,000	38,793,000
Delivery equipment	148,000	192,000

	$126,550,000	$134,603,000

Depreciation expense was $25.3 million, $29.7 million, and $34.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Property and equipment under capital leases are included under the various equipment categories. As of December 31, 2009 and 2008, gross property held under capital leases totals $8,630,000 and $4,324,000, respectively, and related accumulated amortization was $3,795,000 and $2,741,000, respectively.

Rental equipment is net of valuation allowances of $895,000 and $890,000 at December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, respectively, accumulated depreciation includes $57,528,000 and $64,889,000 of accumulated depreciation related to rental equipment.

Additions to property and equipment consist primarily of medical equipment rented to patients, computer equipment, office equipment, leasehold improvements, and furniture and fixtures. Additions to property and equipment, net, were $16.9 million, $21.1 million, and $18.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. In addition to these cash outlays, the Company also acquired equipment by entering into capital leases of $6.4 million, $1.2 million, and $5.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.
10.	GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2009 and 2008	$122,093,000

11.	DEBT AND CAPITAL LEASES

At December 31, 2009 and 2008 debt and capital lease obligations consist of the following:

	December 31,
	2009	2008
Debt which is secured by substantially all assets of the Company and was due August 1, 2009. As a result of the Approved Plan, the secured debt bears interest at 6.785%, payable monthly	$226,358,000	$233,569,000

Capital lease obligations, monthly payments until 2011	2,765,000	741,000

Total debt and capital leases	229,123,000	234,310,000
Less: current portion	(229,120,000)	(234,259,000)

Debt and capital leases, less current portion	$3,000	$51,000

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

A series of forbearance agreements have been entered into by and among the Company, the Agent for the Company’s lenders, and certain Forbearance Holders. The parties to the forbearance agreements have agreed to not exercise, prior to the expiration of the term of the agreement, any of the rights or remedies available to them as a result of the Company’s failure to repay the Secured Debt on the maturity date. The current forbearance agreement was effective February 12, 2010 and expires March 16, 2010.

The Company has certain debt covenants that restrict the transfer or sale of collateral other than in the ordinary course of business without written consent, or allowing other non-permitted liens on the collateral.

Capital Leases

The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases beginning January 1, 2010 are as follows:

2010	$2,763,000
2011	3,000

2,766,000
Less amounts representing interest ranging from 1.9% to 4.3%	(1,000)

$2,765,000

12.	COMMITMENTS AND CONTINGENCIES
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

	Minimum Lease	Sublease	Net Lease
	Payments	Proceeds	Commitments
2010	$6,529,000	$(104,000)	$6,425,000
2011	3,755,000	(65,000)	3,690,000
2012	1,517,000	—	1,517,000
2013	314,000	—	314,000
2014	—	—	—

	$12,115,000	$(169,000)	$11,946,000

   Rent expense for all operating leases was approximately $10,427,000, $12,110,000, and $13,591,000 in 2009, 2008, and 2007, respectively.
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

Employment and Consulting Agreements

The Company has employment agreements with certain members of management which provide for the payment to these members of amounts from one-half to two times their annual compensation (including bonus and certain benefits in some instances) in the event of a termination without cause, a constructive discharge (as defined in the employment agreements) or upon a change in control of the Company (as defined in the employment agreements). The terms of such agreements automatically renew for one year unless notice is given pursuant to the terms thereof. The maximum contingent liability under these agreements at December 31, 2009 is approximately $4,838,000.

Self-Insurance

Self-insurance accruals primarily represent the accrual for self-insurance or large deductible risks associated with workers’ compensation insurance, vehicle liability, commercial general and professional liability insurance. The Company is insured for workers’ compensation and vehicle liability but retains the first $250,000 of risk exposure for each claim. The Company did not maintain annual aggregate stop loss coverage for the years 2009, 2008 and 2007, as such coverage was not economically available. The Company’s liability includes known claims and an estimate of claims incurred but not yet reported. The estimated liability for workers’ compensation claims totaled approximately $2,978,000 and $3,113,000 as of December 31, 2009 and 2008, respectively. The estimated liability for vehicle claims totaled approximately $1,048,000 and $1,153,000 as of December 31, 2009 and 2008, respectively. The estimated total liability for commercial general and professional liability claims was $396,000 and $493,000 as of December 31, 2009 and 2008, respectively. The Company utilizes analyses prepared by a third-party administrator based on historical claims information to determine the required accrual and related expense associated with workers’ compensation, vehicle liability, commercial general and professional liability insurance. The Company records claims expense by plan year based on the lesser of the aggregate stop loss (if applicable) or the developed losses as calculated by the third-party administrator.

The Company is also self-insured for health insurance for substantially all employees for the first $150,000 on a per person, per year basis. In addition, an aggregating specific deductible must be satisfied in the amount of $140,000 before stop loss insurance would apply. The Company has also maintained an annual aggregate stop loss coverage of $10.1 million for 2009. The health insurance policies are limited to maximum lifetime reimbursements of $2,000,000 per person for 2009, 2008 and 2007. The estimated liability for health insurance claims totaled $839,000 and $775,000 as of December 31, 2009 and 2008, respectively. The Company reviews health insurance trends and payment history and maintains an accrual for incurred but unpaid reported claims and for incurred but not yet reported claims based upon its assessment of lag time in reporting and paying claims.

Management continually analyzes its accruals for incurred but not reported claims and for reported but unpaid claims related to its self-insurance programs and believes these accruals to be adequate. However, significant judgment is involved in assessing these accruals, and the Company is at risk for differences between actual settlement amounts and recorded accruals, and any resulting adjustments are included in expense once a probable amount is known.

The Company is required to maintain cash collateral accounts with the insurance companies related to its self-insurance obligations. As of December 31, 2009 and 2008, the Company maintained cash collateral balances of $6.7 million, which is included in other assets.

Letters of Credit

At December 31, 2009, the Company had one letter of credit for $250,000 which expires in January 2011. The letter of credit secures the Company’s obligations with respect to its professional liability insurance. The letter of credit is secured by a certificate of deposit, which is included in restricted cash.

401K Retirement Savings Plan

The Company maintains a 401k Retirement Savings Plan (the “401k”), administered by Massachusetts Mutual Life Insurance Company, to provide a tax deferred retirement savings plan to its employees. To qualify, employees must be at least 21 years of age, with twelve months of continuous employment and must work at least twenty hours per week. Employees may contribute up to 100% of their compensation, not exceeding a limit set annually by the Internal Revenue Service. The Company matches 25% of the first 3% of employee contributions. The Company match was suspended July 1, 2009. For the years ended December 31, 2009, 2008, and 2007, expense of $159,000, $281,000, and $282,000, respectively, associated with the Company’s matching is included in the consolidated statements of operations.

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

An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2006	2,221,250	$3.45
Granted	525,000	1.63
Exercised	—	—
Canceled	(207,100)	9.14

Outstanding at December 31, 2007	2,539,150	2.61
Granted	525,000	1.02
Exercised	—	—
Canceled	(533,150)	5.45

Outstanding at December 31, 2008	2,531,000	1.68
Granted	415,000	0.22
Exercised	—	—
Canceled	(210,000)	0.54

Outstanding at December 31, 2009	2,736,000	$1.55

There were no stock options exercised in 2009 or 2008. At December 31, 2009, there was $0.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average of 1.2 years.

		Weighted
		Average
		Grant-date
Nonvested Options	Options	Fair Value
Balance at December 31, 2007	481,250	$1.82
Granted	525,000	0.75
Vested	(217,084)	2.04
Forfeited	(31,000)	1.71

Balance at December 31, 2008	758,166	1.02
Granted	415,000	0.17
Vested	(328,249)	1.26
Forfeited	(10,000)	0.17

Balance at December 31, 2009	834,917	$0.52

Options granted under the 1991 Plan as of December 31, 2009 have the following characteristics:

							Weighted
							Average
							Exercise
				Weighted			Price of	Weighted
				Average		Options	Options	Average
			Weighted	Remaining		Exercisable	Exercisable	Remaining
			Average	Contractual	Aggregate	at	at	Contractual	Aggregate
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Dec. 31,	Dec. 31,	Life in	Intrinsic
Grant	Outstanding	Prices	Price	Years	Value	2009	2009	Years	Value
2000	220,000	$0.17 to $0.30	$0.18	0.85	—	220,000	$0.18	0.85	—
2004	450,000	$1.31 to $1.80	$1.64	4.39	—	450,000	$1.64	4.39	—
2005	170,000	$2.21 to $3.55	$2.97	5.10	—	170,000	$2.97	5.10	—
2006	470,000	$0.61 to $3.30	$3.24	6.14	—	467,500	$3.26	6.14	—
2007	496,000	$1.25 to $2.40	$1.63	7.24	—	418,583	$1.63	7.23	—
2008	525,000	$0.85 to $1.03	$1.02	8.18	—	175,000	$1.02	8.18	—
2009	405,000	$ 0.22	$0.22	9.16		—	$—	9.16	—

	2,736,000				$—	1,901,083			$—

Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a four year vesting period and expire in ten years. Options granted in 2007 have a three year vesting period and expire in ten years. Options granted in 2008 and 2009 have a three year vesting period and expire in ten years. As of December 31, 2009, shares available for future grants of options under the 1991 Plan total 310,109.

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

An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2006	468,000	$1.62
Granted	40,000	1.12
Exercised	—	—
Canceled	(6,000)	21.06

Outstanding at December 31, 2007	502,000	1.35
Granted	40,000	0.12
Exercised	—	—
Canceled	(6,000)	1.69

Outstanding at December 31, 2008	536,000	1.25
Granted	40,000	0.14
Exercised	—	—
Canceled	(6,000)	0.53

Outstanding at December 31, 2009	570,000	$1.18

Options granted under the 1995 Plan as of December 31, 2009 have the following characteristics:

				Weighted		Weighted
				Average		Average
			Weighted	Remaining		Exercise
			Average	Contractual		Price of	Aggregate
Year of	Options	Exercise	Exercise	Life in	Options	Options	Intrinsic
Grant	Outstanding	Prices	Price	Years	Exercisable	Exercisable	Value
2000	140,000	$0.20 to $0.30	$0.26	0.61	140,000	$0.26	—
2001	15,000	$0.75	$0.75	2.00	15,000	$0.75	—
2002	15,000	$0.15	$0.15	3.00	15,000	$0.15	—
2003	80,000	$1.29	$1.29	4.00	80,000	$1.29	—
2004	100,000	$1.18 to $3.46	$2.32	4.71	100,000	$2.32	—
2005	50,000	$3.27	$3.27	6.00	50,000	$3.27	—
2006	50,000	$1.40	$1.40	7.01	50,000	$1.40	—
2007	40,000	$1.12	$1.12	8.01	40,000	$1.12	—
2008	40,000	$0.12	$0.12	9.01	40,000	$0.12	400
2009	40,000	$0.14	$0.14	10.00	40,000	$0.14	—

	570,000				570,000		$400

Options granted under the 1995 Plan as of December 31, 2008 have the following characteristics:

				Weighted		Weighted
				Average		Average
			Weighted	Remaining		Exercise
			Average	Contractual		Price of	Aggregate
Year of	Options	Exercise	Exercise	Life in	Options	Options	Intrinsic
Grant	Outstanding	Prices	Price	Years	Exercisable	Exercisable	Value
1999	6,000	$0.53	$0.53	1.00	6,000	$0.53	—
2000	140,000	$0.20 to $0.30	$0.26	1.61	140,000	$0.26	—
2001	15,000	$0.75	$0.75	3.00	15,000	$0.75	—
2002	15,000	$0.15	$0.15	4.00	15,000	$0.15	—
2003	80,000	$1.29	$1.29	5.00	80,000	$1.29	—
2004	100,000	$1.18 to $3.46	$2.32	5.71	100,000	$2.32	—
2005	50,000	$3.27	$3.27	7.00	50,000	$3.27	—
2006	50,000	$1.40	$1.40	8.00	50,000	$1.40	—
2007	40,000	$1.12	$1.12	9.00	40,000	$1.12	—
2008	40,000	$0.12	$0.12	10.00	40,000	$0.12	800

	536,000				536,000		$800

The Directors’ options are fully vested upon issuance and expire ten years from date of issuance.

Preferred Stock

The Company’s certificate of incorporation was amended in 1996 to authorize the issuance of up to 5,000,000 shares of preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each such series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations or restrictions thereof. As of December 31, 2009, no preferred shares have been issued.

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

For the years ended December 31, 2009, 2008 and 2007, approximately 2,708,000, 2,737,000, and 1,310,000 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.
14.	INCOME TAXES
The provision (benefit) for income taxes is comprised of the following components:

	For the Years Ended December 31,
	2009	2008	2007
Current
Federal	$—	$—	$—
State	325,000	687,000	623,000

	325,000	687,000	623,000

Deferred
Federal	3,760,000	3,919,000	3,116,000
State	430,000	448,000	358,000

	4,190,000	4,367,000	3,474,000

Provision for income taxes	$4,515,000	$5,054,000	$4,097,000

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to income from operations before income taxes is attributable to the following:

	For the Years Ended December 31,
	2009	2008	2007
(Benefit) provision for federal income taxes at statutory rate	$(2,989,000)	$2,032,000	$(499,000)
State income taxes, net of federal tax benefit	630,000	883,000	405,000
Valuation allowance	6,262,000	1,791,000	1,637,000
Other non-deductible expenses	612,000	348,000	2,554,000

Provision for income taxes	$4,515,000	$5,054,000	$4,097,000

The net deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Current deferred tax assets:
Allowance for doubtful accounts	$1,306,000	$2,245,000
Accrued liabilities and other	3,340,000	3,383,000

	4,646,000	5,628,000
Less valuation allowance	(4,646,000)	(5,628,000)

Net current deferred tax assets	$—	$—

Noncurrent deferred tax assets (liabilities):
Tax amortization in excess of financial reporting amortization	$(12,031,000)	$(7,841,000)
Financial reporting amortization in excess of tax amortization	167,000	171,000
Net operating loss carryforwards	73,242,000	65,319,000
Noncurrent asset valuation reserves	348,000	346,000
Financial reporting depreciation in excess of tax depreciation	5,474,000	5,589,000
Other	1,071,000	1,633,000

	68,271,000	65,217,000
Less valuation allowance	(80,302,000)	(73,058,000)

Net noncurrent deferred tax liabilities	$(12,031,000)	$(7,841,000)

For the year ended December 31, 2002, amortization of the Company’s indefinite-life intangible assets, consisting of goodwill, ceased for financial statement purposes. As of December 31, 2006, the Company’s deferred tax asset relating to indefinite-life intangibles was $1.2 million, which was fully reserved by a valuation allowance. As a result of additional tax amortization during 2007, 2008, and 2009, this deferred tax asset relating to indefinite-life intangibles became a deferred tax liability of $7.8 million as of December 31, 2008 and $12.0 million as of December 31, 2009. The Company cannot determine when the reversal of the deferred tax liability relating to its indefinite-life intangible assets will occur, or whether such reversal would occur within the Company’s net operating loss carry-forward period. For the years ended December 31, 2009 and 2008, the Company recognized a non-cash charge totaling $4.2 million and $4.4 million, respectively, to income tax expense to increase the valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.

State income taxes were $0.3 million, $0.7 million, and $0.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $162,972,000 prior to the expiration of the federal net operating loss carryforwards beginning in 2019. Taxable loss for the year ended December 31, 2009 is estimated to be $16,831,000 and the actual taxable loss for the year ended December 31, 2008 was $8,163,000. Based upon the historical taxable losses, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences; thus, the Company recorded a valuation allowance to fully reserve all net deferred tax assets as of December 31, 2009 and 2008. The increase in the valuation allowance in 2009 and 2008 was $6,262,000 and $1,793,000, respectively.

The Company adopted the provisions of FIN 48, included in ASC Subtopic 740-10, on January 1, 2007 and has analyzed filing positions in all of the federal and state jurisdictions as of December 31, 2007, where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state income tax returns filed in Texas, Florida, New York, Pennsylvania, Arkansas, Ohio, Iowa and Tennessee as its “major” tax jurisdictions. The periods subject to examination for the Company’s federal return are the 2006 through 2008 tax years. The periods subject to examination for the Company’s state returns in major tax jurisdictions are years 2005 through 2008. As of December 31, 2009, there were no active federal, state or local income tax audits.

As a result of the implementation of ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of total gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at December 31, 2007	$1,288,000
Increases for tax positions of prior years	44,000
Decreases for tax positions of prior years	—
Lapse of statute of limitations	(82,000)

Gross unrecognized tax benefits at December 31, 2008	$1,250,000
Increases for tax positions of prior years	—
Decreases for tax positions of prior years	—
Lapse of statute of limitations	(68,000)

Gross unrecognized tax benefits at December 31, 2009	$1,182,000

The Company had approximately $12,000 and $18,000 of accrued interest related to uncertain tax positions at December 31, 2009 and December 31, 2008, respectively. The total amount of unrecognized tax benefits that would affect the Company’s tax rate if recognized relates solely to certain state matters and is $92,000 and $158,000 as of December 31, 2009 and December 31, 2008, respectively.

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

The Company is insured for vehicle liability coverage for $1.0 million per accident; subject to a per claim deductible of $250,000. The Company is insured for workers compensation losses; subject to a per claim deductible of $250,000. The Company also provides accruals for the settlement of outstanding claims and claims incurred but not reported at amounts believed to be adequate. The differences between actual settlements and accruals are included in expense once a probable amount is known. The Company did not maintain annual aggregate stop-loss coverage for the years 2007, 2008 and 2009, as such coverage was not economically available.

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

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following are the Company’s 2009 and 2008 quarterly financial information (amounts in thousands, except per share data):

	First	Second	Third	Fourth	Full
2009	Quarter	Quarter	Quarter	Quarter	Year
Revenues, net	$58,311	$57,686	$58,991	$61,309	$236,297

(Loss) income from operations before income taxes	(3,930)	(2,654)	(1,755)	97	(8,242)

Provision for income taxes	1,164	1,266	874	1,211	4,515

Net loss	$(5,094)	$(3,920)	$(2,629)	$(1,114)	$(12,757)

Less: net income attributable to the noncontrolling interests	$(74)	$(69)	$(91)	$(107)	$(341)

Net loss attributable to American HomePatient	$(5,168)	$(3,989)	$(2,720)	$(1,221)	$(13,098)

Net (loss) income per common share attributable to American HomePatient
- Basic	$(0.29)	$(0.23)	$(0.15)	$(0.08)	$(0.75)

- Diluted	$(0.29)	$(0.23)	$(0.15)	$(0.08)	$(0.75)

	First	Second	Third	Fourth	Full
2008	Quarter	Quarter	Quarter	Quarter	Year
Revenues, net	$69,214	$64,194	$65,641	$67,805	$266,854

Income (loss) from continuing operations before income taxes	1,919	(603)	1,688	3,155	6,159

Provision for income taxes	1,270	1,410	1,012	1,362	5,054

Net income (loss) from continuing operations	$649	$(2,013)	$676	$1,793	$1,105

Less: net income attributable to the noncontrolling interests	$(95)	$(119)	$(92)	$(102)	$(408)

Net income (loss) from continuing operations attributable to American HomePatient	$554	$(2,132)	$584	$1,691	$697

Loss from discontinued operations	—	—	—	(183)	(183)

Net income (loss)	$554	$(2,132)	$584	$1,508	$514

Net income (loss) per common share attributable to American HomePatient — Basic
Income (loss) from continuing operations	$0.03	$(0.12)	$0.03	$0.10	$0.04
Loss from discontinued operations	—	—	—	(0.01)	(0.01)

Net income (loss) per common share attributable to American HomePatient — Basic	$0.03	$(0.12)	$0.03	$0.09	$0.03

Net income (loss) per common share attributable to American HomePatient — Diluted
Income (loss) from continuing operations	$0.03	$(0.12)	$0.03	$0.10	$0.04
Loss from discontinued operations	—	—	—	(0.01)	(0.01)

Net income (loss) per common share attributable to American HomePatient — Diluted	$0.03	$(0.12)	$0.03	$0.09	$0.03

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2009, 2008 and 2007
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Column A	Column B	Column C	Column D	Column E
		Additions	Deductions
	Balance at		Write-offs	Balance at
	Beginning	Bad Debt	Net of	End of
Description	of Period	Expense	Recoveries	Period
For the year ended December 31, 2009:	$5,869,000	$3,517,000	$5,990,000	$3,396,000

For the year ended December 31, 2008:	$11,822,000	$4,818,000	$10,771,000	$5,869,000

For the year ended December 31, 2007:	$17,076,000	$9,240,000	$14,494,000	$11,822,000

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated June 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.7	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2007).

10.1	Amended and Restated American HomePatient, Inc. 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed on April 5, 2004).

10.2	Amendment No. 1 to Amended and Restated American HomePatient, Inc. 1991 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 17, 2005).

10.3	1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit Number	Description of Exhibit

10.4	Amendment No. 1 to 1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.5	Amendment No. 2 to 1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on May 17, 2005).

10.6	Lease and addendum as amended dated October 25, 1995, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.7	Employment Agreement dated November 26, 2008 between the Company and Joseph F. Furlong, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2008).

10.8	Form of Promissory Note dated July 1, 2003, by American HomePatient, Inc. and certain of its direct and indirect subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.9	Second Amended and Restated Assignment and Borrower Security Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.10	Second Amended and Restated Assignment and Subsidiary Security Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.11	Amended and Restated Borrower Partnership Security Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.12	Amended and Restated Subsidiary Partnership Security Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.13	Second Amended and Restated Borrower Pledge Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

Exhibit Number	Description of Exhibit

10.14	Second Amended and Restated Subsidiary Pledge Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.15	Amended and Restated Concentration Bank Agreement dated July 1, 2003, by and between American HomePatient, Inc., PNC Bank, National Association, and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.16	Second Amended and Restated Collection Bank Agreement dated July 1, 2003, by and between American HomePatient, Inc., PNC Bank, National Association, and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.17	Employment Agreement effective January 21, 2005 between the Company and Stephen Clanton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2005).

10.18	Employment Agreement effective February 9, 2005 between the Company and Frank Powers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2005).

10.19	Amendment No. 1 to Employment Agreement effective November 10, 2006 between the Company and Stephen Clanton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 13, 2006).

10.20	Amendment No. 1 to Employment Agreement effective November 10, 2006 between the Company and Frank Powers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 13, 2006).

10.21	Amendment to lease dated April 5, 2006, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.22	Offer Letter accepted by James P. Reichmann on June 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2007).

10.23	Confidentiality, Non-Competition and Severance Pay Agreement dated June 18, 2007 with James P. Reichmann (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 21, 2007).

Exhibit Number	Description of Exhibit

10.24	Amendment No. 2 to Amended and Restated American HomePatient, Inc. 1991 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2008).

10.25	Forbearance Agreement dated July 2, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.26	Second Forbearance Agreement dated August 31, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.27	Third Forbearance Agreement dated October 1, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.28	Fourth Forbearance Agreement dated October 30, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein.

10.29	Fifth Forbearance Agreement dated November 30, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein.

10.30	Sixth Forbearance Agreement dated December 15, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein.

21	Subsidiary List.

23	Consent of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.