Form 10-K/A
period 2009-12-31
AMERICAN HOMEPATIENT INC
filed 2010-04-30
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A
Amendment No. 1
CHECK ONE:

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 0-19532
AMERICAN HOMEPATIENT, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	62-1474680 (I. R. S. Employer Identification No.)

5200 MARYLAND WAY, SUITE 400 BRENTWOOD, TENNESSEE (Address of principal executive offices)	37027-5018 (Zip Code)
(615) 221-8884
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as such terms are defined in Exchange Act Rule 12b-2).

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
     On April 1, 2010, 17,573,389 shares of the registrant’s $0.01 par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     None
EXPLANATORY NOTE AS TO PURPOSE OF THIS AMENDMENT
     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of American HomePatient, Inc. (the “Company”) for the fiscal year ended December 31, 2009 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2010, has been filed for the purpose of disclosing the information required in Part III, Items 10 through 14, and Part IV, Item 15.
     This amendment does not modify or update disclosures in the original filing except as indicated above. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing.
     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     The following directors will continue in office for the remainder of their respective terms or until the election and qualification of their respective successors in office. The terms of Messrs. Blackstock and Woody, the Class 1 directors, will expire at the 2010 annual meeting of stockholders. The terms of Messrs. Furlong and O’Neil, the Class 2 directors, will expire at the 2011 annual meeting of stockholders. The term of Mr. Millard, the Class 3 director, will expire at the 2012 annual meeting of stockholders. The following table contains biographical information regarding these directors.

Name of Director	Age	Director Since	Principal Occupation Last Five Years
Henry T. Blackstock	66	1991	Since June 2005, Mr. Blackstock has served as Chairman of Priority Nurse Staffing. Mr. Blackstock served as senior vice president, chief economist, and chief investment strategist for SouthTrust Bank from January 1999 to April 2005. He was chairman and chief executive officer of Tucker Management Group, a hedge fund management firm, from July 1989 to January 1999. The Board believes that Mr. Blackstock’s extensive prior leadership experience, healthcare and banking industry experience, and knowledge of the Company derived from his years of service on our board qualify him to continue to serve in that position.

W. Wayne Woody	68	2004	From 2000 to 2001, Mr. Woody served as the interim chief financial officer for Legacy Investment Group, a boutique investment firm. Mr. Woody was employed by KPMG LLP and predecessor firms Peat Marwick Mitchell & Co. and Peat Marwick Main from 1968 until his retirement in 1999. Mr. Woody also has served as a director of Piedmont Office Realty Trust, Inc. and Wells Family of Real Estate Funds, each of which are real estate investment management firms, since October 2003. The Board believes that Mr. Woody’s extensive prior leadership experience, real estate investment experience, financial accounting expertise and knowledge of the Company derived from his years of service on our board qualify him to continue to serve in that position.

Joseph F. Furlong, III	61	1994	Mr. Furlong has served as the Company’s President and CEO since November 1998. He served as president of Adirondack Capital Advisors, LLC, a financial advisory firm, from May 1996 until December 2002. Mr. Furlong served as a director of Advocat Inc., a long-term care company, from March 2001 until March 2002. The Board believes that Mr. Furlong’s position as the leader of our Company makes him a valuable member of our board.

William C. O’Neil, Jr.	75	2004	Mr. O’Neil served as the chairman and chief executive officer of ClinTrials Research, Inc. from September 1989 to February 1998. Mr. O’Neil has served as a director of Healthways, Inc., a specialty health care service company, since 1985. From 1987 to May 2008 he served as a director of Sigma-Aldrich Corp., a manufacturer of research chemicals, and since 1994 he has served as a director of Advocat Inc., a long-term care company. The Board believes that Mr. O’Neil’s extensive prior leadership experience, healthcare industry experience, and knowledge of the Company derived from his years of service on our board qualify him to serve as a director of the Company.

Name of Director	Age	Director Since	Principal Occupation Last Five Years
Donald R. Millard	62	2000	Since October of 2005, Mr. Millard has served as executive chairman of Red Bag Solutions, Inc., a provider of medical waste destruction services. Mr. Millard served as executive vice president and chief operating officer of AGCO, a global designer, manufacturer and distributor of agricultural equipment, from June 2002 through February 2004. Mr. Millard served as senior vice president and chief financial officer of AGCO from October 2000 through June 2002. Mr. Millard served as president, chief executive officer and as a director of Matria Healthcare, Inc., a provider of obstetrical home care and maternity management services, from October 1997 to October 2000, and as its chief financial officer from October 1997 to October 1999. The Board believes that Mr. Millard’s extensive prior leadership experience, healthcare industry experience, financial accounting expertise, and knowledge of the Company derived from his years of service on our board qualify him to serve as a director of the Company.

Executive Officers
     The following table sets forth certain information concerning the executive officers of the Company as of April 1, 2010.

Name of Officer	Age	Officer Since	Position with the Company
Joseph F. Furlong, III	61	1998	Mr. Furlong has served as a Director of the Company since 1994, and as its President and CEO since November 1998. He served as president of Adirondack Capital Advisors, LLC, a financial advisory firm, from May 1996 until December 2002. Mr. Furlong served as a director of Advocat Inc., a long-term care company, from March 2001 until March 2002.

Stephen L. Clanton	58	2005	Mr. Clanton has served as the Company’s Executive Vice President and Chief Financial Officer since January 2005. From 1999 until 2004, Mr. Clanton served as senior vice president and chief financial officer of DESA, LLC, a manufacturer of residential heating products and specialty tools. Prior to that he was senior vice president and chief financial officer with International Comfort Products, a manufacturer of residential and light commercial HVAC equipment, and as executive vice president and chief financial officer with Falcon Products, a commercial furniture manufacturer. He also held positions with Emerson Electric Co. and Arthur Andersen & Co.

Frank D. Powers	61	2004	Mr. Powers has served as the Company’s Executive Vice President since November 2004 and as its Chief Operating Officer since February 2005. Mr. Powers served as an executive officer of Matria Healthcare, Inc., a provider of disease management services and obstetrical homecare, from 1996 until 2002. Prior to that he was an officer of Healthdyne, Inc. or an affiliate for over 12 years, during which time he spent a significant amount of time as president of the Home Care Group that provided products and services to the home care market.

James P. Reichmann, III	53	2007	Mr. Reichmann has served as the Company’s Senior Vice President, Sales & Marketing since June 2007. Mr. Reichmann previously served in the same capacity for the Company from February 2005 to November 2006. From November 2006 until June 2007, Mr. Reichmann served as president and chief operating officer of GlucoTec, Inc., which provided in-hospital management of post-surgical glucose levels. From February 1997 to February 2005, Mr. Reichmann was employed by Matria Healthcare, a provider of disease management services and obstetrical homecare. At Matria, Mr. Reichmann served as vice president of field operations for the Women’s Health Division, president of the Women’s Health Division, and corporate vice president for Strategic Sales.

Robert J. Benson	37	2008	Mr. Benson has served as the Company’s Senior Vice President, Innovation & Technology since June 2008. From March 2005 until May 2008, Mr. Benson served as a Vice President and General Manager for PMSI, a subsidiary of Amerisource Bergen and provider of home medical equipment, home healthcare services, and pharmacy services. From June 2003 until March 2005, Mr. Benson served as the Director of Strategic Planning for PMSI.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of the registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The SEC requires public companies to disclose in their proxy statements whether persons required to make such filings missed or made late filings. Based on a review of forms filed by its reporting persons during the last fiscal year, the Company believes that they complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.
Code of Ethics
          The Company has a code of ethics for our executive officers, a copy of which can be provided to any person, without charge, upon written request. Any such request should be addressed to: American HomePatient, Inc., 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018, Attention: Corporate Secretary.
Audit Committee
          The Company has a separately-designated standing audit committee that is established in accordance with Section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The audit committee supervises matters relating to the audit function, reviews the Company’s quarterly reports, and reviews and approves the annual report of the Company’s independent auditors. The audit committee also has oversight with respect to the Company’s financial reporting, including the annual and other reports to the SEC and the annual report to the stockholders. The audit committee presently is composed of four directors: Mr. Woody (the chairman of the committee), Mr. Blackstock, Mr. Millard, and Mr. O’Neil. The board of directors, in its business judgment, has determined that all members of the audit committee are independent directors and are qualified to serve on the audit committee pursuant to Nasdaq Listing Rules, including rules regarding heightened independence standards for audit committee members. The board has determined that each of Mr. Millard and Mr. Woody qualify as an “audit committee financial expert” as described in Nasdaq Listing Rules. There were four meetings of the audit committee during 2009. The audit committee has adopted a written charter, a copy of which is available on the Company’s website at www.ahom.com.

Item 11. Executive Compensation
Summary Compensation Table
          The following Summary Compensation Table shows the compensation we paid in 2009 and 2008 to our CEO and four most highly compensated executive officers other than the CEO who were serving as executive officers on December 31, 2009 (the “Named Executive Officers”).

				Option
Name and Principal		Salary	Bonus	Awards[1]	All Other		Total
Position	Fiscal Year	($)	($)	($)	Compensation ($)		($)
Joseph F. Furlong, III, President,	2009	$550,000	$379,500	$34,000	$44,090	[2]	$1,007,590
Chief Executive Officer	2008	$550,000	$550,000	$190,000	$4,842,728	[3]	$6,132,728

Frank D. Powers Executive Vice President,	2009	$325,000	$179,400	$13,600	$25,796	[4]	$543,796
Chief Operating Officer	2008	$318,750	$260,000	$76,000	$25,749	[5]	$680,499

Stephen L. Clanton Executive Vice President,	2009	$305,000	$105,225	$11,900	$10,238	[6]	$432,363
Chief Financial Officer	2008	$301,250	$152,500	$72,000	$10,125	[7]	$535,875

James P. Reichmann, III Senior Vice President,	2009	$240,000	$82,800	$5,100	$20,945	[8]	$348,845
Sales and Marketing	2008	$232,308	$120,000	$30,400	$20,795	[9]	$403,503

Robert J. Benson Senior Vice President,	2009	$220,000	$120,000	$4,250	$7,244	[10]	$351,494
Innovation and Technology	2008	$114,231	$115,000	$20,100	$3,600	[11]	$252,931

[1]	Amounts shown for option awards do not reflect compensation actually received by the named executive officers nor do they necessarily reflect the actual value that will be recognized by the named executive officers but, instead, are the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a summary of the terms of these awards, see the Outstanding Option Awards at Fiscal Year-End table that follows. For a description of the assumptions made in computing the values reported in this column, see Note 3, Stock Based Compensation, and Note 5, Change of Control, in the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

[2]	This amount represents $1,838 in Company 401(k) matching contributions, $100 that the Company paid related to the use of a vehicle by Mr. Furlong, health insurance premiums of $20,366, and $21,786 that the Company paid for housing used by Mr. Furlong. The vehicle and housing usage are in lieu of expense reimbursement for such items based on a determination by the Company that this approach was more cost effective than expense reimbursement.

[3]	This amount represents $1,725 in Company 401(k) matching contributions, $100 that the Company paid related to the use of a vehicle by Mr. Furlong, health insurance premiums of $17,806, $23,778 that the Company paid for housing used by Mr. Furlong, and $4,799,319 paid in connection with the change in control described herein (which consisted of a $3,300,000 change in control payment and a tax gross-up of $1,499,319). The vehicle and housing usage are in lieu of expense reimbursement for such items based on a determination by the Company that this approach was more cost effective than expense reimbursement.

[4]	This amount represents a vehicle allowance of $8,400 and $17,396 that the Company paid for housing used by Mr. Powers. The housing usage is in lieu of expense reimbursement for such item based on a determination by the Company that this approach was more cost effective than expense reimbursement.

[5]	This amount represents a vehicle allowance of $8,400 and $17,349 that the Company paid for housing used by Mr. Powers. The housing usage is in lieu of expense reimbursement for such item based on a determination by the Company that this approach was more cost effective than expense reimbursement.

[6]	This amount represents $1,838 in Company 401(k) matching contributions and a vehicle allowance of $8,400.

[7]	This amount represents $1,725 in Company 401(k) matching contributions and a vehicle allowance of $8,400.

[8]	This amount represents $1,257 in Company 401(k) matching contributions, $12,488 that the Company paid for housing used by Mr. Reichmann, and a vehicle allowance of $7,200. The housing usage is in lieu of expense reimbursement for such item based on a determination by the Company that this approach was more cost effective than expense reimbursement.

[9]	This amount represents $888 in Company 401(k) matching contributions, $12,707 that the Company paid for housing used by Mr. Reichmann, and a vehicle allowance of $7,200. The housing usage is in lieu of expense reimbursement for such item based on a determination by the Company that this approach was more cost effective than expense reimbursement.

[10]	This amount represents $44 in Company 401(k) matching contributions and a vehicle allowance of $7,200.

[11]	This amount represents a vehicle allowance of $3,600.

Narrative Disclosure to Summary Compensation Table
          The following discussion provides a description of any material factors necessary to an understanding of the information disclosed above in the Summary Compensation Table.
          Annual Incentive Awards. Annual incentive (bonus) awards are designed to focus management attention on key operational goals for the current fiscal year. The key operational goals are a combination of each executive’s area of responsibility and the overall financial performance by the Company. Specific weighting is not assigned for identified financial, strategic and management practices goals. Generally, Company executives have a target bonus of between 50% and 100% of their annual base salaries based upon achievement of their specific operational goals and the achievement by the Company of its financial targets. Specifically, the financial target is based upon 95% of the Company’s target EBITDA for the fiscal year, as determined in accordance with its annual budget approved by the board. The compensation committee continues to view EBITDA as a good measuring tool for overall performance in a healthcare services business dependent upon third party reimbursement. EBITDA also serves as a reasonable measure of cash flow, which is particularly important given the Company’s outstanding debt and lack of credit facility. The compensation committee reserves the ability to adjust upwards or downwards the bonus levels based upon achievement of other bonus criteria and the operations of the Company. For 2009 performance, the compensation committee awarded bonus awards to each of Messrs. Furlong, Powers, Clanton and Reichmann equal to 69% of the respective executive’s target bonus. For 2008 performance, the compensation committee awarded full bonus awards to these executives based on the target EBITDA achieved by the Company. Mr. Benson’s bonus in 2009 was $120,000, and his bonus in 2008 was comprised of an $85,000 performance bonus and a $30,000 signing bonus.
          In approving annual bonus awards, the compensation committee considered, among other factors, the Company’s revenue growth and profitability, the development and expansion of its business, improvement of management structures, the executive’s work during the year, past compensation, perceived contribution to the Company, level of responsibility, and any notable individual achievements or failings in the year in question. The bonuses paid to each named executive officer in 2009 and 2008 are set forth above in the Summary Compensation Table.
          Long-Term Equity Compensation. Both our 1991 Plan and our 1995 Plan permit grants of nonqualified stock options and other equity awards. We have not traditionally granted stock options to our executives pursuant to a set formula. The compensation committee determined in early 2006 to not establish the long term incentive program of cash and equity grants recommended by our compensation consultant. While this decision resulted in lower compensation to our executives than proposed by the consultant, the compensation committee determined that it was in the best interest of the Company to not establish that program. In recognition of the foregoing, the compensation committee has moved to considering stock option grants (albeit with a substantially lower value) on an annual basis. The compensation committee has not made and does not anticipate making any such grants in 2010.
Employment Agreements with Named Executive Officers
          The following is a summary of the employment agreements between the Company and each of the Named Executive Officers.

          Employment Agreement with Joseph F. Furlong, III. On November 26, 2008, we entered into an amended and restated employment agreement with Mr. Furlong, our CEO. This employment agreement, which was effective as of November 1, 2008, replaced his prior employment agreement dated December 1, 2000, as amended on November 10, 2006 and on December 21, 2007. The amended and restated employment agreement memorialized the terms of the prior employment agreement, as amended, with the addition of the termination provisions described herein and certain clarifying changes.
          As previously disclosed, the acquisition by Highland Capital Management, L.P. of more than 35% of the Company’s shares in April 2007 created a change in control under Mr. Furlong’s employment agreement, which entitled Mr. Furlong to certain rights under the employment agreement in the event he or the Company terminated his employment for any reason within twelve months following such change in control. Accordingly, we entered into the December 21, 2007 amendment to the employment agreement, resulting in a change in control payment made to Mr. Furlong in 2008, a tax-gross-up payment to Mr. Furlong to pay for the taxes associated with such change in control payment, and a corresponding elimination of any future change in control payments. The December 21, 2007 amendment also required the Company to maintain $1,396,660 in a trust to provide for the Company’s obligation to repurchase Mr. Furlong’s stock options granted prior to January 2, 2008, and all of Mr. Furlong’s stock options outstanding on January 2, 2008 were deemed to be vested.
          Mr. Furlong’s employment agreement provides for an annual base salary of $550,000, subject to adjustment by the board of directors, and an annual incentive award target of 100% of his annual base salary. The employment agreement also requires the Company to reimburse Mr. Furlong for reasonable travel, accommodations, and other expenses incurred by Mr. Furlong in the performance of his duties. For fiscal year 2009, Mr. Furlong’s annual base salary was $550,000. The employment agreement is subject to automatic one-year extensions from its November 1st anniversary date. In the event of Mr. Furlong’s death, his employment agreement provides that all of his unvested stock options will be deemed fully vested.
          Employment Agreement with Frank D. Powers. Mr. Powers executed an employment agreement with the Company on April 26, 2005, which, by its terms, was effective February 9, 2005. Under the terms of Mr. Powers’ employment agreement, he receives an annual base salary of $260,000, subject to adjustment by the board, and an annual incentive award target of 80% of his annual base salary. For fiscal year 2009, Mr. Powers’ annual base salary was $325,000. In the event Mr. Powers receives a payment from the Company that constitutes an excess parachute payment under section 280G of the Internal Revenue Code, the employment agreement provides that the Company will indemnify Mr. Powers for any federal, state or local taxes incurred as a result of that excess parachute payment. On November 10, 2006, we entered into an amendment to the employment agreement in order to avoid the imposition of taxes, under Section 409A of the Internal Revenue Code, on certain payments to Mr. Powers.
          Employment Agreement with Stephen L. Clanton. Mr. Clanton entered into an employment agreement with the Company effective January 21, 2005. Under the terms of Mr. Clanton’s employment agreement, he receives an annual base salary of $290,000, subject to adjustment by the board, and an annual incentive award target of 50% of his annual base salary. In the event Mr. Clanton receives a payment from the Company that constitutes an excess parachute payment under section 280G of the Internal Revenue Code, the employment agreement provides that the Company will indemnify Mr. Clanton for any federal, state or local taxes incurred as a result of that excess parachute payment. For fiscal year 2009, Mr. Clanton’s annual base salary was $305,000. On November 10, 2006, we entered into an amendment to the employment agreement in order to avoid the imposition of taxes, under Section 409A of the Internal Revenue Code, on certain payments to Mr. Clanton.
          Offer Letter with James P. Reichmann. The Company entered into an offer letter with Mr. Reichmann on June 18, 2007. Under the terms of the offer letter, Mr. Reichmann receives a base salary of $200,000 per year, subject to adjustment by the board, and is eligible to receive annual incentive compensation of up to 40% of his annual base salary. For fiscal year 2009, Mr. Reichmann’s annual base salary was $240,000, and he was eligible to receive annual incentive compensation of up to 50% of this amount.
          Offer Letter with Robert J. Benson. The Company entered into an offer letter with Mr. Benson on April 23, 2008. Under the terms of the offer letter, Mr. Benson receives a base salary of $220,000 per year, subject to adjustment by the board, and is eligible to receive annual incentive compensation of up to 50% of his annual base salary. For fiscal year 2009, Mr. Benson’s annual base salary was $220,000.
          The foregoing summaries are qualified by reference to the actual agreements.

Outstanding Option Awards at Fiscal Year-End
          The following table summarizes the outstanding option awards held by the Named Executive Officers as of December 31, 2009.

		Number of		Equity Incentive Plan
	Number of Securities	Securities		Awards: Number of
	Underlying Unexercised	Underlying		Securities Underlying
	Options	Unexercised Options		Unexercised	Option Exercise	Option
Name	Exercisable	Unexercisable		Unearned Options	Price ($)	Expiration Date
Joseph F. Furlong, III	200,000	-0-		—	0.17	11/09/10	[1]
	300,000	-0-		—	1.80	02/25/14	[1]
	240,000	-0-		—	3.30	02/17/16	[1]
	245,000	-0-		—	1.60	02/27/17	[1]
	83,333	166,667	(a)	—	1.03	02/26/18	[1]
	-0-	200,000	(b)	—	0.22	02/25/19	[1]
	50,000	-0-		—	0.30	05/31/10	[2]
	5,000	-0-		—	0.22	12/31/10	[2]
	5,000	-0-		—	0.75	12/31/11	[2]
	5,000	-0-		—	0.15	12/31/12	[2]
	10,000	-0-		—	1.29	12/31/13	[2]
	10,000	-0-		—	3.46	12/31/14	[2]
	10,000	-0-		—	3.27	12/31/15	[2]
	10,000	-0-		—	1.40	12/31/16	[2]

Stephen L. Clanton	150,000	-0-		—	2.98	01/11/15	[1]
	90,000	-0-		—	3.30	02/17/16	[1]
	57,333	28,667	(c)	—	1.60	02/27/17	[1]
	31,666	63,334	(a)	—	1.03	02/26/18	[1]
	-0-	70,000	(b)	—	0.22	02/25/19	[1]

Frank D. Powers	150,000	-0-		—	1.31	11/08/14	[1]
	100,000	-0-		—	3.30	02/17/16	[1]
	60,000	30,000	(c)	—	1.60	02/27/17	[1]
	33,333	66,667	(a)	—	1.03	02/26/18	[1]
	-0-	80,000	(b)	—	0.22	02/25/19	[1]

James P. Reichmann	26,250	8,750	(d)	—	2.40	06/18/17	[1]
	30,000	10,000	(e)	—	1.25	10/31/17	[1]
	13,333	26,667	(a)	—	1.03	02/26/18	[1]
	-0-	30,000	(b)	—	0.22	02/25/19	[1]

Robert J. Benson	10,000	20,000	(f)	—	0.91	06/09/18	[1]
	-0-	25,000	(b)	—	0.22	02/25/19	[1]

[1]	Issued under the 1991 Plan.

[2]	Issued under the 1995 Plan.

(a)	Remaining unvested options vest on the second and third anniversaries of the February 26, 2008 grant date.

(b)	Remaining unvested options vest on the first, second and third anniversaries of the February 25, 2009 grant date.

(c)	Remaining unvested options vest on the third anniversary of the February 27, 2007 grant date.

(d)	Remaining unvested options vest on the third anniversary of the June 18, 2007 grant date.

(e)	Remaining unvested options vest on the third anniversary of the October 31, 2007 grant date.

(f)	Remaining unvested options vest on the second and third anniversaries of the June 9, 2008 grant date.

Payments Owed to Named Executive Officers in the Event of a Termination or Change in Control
          We grant severance arrangements to our executive officers on a case-by-case basis. We believe that granting these arrangements to certain key employees is an important element in the retention of such employees. The payments potentially due to our Named Executive Officers in the event of a termination or change in control are described below.
          Joseph F. Furlong, III. If Mr. Furlong’s employment terminates due to a “without cause” termination or constructive discharge, then he will receive a lump sum payment equal to the sum of 100% of his base salary plus 100% of his target annual incentive award for the year of termination, as well as his pro rata target annual incentive award for the year of termination. At December 31, 2009 and based on his 2009 base salary and his target 2009 bonus, the total amount payable under the agreement to Mr. Furlong in the event of such a termination would have been $1,100,000. In the event of any such termination, Mr. Furlong may also require the Company to repurchase all or a portion of any options granted to him with an aggregate difference between the fair market value of one share of the Company’s common stock on the date of termination and the per share exercise price set forth in the options being redeemed. Additionally, in the event that Mr. Furlong is terminated without cause or due to a constructive discharge, all stock options granted to Mr. Furlong by the Company shall be deemed vested, and the Company shall cause such options to remain exercisable until the later of (i) the fifteenth day of the third month following the date on which the options would have expired following such termination or (ii) December 31 of the calendar year in which the option would have expired following such termination by its terms.
          Under Mr. Furlong’s employment agreement, “cause” is defined as a termination by the board of directors, acting in good faith, by written notice to Mr. Furlong specifying the event(s) relied upon for such termination, due to Mr. Furlong’s serious misconduct with respect to his duties under the employment agreement, which has resulted or is likely to result in material economic damage to the Company, including but not limited to a conviction for a felony or perpetration of a common law fraud; provided, however, except in the case of a conviction for a felony or a perpetration of a common law fraud, that the Company must provide such notice thirty days prior to termination and provide Mr. Furlong with the opportunity to cure such damage or likely damage, to the Company’s reasonable satisfaction, within thirty days of such notice. Under the employment agreement, “constructive discharge” is defined as a termination by Mr. Furlong as a result of a material diminution in Mr. Furlong’s compensation, authority, duties or responsibilities, a material change in the location at which Mr. Furlong is required to perform his duties, or a material breach of the employment agreement by the Company; provided, however, that Mr. Furlong must provide notice within thirty days of the circumstances giving rise to the constructive discharge and provide the Company with the opportunity to remedy the situation within thirty days of such notice.
          Unless Mr. Furlong is terminated without cause or due to a constructive discharge, he is prohibited from competing with the Company for one year following such termination.
          Frank D. Powers. In the event Mr. Powers’ employment terminates due to a “without cause” termination or constructive discharge, then he will receive a lump sum severance payment in an amount equal to his annual base salary as in effect at the time of termination. At December 31, 2009 and based on his 2009 base salary, the total amount payable under the agreement in the event of such a termination would have been $325,000. Additionally, in the event that Mr. Powers’ employment is terminated without cause or due to a constructive discharge, all stock options granted to Mr. Powers by the Company shall be deemed vested, and the Company shall cause such options to remain exercisable until the later of (i) the fifteenth day of the third month following the date on which the options would have expired following such termination or (ii) December 31 of the calendar year in which the option would have expired following such termination by its terms.

          In the event there is a change in control and the Company terminates Mr. Powers’ employment without cause either in contemplation of or within twelve months following such change in control or Mr. Powers’ employment is terminated due to a constructive discharge within twelve months following such change in control, Mr. Powers will be entitled to receive as a severance payment in a lump sum upon such termination an amount equal to the sum of: (i) an amount equal to two times his annual base salary as in effect at the time of termination; plus (ii) an amount equal to two times his annual incentive award for the previous fiscal year. Additionally, the Company will continue certain of Mr. Powers’ employee benefits for twenty-four months and any Company matching payments for corporate retirement plans will become fully vested. Under the terms of Mr. Powers’ employment agreement, a change in control is deemed to occur upon, among other things, the acquisition by any person of more than 50% of the Company’s voting securities. At December 31, 2009 and based on his 2009 base salary and his 2008 bonus, the total amount payable under the agreement to Mr. Powers in the event of such a termination would have been $1,170,000.
          Under Mr. Powers’ employment agreement, “cause” is defined as a termination by the board of directors, acting in good faith, by written notice to Mr. Powers specifying the event(s) relied upon for such termination, due to Mr. Powers’ serious misconduct with respect to his duties under the employment agreement, which has resulted or is likely to result in material economic damage to the Company, including but not limited to a conviction for a felony or perpetration of a common law fraud; provided, however, except in the case of a conviction for a felony or a perpetration of a common law fraud, that the Company must provide such notice thirty days prior to termination and provide Mr. Powers with the opportunity to cure such damage or likely damage, to the Company’s reasonable satisfaction, within thirty days of such notice. Under the employment agreement, “constructive discharge” is defined as a termination by Mr. Powers as a result of a failure of the Company to fulfill its obligations under the agreement in any material respect including any reduction in Mr. Powers’ base salary or other compensation other than reductions applicable to all employees of the Company, or other material change by the Company in the functions, duties or responsibilities of the position which would reduce the ranking or level, responsibility, importance or scope of Mr. Powers’ position; provided, however, that Mr. Powers must provide notice within thirty days of the circumstances giving rise to the constructive discharge and provide the Company with the opportunity to remedy the situation within thirty days of such notice.
          Upon termination of employment, Mr. Powers is prohibited from competing with the Company for one year, except in the case of a termination following a change in control, in which case he is prohibited from competing with the Company for two years.
          Stephen L. Clanton. In the event Mr. Clanton’s employment terminates due to a “without cause” termination or constructive discharge, then he will receive a lump sum severance payment in an amount equal to his annual base salary as in effect at the time of termination. At December 31, 2009 and based on his 2009 base salary, the total amount payable under the agreement in the event of such a termination would have been $305,000. Additionally, in the event that Mr. Clanton is terminated without cause or due to a constructive discharge, all stock options granted to Mr. Clanton by the Company shall be deemed vested, and the Company shall cause such options to remain exercisable until the later of (i) the fifteenth day of the third month following the date on which the options would have expired following such termination or (ii) December 31 of the calendar year in which the option would have expired following such termination by its terms.
          In the event there is a change in control and the Company terminates Mr. Clanton’s employment without cause either in contemplation of or within twelve months following such change in control or Mr. Clanton’s employment is terminated due to a constructive discharge within twelve months following such change in control, Mr. Clanton will be entitled to receive as a severance payment in a lump sum upon such termination an amount equal to the sum of: (i) an amount equal to two times his annual base salary as in effect at the time of termination; plus (ii) an amount equal to two times his annual incentive award for the previous fiscal year. Additionally, the Company will continue certain of Mr. Clanton’s employee benefits for twenty-four months and any Company matching payments for corporate retirement plans will become fully vested. Under the terms of Mr. Clanton’s employment agreement, a change in control is deemed to occur upon, among other things, the acquisition by any person of more than 50% of the Company’s voting securities. At December 31, 2009 and based on his 2009 base salary and his 2008 bonus, the total amount payable under the agreement to Mr. Clanton in the event of such a termination would have been $915,000.
          Under Mr. Clanton’s employment agreement, “cause” is defined as a termination by the board of directors, acting in good faith, by written notice to Mr. Clanton specifying the event(s) relied upon for such termination, due to Mr. Clanton’s serious misconduct with respect to his duties under the employment agreement, which has resulted or is likely to result in material economic damage to the Company, including but not limited to a conviction for a felony or perpetration of a common law fraud; provided, however, except in the case of a conviction for a felony or a perpetration of a common law fraud, that the Company must provide such notice thirty days prior to termination and provide Mr. Clanton with the opportunity to cure such damage or likely damage, to the Company’s reasonable satisfaction, within thirty days of such notice. Under the employment agreement, “constructive discharge” is defined as a termination by Mr. Clanton as a result of a failure of the Company to fulfill its obligations under the agreement in any material respect including any reduction in Mr. Clanton’s base salary or other compensation other than reductions applicable to all employees of the Company, or other material change by the Company in the functions, duties or responsibilities of the position which would reduce the ranking or level, responsibility, importance or scope of Mr. Clanton’s position; provided, however, that Mr. Clanton must provide notice within thirty days of the circumstances giving rise to the constructive discharge and provide the Company with the opportunity to remedy the situation within thirty days of such notice.
          Upon termination of employment, Mr. Clanton is prohibited from competing with the Company for one year, except in the case of a termination following a change in control, in which case he is prohibited from competing with the Company for two years.
          James P. Reichmann. The Company can terminate Mr. Reichmann’s employment at any time without stated cause, subject to certain conditions. Under the confidentiality, non-competition and severance pay agreement between the Company and Mr. Reichmann dated June 18, 2007, if in the twelve months following a change in control of the Company, Mr. Reichmann’s employment is terminated or Mr Reichmann resigns following a decision by the Company to reduce his salary without his consent or to require him to relocate somewhere other than the greater Nashville, Tennessee or Atlanta, Georgia areas, Mr. Reichmann is entitled to receive a severance payment equal to: 150% of his then current base salary, plus 150% of the greater of his annual incentive award for the previous year or his target annual incentive bonus for his first year of employment, in either case pro-rated for the number of months worked in the fiscal year when terminated, plus an amount equal to his monthly vehicle allowance (exclusive of gasoline and oil expense reimbursements) as in effect as of the time of termination, if any, multiplied by eighteen (18). Additionally, in the event of such a termination or resignation following a change in control, the Company would be required to pay the COBRA premium attributable to Mr. Reichmann’s medical and dental insurance benefits for a period of up to eighteen (18) months. At December 31, 2009 and based on his 2009 base salary, his 2008 bonus, and his 2009 vehicle allowance, the total amount payable under the agreement to Mr. Reichmann in the event of such a termination, excluding obligations to make COBRA payments, would have been $550,800. Whether or not Mr. Reichmann’s employment is terminated, upon a change in control any stock options granted to Mr. Reichmann will be fully vested, subject to the terms of the governing stock option plan. If Mr. Reichmann is terminated without cause at a time when the Company has not experienced a change in control during the past twelve months, he is entitled to receive a severance payment equal to 100% of his then current base salary, plus his annual incentive award for the previous year pro-rated for the number of months worked in the fiscal year when terminated, plus an amount equal to his monthly vehicle allowance (exclusive of gasoline and oil expense reimbursements) as in effect as of the time of termination, if any, multiplied by twelve (12). Additionally, the Company would be required to pay the COBRA premium attributable to Mr. Reichmann’s medical and dental insurance benefits for a period of up to twelve (12) months. At December 31, 2009 and based on his 2009 base salary, his 2008 bonus and his 2009 vehicle allowance, the total amount payable under the agreement to Mr. Reichmann in the event of such a termination, excluding obligations to make COBRA payments, would have been $367,200. Also, in such a termination any stock options granted to Mr. Reichmann will be fully vested, subject to the terms of the governing stock option plan. Under the terms of Mr. Reichmann’s agreement, a change in control is deemed to occur upon, among other things, the acquisition by any person of more than 50% of the Company’s voting securities, and “cause” is defined as (i) the engagement by Mr. Reichmann in insubordination, malfeasance or misconduct, (ii) a charge or conviction of a felony offense or conviction of a misdemeanor involving moral turpitude brought against Mr. Reichmann, or (iii) a material breach by Mr. Reichmann of his obligations under the agreement. Upon termination of employment for any reason Mr. Reichmann is prohibited from competing with the Company for one year.
          Robert J. Benson. The Company can terminate Mr. Benson’s employment at any time without stated cause, subject to certain conditions. Under the confidentiality, non-competition and severance pay agreement between the Company and Mr. Benson dated April 24, 2009, in the event that Mr. Benson is terminated or resigns under certain circumstances in the twelve months following a change in control of the Company, he is entitled to receive a severance payment equal to: 100% of his then current base salary, plus 100% of his annual incentive award for the previous year, pro-rated for the number of months worked in the fiscal year when terminated, plus an amount equal to his monthly vehicle allowance (exclusive of gasoline and oil expense reimbursements) as in effect as of the time of termination, if any, multiplied by twelve (12). Additionally, in the event of such a termination or resignation following a change in control, the Company would be required to pay the COBRA premium attributable to Mr. Benson’s medical and dental insurance benefits for a period of up to twelve (12) months. At December 31, 2009 and based on his 2009 base salary, his 2008 bonus and his 2009 vehicle allowance, the total amount payable under the agreement to Mr. Benson in the event of such a termination, excluding obligations to make COBRA payments, would have been $342,200. Whether or not Mr. Benson’s employment is terminated, upon a change in control any stock options granted to Mr. Benson will be fully vested, subject to the terms of the governing stock option plan. If Mr. Benson is terminated without cause at a time when the Company has not experienced a change in control during the past twelve months, he is entitled to receive a severance payment equal to: 100% of his then current base salary, plus 100% of his annual incentive award for the previous year, pro-rated for the number of months worked in the fiscal year when terminated, plus an amount equal to his monthly vehicle allowance (exclusive of gasoline and oil expense reimbursements) as in effect as of the time of termination, if any, multiplied by twelve (12). Additionally, in the event of such a termination or resignation following a change in control, the Company would be required to pay the COBRA premium attributable to Mr. Benson’s medical and dental insurance benefits for a period of up to twelve (12) months. At December 31, 2009 and based on his 2009 base salary, his 2008 bonus and his 2009 vehicle allowance, the total amount payable under the agreement to Mr. Benson in the event of such a termination, excluding obligations to make COBRA payments, would have been $342,200. Also, in such a termination any stock options granted to Mr. Benson will be fully vested, subject to the terms of the governing stock option plan. Under the terms of Mr. Benson’s agreement, a change in control is deemed to occur upon, among other things, the acquisition by any person of more than 50% of the Company’s voting securities, and “cause” is defined as (i) the engagement by Mr. Benson in insubordination, malfeasance or misconduct, (ii) a charge or conviction of a felony offense or conviction of a misdemeanor involving moral turpitude brought against Mr. Benson, or (iii) a material breach by Mr. Benson of his obligations under the agreement. Upon termination of employment for any reason Mr. Benson is prohibited from competing with the Company for one year.
Director Compensation
          The following table summarizes compensation paid by the Company to each of the Company’s directors during 2009.

					Nonqualified
	Fees Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)[1]	($)	($)	($)	($)
W. Wayne Woody	$75,500	None	$1,000	-0-	N/A	-0-	$76,500
Henry T. Blackstock	$71,500	None	$1,000	-0-	N/A	-0-	$72,500
William C. O’Neil, Jr	$65,500	None	$1,000	-0-	N/A	-0-	$66,500
Donald R. Millard	$81,500	None	$1,000	-0-	N/A	-0-	$82,500
          The Company pays directors who are not its officers or employees (currently Mr. Blackstock, Mr. Millard, Mr. Woody, and Mr. O’Neil) an annual fee of $30,000, $2,500 for each meeting of the board or any committee, provided that no fee is payable for committee meetings held on the same day as a board meeting (or the day immediately before or after), other than meetings of the special committee, and $500 for certain telephonic meetings of the special committee. In addition, the chairmen of each of the audit committee and the special committee receives an annual fee of $10,000, and the chairmen of each of the compensation committee and the nominating and corporate governance committee each receive an annual fee of $6,000. The Company reimburses all directors for actual expenses incurred in connection with attendance at board or committee meetings.
          Under the 1995 Plan, as amended, each director initially receives an option to acquire 50,000 shares of common stock upon joining the board, and each director receives an option to acquire 10,000 shares of common stock on December 31 of each year following the year such director was first elected to the board, so long as he served as a director for at least six (6) months during that year. As part of his most recent employment agreement, Mr. Furlong agreed that he would not receive this grant. The per-share exercise price of the options equals the closing market price of the common stock on the day immediately before the date of grant.

[1]	Amounts shown for option awards do not reflect compensation actually received by the directors nor do they necessarily reflect the actual value that will be recognized by the directors but, instead, are the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Compensation Committee Interlocks and Insider Participation
          The compensation committee presently is composed of four directors: Mr. Blackstock (the chairman of the committee), Mr. Millard, Mr. Woody, and Mr. O’Neil. Responsibilities of this committee include approval of remuneration arrangements for executive officers of the Company, review of compensation plans relating to executive officers and directors, including benefits under the Company’s compensation plans and general review of the Company’s employee compensation policies. The compensation committee has full authority to discharge these responsibilities, including the authority to retain, terminate, and set the terms for the engagement of outside counsel, compensation consultants, and other experts. The compensation committee normally seeks the input of the CEO in setting compensation of executive officers (other than the compensation of the CEO). During 2009, the compensation committee held one meeting. The compensation committee has adopted a written charter, a copy of which is available on the Company’s website at www.ahom.com.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
          The following table provides information about the Company’s equity compensation plans in effect at December 31, 2009, aggregated for two categories of plans: those approved by stockholders and those not approved by stockholders.
          The Company has two equity compensation plans, the 1991 Plan and the 1995 Plan. The 1991 Plan was originally approved by the board in 1991 to provide additional incentives to the Company’s key employees and directors. As of December 31, 2009, there were 5,500,000 shares authorized under the 1991 Plan, of which options to purchase 2,736,000 shares were issued and outstanding and options to purchase 2,453,891 shares had previously been exercised, leaving 310,109 shares available for issuance. The 1995 Plan was originally approved by the board in 1995 to provide additional incentives to directors. As of December 31, 2009, there were 600,000 shares authorized under the 1995 Plan, of which options to purchase 570,000 shares were issued and outstanding and options to purchase 26,000 shares had previously been exercised, leaving 4,000 shares available for issuance.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	3,306,000	$1.49	314,109
Total	3,306,000	$1.49	314,109

Security Ownership of Certain Beneficial Owners and Management
          As of April 1, 2010, there were 17,573,389 shares of common stock issued and outstanding. The following table shows, as of April 1, 2010, the amount of American HomePatient common stock beneficially owned (unless otherwise indicated) by: (a) each director and Company director nominee; (b) the Company’s executive officers; (c) all of the Company’s directors and executive officers as a group; and (d) all stockholders known by the Company to be the beneficial owners of more than 5% of the outstanding shares of American HomePatient common stock. Based on information furnished by the owners and except as otherwise noted, the Company believes that the beneficial owners of the shares listed below, have, or share with a spouse, voting and investment power with respect to the shares. Except as otherwise noted, the address for all of the persons listed below is 5200 Maryland Way, Suite 400, Brentwood, Tennessee 37027-5018.

	Number of Shares	Percentage
Name	Beneficially Owned	of Total Shares
Highland Capital Management, L.P. (1)	8,437,164	48.01%
Fidelity Management and Research Company (2)	1,735,000	9.87%
Joseph F. Furlong, III (3)	1,513,956	8.01%
Stephen L. Clanton (4)	412,666	2.29%
Frank D. Powers (5)	433,333	2.41%
Henry T. Blackstock (6)	115,000	*
Donald R. Millard (7)	130,000	*
W. Wayne Woody (8)	110,000	*
William C. O’Neil, Jr. (9)	110,000	*
James P. Reichmann (10)	92,916	*
Robert J. Benson (11)	18,333	*
All Directors and executive officers as a group (9 persons) (12)	2,936,204	14.46%

*	Indicates less than 1% ownership.

(1)	Ownership information included in the table is based on a Schedule 13D/A filed on June 7, 2007 by Highland Capital Management, L.P., claiming beneficial ownership of 8,437,164 shares through its affiliate, Highland Crusader Offshore Partners, L.P. The address for Highland Capital Management, L.P. is Two Galleria Tower, 13455 Noel Road, Suite 800, Dallas, Texas 75240.

(2)	Ownership information included in the table is based on a Schedule 13G filed on February 14, 2006 by Fidelity Management and Research Company. The address for Fidelity Management and Research Company is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)	The amount shown includes 190,623 shares owned outright, as well as shares purchasable upon exercise of options issued under the American HomePatient 1991 Amended and Restated Nonqualified Stock Option Plan (the “1991 Plan”): 200,000 shares purchasable upon exercise of options at $0.17 per-share; 300,000 shares purchasable upon exercise of options at $1.80 per-share; 240,000 shares purchasable upon exercise of options at $3.30 per-share; 245,000 shares purchasable upon exercise of options at $1.60 per-share; 166,666 shares purchasable upon exercise of options at $1.03 per-share; and 66,667 shares purchasable upon exercise of options at $0.22 per-share. The amount also includes shares purchasable upon exercise of options issued under the American HomePatient 1995 Nonqualified Stock Option Plan for Directors (the “1995 Plan”):

50,000 shares purchasable upon exercise of options at $0.30 per-share; 5,000 shares purchasable upon exercise of options at $0.22 per-share; 5,000 shares purchasable upon exercise of options at $0.75 per-share; 5,000 shares purchasable upon exercise of options at $0.15 per-share; 10,000 shares purchasable upon exercise of options at $1.29 per-share; 10,000 shares purchasable upon exercise of options at $3.46 per-share; 10,000 shares purchasable upon exercise of options at $3.27 per-share; and 10,000 shares purchasable upon exercise of options at $1.40 per-share. The amount also includes 294 shares owned by the daughter of Mr. Furlong of which Mr. Furlong disclaims beneficial ownership.

(4)	The amount shown includes shares purchasable upon exercise of options issued under the 1991 Plan: 150,000 shares purchasable upon exercise of options at $2.98 per-share; 90,000 shares purchasable upon exercise of options at $3.30 per-share; 86,000 shares purchasable upon exercise of options at $1.60 per-share; 63,333 shares purchasable upon exercise of options at $1.03 per-share; and 23,333 shares purchasable upon exercise of options at $0.22 per-share.

(5)	The amount shown includes shares purchasable upon exercise of options issued under the 1991 Plan: 150,000 shares purchasable upon exercise of options at $1.31 per-share; 100,000 shares purchasable upon exercise of options at $3.30 per-share; 90,000 shares purchasable upon exercise of options at $1.60 per-share; 66,666 shares purchasable upon exercise of options at $1.03 per-share; and 26,667 shares purchasable upon exercise of options at $0.22 per-share.

(6)	The amount shown includes shares purchasable upon exercise of options issued under the 1995 Plan: 30,000 shares purchasable upon exercise of options at $0.30 per-share; 5,000 shares purchasable upon exercise of options at $0.22 per-share; 5,000 shares purchasable upon exercise of options at $0.75 per-share; 5,000 shares purchasable upon exercise of options at $0.15 per-share; 10,000 shares purchasable upon exercise of options at $1.29 per-share; 10,000 shares purchasable upon exercise of options at $3.46 per-share; 10,000 shares purchasable upon exercise of options at $3.27 per-share; 10,000 shares purchasable upon exercise of options at $1.40 per-share; 10,000 shares purchasable upon exercise of options at $1.12 per-share; 10,000 shares purchasable upon exercise of options at $0.12 per-share; and 10,000 shares exercisable upon exercise of options at $0.14 per-share.

(7)	The amount shown includes 10,000 shares owned outright, as well as shares purchasable upon exercise of options issued under the 1995 Plan: 50,000 shares purchasable upon exercise of options at $0.20 per-share; 5,000 shares purchasable upon exercise of options at $0.75 per-share; 5,000 shares purchasable upon exercise of options at $0.15 per-share; 10,000 shares purchasable upon exercise of options at $1.29 per-share; 10,000 shares purchasable upon exercise of options at $3.46 per-share; 10,000 shares purchasable upon exercise of options at $3.27 per-share; 10,000 shares purchasable upon exercise of options at $1.40 per-share; 10,000 shares purchasable upon exercise of options at $1.12 per-share; 10,000 shares purchasable upon exercise of options at $0.12 per-share; and 10,000 shares purchasable upon exercise of options at $0.14 per-share.

(8)	The amount shown includes shares purchasable upon exercise of options issued under the 1995 Plan: 50,000 shares purchasable upon exercise of options at $1.38 per-share; 10,000 shares purchasable upon exercise of options at $3.46 per-share; 10,000 shares purchasable upon exercise of options at $3.27 per-share; 10,000 shares purchasable upon exercise of options at $1.40 per-share; 10,000 shares purchasable upon exercise of options at $1.12 per-share; 10,000 shares purchasable upon exercise of options at $0.12 per-share; and 10,000 shares purchasable upon exercise of options at $0.14 per-share.

(9)	The amount shown includes shares purchasable upon exercise of options issued under the 1995 Plan: 50,000 shares purchasable upon exercise of options at $1.18 per-share; 10,000 shares purchasable upon exercise of options at $3.46 per-share; 10,000 shares purchasable upon exercise of options at $3.27 per-share; 10,000 shares purchasable upon exercise of options at $1.40 per-share; 10,000 shares purchasable upon exercise of options at $1.12 per-share; 10,000 shares purchasable upon exercise of options at $0.12 per-share; and 10,000 shares purchasable upon exercise of options at $0.14 per-share.

(10)	The amount shown includes shares purchasable upon exercise of options issued under the 1991 Plan: 26,250 shares purchasable upon exercise of options at $2.40 per-share; 30,000 shares purchasable upon exercise of options at $1.25 per-share; 26,666 shares purchasable upon exercise of options at $1.03 per-share; and 10,000 shares purchasable upon exercise of options at $0.22 per-share.

(11)	The amount shown includes shares purchasable upon exercise of options issued under the 1991 Plan: 10,000 shares purchasable upon exercise of options at $0.91 per-share and 8,333 shares purchasable upon exercise of options at $0.22 per-share.

(12)	The amount shown includes 2,175,581 shares purchasable upon exercise of options issued under the 1991 Plan and 570,000 shares purchasable upon exercise of options issued under the 1995 Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
          The Company has not entered into any arrangements with affiliated parties. The Company has a policy that any transactions between the Company and its officers, directors and affiliates will be on terms as favorable to the Company as can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval by the audit committee.
Director Independence
          Four of the Company’s current five directors, including Mr. Blackstock, Mr. Millard, Mr. Woody, and Mr. O’Neil, are independent as Nasdaq defines independence under the Nasdaq Listing Rules.
Item 14. Principal Accounting Fees and Services
Auditor Fees
          The total fees incurred with our auditors for the fiscal years ended December 31, 2009 and December 31, 2008 were as follows:
          Audit Fees. For professional services rendered for the audit of the Company’s annual financial statements in the Company’s Forms 10-K and the reviews of the financial statements included in the Company’s Forms 10-Q for those fiscal years, the Company incurred aggregate fees and expenses of approximately $611,200 by KPMG for the fiscal year ended December 31, 2009, and $598,000 by KPMG for the fiscal year ended December 31, 2008. Additionally, the Company incurred fees of approximately $159,500 and $155,000 by KPMG for the audits of certain unconsolidated joint ventures for the years ended December 31, 2009 and December 31, 2008, respectively.
          Audit Related Fees. The Company incurred aggregate audit related fees and expenses of approximately $141,500 by KPMG for the fiscal year ended December 31, 2009. Of these fees and expenses, $108,800 related to preparation for attestation in connection with Section 404 of the Sarbanes-Oxley Act of 2002 that was ultimately not required for 2009, and $32,700 related to assistance with the Company’s responses to certain SEC comment letters.
          Tax Fees. The Company did not engage its auditors for the provision of tax compliance, tax advice, or tax planning professional services for the fiscal years ended December 31, 2009 and December 31, 2008.
          All Other Fees. None.
Audit Committee’s Pre-Approval Policies
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Second Amended Joint Plan of Reorganization Proposed by the Debtors and the Official Unsecured Creditors Committee dated January 2, 2003 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on March 27, 2003).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated June 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.7	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2007).

10.1	Amended and Restated American HomePatient, Inc. 1991 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 filed on April 5, 2004).

10.2	Amendment No. 1 to Amended and Restated American HomePatient, Inc. 1991 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on May 17, 2005).

10.3	1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.4	Amendment No. 1 to 1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit Number	Description of Exhibit
10.5	Amendment No. 2 to 1995 Nonqualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on May 17, 2005).

10.6	Lease and addendum as amended dated October 25, 1995, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.7	Employment Agreement dated November 26, 2008 between the Company and Joseph F. Furlong, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2008).

10.8	Form of Promissory Note dated July 1, 2003, by American HomePatient, Inc. and certain of its direct and indirect subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.9	Second Amended and Restated Assignment and Borrower Security Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.10	Second Amended and Restated Assignment and Subsidiary Security Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.11	Amended and Restated Borrower Partnership Security Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.12	Amended and Restated Subsidiary Partnership Security Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.13	Second Amended and Restated Borrower Pledge Agreement dated July 1, 2003, by and between American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.14	Second Amended and Restated Subsidiary Pledge Agreement dated July 1, 2003, by and between certain direct and indirect subsidiaries of American HomePatient, Inc. and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.15	Amended and Restated Concentration Bank Agreement dated July 1, 2003, by and between American HomePatient, Inc., PNC Bank, National Association, and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.16	Second Amended and Restated Collection Bank Agreement dated July 1, 2003, by and between American HomePatient, Inc., PNC Bank, National Association, and Bank of Montreal, as agent (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.17	Employment Agreement effective January 21, 2005 between the Company and Stephen Clanton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2005).

10.18	Employment Agreement effective February 9, 2005 between the Company and Frank Powers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2005).

10.19	Amendment No. 1 to Employment Agreement effective November 10, 2006 between the Company and Stephen Clanton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 13, 2006).

Exhibit Number	Description of Exhibit
10.20	Amendment No. 1 to Employment Agreement effective November 10, 2006 between the Company and Frank Powers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 13, 2006).

10.21	Amendment to Lease dated April 5, 2006, by and between Principal Mutual Life Insurance Company and American HomePatient, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.22	Offer Letter accepted by James P. Reichmann on June 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2007).

10.23	Confidentiality, Non-Competition and Severance Pay Agreement dated June 18, 2007 with James P. Reichmann (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 21, 2007).

10.24	Amendment No. 2 to Amended and Restated American HomePatient, Inc. 1991 Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 3, 2008).

10.25	Forbearance Agreement dated July 2, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.26	Second Forbearance Agreement dated August 31, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.27	Third Forbearance Agreement dated October 1, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.28	Fourth Forbearance Agreement dated October 30, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 5, 2010).

10.29	Fifth Forbearance Agreement dated November 30, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 5, 2010).

10.30	Sixth Forbearance Agreement dated December 15, 2009, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated March 5, 2010).

21	Subsidiary List.

23	Consent of KPMG LLP.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, on the 29th day of April, 2010.

AMERICAN HOMEPATIENT, INC.
By:	/s/ Stephen L. Clanton
	Name:	Stephen L. Clanton
	Title:	Executive Vice President and Chief Financial Officer