Form 10-Q
period 2010-03-31
AMERICAN HOMEPATIENT INC
filed 2010-05-06
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2010
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

(Outstanding shares of the issuer’s common stock as of May 3, 2010)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
ASSETS	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$19,832,000	$23,613,000
Restricted cash	—	250,000
Accounts receivable, less allowance for doubtful accounts of $4,568,000 and $4,199,000, respectively	32,402,000	29,968,000
Inventories, net of inventory valuation allowances of $191,000 and $212,000, respectively	11,039,000	12,240,000
Prepaid expenses and other current assets	5,805,000	6,690,000

Total current assets	69,078,000	72,761,000

Property and equipment	139,756,000	142,166,000
Less accumulated depreciation and amortization	(106,273,000)	(108,376,000)

Property and equipment, net	33,483,000	33,790,000

Goodwill	123,621,000	123,621,000
Other assets	16,531,000	16,977,000

Total other assets	140,152,000	140,598,000

TOTAL ASSETS	$242,713,000	$247,149,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

	March 31,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2010	2009

CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$227,327,000	$229,120,000
Accounts payable	15,148,000	14,153,000
Other payables	775,000	788,000
Deferred revenue	6,039,000	5,292,000
Accrued expenses:
Payroll and related benefits	6,081,000	6,961,000
Insurance, including self-insurance accruals	5,286,000	5,258,000
Other	3,628,000	3,466,000

Total current liabilities	264,284,000	265,038,000

NONCURRENT LIABILITIES:
Capital leases, less current portion	—	3,000
Deferred tax liability	13,026,000	12,031,000
Other noncurrent liabilities	101,000	82,000

Total noncurrent liabilities	13,127,000	12,116,000

Total liabilities	277,411,000	277,154,000

SHAREHOLDERS’ DEFICIT
American HomePatient, Inc. shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,573,000 shares	176,000	176,000
Additional paid-in capital	177,127,000	177,094,000
Accumulated deficit	(219,211,000)	(214,681,000)

Total American HomePatient, Inc. shareholders’ deficit	(41,908,000)	(37,411,000)

Noncontrolling interests	7,210,000	7,406,000

Total shareholders’ deficit	(34,698,000)	(30,005,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$242,713,000	$247,149,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Sales and related service revenues, net	$29,099,000	$27,374,000
Rental revenues, net	37,906,000	38,786,000

Total revenues, net	67,005,000	66,160,000

EXPENSES:
Cost of sales and related services	14,569,000	14,378,000
Cost of rentals and other revenues, including rental equipment depreciation of $5,769,000 and $6,410,000, respectively	8,065,000	8,568,000
Operating expenses	34,457,000	35,065,000
Bad debt expense	1,796,000	1,296,000
General and administrative	5,116,000	5,126,000
Depreciation, excluding rental equipment, and amortization	932,000	1,024,000
Interest expense, net	3,798,000	3,866,000
Other (income) expense	(87,000)	14,000
Change of control income	(3,000)	(3,000)

Total expenses	68,643,000	69,334,000

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,638,000)	(3,174,000)

Provision for income taxes	1,135,000	1,164,000

NET LOSS	$(2,773,000)	$(4,338,000)

Less: Net income attributable to the noncontrolling interests	$(996,000)	$(830,000)

NET LOSS ATTRIBUTABLE TO AMERICAN HOMEPATIENT, INC.	(3,769,000)	(5,168,000)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO AMERICAN HOMEPATIENT, INC. COMMON SHAREHOLDERS
- Basic	$(0.21)	$(0.29)

- Diluted	$(0.21)	$(0.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	17,573,000	17,573,000

- Diluted	17,573,000	17,573,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to American HomePatient, Inc.	$(3,769,000)	$(5,168,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change of control income	(3,000)	(3,000)
Gain on sale of infusion branch	—	(184,000)
Deferred tax expense	995,000	1,069,000
Depreciation and amortization	6,701,000	7,434,000
Bad debt expense	1,796,000	1,296,000
Stock compensation expense	57,000	90,000
Net income attributable to noncontrolling interests	996,000	830,000

Change in assets and liabilities:
Restricted cash	250,000	—
Accounts receivable	(4,230,000)	5,943,000
Inventories	1,201,000	2,156,000
Prepaid expenses and other current assets	885,000	2,900,000
Deferred revenue	(14,000)	(1,165,000)
Accounts payable, other payables and accrued expenses	(837,000)	(3,908,000)
Other assets and liabilities	433,000	1,751,000

Net cash provided by operating activities	4,461,000	13,041,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payments for additions to property and equipment, net	(5,254,000)	(5,606,000)
Proceeds from sale of infusion branch	—	271,000

Net cash used in investing activities	$(5,254,000)	$(5,335,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	$(1,202,000)	$(1,299,000)
Contributions from noncontrolling interests	10,000	—
Principal payments on long-term debt and capital leases	(1,796,000)	(7,670,000)

Net cash used in financing activities	(2,988,000)	(8,969,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,781,000)	(1,263,000)

CASH AND CASH EQUIVALENTS, beginning of period	23,613,000	18,831,000

CASH AND CASH EQUIVALENTS, end of period	$19,832,000	$17,568,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$3,840,000	$3,954,000

Cash payments of income taxes	$130,000	$76,000

Non-Cash Activity:
Capital leases entered into for property and equipment	$—	$1,153,000
Changes in accounts payable related to purchases of property and equipment	$1,108,000	$(634,000)
Change of control:
Other liabilities	$21,000	$6,000
Additional paid-in capital	$(24,000)	$(9,000)
Cumulative adjustment for deferred revenue	$761,000	$—

Supplemental Disclosure of Investing Activities:
Disposition of infusion branch:
Inventories sold	$—	$87,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements of American HomePatient, Inc. and its subsidiaries (the “Company”) for the three months ended March 31, 2010 and 2009 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at March 31, 2010, its results of operations for the three months ended March 31, 2010 and 2009 and its cash flows for the three months ended March 31, 2010 and 2009.
The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the entire respective years. Subsequent events have been evaluated as disclosed in Note 4. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.
Certain reclassifications of prior year amounts related to consolidation of the Company’s 50% owned joint ventures have been made to conform to the current year presentation. The reclassification did not affect net income attributable to the Company for any prior period. (See Note 2 below.)
2. CONSOLIDATION OF 50%-OWNED JOINT VENTURES
Prior to January 1, 2010, the Company accounted for its 50%-owned joint ventures as equity investments. Effective January 1, 2010, the Company began consolidating its 50%-owned joint ventures as a result of the Company’s adoption of the provisions of Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)). ASU 2009-17 was issued by the FASB in December 2009 and was effective for periods beginning after December 15, 2009. ASU 2009-17, which amends the Variable Interest Entity (“VIE”) Subsections of ASC Subtopic 810-10, Consolidation — Overall, revises the test for determining the primary beneficiary of a VIE from a primarily quantitative risks and rewards calculation based on the VIE’s expected losses and expected residual returns to a primarily qualitative analysis based on identifying the party or related-party group (if any) with (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. Management concluded the Company is the primary beneficiary of the 50%-owned joint ventures in accordance with the provisions outlined in ASU 2009-17 and therefore began consolidating the 50%-owned joint ventures effective January 1, 2010.

ASU 2009-17 states that the difference between the amount added to the balance sheet of the consolidating entity and the amount of any previously recognized interest in the newly consolidated VIEs shall be recognized as a cumulative effect adjustment to retained earnings. The 50%-owned joint ventures had not previously recognized deferred revenues associated with rental arrangements. Upon consolidation on January 1, 2010, deferred revenue for the 50%-owned joint ventures in the amount of $761,000 was recognized by the Company. As a result, the Company recorded a cumulative adjustment on January 1, 2010 which increased deferred revenue and increased accumulated deficit by $761,000.
Summarized financial information of the nine 50%-owned joint ventures at March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009

Cash	$1,367,000	$1,669,000
Accounts receivable, net	3,874,000	3,597,000
Property and equipment, net	3,547,000	3,534,000
Other assets	2,949,000	2,989,000

Total assets	$11,737,000	$11,789,000

Accounts payable and accrued expenses	$449,000	$878,000
Deferred revenue	761,000	—

Total liabilities	$1,210,000	$878,000

3. GOING CONCERN AND LIQUIDITY
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has long-term debt of $226.4 million (the “Secured Debt”) at March 31, 2010, which was due to be repaid in full on August 1, 2009, as evidenced by a promissory note to the agent for the Company’s lenders (the “Lenders”) under a previous senior debt facility that is secured by substantially all of the Company’s assets. Highland Capital Management, L.P. controls a majority of the Secured Debt. The entire amount of the Secured Debt is included in current portion of long-term debt and capital leases at March 31, 2010. A Restructuring Support Agreement (see Note 4, “Subsequent Events” for a more detailed discussion) has been entered into by and among the Company, NexBank, SSB (the “Agent”), and a majority of the senior debt holders, which provides for restructuring the Company and the Company’s senior debt. The Company’s cash flow from operations and existing cash were not sufficient to repay the Secured Debt by the maturity date, and the Company was unable to refinance the Secured Debt by the maturity date. If the Company is unable to restructure the Secured Debt pursuant to the Restructuring Support Agreement, the Company must refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will not be possible at this time, which raises substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the transactions contemplated by the Restructuring Support Agreement will be consummated, and if the Secured Debt is not restructured under the Restructuring Support Agreement then it is unlikely that any of the Company’s other efforts to address the debt maturity issue can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to resolve the debt maturity issue. Subject to the limitations provided by the Restructuring Support

Agreement, the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock.
4. SUBSEQUENT EVENTS
On April 27, 2010, the Company entered into an agreement with its Lenders and its largest shareholder, Highland Capital Management, L.P. (“Highland”), with respect to restructuring the Company and the Company’s senior debt (the “Restructuring Support Agreement”). The Company has entered into the Restructuring Support Agreement in order to address its Secured Debt maturity issue. Pursuant to the Restructuring Support Agreement, the Company has agreed to propose to its stockholders for their approval a change in Company’s state of incorporation from Delaware to Nevada (the “Reincorporation”) as the first step in a series of transactions that is expected to result in each stockholder other than Highland and its affiliates receiving $0.67 per share for each share owned of the Company’s common stock. As a result of these transactions, including the follow-on merger described below, the Company would cease to be a publicly traded company.
The Restructuring Support Agreement requires the Company, subject to a series of conditions (including the approval by its stockholders of the Reincorporation), to undertake a series of transactions, including the Reincorporation, a self-tender offer by the Company to repurchase outstanding shares of its common stock, a long-term restructuring of the Company’s secured debt, and a follow-on merger that would make the Company a private company.
Pursuant to the Restructuring Support Agreement, and subject to the terms and conditions contained therein:
•	The Company agreed to retire at a 15% discount a portion of its outstanding secured debt obligations held by a single entity that is equal to approximately 4.5% of the total outstanding secured debt.
•	Highland and its affiliates, who collectively beneficially own approximately 48% of the outstanding common stock of the Company as of the date of the Restructuring Support Agreement, each agreed to vote their stock in favor of the Reincorporation.
•	Conditioned upon approval of the Reincorporation by the Company’s stockholders, the Company agreed to carry out the Reincorporation. In the Reincorporation, stockholders in the Company will become stockholders in a new parent company of the Registrant incorporated in Nevada (the “New Company”).
•	If the Reincorporation is approved and carried out as described above, the New Company agreed that it would then commence a self-tender offer to its stockholders (other than Highland and its affiliates) at $0.67 per share. This tender offer will not occur if the Reincorporation is not approved.
•	In the event this self-tender offer is accepted by a number of the New Company’s stockholders holding shares which together with the shares owned by Highland and its affiliates, represent at least 90% of the number of its outstanding shares, and subject to other customary closing conditions, the New Company agreed that it would repurchase all of the tendered shares.

•	If the self-tender offer is accepted, the Lenders have agreed to restructure its debt into two four-year secured term loans. This restructuring will not occur if the tender offer does not close. The first lien term loan would be in a principal amount of approximately $100.0 million, and the second lien term loan would have a principal amount of approximately $126.4 million. The second lien term loan would bear a higher rate of interest than the first lien term loan (however, the substantial majority of interest under the second lien term loan could be paid in kind at the election of the Company), but would rank junior in priority pursuant to the terms of a customary intercreditor agreement. Both term loans would have a variable interest rate component, but in all instances would bear interest at a rate higher than the current 6.785% fixed interest rate on the Company’s Secured Debt.
•	If the self-tender offer is completed, but less than 100% of the shares of the New Company not owned by Highland or its affiliates are tendered, Highland has agreed to take all actions to cause the Company to initiate a follow-on merger at the conclusion of the self-tender offer pursuant to which the remaining shares of common stock in the New Company not held by Highland and its affiliates would be cancelled in exchange for sixty-seven cents ($0.67) per share. Highland then would cause the Company to de-register its stock pursuant to federal securities laws.
The Restructuring Support Agreement may be terminated under certain circumstances, including by either party if the Reincorporation has not occurred on or prior to August 10, 2010 or the self-tender offer has not been completed on or prior to September 30, 2010.
The above summary of the Restructuring Support Agreement does not set forth all details of the Reincorporation and related transactions and is subject to, and qualified in its entirety by, the full text of the Restructuring Support Agreement attached as Exhibit 10.4 to this quarterly report, which is incorporated to this description by reference.
This description may be deemed to be solicitation material in respect of the proposed Reincorporation and related transactions. In connection with the proposed Reincorporation, the Company intends to file relevant materials with the SEC, including a proxy statement on Schedule 14A. COMPANY STOCKHOLDERS ARE URGED TO READ THE COMPANY’S PROXY STATEMENT BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED REINCORPORATION. Investors and security holders will be able to obtain the proxy statement and other relevant documents free of charge at the SEC’s web site, http://www.sec.gov, and the Company’s stockholders will receive information at an appropriate time on how to obtain transaction-related documents for free from the Company. Such documents are not currently available.
The Company, its directors and its executive officers may be deemed to be participants in the solicitation of proxies from the Company’s stockholders in respect of the proposed Reincorporation. Information about the Company’s directors and executive officers is set forth in the proxy statement for the Company’s 2009 Annual Meeting of Stockholders, which was filed with the SEC on April 22, 2009. Investors may obtain additional information regarding the interest of such participants by reading the proxy statement regarding the Reincorporation when it becomes available.

5. STOCK BASED COMPENSATION
The Company records compensation costs for fixed plan stock options based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense are calculated using the Black-Scholes option-pricing model. Allocation of compensation expense is made using historical option terms for option grants made to the Company’s employees and historical Company stock price volatility since the Company’s emergence from bankruptcy.
There were no options granted during the first quarter ended March 31, 2010. There were 415,000 options granted during the first quarter ended March 31, 2009. The estimated fair value of these options was $0.17 per share using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 101%; expected life of 5 years; and risk-free interest rate of 2.06%.
The Company recognized $57,000 and $90,000 of stock-based compensation expense in the three months ended March 31, 2010 and 2009, respectively.
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
An analysis of stock options outstanding under the 1991 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2009	2,736,000	$1.55
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at March 31, 2010	2,736,000	$1.55

There were no stock options exercised during the three months ended March 31, 2010 or 2009. At March 31, 2010, there was $0.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1991 Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

		Weighted
		Average
		Grant-date
Nonvested Options	Options	Fair Value

Balance at December 31, 2009	834,917	$0.52
Granted	—	—
Vested	(355,334)	0.61
Forfeited	—	—

Balance at March 31, 2010	479,583	$0.44

Options granted under the 1991 Plan as of March 31, 2010 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	March 31,	March 31,	at March 31,	at March 31,
Grant	Outstanding	Prices	Price	Years	Value	2010	2010	2010	2010

2000	220,000	$0.17 to $0.30	$0.18	0.60	5,300	220,000	$0.18	0.60	5,300
2004	450,000	$1.31 to $1.80	$1.64	4.14	—	450,000	$1.64	4.14	—
2005	170,000	$2.21 to $3.55	$2.97	4.85	—	170,000	$2.97	4.85	—
2006	470,000	$0.61 to $3.30	$3.24	5.90	—	467,500	$3.26	5.90	—
2007	496,000	$1.25 to $2.40	$1.63	7.00	—	477,250	$1.62	6.98	—
2008	525,000	$0.85 to $1.03	$1.02	7.94	—	336,667	$1.02	7.93	—
2009	405,000	$0.22	$0.22	8.92	—	135,000	$0.22	8.92	—

	2,736,000				$5,300	2,256,417			$5,300

Options granted under the 1991 Plan as of December 31, 2009 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Dec. 31,	Dec. 31,	at Dec. 31,	at Dec. 31,
Grant	Outstanding	Prices	Price	Years	Value	2009	2009	2009	2008

2000	220,000	$0.17 to $0.30	$0.18	0.85	—	220,000	$0.18	0.85	—
2004	450,000	$1.31 to $1.80	$1.64	4.39	—	450,000	$1.64	4.39	—
2005	170,000	$2.21 to $3.55	$2.97	5.10	—	170,000	$2.97	5.10	—
2006	470,000	$0.61 to $3.30	$3.24	6.14	—	467,500	$3.26	6.14	—
2007	496,000	$1.25 to $2.40	$1.63	7.24	—	418,583	$1.63	7.23	—
2008	525,000	$0.85 to $1.03	$1.02	8.18	—	175,000	$1.02	8.18	—
2009	405,000	$0.22	$0.22	9.16	—	—	$—	9.16	—

	2,736,000				$—	1,901,083			$—

Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a four year vesting period and expire in ten years. Options granted in 2007, 2008, and 2009 have a three year vesting period and expire in ten years. As of March 31, 2010 and December 31, 2009, shares available for future grants of options under the 1991 Plan total 310,109.
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
An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2009 and March 31, 2010	570,000	$1.18

Options granted under the 1995 Plan as of December 31, 2009 and March 31, 2010 have the following characteristics:

				Weighted	Weighted
				Average	Average		Weighted	Aggregate	Aggregate
				Remaining	Remaining		Average	Intrinsic	Intrinsic
			Weighted	Contractual	Contractual		Exercise	Value	Value
			Average	Life in	Life in		Price of	of Options	of Options
Year of	Options	Exercise	Exercise	Years	Years	Options	Options	Exercisable	Exercisable
Grant	Outstanding	Prices	Price	12/31/2009	3/31/2010	Exercisable	Exercisable	12/31/2009	3/31/2010

2000	140,000	$0.20 to $0.30	$0.26	0.61	0.37	140,000	$0.26	—	—
2001	15,000	$0.75	$0.75	2.00	1.75	15,000	$0.75	—	—
2002	15,000	$0.15	$0.15	3.00	2.76	15,000	$0.15	—	750
2003	80,000	$1.29	$1.29	4.00	3.76	80,000	$1.29	—	—
2004	100,000	$1.18 to $3.46	$2.32	4.71	4.47	100,000	$2.32	—	—
2005	50,000	$3.27	$3.27	6.00	5.76	50,000	$3.27	—	—
2006	50,000	$1.40	$1.40	7.01	6.76	50,000	$1.40	—	—
2007	40,000	$1.12	$1.12	8.01	7.76	40,000	$1.12	—	—
2008	40,000	$0.12	$0.12	9.01	8.76	40,000	$0.12	400	3,200
2009	40,000	$0.14	$0.14	10.00	9.76	40,000	$0.14	—	2,400

	570,000					570,000		$400	$6,350

The Directors’ options are fully vested upon issuance and expire ten years from date of issuance.

6. NET (LOSS) INCOME PER COMMON SHARE
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
The following information is necessary to calculate net loss per share for the periods presented:

	Three Months Ended March 31,
	2010	2009

Net loss attributable to American
HomePatient, Inc.	$(3,769,000)	$(5,168,000)

Weighted average common shares outstanding	17,573,000	17,573,000
Effect of dilutive options	—	—

Adjusted diluted common shares outstanding	17,573,000	17,573,000

Net loss per common share attributable to
American HomePatient, Inc. common
shareholders
- Basic	$(0.21)	$(0.29)

- Diluted	$(0.21)	$(0.29)

7. INCOME TAXES
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
Amortization of the Company’s indefinite-life intangible assets, consisting of goodwill, ceased for financial statement purposes for the year ended December 31, 2002. The Company had a deferred tax liability of $12.0 million as of December 31, 2009 and $13.0 million at March 31, 2010 relating to indefinite-life intangibles. The Company cannot determine when the reversal of this deferred tax liability will occur, or whether such reversal would occur within the Company’s net operating loss carry-forward period. For the three months ended March 31, 2010 and 2009, the Company recognized a non-cash charge totaling $1.0 million and $1.1 million, respectively, to income tax expense to increase the valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.
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
The Company also established an irrevocable trust in the second quarter of 2007 to pay the various components of the change of control obligation. During the remainder of 2007, the Company reduced the change of control expense and related liability by $1.0 million due to revaluation of the fair value of Mr. Furlong’s outstanding stock options as of December 31, 2007. This decrease in expense was the result of a decline in the market value of the Company’s common stock at December 31, 2007.
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
During each of the three month periods ended March 31, 2010 and 2009, the Company reduced its change of control expense by $3,000 as a result of the reduction of the liability associated with the Company’s obligation to pay certain insurance for Mr. Furlong until January 1, 2011. At March 31, 2010 and December 31, 2009 the irrevocable trust had a balance of $1.4 million and was reflected in prepaid expenses and other current assets on the consolidated balance sheets.
9. FAIR VALUE MEASUREMENTS
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
Money Market Accounts — The Company currently has cash, overnight purchase agreements, and an irrevocable trust that are primarily invested in money market funds. These items are classified as Level 1 because fair value is determined by quoted market prices in an active market.
At March 31, 2010 and December 31, 2009, it was not practicable to estimate the fair value of the Company’s Secured Debt because of the August 1, 2009 maturity date and no market existed for comparable debt instruments and because of the Company’s inability to estimate the fair value without incurring excessive costs.
10. SECURED DEBT
The Company has Secured Debt of $226.4 million, as evidenced by a promissory note to the agent for the Company’s lenders (“Lenders”). This indebtedness is secured by substantially all of the assets of the Company and matured on August 1, 2009. As described more fully in Note 3, “Going Concern and Liquidity,” the Company was not able to repay this debt at or prior to maturity from cash flow from operations and existing cash, or refinance this debt prior to the maturity date. As described more fully in Note 4, “Subsequent Events,” the Company has entered into a Restructuring Support Agreement with the Lenders in order to restructure the Secured Debt.
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
11. RECENTLY ADOPTED ACCOUNTING STANDARDS
The FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)) in December 2009. ASU 2009-17, which amends the Variable Interest Entity (“VIE”) Subsections of ASC Subtopic 810-10, Consolidation — Overall, revises the test for determining the primary beneficiary of a VIE from a primarily quantitative risks and rewards calculation based on the VIE’s expected losses and expected residual returns to a primarily qualitative analysis based on identifying the party or related-party group (if any) with (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The ASU requires kick-out rights and participating rights to be ignored in evaluating whether a variable interest holder meets the power criterion unless those rights are unilaterally exercisable by a single party or related party group. The ASU also revises the criteria for determining whether fees paid by an entity to a decision maker or another service provider are a variable interest in the entity and revises the Topic 810 scope characteristic that identifies an entity as a VIE if the equity-at-risk investors as a group do not have the right to control the entity through their equity interests to address the impact of kick-out rights and participating rights on the analysis. Finally, the ASU adds a new requirement to reconsider whether an entity is a VIE if the holders of the equity investment at risk as a group lose the power, through the rights of those interests, to direct the activities that most significantly impact the VIE’s economic performance, and requires a company to reassess on an ongoing basis whether it is deemed to be the primary beneficiary of a VIE. ASU 2009-17 is effective for periods beginning after December 15, 2009 and may not be early adopted. Adoption of ASU 2009-17 resulted in the Company consolidating its 50%-owned joint ventures beginning January 1, 2010.
12. GOODWILL IMPAIRMENT ANALYSIS
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
The liabilities of the Company continue to exceed its assets resulting in a negative carrying value of approximately $34.7 million at March 31, 2010. The equity based fair value of the Company and its one reporting unit is approximately $3.5 million at March 31, 2010. Accordingly, the Company’s fair value exceeds its carrying value as of March 31, 2010 and, by definition, no goodwill impairment is indicated. As long as the Company has a negative carrying value and has a positive fair value (market capitalization), goodwill impairment will not be indicated pursuant to ASC 350, which states “if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.”
The Company is currently working toward a resolution of its debt maturity issue (see Note 4). If the resolution of this issue includes additional equity resulting in a positive carrying value of the Company and the positive carrying value exceeds the fair value of the reporting unit, goodwill of the Company in the amount of $123.6 million at March 31, 2010 may be partially or completely impaired at that time.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “projects,” “may,” “plan,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the proposed Reincorporation and the related transactions, the Company’s business strategy, the ability to satisfy interest expense and principal repayment obligations or to otherwise address those obligations, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, adoption of, or changes in, accounting policies and practices, existing government regulations and changes in, or the failure to comply with, governmental regulations, legislative proposals for healthcare reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and current and future reimbursement rates, as well as reimbursement reductions and the Company’s ability to mitigate the impact of the reductions. Such statements are not guarantees of future performance and are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.
Overview
     American HomePatient, with operations in 33 states, provides home health care services and products consisting primarily of respiratory and infusion therapies, the rental and sale of home medical equipment, and the sale of home health care supplies.

     The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Three months ended March 31,
	2010	2009
Oxygen systems	38%	37%
Sleep therapy	36	34
Inhalation drugs	6	5
Nebulizers	2	2
Other respiratory	2	4

Total home respiratory therapy services	84%	82%

Enteral nutrition services	5	5
Other infusion services	4	4

Total home infusion therapy services	9%	9%

Total home medical equipment and supplies	7%	9%

	100%	100%

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
     Revenue Growth. The Company operates in an industry with pre-set prices subject to reimbursement reductions. Therefore, in order to increase revenue, the Company must increase the volume of sales and rentals. Reductions in reimbursement levels can more than offset an increase in volume. Management closely tracks overall increases and decreases in sales and rentals as well as increases and decreases by product line and by branch location and geographic area in order to identify product line or geographic weaknesses and take corrective actions. The Company’s sales and marketing focus includes: (i) emphasizing profitable revenue growth by focusing on oxygen and sleep-related products and services and by increasing the Company’s mix of Medicare and profitable managed care business; (ii) strengthening its sales and marketing efforts through a variety of programs and initiatives; (iii) heightened emphasis on sleep therapy and implementation of initiatives to expand sales of CPAP supplies; and (iv) expanding managed care revenue through greater management attention and prioritization of payors to secure managed care contracts at acceptable levels of profitability. Improvement in the Company’s ability to grow higher margin revenues will be critical to the Company’s success. Management will continue to review and monitor progress with its sales and marketing efforts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense increased from $1.3 million for the three months ended March 31, 2009 to $1.8 million for the three months ended March 31, 2010. As a percentage of net revenue, bad debt expense increased from 2.0% for the three months ended March 31, 2009 to 2.7% for the three months ended March 31, 2010. The increase in bad debt expense in the first quarter of 2010 is primarily attributable to a temporary decrease in cash collections resulting from temporary delays in bill submissions associated with procedural changes implemented in early 2010.
     Cash Flow. The Company’s funding of day-to-day operations and all payments required to the Company’s secured creditors comes from cash flow and cash on hand. The Company currently does not have access to a revolving line of credit. The Company’s Secured Debt matured on August 1, 2009. Under the terms of the Restructuring Support Agreement, the Lenders have agreed to forbear from exercising rights and remedies until the consummations of the transactions contemplated by the Restructuring Support Agreement or the termination of the Restructuring Support Agreement. The nature of the Company’s business requires substantial capital expenditures in order to buy the equipment used to generate revenues. As a result, management views cash flow as particularly critical to the Company’s operations. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable, and inventories) and current liabilities (principally accounts payable, accrued expenses and the Secured Debt). Management attempts to monitor and improve cash flow in a number of ways, including inventory utilization analysis, cash flow forecasting, and accounts receivable collection. In that regard, the length of time that it takes to collect receivables can have a significant impact on the Company’s liquidity as described below in “Days Sales Outstanding.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company also monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO was 44 and 38 days at March 31, 2010 and December 31, 2009, respectively. This increase in DSO is primarily the result of temporary delays in bill submissions in the first quarter of 2010 associated with procedural changes implemented in early 2010.

     Unbilled Revenues. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which is the amount of sales and rental revenues not yet billed to payors due to incomplete documentation or the receipt of the Certificate of Medical Necessity (“CMN”). The amount of unbilled revenue was $4.7 million and $4.0 million for March 31, 2010 and December 31, 2009, respectively, net of valuation allowances. The increase in unbilled revenue is primarily attributable to temporary delays in bill submissions in the first quarter of 2010 associated with procedural changes implemented in early 2010.
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
     The Company’s Secured Debt Matured on August 1, 2009. For a discussion of the Company’s secured debt maturity, see “Risk Factors,” “Note 4 — Subsequent Events,” and “Liquidity and Capital Resources.”
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
•	A change in oxygen equipment modalities (e.g. from a concentrator to a stationary liquid system) prior to the end of the reasonable useful lifetime does not result in the start of a new 36 month rental period or new reasonable useful lifetime period, unless the change is medically justified and supported by written documentation from the patient’s physician. In addition, replacing oxygen equipment that is not functioning properly prior to the end of the reasonable useful lifetime period does not result in the start of a new 36 month rental period or new reasonable useful lifetime period. Finally, the transfer by a beneficiary to a new supplier prior to the end of the reasonable useful lifetime period does not result in the start of a new 36 month rental period or new reasonable useful lifetime period.

•	Suppliers furnishing liquid or gaseous oxygen equipment during the initial 36 month rental period will be required to continue furnishing oxygen contents for any period of medical need following the 36 month rental cap for the remainder of the reasonable useful lifetime of the equipment. The reimbursement rate for portable oxygen contents increases from approximately $29 per month during the 36 month rental period to approximately $77 per month after the 36 month rental period. At the start of a new 36 month rental period, the reimbursement rate for portable oxygen contents will revert back to approximately $29 per month.

•	Suppliers are responsible for performing any repairs or maintenance and servicing of the oxygen equipment that is necessary to ensure that the equipment is in good working order for the reasonable useful lifetime of the oxygen equipment. No payment will be made for supplies, repairs, or maintenance and servicing during the initial 36 month rental period. Effective July 2010, beginning six months after the 36 month cap, a maintenance and servicing payment of $66 will be paid every six months. The maintenance and servicing fee covers all maintenance and servicing needed during the six month period. The supplier is responsible for performing all necessary maintenance, servicing and repair of the equipment at the time it is needed and must also visit the beneficiary’s home during the first month of each six month period to inspect the equipment and perform any necessary maintenance and servicing needed at the time of each visit.

•	The Company’s financial results were materially and adversely impacted beginning in 2009 as a result of changes in oxygen reimbursement as described above. Including the 50% owned joint ventures, net revenue and net income were reduced in the twelve months of 2009 by approximately $20.0 million and $18.8 million, respectively, as a result of the reimbursement changes related to the 36 month oxygen cap.
•	On August 3, 2006, CMS published a Proposed Rule to implement the changes required by the DRA relating to the payment for oxygen, oxygen equipment, and capped rental

DME items. The rule, which became final November 9, 2006 (“DRA Implementation Rule”), establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The DRA Implementation Rule also establishes a reimbursement rate for portable oxygen generating equipment and changes regulations related to maintenance reimbursement and equipment replacement reimbursement. Under the DRA Implementation Rule, during the initial 36 months of rental, the reimbursement rate for concentrators and stationary liquid and gas systems was approximately $199 per month for calendar years 2007 and 2008, approximately $193 per month for 2009, and approximately $189 per month for 2010. Under the DRA Implementation Rule, the reimbursement rate for liquid or gas portable equipment during the initial 36 months of rental is approximately $32 per month from 2007 through 2010. As a result of the enactment of MIPPA in July of 2008, the above reimbursement rates were decreased by 9.5% beginning on January 1, 2009. Including the 50% owned joint ventures, the Company estimates the reduction in the rate for concentrators and stationary systems for 2010 will reduce net revenue and net income by approximately $0.8 million in 2010.
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
     To offset the savings not realized as a result of the first round competitive bidding delay, MIPPA called for a nationwide 9.5% reduction in Medicare rates which began on January 1, 2009 for products included in the first round of competitive bidding. Including the 50% owned joint ventures, this 9.5% reduction reduced the Company’s net revenue and net income by approximately $9.5 million and $8.9 million, respectively, in the twelve months of 2009. MIPPA also requires CMS to make certain changes to the bidding process and repeals the transfer of title of oxygen equipment to Medicare beneficiaries at the end of 36 months of continuous rental, as specified in the Deficit Reduction Act of 2005. At this time, the exact timing and financial impact of competitive bidding is not known, but management believes the impact could be material.
     Over the past several years in anticipation of continued reductions in reimbursement, the Company has implemented various initiatives to improve productivity and reduce costs. These initiatives have focused on the centralization of certain activities previously performed at branches and billing centers, consolidation of certain billing center functions, and reductions of costs associated with delivery of products and services to patients. The Company has also implemented strategies designed to improve revenue growth, especially in the areas of oxygen and sleep therapy. A portion of the reimbursement reductions described above have been offset by productivity improvements, cost reductions, and growth in respiratory revenue, especially sleep therapy revenues. Management cannot provide any assurance that future initiatives to improve productivity and/or increase revenues will be successful and there can be no guarantee that actual cash flow in 2010 will be consistent with management’s projections.
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
     The four Jurisdictions published new revised LCDs on September 19, 2008 in order to provide guidance for PAP equipment beyond the guidelines contained in the NCD. The LCDs require, effective November 1, 2008, a face-to-face physician visit prior to the physician ordering sleep testing which should generally contain a sleep history with symptoms associated with obstructive sleep apnea (OSA) and sleep inventory, as well as pertinent physical examination. The LCD also requires an initial three-month trial period during which (no sooner than the 31st day but no later than the 91st day after beginning treatment) there must be an additional face-to-face physician visit. The treating physician must conduct a clinical reevaluation and document that the beneficiary is benefiting from PAP therapy. This policy also requires compliance data be provided to show patient’s use of the CPAP machine for four hours per night 70% of nights within a 30 day timeframe during the initial 90 days of treatment in order to document medical necessity. The Company has adapted its operations as a result of the policy changes outlined in the LCDs. The Company’s revenue and profitability have been and will continue to be negatively impacted by these policy changes. During 2009, the Company’s net revenue and net income were reduced by approximately $2.5 million as a result of the implementation of the Medicare PAP policy. The Company cannot accurately predict the future magnitude of the impact at this time as the Company is still working through the newly-implemented processes to aid patients in improving compliance.
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
     The following proposed changes, if enacted in their proposed or a modified form, could have a significant impact on the Company:
     Proposals to Further Reduce the Reimbursement for Oxygen Equipment: In September 2006, the Office of Inspector General of the Department of Health and Human Services issued a report entitled “Medicare Home Oxygen Equipment: Cost and Servicing.” This report recommended, among other things, that CMS work with Congress to reduce the current 36 month rental period for oxygen equipment and specifically noted the anticipated savings to the Medicare program if the rental period was capped at 13 months. Subsequently, CMS issued a response indicating agreement with this recommendation. Additionally, the proposed budget of the United States Government for fiscal year 2009 included a proposal to limit Medicare reimbursement of rental payments for most oxygen equipment to 13 months from the current 36 months as specified in the DRA. There was no formal action taken on this budget proposal. However, as described above, MIPPA required a nationwide 9.5% reduction in Medicare reimbursement rates beginning January 1, 2009 for products included in the first round of competitive bidding (which includes oxygen equipment) and repealed the requirement to transfer title to the oxygen equipment to the beneficiary at the end of the initial 36 months of rental.
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
     Proposed Supplier Standards: In February of 2008, CMS published proposed supplier standards to address concerns about the easy entry into the Medicare program by unqualified and fraudulent providers. The proposed standards include, among other things, prohibition of contracting licensed services to other entities, requirements to maintain a minimum square footage for a business location, maintaining an operating business telephone number, a prohibition on the forwarding of telephone calls from the primary business location to another location, and a requirement for the business location to be open to the public a minimum of 30 hours per week.

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

     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

	Percentage of Revenues
	Three Months Ended March 31,
	2010	2009
Revenues	100.0%	100.0%

Cost of sales and related services	21.7	21.7
Cost of rental, including rental equipment depreciation	12.0	13.0
Operating expenses	51.4	53.0
Bad debt expense	2.7	2.0
General and administrative	7.6	7.7
Depreciation, excluding rental equipment, and amortization	1.4	1.5
Interest expense, net	5.7	5.8
Other income, net	(0.1)	—
Change of control income	—	—

Total expenses	102.4%	104.7%

Loss from operations before income taxes	(2.4)	(4.7)
Provision for income taxes	1.7	1.8

Net loss	(4.1)%	(6.5)%

Less: Net income attributable to the noncontrolling interests	(1.5)	(1.3)

Net loss attributable to American HomePatient, Inc.	(5.6)%	(7.8)%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenues. Revenues increased from $66.2 million for the quarter ended March 31, 2009 to $67.0 million for the same period in 2010, an increase of $0.8 million, or 1.2%. The increase in revenue is primarily attributable to growth in the Company’s core respiratory product lines of oxygen and sleep therapy, partially offset by reductions in revenue associated with non-respiratory home medical equipment (“HME”) and infusion therapy as a result of the Company’s continued reduction in emphasis of these less profitable product lines. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues increased from $27.4 million for the quarter ended March 31, 2009 to $29.1 million for the same period of 2010, an increase of $1.7 million, or 6.2%. This increase is primarily the result of increased sleep therapy revenue and inhalation drug revenue, partially offset by a decrease in revenue associated with non-focus product lines, including non-respiratory HME and infusion therapy.
Rental Revenues. Rental revenues decreased from $38.8 million for the quarter ended March 31, 2009 to $37.9 million for the same period in 2010, a decrease of $0.9 million, or 2.3%. This decrease is primarily the result of a decrease in revenue associated with non-focus product lines, partially offset by an increase in oxygen revenue.
Cost of Sales and Related Services. Cost of sales and related services increased from $14.4 million for the quarter ended March 31, 2009 to $14.6 million for the same period in 2010, an increase of $0.2 million, or 1.4%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 52.5% for the quarter ended March 31, 2009 to 50.1% for the same period in 2010. This decrease is primarily attributable to improved vendor pricing for certain products, reductions in sales of less profitable product lines, and a change in product mix associated with inhalation drug revenue.
Cost of Rental Revenues. Cost of rental revenues decreased from $8.6 million for the quarter ended March 31, 2009 to $8.1 million for the same period in 2010, a decrease of $0.5 million, or 5.8%. As a percentage of rental revenues, cost of rental revenue decreased from 22.1% for the quarter ended March 31, 2009 to 21.3% for the quarter ended March 31, 2010. This decrease is primarily attributable to a decrease in rental equipment depreciation due to reductions in rental equipment purchases over the past several years largely the result of the Company’s reduced emphasis on non-respiratory HME product lines.
Operating Expenses. Operating expenses decreased from $35.1 million for the quarter ended March 31, 2009 to $34.5 million for the same period in 2010, a decrease of $0.6 million or 1.7%. As a percentage of revenues, operating expenses decreased from 53.0% for the quarter ended March 31, 2009 to 51.4% for the quarter ended March 31, 2010. This decrease is primarily the result of improved operating efficiencies.
Bad Debt Expense. Bad debt expense increased from $1.3 million for the quarter ended March 31, 2009 to $1.8 million for the same period in 2010, an increase of $0.5 million, or 38.5%. As a percentage of revenues, bad debt expense increased from 2.0% for the quarter ended March 31,

2009 to 2.7% for the quarter ended March 31, 2010. The increase in bad debt expense in the first quarter of 2010 is primarily attributable to a temporary decrease in cash collections resulting from temporary delays in bill submissions associated with procedural changes implemented in early 2010. The Company’s net patient accounts receivable decreased from $36.5 million at March 31, 2009 to $32.1 million at March 31, 2010. Additionally, days sales outstanding (“DSO”) decreased from 51 days at March 31, 2009 to 44 days at March 31, 2010. The reduction in net patient accounts receivable and DSO demonstrates the Company’s continued improvements made in its revenue qualification and collection processes.
General and Administrative Expenses. General and administrative expenses were $5.1 million for each of the quarters ended March 31, 2009 and March 31, 2010. As a percentage of revenues, general and administrative expenses decreased from 7.7% for the quarter ended March 31, 2009 to 7.6% for the quarter ended March 31, 2010.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses were $1.0 million for the quarter ended March 31, 2009 and $0.9 million for the quarter ended March 31, 2010.
Interest Expense, Net. Interest expense, net, was $3.9 million for the quarter ended March 31, 2009 and $3.8 million for the quarter ended March 31, 2010.
Other Income, Net. Other income, net, was $0.1 million for the quarter ended March 31, 2010. The majority of other income, net, for the quarter ended March 31, 2010 is due to income related to various life insurance policies.
Provision for Income Taxes. The provision for income taxes was $1.2 million for the quarter ended March 31, 2009 and $1.1 million for the same period in 2010. This expense primarily relates to non-cash deferred federal and state income taxes associated with indefinite lived intangible assets and state income tax expense.
Liquidity and Capital Resources
     The Company has long-term debt of $226.4 million, as evidenced by a promissory note to the agent for the Lenders. This indebtedness is secured by substantially all of the assets of the Company and matured on August 1, 2009. The Company was not able to repay this debt at or prior to maturity from cash flow from operations and existing cash, or refinance this debt prior to the maturity date. A series of forbearance agreements were entered into by and among the Company, the agent, and certain forbearance holders. The parties to the forbearance agreements agreed to not exercise, prior to the expiration of the term of the agreement, any of the rights or remedies available to them as a result of the Company’s failure to repay the secured debt on the maturity date. On April 27, 2010, the Company entered into the Restructuring Support Agreement, which provides for restructuring the Company and the Company’s senior debt in order to address its Secured Debt maturity issue. Pursuant to the Restructuring Support Agreement, the Company has agreed to propose to its stockholders for their approval a change in the Company’s state of incorporation from Delaware to Nevada as the first step in a series of transactions that is expected to result in each stockholder other than Highland and its affiliates receiving $0.67 per share for each share owned of the Company’s common stock. As a result of these transactions, including the follow-on merger, the Company would cease to be a publicly traded company. See Note 4 “Subsequent Events.” Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt would not be possible at this time if the transactions contemplated under the Restructuring Support Agreement are not consummated. Other factors, such as uncertainty regarding the Company’s future profitability would also limit the Company’s ability to resolve the debt maturity issue. However, there can be no assurance that the transaction contemplated under the Restructuring Support Agreement will be consummated, and in such case it is unlikely that a resolution on the debt maturity will be reached with favorable terms to the Company and its stockholders or at all. Subject to the limitations provided by the Restructuring Support Agreement, the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock.
     At March 31, 2010 the Company had current assets of $69.1 million and current liabilities of $264.3 million, resulting in a working capital deficit of $(195.2) million and a current ratio of 0.3x as compared to a working capital deficit of $(187.5) million and a current ratio of 0.3x at March 31, 2009. The current ratio for both periods has been significantly affected by the Company’s secured debt balance being classified as a current liability due to the August 1, 2009 maturity date.
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
     The Company does not have access to a revolving line of credit. As of March 31, 2010, the Company had unrestricted cash and cash equivalents of approximately $19.8 million.
     The Company’s principal cash requirements (other than the repayment of its matured secured debt) are for working capital, capital expenditures, leases, and interest payments on its debt. The Company must meet these on-going cash requirements with existing cash balances and net cash provided by operations.
     While management’s cash flow projections and related operating plans indicate that the Company can adequately fund its operating activities and continue existing interest payments through existing cash and cash flow, cash flows from operations and available cash were not sufficient to repay the Company’s secured debt that matured on August 1, 2009. In light of the current general credit market conditions, if the proposed Reincorporation and the related transactions are not consummated, there can be no assurances that the Company will be able to deal successfully with the debt maturity issue on a timely basis or at all. As a result, the Company’s independent registered public accounting firm added an explanatory paragraph to their report on the Company’s consolidated financial statements for the quarter ended March 31, 2010 that noted these conditions indicated that the Company may be unable to continue as a going concern. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.

     The Company’s future cash flow will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. The majority of the Company’s accounts receivable are patient receivables. Accounts receivable are generally outstanding for longer periods of time in the health care industry than in many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $32.1 million and $29.4 million at March 31, 2010 and December 31, 2009, respectively. Average DSO was approximately 44 and 38 days at March 31, 2010 and December 31, 2009, respectively. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
The table below provides an aging of the Company’s gross patient accounts receivable as of March 31, 2010 and December 31, 2009.

				Greater than
(In thousands)	Total	0-90	91-180	180 days

March 31, 2010	$36,634	$33,148	$3,259	$227
Percent of total	100%	90%	9%	1%

December 31, 2009	$33,646	$30,242	$2,967	$437
Percent of total	100%	90%	9%	1%
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”
     Net cash provided by operating activities was $4.5 million and $13.0 million for the three months ended March 31, 2010 and 2009. Payments made for additions to property and equipment, net were $5.3 million for the three months ended March 31, 2010 compared to $5.6 million for the same period in 2009. Additionally, the Company entered into $1.2 million of capital leases for equipment in the first quarter of 2009. Net cash used in financing activities was $3.0 million and $9.0 million for the three months ended March 31, 2010 and 2009, respectively. The cash used in financing activities for the quarter ended March 31, 2010 includes $1.8 million of principal payments on long-term debt and capital leases. The cash used in financing for the quarter ended March 31, 2009 includes $7.7 million of principal payments on long-term debt and capital leases.

Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of March 31, 2010:

	Twelve Months Ending March 31,					After March 31,
	Total	2011	2012	2013	2014	2014
Secured debt and capital leases	$227,327,000	$227,327,000	$—	$—	$—	$—
Interest on secured debt and capital leases*	5,631,000	5,631,000	—	—	—	—
Operating lease obligations	13,017,000	6,695,000	4,289,000	1,846,000	187,000	—

Total contractual cash obligations	$245,975,000	$239,653,000	$4,289,000	$1,846,000	$187,000	$—

The Secured Debt is comprised entirely of amounts owed to the Lenders that matured on August 1, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Capital leases consist primarily of leases of office and computer equipment. Operating leases are noncancelable leases on certain vehicles and buildings.
At March 31, 2010 the Company had no off-balance sheet commitments or guarantees outstanding.

*	Interest on the Secured Debt in the table above includes interest obligations through August 10, 2010, which is the date the Restructuring Support Agreement may be terminated if the Reincorporation has not occurred.

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
ITEM 4T — CONTROLS AND PROCEDURES
The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2010. Based on such evaluation, such officers have concluded that, as of March 31, 2010, these disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries (the Company) as of March 31, 2010, the related condensed consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American HomePatient, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Note 2 of the Company’s audited financial statements as of December 31, 2009, and for the year then ended disclosed that the Company had a net capital deficiency and had a net working capital deficiency resulting from $226.4 million of debt that matured on August 1, 2009. Our auditors’ report on those financial statements included an explanatory paragraph referring to the matters in note 2 of those financial statements and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in note 3 of the Company’s unaudited interim condensed consolidated financial information as of March 31, 2010, and for the three months then ended, the Company has a net capital deficiency and a net working capital deficiency resulting from $226.4 million of debt that matured on August 1, 2009. As a result of the Restructuring Support Agreement entered into, the Company’s lenders agreed to forbear from exercising the rights and remedies available to them as a result of the Company’s failure to repay the outstanding principal balance until the consummation of the transactions contemplated under the Restructuring Support Agreement or the termination of the Restructuring Support Agreement. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP
Nashville, Tennessee
May 5, 2010

PART II. OTHER INFORMATION
ITEM 1A — RISK FACTORS
This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.
The Company’s secured debt became due on August 1, 2009 and was not repaid.
     The Company maintains a significant amount of debt. The Company has long-term debt of $226.4 million, as evidenced by a promissory note to the agent for the Company’s lenders (“Lenders”). This indebtedness is secured by substantially all of the assets of the Company and matured on August 1, 2009. The Company was not able to repay or refinance this debt at or prior to maturity. As a result, the Company must refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Furthermore, the Company’s independent registered public accounting firm added an explanatory paragraph to their report on the Company’s consolidated financial statements for the three months ended March 31, 2010 that noted these conditions indicated that the Company may be unable to continue as a going concern. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will not be possible at this time. If the proposed Reincorporation is not successful, there can be no assurance that any of the Company’s other efforts to address the debt maturity issue can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to resolve the debt maturity issue. Subject to the limitations provided by the Restructuring Support Agreement (see “Note 4 — Subsequent Events”), the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Events and Uncertainties” and “Liquidity and Capital Resources.”
The Company’s failure to complete the proposed Reincorporation and related transactions could negatively affect the Company and its stockholders.
     On April 27, 2010, the Company entered into a Restructuring Support Agreement with its Lenders and its largest shareholder, Highland Capital Management, L.P., with respect to restructuring the Company and the Company’s senior debt. See “Note 4 — Subsequent Events.” There is no assurance that the Reincorporation and the related transactions will be approved by the Company’s stockholders, and there is no assurance that the other conditions to the completion of the Reincorporation and the related transactions will be satisfied. In connection with the Reincorporation and the related transactions, the Company will be subject to several risks, including the following:

•	the market price of the Company’s common stock may reflect a market assumption that the Reincorporation will occur, and a failure to complete the Reincorporation could result in a decline in the market price of the Company’s common stock;

•	certain costs relating to the Reincorporation, such as legal, accounting and financial advisory fees, are payable by the Company whether or not the Reincorporation is completed;

•	under certain circumstances, if the Reincorporation is not completed, the Company may be required to pay the Lenders a termination fee of up to $2.26 million;

•	there may be substantial disruption to the Company’s business and a distraction of management and employees from day-to-day operations, because matters related to the Reincorporation may require substantial commitments of their time and resources;

•	uncertainty about the effect of the Reincorporation may adversely affect the Company’s relationships with its employees, suppliers and other persons with whom the Company has business relationships; and

•	there may be lawsuits filed against the Company relating to the Reincorporation.
Highland Capital Management, L.P. controls approximately 48% of the Company’s common stock and controls a majority of the Company’s $226.4 million secured debt, which may allow Highland to exert significant influence on the Company.
     Highland Capital Management has beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company. Highland also controls a majority of the Company’s secured promissory notes that represent $226.4 million of secured debt. Highland could exert significant influence on all matters requiring stockholder approval, including the approval of the Reincorporation and the related transactions. Because of its control of the Company’s debt, Highland’s interests may be different than those of holders of common stock who are not also holders of debt.
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
     For the three months ended March 31, 2010, the percentage of the Company’s revenues derived from Medicare, Medicaid and all other payors was 52%, 8%, and 40%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in any of which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     The Company has substantial accounts receivable as evidenced by DSO of 44 days as of March 31, 2010. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.
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

ITEM 6 — EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company dated October 31, 1991 (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company Dated May 14, 1992 (incorporated by reference to the Company’s Registration Statement on Form S-8 dated February 16, 1993).

3.4	Certificate of Ownership and Merger merging American HomePatient, Inc. into Diversicare Inc. dated May 11, 1994 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No.33-89568 on Form S-2).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company dated June 8, 1996 (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.6	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-42777 on Form S-1).

3.7	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 5, 2007).

10.1	Seventh Forbearance Agreement dated January 14, 2010, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (attached).

10.2	Eighth Forbearance Agreement dated February 12, 2010, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (attached).

10.3	Ninth Forbearance Agreement dated March 12, 2010, by American HomePatient, Inc., certain of its direct and indirect subsidiaries, and NexBank, SSB, as agent, and the forebearing holders as identified therein (attached).

10.4	Restructuring Support Agreement entered into by the Company, Highland Capital Management, L.P. and senior lenders dated April 27, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2010.

15.1	Awareness Letter of KPMG LLP.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) — Chief Executive Officer.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) — Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.
May 5, 2010	By:	/s/ Stephen L. Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant