Form 10-Q
period 2010-06-30
AMERICAN HOMEPATIENT INC
filed 2010-08-05
CIK 879181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
American HomePatient, Inc.
(exact name of registrant as specified in its charter)

Nevada	0-19532	27-2457306

(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non -accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
17,653,389
(Outstanding shares of the issuer’s common stock as of August 2, 2010)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
ASSETS	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$15,095,000	$23,613,000
Restricted cash	—	250,000
Accounts receivable, less allowance for doubtful accounts of $4,890,000 and $4,199,000, respectively	31,910,000	29,968,000
Inventories, net of inventory valuation allowances of $186,000 and $212,000, respectively	11,682,000	12,240,000
Prepaid expenses and other current assets	7,863,000	6,690,000

Total current assets	66,550,000	72,761,000

Property and equipment	140,382,000	142,166,000
Less accumulated depreciation and amortization	(106,414,000)	(108,376,000)

Property and equipment, net	33,968,000	33,790,000

Goodwill	123,621,000	123,621,000
Other assets	16,582,000	16,977,000

Total other assets	140,203,000	140,598,000

TOTAL ASSETS	$240,721,000	$247,149,000

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Continued)

	June 30,	December 31,
LIABILITIES AND SHAREHOLDERS’ DEFICIT	2010	2009
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$217,155,000	$229,120,000
Accounts payable	19,510,000	14,153,000
Other payables	731,000	788,000
Deferred revenue	6,089,000	5,292,000
Accrued expenses:
Payroll and related benefits	8,683,000	6,961,000
Insurance, including self-insurance accruals	4,975,000	5,258,000
Other	3,141,000	3,466,000

Total current liabilities	260,284,000	265,038,000

NONCURRENT LIABILITIES:
Capital leases, less current portion	—	3,000
Deferred tax liability	14,010,000	12,031,000
Other noncurrent liabilities	83,000	82,000

Total noncurrent liabilities	14,093,000	12,116,000

Total liabilities	274,377,000	277,154,000

SHAREHOLDERS’ DEFICIT
American HomePatient, Inc. shareholders’ deficit:
Preferred stock, $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value; authorized 35,000,000 shares; issued and outstanding, 17,653,000 and 17,573,000 shares, respectively	176,000	176,000
Additional paid-in capital	176,922,000	177,094,000
Accumulated deficit	(218,357,000)	(214,681,000)

Total American HomePatient, Inc. shareholders’ deficit	(41,259,000)	(37,411,000)

Noncontrolling interests	7,603,000	7,406,000

Total shareholders’ deficit	(33,656,000)	(30,005,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$240,721,000	$247,149,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:

Sales and related service revenues, net	$30,496,000	$28,231,000	$59,595,000	$55,605,000
Rental revenues, net	38,680,000	37,765,000	76,586,000	76,551,000

Total revenues, net	69,176,000	65,996,000	136,181,000	132,156,000

EXPENSES:
Cost of sales and related services	14,135,000	13,997,000	28,704,000	28,375,000
Cost of rentals and other revenues, including rental equipment depreciation of $5,823,000, $6,060,000, $11,592,000 and $12,470,000, respectively	7,824,000	8,292,000	15,889,000	16,860,000
Operating expenses	34,134,000	34,616,000	68,591,000	69,681,000
Bad debt expense	1,521,000	917,000	3,317,000	2,213,000
General and administrative	6,051,000	5,177,000	11,167,000	10,303,000
Depreciation, excluding rental equipment, and amortization	879,000	1,014,000	1,811,000	2,038,000
Interest expense, net	3,723,000	3,822,000	7,521,000	7,688,000
Other income	(625,000)	(100,000)	(712,000)	(86,000)
Change of control income	(3,000)	(3,000)	(6,000)	(6,000)
Gain on extinguishment of debt	(1,524,000)	—	(1,524,000)	—

Total expenses	66,115,000	67,732,000	134,758,000	137,066,000

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	3,061,000	(1,736,000)	1,423,000	(4,910,000)

Provision for income taxes	1,090,000	1,266,000	2,225,000	2,430,000

NET INCOME (LOSS)	$1,971,000	$(3,002,000)	$(802,000)	$(7,340,000)

Less: Net income attributable to the noncontrolling interests	(1,117,000)	(987,000)	(2,113,000)	(1,817,000)

NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN HOMEPATIENT, INC.	$854,000	$(3,989,000)	$(2,915,000)	$(9,157,000)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO AMERICAN HOMEPATIENT, INC. COMMON SHAREHOLDERS
- Basic	$0.05	$(0.23)	$(0.17)	$(0.52)

- Diluted	$0.05	$(0.23)	$(0.17)	$(0.52)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
- Basic	17,607,000	17,573,000	17,590,000	17,573,000

- Diluted	17,932,000	17,573,000	17,590,000	17,573,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to American HomePatient, Inc.	$(2,915,000)	$(9,157,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change of control income	(6,000)	(6,000)
Gain on sale of infusion branch	—	(184,000)
Deferred tax expense	1,979,000	2,125,000
Depreciation and amortization	13,403,000	14,508,000
Bad debt expense	3,317,000	2,213,000
Stock compensation expense	103,000	152,000
Net income attributable to noncontrolling interests	2,113,000	1,817,000
Gain on extinguishment of debt	(1,524,000)	—

Change in assets and liabilities:
Restricted cash	250,000	—
Accounts receivable	(5,259,000)	7,382,000
Inventories	558,000	(1,620,000)
Prepaid expenses and other current assets	(1,173,000)	3,636,000
Deferred revenue	36,000	(1,069,000)
Accounts payable, other payables and accrued expenses	4,003,000	837,000
Other assets and liabilities	333,000	1,979,000

Net cash provided by operating activities	15,218,000	22,613,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payments for additions to property and equipment, net	(10,475,000)	(10,773,000)
Proceeds from sale of infusion branch	—	271,000

Net cash used in investing activities	$(10,475,000)	$(10,502,000)

(Continued)

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests	$(1,926,000)	$(2,451,000)
Contributions from noncontrolling interests	10,000	—
Proceeds from exercise of stock options	28,000	—
Principal payments on long-term debt and capital leases	(11,373,000)	(8,357,000)

Net cash used in financing activities	(13,261,000)	(10,808,000)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,518,000)	1,303,000

CASH AND CASH EQUIVALENTS, beginning of period	23,613,000	18,831,000

CASH AND CASH EQUIVALENTS, end of period	$15,095,000	$20,134,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$8,924,000	$6,556,000

Cash payments of income taxes	$326,000	$153,000

Non-Cash Activity:
Capital leases entered into for property and equipment	$929,000	$2,847,000
Changes in accounts payable related to purchases of property and equipment	$2,114,000	$(937,000)
Change of control:
Other liabilities	$292,000	$53,000
Additional paid-in capital	$(298,000)	$(59,000)
Cumulative adjustment for deferred revenue	$761,000	$—

Supplemental Disclosure of Investing Activities:
Disposition of infusion branch:
Inventories sold	$—	$87,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HOMEPATIENT, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements of American HomePatient, Inc. and its subsidiaries (the “Company”) for the three and six months ended June 30, 2010 and 2009 herein are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the Company’s financial position at June 30, 2010, its results of operations for the three and six months ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009.
The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the entire respective years. Subsequent events have been evaluated as disclosed in Note 5. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.
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

ASU 2009-17 states that the difference between the amount added to the balance sheet of the consolidating entity and the amount of any previously recognized interest in the newly consolidated VIEs shall be recognized as a cumulative effect adjustment to retained earnings. The 50%-owned joint ventures had not previously recognized deferred revenues associated with rental arrangements. Upon consolidation on January 1, 2010, deferred revenue for the 50%-owned joint ventures in the amount of $761,000 was recognized by the Company. As a result, the Company recorded a cumulative adjustment which increased deferred revenue and increased accumulated deficit by $761,000.
Summarized financial information of the nine 50%-owned joint ventures at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Cash	$1,380,000	$1,669,000
Accounts receivable, net	3,811,000	3,597,000
Property and equipment, net	3,573,000	3,534,000
Other assets	2,946,000	2,989,000

Total assets	$11,710,000	$11,789,000

Accounts payable and accrued expenses	$596,000	$878,000
Deferred revenue	789,000	—

Total liabilities	$1,385,000	$878,000

3. GOING CONCERN AND LIQUIDITY
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has long-term debt of $216.2 million (the “Secured Debt”) at June 30, 2010, which was due to be repaid in full on August 1, 2009, as evidenced by a promissory note to the agent for the Company’s lenders (the “Lenders”) under a previous senior debt facility that is secured by substantially all of the Company’s assets. Highland Capital Management, L.P. controls a majority of the Secured Debt. The Company’s cash flow from operations and existing cash were not sufficient to repay the Secured Debt by the maturity date, and the Company was unable to refinance the Secured Debt by the maturity date. The entire amount of the Secured Debt is included in current portion of long-term debt and capital leases at June 30, 2010. A Restructuring Support Agreement (see Note 4, for a more detailed discussion) has been entered into by and among the Company, NexBank, SSB (the “Agent”), and a majority of the senior debt holders, which provides for restructuring the Company and the Company’s senior debt. If the Company is unable to restructure the Secured Debt pursuant to the Restructuring Support Agreement, the Company must refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will not be possible at this time, which raises substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the transactions contemplated by the Restructuring Support Agreement will be consummated, and if the Secured Debt is not restructured under the Restructuring Support Agreement then it is unlikely that any of the Company’s other efforts to address the debt maturity issue can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to resolve the debt maturity issue if the debt restructuring contemplated by the Restructuring Support Agreement is not completed. Subject to the limitations provided by the Restructuring Support Agreement, the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock.
4. RESTRUCTURING SUPPORT AGREEMENT
On April 27, 2010, the Company entered into an agreement with its Lenders and its largest shareholder, Highland Capital Management, L.P. (“Highland”), with respect to restructuring the Company and the Company’s senior debt (the “Restructuring Support Agreement”). The Company has entered into the Restructuring Support Agreement in order to address its Secured Debt maturity issue. Pursuant to the Restructuring Support Agreement, the Company proposed to its stockholders for their approval, and the stockholders approved on June 30, 2010, a change in the Company’s state of incorporation from Delaware to Nevada (the “Reincorporation”) as the first step in a series of transactions that is expected to result in each stockholder other than Highland and its affiliates receiving $0.67 per share for each share owned of the Company’s common stock. As provided below, the Reincorporation was effective June 30, 2010. As a result of these transactions, including the follow-on merger described below, the Company would cease to be a publicly traded company.
The Restructuring Support Agreement requires the Company, subject to a series of conditions (including the approval by its stockholders of the Reincorporation which was received on June 30, 2010 at the Company’s annual meeting of stockholders), to undertake a series of transactions, including the recently approved and completed Reincorporation, a self-tender offer by the Company to repurchase outstanding shares of its common stock, a long-term restructuring of the Company’s Secured Debt, and a follow-on merger that would make the Company a private company.
Pursuant to the Restructuring Support Agreement, and subject to the terms and conditions contained therein:
•	The Company retired at a 15% discount $10.2 million of its outstanding Secured Debt obligations held by a single entity. This retirement resulted in a gain on extinguishment of debt of $1.5 million for the three and six months ended June 30, 2010.

•	Highland and its affiliates, who collectively beneficially own approximately 48% of the outstanding common stock of the Company as of the date of the Restructuring Support Agreement, each agreed to vote their stock in favor of the Reincorporation.

•	With the approval of the Reincorporation by the Company’s stockholders, the Company carried out the Reincorporation which was effective June 30, 2010. In the Reincorporation, stockholders in the Company have become stockholders in a new parent company of the Registrant incorporated in Nevada (the “New Company”).

•	Conditioned upon approval of and carrying out the Reincorporation as described above, the New Company agreed that it would then commence a self-tender offer to its stockholders (other than Highland and its affiliates) at $0.67 per share. (See Note 5 “Subsequent Events”)

•	In the event this self-tender offer is accepted by a number of the New Company’s stockholders holding shares which together with the shares owned by Highland and its affiliates, represent at least 90% of the number of its outstanding shares, and subject to other customary closing conditions, the New Company agreed that it would repurchase all of the tendered shares.

•	If the self-tender offer is accepted, the Lenders have agreed to restructure the Company’s debt into two four-year secured term loans. This restructuring will not occur if the tender offer does not close. The first lien term loan would be in a principal amount of approximately $95.5 million, and the second lien term loan would have a principal amount of approximately $120.7 million. The second lien term loan would bear a higher rate of interest than the first lien term loan (however, the substantial majority of interest under the second lien term loan could be paid in kind at the election of the Company), but would rank junior in priority pursuant to the terms of an intercreditor agreement. The terms of the restructuring have not been finalized, but the Company anticipates that both term loans would have a variable interest rate component that in all instances would bear interest at a rate higher than the current 6.785% fixed interest rate on the Company’s Secured Debt.

•	If the self-tender offer is completed, but less than 100% of the shares of the New Company not owned by Highland or its affiliates are tendered, Highland has agreed to take all actions to cause the Company to initiate a follow-on merger at the conclusion of the self-tender offer pursuant to which the remaining shares of common stock in the New Company not held by Highland and its affiliates would be cancelled in exchange for sixty-seven cents ($0.67) per share. Highland then would cause the Company to de-register its stock pursuant to federal securities laws.
The Restructuring Support Agreement may be terminated under certain circumstances, including by either party if the self-tender offer has not been completed on or prior to September 30, 2010.
The above summary of the Restructuring Support Agreement does not set forth all details of the Reincorporation and related transactions and is subject to, and qualified in its entirety by, the full text of the Restructuring Support Agreement attached as Exhibit 10.4 to this quarterly report, which is incorporated to this description by reference.
5. SUBSEQUENT EVENTS
On July 7, 2010, the Company commenced a self-tender offer to acquire all outstanding shares of its common stock, (the “Shares”) at $0.67 per share , net to the seller in cash, without interest and less applicable withholding taxes (the “Offer”). Highland, which is the largest holder of the Company’s Secured Debt and its largest shareholder, has agreed to not tender Shares in the Offer. The purpose of the self-tender offer is to redeem as many Shares as possible from shareholders other than Highland in order to concentrate Highland’s percentage ownership in the Company as a first step in the Company becoming 100% owned by Highland pursuant to the Restructuring Support Agreement. The Offer is scheduled to expire at 5:00 PM, New York City time, on August 4, 2010, unless extended.
The Offer is conditioned upon, among other things: (i) that there shall have been validly tendered and not withdrawn prior to the expiration of the Offer a number of Shares that, when added to the number of Shares already owned by Highland, represents at least 90% of the Shares outstanding immediately prior to the expiration of the Offer; (ii) that the total amount payable by the Company to holders of Shares, upon acceptance for payment of Shares, shall not exceed $6,527,000 (plus any exercise price received by the Company for the exercise of options between April 27, 2010 and the expiration date of the Offer); and (iii) that simultaneously with the closing of the Offer, the Secured Debt shall be restructured into two four-year secured term loans on terms that the Company has previously negotiated with Highland and the other holders of the Secured Debt. Each of these conditions may, to the extent permitted by applicable law, be waived by the Company with the prior written consent of Highland. The Offer is not subject to any financing condition.
The complete terms and conditions of the Offer are set forth in the Offer to Purchase, Letter of Transmittal and other related materials filed by the Company on July 7, 2010 with the Securities and Exchange Commission (the “SEC”), as amended pursuant to amendments to Schedule 13E-3 and Schedule TO filed with the SEC by the Company on July 22, 2010.
6. STOCK BASED COMPENSATION
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
There were no options granted during the three months or six months ended June 30, 2010.
The Company recognized $46,000 and $103,000 of stock-based compensation expense in the three and six months ended June 30, 2010. The Company recognized $62,000 and $152,000 of stock-based compensation expense in the three and six months ended June 30, 2009.
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

An analysis of stock options outstanding under the 1991 Plan is as follows:

Weighted
Average
	Options	Exercise Price
Outstanding at December 31, 2009	2,736,000	$1.55
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at March 31, 2010	2,736,000	$1.55

Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at June 30, 2010	2,736,000	$1.55

There were no stock options exercised during the three and six months ended June 30, 2010 or 2009. At June 30, 2010, there was $0.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1991 Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

		Weighted
		Average
		Grant-date
Nonvested Options	Options	Fair Value
Balance at December 31, 2009	834,917	$0.52
Granted	—	—
Vested	(355,334)	0.61
Forfeited	—	—

Balance at March 31, 2010	479,583	$0.44

Granted	—	—
Vested	(22,084)	1.13
Forfeited	—	—

Balance at June 30, 2010	457,499	$0.41

Options granted under the 1991 Plan as of June 30, 2010 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	June 30,	June 30,	at June 30,	at June 30,
Grant	Outstanding	Prices	Price	Years	Value	2010	2010	2010	2010
2000	220,000	$0.17 to $0.30	$0.18	0.35	$97,700	220,000	$0.18	0.35	$97,700
2004	450,000	$1.31 to $1.80	$1.64	3.89	—	450,000	$1.64	3.89	—
2005	170,000	$2.21 to $3.55	$2.97	4.60	—	170,000	$2.97	4.60	—
2006	470,000	$0.61 to $3.30	$3.24	5.65	—	467,500	$3.26	5.65	—
2007	496,000	$1.25 to $2.40	$1.63	6.75	—	486,000	$1.64	6.73	—
2008	525,000	$0.85 to $1.03	$1.02	7.69	—	350,001	$1.02	7.69	—
2009	405,000	$0.22	$0.22	8.67	162,000	135,000	$0.22	8.67	54,000

	2,736,000				$259,700	2,278,501			$151,700

Options granted under the 1991 Plan as of December 31, 2009 have the following characteristics:

								Weighted
							Weighted	Average
							Average	Remaining
							Exercise	Contractual	Aggregate
				Weighted			Price of	Life in	Intrinsic
				Average		Options	Options	Years of	Value
			Weighted	Remaining		Exercisable	Exercisable	Options	of Options
			Average	Contractual	Aggregate	at	at	Exercisable	Exercisable
Year of	Options	Exercise	Exercise	Life in	Intrinsic	Dec. 31,	Dec. 31,	at Dec. 31,	at Dec. 31,
Grant	Outstanding	Prices	Price	Years	Value	2009	2009	2009	2009
2000	220,000	$0.17 to $0.30	$0.18	0.85	$—	220,000	$0.18	0.85	$—
2004	450,000	$1.31 to $1.80	$1.64	4.39	—	450,000	$1.64	4.39	—
2005	170,000	$2.21 to $3.55	$2.97	5.10	—	170,000	$2.97	5.10	—
2006	470,000	$0.61 to $3.30	$3.24	6.14	—	467,500	$3.26	6.14	—
2007	496,000	$1.25 to $2.40	$1.63	7.24	—	418,583	$1.63	7.23	—
2008	525,000	$0.85 to $1.03	$1.02	8.18	—	175,000	$1.02	8.18	—
2009	405,000	$0.22	$0.22	9.16	—	—	$—	9.16	—

	2,736,000				$—	1,901,083			$—

Options granted during 2000 and 2001 have a three year vesting period and expire in ten years. No options were granted during 2002 or 2003. Options granted during 2004 have a two or three year vesting period and expire in ten years. Options granted during 2005 have a three year vesting period and expire in ten years. Options granted during 2006 have a four year vesting period and expire in ten years. Options granted in 2007, 2008, and 2009 have a three year vesting period and expire in ten years. As of June 30, 2010 and December 31, 2009, shares available for future grants of options under the 1991 Plan total 310,109.
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

An analysis of stock options outstanding under the 1995 Plan is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2009 and March 31, 2010	570,000	$1.18
Granted	—	—
Exercised	(80,000)	0.30
Canceled	—	—

Outstanding at June 30, 2010	490,000	$1.33

There were 80,000 stock options exercised during the three and six months ended June 30, 2010.

Options granted under the 1995 Plan as of June 30, 2010 have the following characteristics:

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
	Options		Weighted	Contractual	Value
	Outstanding		Average	Life in	of Options
Year of	and	Exercise	Exercise	Years	Exercisable
Grant	Exercisable	Prices	Price	6/30/2010	6/30/2010
2000	60,000	$0.20 to $0.22	$0.20	0.38	$25,000
2001	15,000	$0.75	$0.75	1.50	—
2002	15,000	$0.15	$0.15	2.51	7,050
2003	80,000	$1.29	$1.29	3.51	—
2004	100,000	$1.18 to $3.46	$2.32	4.22	—
2005	50,000	$3.27	$3.27	5.51	—
2006	50,000	$1.40	$1.40	6.51	—
2007	40,000	$1.12	$1.12	7.51	—
2008	40,000	$0.12	$0.12	8.51	20,000
2009	40,000	$0.14	$0.14	9.51	19,200

	490,000				$71,250

Options granted under the 1995 Plan as of December 31, 2009 have the following characteristics:

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
	Options		Weighted	Contractual	Value
	Outstanding		Average	Life in	of Options
Year of	and	Exercise	Exercise	Years	Exercisable
Grant	Exercisable	Prices	Price	12/31/2009	12/31/2009
2000	140,000	$0.20 to $0.30	$0.26	0.61	$—
2001	15,000	$0.75	$0.75	2.00	—
2002	15,000	$0.15	$0.15	3.00	—
2003	80,000	$1.29	$1.29	4.00	—
2004	100,000	$1.18 to $3.46	$2.32	4.71	—
2005	50,000	$3.27	$3.27	6.00	—
2006	50,000	$1.40	$1.40	7.01	—
2007	40,000	$1.12	$1.12	8.01	—
2008	40,000	$0.12	$0.12	9.01	400
2009	40,000	$0.14	$0.14	10.00	—

	570,000				$400

The Directors’ options are fully vested upon issuance and expire ten years from date of issuance.

7. NET INCOME (LOSS) PER COMMON SHARE
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
The following information is necessary to calculate net income (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss) attributable to American HomePatient, Inc.	$854,000	$(3,989,000)	$(2,915,000)	$(9,157,000)

Weighted average common shares outstanding	17,607,000	17,573,000	17,590,000	17,573,000
Effect of dilutive options	325,000	—	—	—

Adjusted diluted common shares outstanding	17,932,000	17,573,000	17,590,000	17,573,000

Net income (loss) per common share attributable to American HomePatient, Inc. common shareholders
- Basic	$0.05	$(0.23)	$(0.17)	$(0.52)

- Diluted	$0.05	$(0.23)	$(0.17)	$(0.52)

8. INCOME TAXES
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
Amortization of the Company’s indefinite-life intangible assets, consisting of goodwill, ceased for financial statement purposes for the year ended December 31, 2002. The Company had a deferred tax liability of $12.0 million as of December 31, 2009 and $14.0 million at June 30, 2010 relating to indefinite-life intangibles. The Company cannot determine when the reversal of this deferred tax liability will occur, or whether such reversal would occur within the Company’s net operating loss carry-forward period. For the six months ended June 30, 2010 and 2009, the Company recognized non-cash charges totaling $2.0 million and $2.1 million, respectively, to income tax expense to increase the valuation allowance against the Company’s deferred tax assets, primarily consisting of net operating loss carry-forwards.
9. CHANGE OF CONTROL
On April 13, 2007, Highland Capital Management, L.P. filed a Schedule 13D/A with the Securities and Exchange Commission reporting beneficial ownership of 8,437,164 shares of Company common stock, which represented approximately 48% of the outstanding shares of the Company as of that date. Under the terms of the employment agreement between the Company and Joseph F. Furlong, III, the Company’s chief executive officer, the acquisition by any person of more than 35% of the Company’s shares constituted a change of control. Under Mr. Furlong’s employment agreement, this event gave Mr. Furlong the right to receive a lump sum payment in the event he or the Company terminated his employment within one year after the change of control. The Company accrued a liability for this potential payment in the second quarter of 2007 since the ultimate requirement to make this payment was outside of the Company’s control. As such, the Company recorded an expense of $6.6 million in the second quarter of 2007, which was shown as “change of control expense” in the consolidated statements of operations, and a liability in the amount of $6.9 million, which was reflected in other accrued expenses on the consolidated balance sheets. These items were comprised of 300% of Mr. Furlong’s current year salary and maximum bonus, immediate vesting of all unvested options, the buyout of outstanding options, reimbursement of certain personal tax obligations associated with the lump sum payment, as well as payment of certain insurance for up to 3 years after termination and office administrative expenses for up to one year after termination.
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
On December 21, 2007, Mr. Furlong’s employment agreement was amended. Per the terms of the amendment, Mr. Furlong received a $3.3 million lump sum payment on January 4, 2008 to induce him to continue his employment with the Company. This payment was made from the irrevocable trust and reduced the Company’s change of control liability. The payment was in lieu of certain amounts Mr. Furlong would otherwise be entitled to under the amended employment agreement if his employment with the Company had terminated. On May 1, 2008, as required for federal and state payroll tax purposes, the Company withheld for remittance to tax authorities approximately $1.5 million, the amount due to be reimbursed by the Company to Mr. Furlong for the tax liabilities he incurred in connection with the compensation he received following the change of control, as stipulated in his amended employment agreement. The tax liabilities were related to federal excise taxes due on the lump sum payment pursuant to IRS Section 280G. This payment was primarily made from the irrevocable trust. The amended employment agreement also stipulated that all of Mr. Furlong’s stock options were deemed vested and exercisable as of January 2, 2008, and capped the potential buyout of outstanding options at $1.4 million. The $1.4 million is maintained in the irrevocable trust until these options expire or until 90 days after Mr. Furlong’s termination, whichever occurs first. In addition, the amendment stipulated the

Company will pay for office administrative expenses for up to 6 months after termination instead of up to one year as originally agreed. The amendment also stipulated that certain insurance will be continued after termination only until January 1, 2011.
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
During each of the six month periods ended June 30, 2010 and 2009, the Company reduced its change of control expense by $6,000 as a result of the reduction of the liability associated with the Company’s obligation to pay certain insurance for Mr. Furlong until January 1, 2011. At June 30, 2010 and December 31, 2009 the irrevocable trust had a balance of $1.4 million and was reflected in prepaid expenses and other current assets on the consolidated balance sheets.
10. FAIR VALUE MEASUREMENTS
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
At June 30, 2010 and December 31, 2009, it was not practicable to estimate the fair value of the Company’s Secured Debt because of the August 1, 2009 maturity date and no market existed for comparable debt instruments and because of the Company’s inability to estimate the fair value without incurring excessive costs.
11. SECURED DEBT
The Company has Secured Debt of $216.2 million, as evidenced by a promissory note to the agent for the Company’s lenders (“Lenders”). This indebtedness is secured by substantially all of the assets of the Company and matured on August 1, 2009. As described more fully in Note 3, “Going Concern and Liquidity,” the Company was not able to repay this debt at or prior to maturity from cash flow from operations and existing cash, or refinance this debt prior to the maturity date. As described more fully in Note 4, the Company has entered into a Restructuring Support Agreement with the Lenders in order to restructure the Secured Debt.
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
12. RECENTLY ADOPTED ACCOUNTING STANDARDS
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
13. GOODWILL IMPAIRMENT ANALYSIS
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
The liabilities of the Company continue to exceed its assets resulting in a negative carrying value of approximately $33.7 million at June 30, 2010. The equity based fair value of the Company and its one reporting unit is approximately $10.9 million at June 30, 2010. Accordingly, the Company’s fair value exceeds its carrying value as of June 30, 2010 and, by definition, no goodwill impairment is indicated. As long as the Company has a negative carrying value and has a positive fair value (market capitalization), goodwill impairment will not be indicated pursuant to ASC 350, which states “if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.”
The Company is currently working toward a resolution of its debt maturity issue (see Note 4). If the ultimate resolution of this issue includes additional equity resulting in a positive carrying value of the Company and the positive carrying value exceeds the fair value of the reporting unit, goodwill of the Company in the amount of $123.6 million at June 30, 2010 may be partially or completely impaired at that time.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates,” “projects,” “may,” “plan,” “will,” “likely,” “could” and words of similar import. Such statements include statements concerning the approved and completed Reincorporation and the related transactions set forth in the Restructuring Support Agreement, the Company’s business strategy, the ability to satisfy interest expense and principal repayment obligations or to otherwise address those obligations, operations, cost savings initiatives, industry, economic performance, financial condition, liquidity and capital resources, adoption of, or changes in, accounting policies and practices, existing government regulations and changes in, or the failure to comply with, governmental regulations, legislative proposals for healthcare reform, the ability to enter into strategic alliances and arrangements with managed care providers on an acceptable basis, and current and future reimbursement rates, as well as reimbursement reductions and the Company’s ability to mitigate the impact of the reductions. Such statements are not guarantees of future performance and are subject to various risks and uncertainties. The Company’s actual results may differ materially from the results discussed in such forward-looking statements because of a number of factors, including those identified in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the Company does not undertake to update the forward-looking statements or to update the reasons that actual results could differ from those projected in the forward-looking statements.
Overview
     American HomePatient, with operations in 33 states, provides home health care services and products consisting primarily of respiratory and infusion therapies, the rental and sale of home medical equipment, and the sale of home health care supplies.

     The following table sets forth the percentage of revenues represented by each line of business for the periods presented:

	Six months ended June 30,
	2010	2009
Oxygen systems	38%	38%
Sleep therapy	38	35
Inhalation drugs	6	5
Nebulizers	1	1
Other respiratory	2	3

Total home respiratory therapy services	85%	82%

Enteral nutrition services	5	5
Other infusion services	3	4

Total home infusion therapy services	8%	9%

Total home medical equipment and supplies	7%	9%

	100%	100%

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

     Bad Debt Expense. Billing and collecting in the healthcare industry is extremely complex. Rigorous substantive and procedural standards are set by each third party payor, and failure to adhere to these standards can lead to non-payment, which can have a significant impact on the Company’s net income and cash flow. The Company measures bad debt as a percent of net sales and rentals, and management considers this percentage a key indicator in monitoring its billing and collection function. Bad debt expense increased from $2.2 million for the six months ended June 30, 2009 to $3.3 million for the six months ended June 30, 2010. As a percentage of net revenue, bad debt expense increased from 1.7% for the six months ended June 30, 2009 to 2.4% for the six months ended June 30, 2010. The increase in bad debt expense in the first two quarters of 2010 is primarily attributable to a decrease in cash collections in the first quarter of 2010 compared to the first quarter of 2009 resulting from procedural changes implemented in late 2009 and early 2010.
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
     Days Sales Outstanding. Days sales outstanding (“DSO”) is a tool used by management to assess collections and the consequential impact on cash flow. The Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company attempts to minimize DSO by screening new patient cases for adequate sources of reimbursement and by providing complete and accurate claims data to relevant payor sources. The Company also monitors DSO trends for each of its branches and billing centers and for the Company in total as part of the management of the billing and collections process. An increase in DSO usually results from certain revenue management processes at the billing centers and/or branches not functioning at optimal levels or a slow-down in the timeliness of payment processing by payors. A decline in DSO usually results from process improvements or more timely payment processing by payors. Management uses DSO trends to monitor, evaluate and improve the performance of the billing centers. DSO was 42 and 38 days at June 30, 2010 and December 31, 2009, respectively. This increase in DSO is primarily the result of annual insurance deductibles which negatively impact collections during the first half of the year.
     Unbilled Revenues. Another key indicator of the Company’s receivable collection efforts is the amount of unbilled revenue, which is the amount of sales and rental revenues not yet billed to payors due to incomplete documentation or the non-receipt of the Certificate of Medical Necessity

(“CMN”). The amount of unbilled revenue was $4.0 million for June 30, 2010 and December 31, 2009, net of valuation allowances.
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

     The Company’s Secured Debt Matured on August 1, 2009. For a discussion of the Company’s Secured Debt maturity, see “Risk Factors,” “Note 4 – Restructuring Support Agreement,” and “Liquidity and Capital Resources.”
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
     DRA Reimbursement Impact: The Deficit Reduction Act of 2005 (the “DRA”), which was signed into law on February 8, 2006, affects the Company’s reimbursement in a number of ways including:
•	The DRA contains a provision that eliminated the Medicare capped rental methodology for certain items of durable medical equipment, including wheelchairs, beds, and respiratory assist devices. The DRA changes the rental period to thirteen months, at which time the rental payments stop and title to the equipment is transferred to the beneficiary. The effective date of the provision to eliminate the capped rental methodology applies to items for which the first rental month occurs on or after January 1, 2006. As a result, the impact of this change was realized over a period of several years which began in 2007.

•	The DRA also contains a provision that limits the duration of monthly Medicare rental payments on oxygen equipment to 36 months. Prior to the DRA, Medicare provided indefinite monthly reimbursement for the rental of oxygen equipment as long as the patient needed the equipment and met medical qualifications. The effective date for the implementation of the 36-month rental cap for oxygen equipment was January 1, 2006. In the case of individuals who received oxygen equipment on or prior to December 31, 2005, the 36-month period began on January 1, 2006. Therefore, the financial impact of the reduction in revenue associated with the 36-month cap began in 2009. The DRA provided for the transfer of title of the oxygen equipment from the supplier to the patient at the end of the 36-month period. With the enactment of the Medicare Improvement for Patients and Providers Act of 2008 (“MIPPA”) in July of 2008, the provision related to the transfer of title of oxygen equipment was repealed effective January 1, 2009; however MIPPA did not repeal the cap on rental payments subsequent to the 36th month. MIPPA also established new payment rules and supplier responsibilities following the 36-month rental period, the most significant of which are described below.
•	A supplier’s responsibility to service an oxygen patient ends at the time the oxygen equipment has been in continuous use by the patient for the equipment’s reasonable useful lifetime (currently defined by the Centers for Medicare and Medicaid Services (“CMS”) as five years for oxygen equipment). However, the supplier may replace this equipment and a new 36-month rental period and new reasonable useful lifetime period is started on the date the replacement item is delivered. Oxygen equipment that is lost, stolen, or irreparably damaged may also be replaced and a new 36-month rental period and new reasonable useful lifetime period is started (with CMS approval). A new certificate of medical necessity is required when oxygen equipment is replaced in each of the situations described above.

•	A change in oxygen equipment modalities (e.g. from a concentrator to a stationary liquid system) prior to the end of the reasonable useful lifetime does not result in the start of a new 36-month rental period or new reasonable useful lifetime period, unless the change is medically justified and supported by written documentation from the patient’s physician. In addition, replacing oxygen equipment that is not functioning properly prior to the end of the reasonable useful lifetime period does not result in the start of a new 36-month rental period or new reasonable useful lifetime period. Finally, the transfer by a beneficiary to a new supplier prior to the end of the reasonable useful lifetime period does not result in the start of a new 36-month rental period or new reasonable useful lifetime period.

•	Suppliers furnishing liquid or gaseous oxygen equipment during the initial 36-month rental period will be required to continue furnishing oxygen contents for any period of medical need following the 36-month rental cap for the remainder of the reasonable useful lifetime of the equipment. The reimbursement rate for portable oxygen contents increases from approximately $29 per month during the 36-month rental period to approximately $77 per month after the 36-month rental period. At the start of a new 36-month rental period, the reimbursement rate for portable oxygen contents will revert back to approximately $29 per month.

•	Suppliers are responsible for performing any repairs or maintenance and servicing of the oxygen equipment that is necessary to ensure that the equipment is in good working order for the reasonable useful lifetime of the oxygen equipment. No payment will be made for supplies, repairs, or maintenance and servicing during the initial 36-month rental period. Effective July 2010, beginning six months after the 36-month cap, a maintenance and servicing payment of $66 will be paid every six months. The maintenance and servicing fee covers all maintenance and servicing needed during the six-month period. The supplier is responsible for performing all necessary maintenance, servicing and repair of the equipment at the time it is needed and must also visit the beneficiary’s home during the first month of each six-month period to inspect the equipment and perform any necessary maintenance and servicing needed at the time of each visit.

•	The Company’s financial results were materially and adversely impacted beginning in 2009 as a result of changes in oxygen reimbursement as described above. Net revenue and net income for the Company, including the 50% owned joint ventures, were reduced in the twelve months of 2009 by approximately $20.0 million and $18.8 million respectively as a result of the reimbursement changes related to the 36-month oxygen cap.
•	On August 3, 2006, CMS published a Proposed Rule to implement the changes required by the DRA relating to the payment for oxygen, oxygen equipment, and capped rental DME items. The rule, which became final November 9, 2006 (“DRA Implementation Rule”), establishes revised payment classes and reimbursement rates for oxygen and oxygen equipment effective January 1, 2007, including revised rates for concentrators, liquid and gas stationary systems, and portable liquid and gas equipment. The DRA Implementation Rule also establishes a reimbursement rate for portable oxygen generating equipment and changes regulations related to maintenance reimbursement and equipment replacement reimbursement. Under the DRA Implementation Rule, during the initial 36 months of rental, the reimbursement rate for concentrators and stationary liquid and gas systems was approximately $199 per month for calendar years 2007 and 2008, approximately $193 per month for 2009, and approximately $189 per month for 2010. Under the DRA Implementation Rule, the reimbursement rate for liquid or gas portable equipment during the initial 36 months of rental is approximately $32 per month from 2007 through 2010. As a result of the enactment of MIPPA in July of 2008, the above reimbursement rates were decreased by 9.5% beginning on January 1, 2009. Including the 50% owned joint ventures, the Company estimates the reduction in the rate for concentrators and stationary systems for 2010 will reduce both net revenue and net income by approximately $0.8 million in 2010.
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
     The bidding process for the first round of competitive bidding occurred in the latter half of 2007. The products included in the first round of bidding were: oxygen supplies and equipment; standard power wheelchairs, scooters, and related accessories; complex rehabilitative power wheelchairs and related accessories; mail-order diabetic supplies; enteral nutrients, equipment, and supplies; CPAP devices, Respiratory Assist Devices (“RADs”) and related supplies and accessories; hospital beds and related accessories; Negative Pressure Wound Therapy (“NPWT”) pumps and related supplies and accessories; walkers and related accessories; and support surfaces. The Company participated in the bidding process in eight of the ten Competitive Bidding Areas (“CBAs”) included in the first round of bidding (Charlotte, Cincinnati, Cleveland, Dallas, Kansas City, Miami, Orlando, and Pittsburgh). In early 2008, the Company was notified that it was a winning supplier in each of the eight CBAs and the Company chose to accept all contracts awarded. The contract period for the first round of bidding was scheduled to begin July 1, 2008 for a three year period. The Company’s average reduction in reimbursement associated with the first round of competitive bidding was approximately 29%.
     On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) was enacted. Among other things, this legislation delayed the competitive bidding program to allow time for CMS to make changes to the bidding process. As a result of this legislation, contracts awarded in the first round were terminated and the bidding process for the first round was restarted in 2009 and, except for a few exceptions, included the same products and geographic locations included in the original first round of bidding. On January 16, 2009, CMS published an Interim Final Rule implementing provisions of MIPPA related to the first round re-bidding process and subsequent rounds of bidding. The effective date of the Interim Final Rule was originally to be February 17, 2009, but was subsequently extended to April 18, 2009. The delay was used by CMS to further review the issues of law and policy raised by the Interim Final Rule. On August 3, 2009, CMS published a tentative timeline and bidding requirements for the first round re-bidding process which was subsequently finalized. Bidder registration began August 17,

2009 and bidding began October 21, 2009 and closed December 21, 2009. The Company participated in the bidding process in nine of the ten CBAs included in the re-bid first round of bidding. In early July 2010, the Company was notified that it was a winning supplier and was offered competitive bidding contracts in eight CBAs (Charlotte, Cincinnati, Cleveland, Dallas, Kansas City, Miami, Orlando, and Pittsburgh) for oxygen, CPAP, beds, walkers, and enteral products. The Company has accepted all contracts. CMS is expected to publicly announce the winning suppliers for each CBA in September 2010. The reimbursement rates from the bidding process will go into effect January 1, 2011. The Company’s average reduction in reimbursement from the re-bid first round is approximately 32%. The Company estimates the reduced rates will decrease both the Company’s 2011 net revenue and net income by approximately $3.9 million, excluding any offset for additional revenue volume obtained as a winning supplier.
     The second round bidding process is currently scheduled to begin in 2011. An additional 21 MSAs were recently added to the second round, bringing the total MSAs in the second round to 91.
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
     The four Jurisdictions published new revised LCDs on September 19, 2008 in order to provide guidance for PAP equipment beyond the guidelines contained in the NCD. The LCDs require, effective November 1, 2008, a face-to-face physician visit prior to the physician ordering sleep testing which should generally contain a sleep history with symptoms associated with obstructive sleep apnea (OSA) and sleep inventory, as well as pertinent physical examination. The LCD also requires an initial three-month trial period during which (no sooner than the 31st day but no later than the 91st day after beginning treatment) there must be an additional face-to-face physician visit. The treating physician must conduct a clinical reevaluation and document that the beneficiary is benefiting from PAP therapy. This policy also requires compliance data be provided to show patient’s use of the CPAP machine for four hours per night 70% of nights within a 30 day timeframe during the initial 90 days of treatment in order to document medical necessity. The Company has adapted its operations as a result of the policy changes outlined in the LCDs. The Company’s revenue and profitability have been and will continue to be negatively impacted by these policy changes. During 2009, the Company’s net revenue and net income were reduced by approximately $2.5 million as a result of the implementation of the Medicare PAP policy. The Company cannot accurately predict the future magnitude of the impact at this time as the Company continues to work through and improve processes to aid patients in improving compliance.
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

     Provider Enrollment, Chain and Ownership System: Section 1833(q) of the Social Security Act requires that all physicians and non-physician practitioners that meet certain definitions be uniquely identified for all claims and services that are ordered or referred. To meet this requirement, in April 2009, CMS expanded their current policy to require all health care practitioners be listed in the government health plan’s national on-line Provider Enrollment, Chain and Ownership System (“PECOS”). PECOS tracks physician and non-physician practitioners to ensure they are of the type/specialty eligible to order or refer services for Medicare beneficiaries. Upon the implementation of PECOS, Medicare claims submitted by the Company that are the result of an order or a referral from a practitioner not registered in PECOS will not be paid. The original implementation date for denying payment was January 5, 2010, but was postponed to April 5, 2010, and more recently postponed to January 3, 2011. However on May 5, 2010, CMS published an interim final rule requiring physicians and other practitioners to become compliant with PECOS by July 6, 2010. Medicare claims submitted by the Company beginning July 6, 2010 that are the result of an order or a referral from a practitioner not registered in PECOS are at risk of being rejected by Medicare. The Company is working with its referring physicians towards PECOS compliance but there can be no assurance that practitioners will be properly enrolled in PECOS, and as such the Company’s revenues and cash collections could be impacted beginning in the third quarter of 2010.
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

     The following table and discussion sets forth items from the Company’s interim condensed consolidated statements of income as a percentage of revenues for the periods indicated:

	Percentage of Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales and related services	20.4	21.2	21.1	21.5
Cost of rentals, including rental equipment depreciation	11.3	12.6	11.7	12.8
Operating expenses	49.3	52.5	50.4	52.7
Bad debt expense	2.2	1.4	2.4	1.7
General and administrative	8.7	7.8	8.2	7.8
Depreciation, excluding rental equipment, and amortization	1.3	1.5	1.3	1.5
Interest expense, net	5.4	5.8	5.5	5.8
Other income, net	(0.9)	(0.2)	(0.5)	—
Change of control income	—	—	—	—
Gain on extinguishment of debt	(2.2)	—	(1.1)	—

Total expenses	95.5	102.6	99.0	103.7

Income (loss) from operations before income taxes	4.5	(2.6)	1.0	(3.7)
Provision for income taxes	1.6	1.9	1.6	1.8

Net income (loss)	2.9	(4.5)	(0.6)	(5.5)

Less: Net income attributable to the noncontrolling interests	(1.6)	(1.5)	(1.6)	(1.4)

Net income (loss) attributable to American HomePatient, Inc.	1.3	(6.0)	(2.2)	(6.9)

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Revenues. Revenues increased from $66.0 million for the quarter ended June 30, 2009 to $69.2 million for the same period in 2010, an increase of $3.2 million, or 4.8%. The increase in revenue is primarily attributable to growth in the Company’s core respiratory product lines of oxygen and sleep therapy, partially offset by reductions in revenue associated with non-respiratory home medical equipment (“HME”) and infusion therapy as a result of the Company’s continued reduction in emphasis of these less profitable product lines. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues increased from $28.2 million for the quarter ended June 30, 2009 to $30.5 million for the same period of 2010, an increase of $2.3 million, or 8.2%. This increase is primarily the result of increased sleep therapy revenue and inhalation drug revenue, partially offset by a decrease in revenue associated with non-focus product lines, including non-respiratory HME and infusion therapy.
Rental Revenues. Rental revenues increased from $37.8 million for the quarter ended June 30, 2009 to $38.7 million for the same period in 2010, an increase of $0.9 million, or 2.4%. This increase is primarily the result of growth in oxygen and sleep therapy revenues, offset by decreases in non-respiratory HME.
Cost of Sales and Related Services. Cost of sales and related services increased from $14.0 million for the quarter ended June 30, 2009 to $14.1 million for the same period in 2010, an increase of $0.1 million, or 0.7%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 49.6% for the quarter ended June 30, 2009 to 46.4% for the same period in 2010. This decrease is primarily attributable to improved vendor pricing for certain products, reductions in sales of less profitable product lines, and a change in product mix associated with inhalation drug revenue.
Cost of Rental Revenues. Cost of rental revenues decreased from $8.3 million for the quarter ended June 30, 2009 to $7.8 million for the same period in 2010, a decrease of $0.5 million, or 6.0%. As a percentage of rental revenues, cost of rental revenue decreased from 22.0% for the quarter ended June 30, 2009 to 20.2% for the quarter ended June 30, 2010. This decrease is primarily attributable to a decrease in purchases of oxygen for portability and a decrease in rental equipment depreciation due to reductions in rental equipment purchases over the past several years, largely the result of the Company’s reduced emphasis on non-respiratory HME product lines.
Operating Expenses. Operating expenses decreased from $34.6 million for the quarter ended June 30, 2009 to $34.1 million for the same period in 2010, a decrease of $0.5 million or 1.4%. As a percentage of revenues, operating expenses decreased from 52.5% for the quarter ended June 30, 2009 to 49.3% for the quarter ended June 30, 2010. This decrease is primarily the result of improved operating efficiencies.
Bad Debt Expense. Bad debt expense increased from $0.9 million for the quarter ended June 30, 2009 to $1.5 million for the same period in 2010, an increase of $0.6 million, or 66.7%. As a percentage of revenues, bad debt expense increased from 1.4% for the quarter ended June 30, 2009 to 2.2% for the quarter ended June 30, 2010. Bad debt expense in the second quarter of 2009 was favorably impacted by accounts receivable reserve reductions associated with the collection of certain past due accounts.
General and Administrative Expenses. General and administrative expenses increased from $5.2 million for the quarter ended June 30, 2009 to $6.1 million for the same period in 2010, an increase of $0.9 million or 17.3%. As a percentage of revenues, general and administrative expenses increased from 7.8% for the quarter ended June 30, 2009 to 8.7% for the quarter ended June 30, 2010. The increase in general and administrative expenses is primarily due to professional fees and other expenses associated with restructuring the Company’s Secured Debt.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses were $1.0 million for the quarter ended June 30, 2009 and $0.9 million for the quarter ended June 30, 2010.
Interest Expense, Net. Interest expense, net, was $3.8 million for the quarter ended June 30, 2009 and $3.7 million for the quarter ended June 30, 2010.
Other Income, Net. Other income, net, was $0.1 million for the quarter ended June 30, 2009 and $0.6 million for the quarter ended June 30, 2010. The increase is primarily due to insurance proceeds received and income related to various life insurance policies.
Gain on Extinguishment of Debt. The Company retired $10.2 million of its outstanding Secured Debt obligations at a 15% discount which resulted in a gain on extinguishment of debt of $1.5 million for the three months ended June 30, 2010.
Provision for Income Taxes. The provision for income taxes was $1.3 million for the quarter ended June 30, 2009 and $1.1 million for the same period in 2010. This expense primarily relates to non-cash deferred federal and state income taxes associated with indefinite-lived intangible assets and state income tax expense.
Six months ended June 30, 2010 Compared to Six months ended June 30, 2009
Revenues. Revenues increased from $132.2 million for the six months ended June 30, 2009 to $136.2 million for the same period in 2010, an increase of $4.0 million, or 3.0%. The increase in revenue is primarily attributable to growth in the Company’s core respiratory product lines of oxygen and sleep therapy, partially offset by reductions in revenue associated with non-respiratory home medical equipment (“HME”) and infusion therapy as a result of the Company’s continued reduction in emphasis of these less profitable product lines. The following is a discussion of the components of revenues:
Sales and Related Services Revenues. Sales and related services revenues increased from $55.6 million for the six months ended June 30, 2009 to $59.6 million for the same period of 2010, an increase of $4.0 million, or 7.2%. This increase is primarily the result of increased sleep therapy revenue and inhalation drug revenue, partially offset by a decrease in revenue associated with non-focus product lines, including non-respiratory HME and infusion therapy.

Rental Revenues. Rental revenues were $76.6 million for each of the six months ended June 30, 2009 and 2010. Growth in oxygen and sleep therapy revenues was offset by decreases in non-respiratory HME.
Cost of Sales and Related Services. Cost of sales and related services increased from $28.4 million for the six months ended June 30, 2009 to $28.7 million for the same period in 2010, an increase of $0.3 million, or 1.1%. As a percentage of sales and related services revenues, cost of sales and related services decreased from 51.0% for the six months ended June 30, 2009 to 48.2% for the same period in 2010. This decrease is primarily attributable to improved vendor pricing for certain products, reductions in sales of less profitable product lines, and a change in product mix associated with inhalation drug revenue.
Cost of Rental Revenues. Cost of rental revenues decreased from $16.9 million for the six months ended June 30, 2009 to $15.9 million for the same period in 2010, a decrease of $1.0 million, or 5.9%. As a percentage of rental revenues, cost of rental revenue decreased from 22.0% for the six months ended June 30, 2009 to 20.7% for the six months ended June 30, 2010. This decrease is primarily attributable to a decrease in purchases of oxygen for portability and decreases in rental equipment depreciation due to reductions in rental equipment purchases over the past several years largely the result of the Company’s reduced emphasis on non-respiratory HME product lines.
Operating Expenses. Operating expenses decreased from $69.7 million for the six months ended June 30, 2009 to $68.6 million for the same period in 2010, a decrease of $1.1 million or 1.6%. As a percentage of revenues, operating expenses decreased from 52.7% for the six months ended June 30, 2009 to 50.4% for the six months ended June 30, 2010. This decrease is primarily the result of improved operating efficiencies.
Bad Debt Expense. Bad debt expense increased from $2.2 million for the six months ended June 30, 2009 to $3.3 million for the same period in 2010, an increase of $1.1 million, or 50.0%. As a percentage of revenues, bad debt expense increased from 1.7% for the six months ended June 30, 2009 to 2.4% for the six months ended June 30, 2010. The increase in bad debt expense in the first six months of 2010 is primarily attributable to a decrease in cash collections in the first six months of 2010 compared to the first six months of 2009 resulting from procedural changes implemented in late 2009 and early 2010.
General and Administrative Expenses. General and administrative expenses increased from $10.3 million for the six months ended June 30, 2009 to $11.2 million for the same period in 2010, an increase of $0.9 million or 8.7%. As a percentage of revenues, general and administrative expenses increased from 7.8% for the six months ended June 30, 2009 to 8.2% for the six months ended June 30, 2010. The increase in general and administrative expenses is primarily the result of professional fees and other expenses associated with restructuring the Company’s Secured Debt.
Depreciation and Amortization. Depreciation (excluding rental equipment) and amortization expenses decreased from $2.0 million for the six months ended June 30, 2009 to $1.8 million for the same period in 2010, a decrease of $0.2 million or 10%. This decrease is primarily due to certain assets becoming fully depreciated.
Interest Expense, Net. Interest expense, net, decreased from $7.7 million for the six months ended June 30, 2009 to $7.5 million for same period in 2010, a decrease of $0.2 million, or 2.6%. This decrease is primarily attributable to a reduced debt balance.

Other Income, Net. Other income, net, was $0.1 million for the six months ended June 30, 2009 and $0.7 million for the six months ended June 30, 2010. The increase is primarily due to insurance proceeds received and income related to various life insurance policies.
Gain on Extinguishment of Debt. The Company retired $10.2 million of its outstanding Secured Debt obligations at a 15% discount which resulted in a gain on extinguishment of debt of $1.5 million for the six months ended June 30, 2010.
Provision for Income Taxes. The provision for income taxes was $2.4 million for the six months ended June 30, 2009 and $2.2 million for the same period in 2010. This expense primarily relates to non-cash deferred federal and state income taxes associated with indefinite-lived intangible assets and state income tax expense.
Liquidity and Capital Resources
     The Company has long-term debt of $216.2 million, as evidenced by a promissory note to the agent for the Lenders. This indebtedness is secured by substantially all of the assets of the Company and matured on August 1, 2009. The Company was not able to repay this debt at or prior to maturity from cash flow from operations and existing cash, or refinance this debt prior to the maturity date. A series of forbearance agreements were entered into by and among the Company, the agent, and certain forbearance holders. The parties to the forbearance agreements agreed to not exercise, prior to the expiration of the term of the agreement, any of the rights or remedies available to them as a result of the Company’s failure to repay the Secured Debt on the maturity date. On April 27, 2010, the Company entered into the Restructuring Support Agreement, which provides for restructuring the Company and the Company’s senior debt in order to address its Secured Debt maturity issue. Pursuant to the Restructuring Support Agreement, the Company proposed to its stockholders for their approval a change in the Company’s state of incorporation from Delaware to Nevada (which approval was obtained) as the first step in a series of transactions that is expected to result in each stockholder other than Highland and its affiliates receiving $0.67 per share for each share owned of the Company’s common stock. If all of the contemplated transactions occur, including the follow-on merger, the Company will cease to be a publicly traded company. See Note 4 “Restructuring Support Agreement.” Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt would not be possible at this time if the transactions contemplated under the Restructuring Support Agreement are not consummated. Other factors, such as uncertainty regarding the Company’s future profitability would also limit the Company’s ability to resolve the debt maturity issue. However, there can be no assurance that the transaction contemplated under the Restructuring Support Agreement will be consummated, and in such case it is unlikely that a resolution on the debt maturity will be reached with favorable terms to the Company and its stockholders or at all. Subject to the limitations provided by the Restructuring Support Agreement, the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock.
     At June 30, 2010 the Company had current assets of $66.6 million and current liabilities of $260.3 million, resulting in a working capital deficit of $(193.7) million and a current ratio of 0.3x as compared to a working capital deficit of $(189.9) million and a current ratio of 0.3x at June 30, 2009. The current ratio for both periods has been significantly affected by the

Company’s Secured Debt balance being classified as a current liability due to the August 1, 2009 maturity date.
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
     The Company does not have access to a revolving line of credit. As of June 30, 2010, the Company had unrestricted cash and cash equivalents of approximately $15.1 million.
     Accounts payable increased from $14.2 million at December 31, 2009 to $19.5 million at June 30, 2010. A portion of this increase is due to a reduction during 2010 in the utilization of short term capital leases to finance the purchase of certain rental equipment. Also contributing to the increase in accounts payable was the timing of purchases of certain inventory and rental equipment at the end of the second quarter of the current year as compared to the fourth quarter of the prior year.
     The Company’s principal cash requirements (other than the repayment of its matured Secured Debt) are for working capital, capital expenditures, leases, and interest payments on its debt. The Company must meet these on-going cash requirements with existing cash balances and net cash provided by operations.
     While management’s cash flow projections and related operating plans indicate that the Company can adequately fund its operating activities and continue existing interest payments through existing cash and cash flow, cash flows from operations and available cash were not sufficient to repay the Company’s Secured Debt that matured on August 1, 2009. In light of the current general credit market conditions, if the transactions outlined in the Restructuring Support Agreement are not consummated, there can be no assurances that the Company will be able to deal successfully with the debt maturity issue on a timely basis or at all. As a result, the Company’s independent registered public accounting firm added an explanatory paragraph to their report on the Company’s consolidated financial statements for the quarter ended June 30, 2010 that noted these conditions indicated that the Company may be unable to continue as a going concern. Further Medicare reimbursement reductions could have a material adverse impact on the Company’s ability to meet its debt service requirements, required capital expenditures, or working capital requirements. If existing cash and cash flow are not sufficient, there can be no assurance the Company will be able to obtain additional funds from other sources on terms acceptable to the Company or at all.
     The Company’s future cash flow will continue to be dependent upon the respective amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). Future cash flow will also be determined by the terms on which its Secured Debt can be restructured, if any. Accounts receivable can have a significant impact on the Company’s liquidity. The Company has various types of accounts receivable, such as receivables from patients, contracts, and former owners of acquired businesses. Patient receivables constitute the majority of the Company’s accounts receivable. Accounts receivable are generally outstanding for longer periods of time in the health care industry than in many other industries because of requirements to provide third-party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days, particularly where the account receivable relates to services for a patient receiving a new medical therapy or covered by private insurance or Medicaid. Net patient accounts receivable were $31.7 million and $29.4 million at June 30, 2010 and December 31, 2009, respectively. Average DSO was approximately 42 and 38 days at June 30, 2010 and December 31, 2009, respectively. The

Company calculates DSO by dividing net patient accounts receivable by the average daily revenue for the previous 90 days (excluding dispositions and acquisitions), net of bad debt expense. The Company’s level of DSO and net patient receivables is affected by the extended time required to obtain necessary billing documentation.
The table below provides an aging of the Company’s gross patient accounts receivable as of June 30, 2010 and December 31, 2009.

				Greater than
(In thousands)	Total	0-90	91-180	180 days
June 30, 2010	$36,548	$32,588	$3,405	$555
Percent of total	100%	89%	9%	2%

December 31, 2009	$33,646	$30,242	$2,967	$437
Percent of total	100%	90%	9%	1%
     The Company’s liquidity and capital resources have been, and likely will continue to be, materially adversely impacted by Medicare reimbursement reductions. See “Trends, Events, and Uncertainties — Reimbursement Changes and the Company’s Response.”
     Net cash provided by operating activities was $15.2 million and $22.6 million for the six months ended June 30, 2010 and 2009, respectively. Payments made for additions to property and equipment, net were $10.5 million for the six months ended June 30, 2010 compared to $10.8 million for the same period in 2009. Additionally, the Company entered into $0.9 million of capital leases for equipment in the six months ended June 30, 2010 and entered into $2.8 million of capital leases for equipment in the six months ended June 30, 2009. Net cash used in financing activities was $13.3 million and $10.8 million for the six months ended June 30, 2010 and 2009, respectively. The cash used in financing activities for the six months ended June 30, 2010 includes $11.4 million of principal payments on long-term debt and capital leases. The cash used in financing for the six months ended June 30, 2009 includes $8.4 million of principal payments on long-term debt and capital leases.

Contractual Obligations and Commercial Commitments
The following is a tabular disclosure of all contractual obligations and commitments, including all off-balance sheet arrangements of the Company as of June 30, 2010:

	Twelve Months Ending June 30,
						After June 30,
	Total	2011	2012	2013	2014	2014
Secured debt and capital leases	$217,155,000	$217,155,000	$—	$—	$—	$—

Interest on secured debt and capital leases*	3,749,000	3,749,000	—	—	—	—

Operating lease obligations	12,343,000	6,578,000	4,049,000	1,634,000	82,000	—

Total contractual cash obligations	$233,247,000	$227,482,000	$4,049,000	$1,634,000	$82,000	$—

The Secured Debt is comprised entirely of amounts owed to the Lenders that matured on August 1, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Capital leases consist primarily of leases of office and computer equipment. Operating leases are noncancelable leases on certain vehicles and buildings.
At June 30, 2010 the Company had no off-balance sheet commitments or guarantees outstanding.

*	Interest on the Secured Debt in the table above includes interest obligations through September 30, 2010, which is the date the Restructuring Support Agreement may be terminated if the self-tender offer has not been completed.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has not been subject to material interest rate sensitivity since the Company paid a fixed interest rate for its $216.2 million of Secured Debt that matured on August 1, 2009. Interest expense associated with other debt would not materially impact the Company as most interest rates are fixed. The Company does not own and is not a party to any material market risk sensitive instruments.
The Company has not experienced large increases in either the cost of supplies or operating expenses as a result of inflation. With reductions in reimbursement by government and private medical insurance programs and pressure to contain the costs of such programs, the Company bears the risk that reimbursement rates set by such programs will not keep pace with inflation.
ITEM 4 — CONTROLS AND PROCEDURES
The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2010. Based on such evaluation, such officers have concluded that, as of June 30, 2010, these disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
American HomePatient, Inc.:
We have reviewed the interim condensed consolidated balance sheet of American HomePatient, Inc. and subsidiaries (the Company) as of June 30, 2010, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
Note 2 of the Company’s audited financial statements as of December 31, 2009, and for the year then ended disclosed that the Company had a net capital deficiency and had a net working capital deficiency resulting from $226.4 million of debt that matured on August 1, 2009. Our auditors’ report on those financial statements included an explanatory paragraph referring to the matters in note 2 of those financial statements and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in note 3 of the Company’s unaudited interim condensed consolidated financial information as of June 30, 2010, and for the six months then ended, the Company still has a net capital deficiency and a net working capital deficiency resulting from debt that matured on August 1, 2009. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP
Nashville, Tennessee
August 4, 2010

PART II. OTHER INFORMATION
ITEM 1A – RISK FACTORS
This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company. Many of these risks are also discussed in other sections of this report.
The Company’s Secured Debt became due on August 1, 2009 and was not repaid.
     The Company maintains a significant amount of debt. The Company has long-term debt of $216.2 million, as evidenced by a promissory note to the agent for the Company’s lenders (“Lenders”). This indebtedness is secured by substantially all of the assets of the Company and matured on August 1, 2009. The Company was not able to repay or refinance this debt at or prior to maturity. As a result, the Company must refinance the debt, extend the maturity, restructure or make other arrangements, some of which could have a material adverse effect on the value of the Company’s common stock. Furthermore, the Company’s independent registered public accounting firm added an explanatory paragraph to their report on the Company’s consolidated financial statements for the six months ended June 30, 2010 that noted these conditions indicated that the Company may be unable to continue as a going concern. Given the unfavorable conditions in the current debt market, the Company believes that third-party refinancing of the debt will not be possible at this time. If the self-tender offer is not successful, there can be no assurance that any of the Company’s other efforts to address the debt maturity issue can be completed on favorable terms or at all. Other factors, such as uncertainty regarding the Company’s future profitability could also limit the Company’s ability to resolve the debt maturity issue. Subject to the limitations provided by the Restructuring Support Agreement (see Note 4), the Company’s Lenders have the right to foreclose on substantially all assets of the Company, and this would have a material adverse effect on the Company’s liquidity, financial condition, and the value of the Company’s common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events and Uncertainties” and “Liquidity and Capital Resources.”
The Company’s failure to complete transactions related to the Reincorporation could negatively affect the Company and its stockholders.
     On April 27, 2010, the Company entered into a Restructuring Support Agreement with its Lenders and its largest shareholder, Highland Capital Management, L.P., with respect to restructuring the Company and the Company’s senior debt. See “Note 4 – Restructuring Support Agreement.” Pursuant to the Restructuring Support Agreement, the Company proposed to its stockholders for their approval a change in the Company’s state of incorporation from Delaware to Nevada. The Company’s stockholders approved the Reincorporation, and the Reincorporation was effective June 30, 2010.
     As provided in the Restructuring Support Agreement, on July 7, 2010, the Company commenced a self-tender offer to acquire all outstanding shares of its common stock, (the “Shares”) at $0.67 per share, net to the seller in cash, without interest and less applicable withholding taxes (the “Offer”). Highland, which is the largest holder of the Company’s Secured Debt and its largest stockholder, has agreed to not tender Shares in the Offer. The purpose of the self-tender offer is to redeem as many Shares as possible from stockholders other than Highland in order to concentrate Highland’s percentage ownership in the Company as a first step in the Company becoming 100% owned by Highland pursuant to the Restructuring Support Agreement. The Offer is scheduled to expire at 5:00 PM, New York City time, on August 4, 2010, unless extended.
     The Offer is conditioned upon, among other things: (i) that there shall have been validly tendered and not withdrawn prior to the expiration of the Offer a number of Shares that, when added to the number of Shares already owned by Highland, represents at least 90% of the Shares outstanding immediately prior to the expiration of the Offer; (ii) that the total amount payable by the Company to holders of Shares, upon acceptance for payment of Shares, shall not exceed $6,527,000 (plus any exercise price received by the Company for the exercise of options between April 27, 2010 and the expiration date of the Offer); and (iii) that simultaneously with the closing of the Offer, the Secured Debt shall be restructured into two four-year secured term loans on terms that the Company has previously negotiated with Highland and the other holders of the Secured Debt. Each of these conditions may, to the extent permitted by applicable law, be waived by the Company with the prior written consent of Highland. The Offer is not subject to any financing condition.
     If the Offer is not completed for any reason, then no stockholder will receive the tender offer consideration of $0.67 per Share, and the proposed Secured Debt restructuring will not occur. If the Offer is not completed, the Company will have extremely limited, if any, options for satisfying or restructuring its Secured Debt that matured in August 2009. If the Offer is not closed by September 30, 2010, the holders of this debt will have the right to foreclose upon substantially all of the Company’s assets.
     In connection with the Offer and the related transactions, the Company will also be subject to several additional risks, including the following:
•	the market price of the Company’s common stock may reflect a market assumption that the Offer will close, and a failure to close the Offer could result in a decline in the market price of the Company’s common stock;

•	certain costs relating to the Offer, such as legal, accounting and financial advisory fees, are payable by the Company whether or not the Offer closes;

•	there may be substantial disruption to the Company’s business and a distraction of management and employees from day-to-day operations, because matters related to the Offer may require substantial commitments of their time and resources;

•	uncertainty about the effect of the Offer may adversely affect the Company’s relationships with its employees, suppliers and other persons with whom the Company has business relationships; and

•	there may be lawsuits filed against the Company relating to the Reincorporation or the Offer.

Highland Capital Management, L.P. controls approximately 48% of the Company’s common stock and controls a majority of the Company’s $216.2 million Secured Debt, which may allow Highland to exert significant influence on the Company.
     Highland Capital Management has beneficial ownership of 8,437,164 shares of Company common stock, which represents approximately 48% of the outstanding shares of the Company. Highland also controls a majority of the Company’s secured promissory notes that represent $216.2 million of Secured Debt. Highland could exert significant influence on all matters requiring stockholder approval. Because of its control of the Company’s debt, Highland’s interests may be different than those of holders of common stock who are not also holders of debt.
Reductions in Medicare and Medicaid reimbursement rates, as well as reductions from other third party payors, are having a material adverse effect on the Company’s results of operations and financial condition, and future reductions could have further adverse effects.
     On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA”) was signed into law. The DRA has reduced the reimbursement of certain products provided by the Company and significantly reduced reimbursement related to oxygen beginning in 2009. On July 15, 2008, the Medicare Improvement for Patients and Providers Act of 2008 (the “MIPPA”) was enacted and has further reduced reimbursement for certain products. These reductions have had and will continue to have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Enacted reimbursement cuts as well as pending and proposed reimbursement cuts, may negatively affect the Company’s business and prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends, Events and Uncertainties – Reimbursement Changes and the Company’s Response.”
     For the six months ended June 30, 2010, the percentage of the Company’s revenues derived from Medicare, Medicaid and all other payors was 53%, 7%, and 40%, respectively. The revenues and profitability of the Company may be impacted by the efforts of payors to contain or reduce the costs of health care by delaying payments, lowering reimbursement rates, narrowing the scope of covered services, increasing case management review of services, and negotiating reduced contract pricing. Reductions in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s revenues and net income. Additional Medicare reimbursement reductions have been proposed that would have a substantial and material adverse effect on the Company’s revenues, net income, cash flows and capital resources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company’s revenues and profitability. There can be no assurance that the Company will continue to maintain its current payor mix, revenue mix, or reimbursement levels, a change in any of which could have a material adverse effect on the Company’s revenues, net income, cash flows and capital resources. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competitive bidding required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to determine reimbursement rates for certain durable medical equipment could have a material adverse effect on the Company’s results of operations and financial condition.
     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) froze reimbursement rates for certain durable medical equipment (“DME”) at those rates in effect on October 1, 2003. These reimbursement rates will remain in effect until the competitive bidding process establishes a single payment amount for those items, which amount must be less than the current fee schedule. Competitive bidding will be implemented in phases with ten of the largest metropolitan statistical areas (“MSAs”) included in the program in the first round of bidding and ninety-two additional MSAs to be added in the second round of bidding, with additional areas to be subsequently added. The MMA specified that the first round of competitive bidding would be implemented in 2008 and the second round in 2009.
     On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”) was enacted. Among other things, this legislation delayed the competitive bidding program to allow time for CMS to make changes to the bidding process. On August 3, 2009, CMS published a tentative timeline and bidding requirements for the first round re-bidding process which was subsequently finalized. Bidder registration began August 17, 2009 and bidding began October 21, 2009 and closed December 21, 2009. The Company participated in the bidding process in nine of the ten markets included in the re-bid first round of bidding. In early July 2010, the Company was notified that it was a winning supplier and was offered competitive bidding contracts in eight CBAs (Charlotte, Cincinnati, Cleveland, Dallas, Kansas City, Miami, Orlando, and Pittsburgh) for oxygen, CPAP, beds, walkers, and enteral products. The Company has accepted all contracts. CMS is expected to publicly announce the winning suppliers for each CBA in September 2010. The reimbursement rates from the bidding process will go into effect January 1, 2011. The Company’s average reduction in reimbursement from the re-bid first round is approximately 32.0%. The Company estimates the reduced rates will decrease both the Company’s 2011 net revenue and net income by approximately $3.9 million, excluding any offset for additional revenue volume obtained as a winning supplier.
     The Company cannot provide any assurance as to its ability to mitigate the negative impact of the reimbursement reductions in the first round of competitive bidding. There can also be no assurance that the Company will be a successful bidder in any future rounds of bidding or the level of reimbursement reductions in future rounds. For these and other reasons, the implementation of competitive bidding could have a material adverse effect on the Company’s net revenue and net income.

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
     The Company has substantial accounts receivable as evidenced by DSO of 42 days as of June 30, 2010. No assurances can be given that future bad debt expense will not increase above current operating levels as a result of difficulties associated with the Company’s billing activities and meeting payor documentation requirements and claim submission deadlines. Increased bad debt expense or delays in collecting accounts receivable could have a material adverse effect on cash flows and results of operations.

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
     The provision of healthcare services entails an inherent risk of liability. Certain participants in the home healthcare industry may be subject to lawsuits that may involve large claims and significant defense costs. It is expected that the Company periodically will be subject to such suits as a result of the nature of its business. The Company currently maintains product and professional liability insurance intended to cover such claims in amounts which management believes are in keeping with industry standards. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all. There can be no assurance that claims in excess of the Company’s insurance coverage will not arise. A successful claim against the Company in excess of the Company’s insurance coverage could have a material adverse effect upon the operations, financial condition or prospects of the Company. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company’s ability to attract patients or to expand its business. In addition, the Company maintains a large deductible for its workers’ compensation, auto liability, commercial general and professional liability insurance. The Company is self-insured for its employee health insurance and is at risk for claims up to individual stop-loss and aggregate stop-loss amounts.

ITEM 6 — EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
2.1	Plan and Agreement of Merger dated May 21, 2010 (incorporated by reference to Appendix A to the Company’s Proxy Statement on Form DEF 14-A, filed May 25, 2010).

3.1	Articles of Incorporation of Company (incorporated by reference to Appendix B to the Company’s Proxy Statement on Form DEF 14-A, filed May 25, 2010).

3.2	Amendment to Articles of Incorporation of Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed June 30, 2010).

3.3	Bylaws of Company (incorporated by reference to Appendix C to the Company’s Proxy Statement on Form DEF 14-A, filed May 25, 2010).

10.1	Restructuring Support Agreement entered into by the Company, Highland Capital Management, L.P. and senior lenders dated April 27, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2010).

15.1	Awareness Letter of KPMG LLP.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) – Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) – Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOMEPATIENT, INC.
August 4, 2010	By:	/s/ Stephen L. Clanton
Stephen L. Clanton
Chief Financial Officer and An Officer Duly Authorized to Sign on Behalf of the registrant